Form 10KSB
period 2008-09-30
SMARTDATA CORP
filed 2009-02-05
CIK 827876

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2008

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to________________

Commission file number 000-53498

SmartData Corporation

(Name of small business issuer in its charter)

Utah	87-0449945
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

PO BOX 573633, Murray	84157
Address of principal executive office	Zip code

Issuer's telephone number (801) 557-6748

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  None

Common Stock, $.001 par Value

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

SEC 2337 (12-05)

Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐

State issuer's revenues for its most recent fiscal year: $-0-

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

There was not an active market and there has been no trading volume during fiscal 2008 and there has been no trading volume in 2008, therefore the aggregate market value of the issuer's common stock held by non-affiliates at December 15, 2008 is deemed to be $-0-.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☒

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of February 2, 2009 there were 20,533,781 shares of common stock, par value $.001 issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one): Yes ☐, No ☒

Part I

Item 1. Description of Business

Forward-Looking Statement Notice

When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect SmartData Corporation’s future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors.

Our Business

SmartData Corporation was incorporated in State of Nevada on October 15, 1987.  The original ongoing business of SmartData was the distribution and sale of computer hardware and software.  SmartData provided small businesses a framework to measure productivity, and offered additional services such as staff leasing, insurance benefits, and retirement planning.  SmartData conducted a 504 public offering in the State of Nevada in December 1987.  Smart Data began trading publicly in January 1988.  Due to a series of unfortunate events, including the untimely death of the founding CEO, Mr. Paul Gambles, SmartData discontinued active business operations in 1992.

The Company has now focused its efforts on seeking a business opportunity.  The Company will attempt to locate and negotiate with a business entity for the merger of that target company into the Company. In certain instances, a target company may wish to become a subsidiary of the Company or may wish to contribute assets to the Company rather than merge. No assurances can be given that the Company will be successful in locating or negotiating with any target company. The Company will provide a method for a foreign or domestic private company to become a reporting (“public”) company whose securities are qualified for trading in the United States secondary market.

Sources of Opportunities

We anticipate that business opportunities may arise from various sources, including officers and directors, professional advisers, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals.

We will seek potential business opportunities from all known sources, but will rely principally on the personal contacts of our officers and directors as well as indirect associations between them and other business and professional people. Although we do not anticipate engaging professional firms specializing in business acquisitions or reorganizations, we may retain such firms if management deems it in our best interests. In some instances, we may publish notices or advertisements seeking a potential business opportunity in financial or trade publications.

Criteria

We will not restrict our search to any particular business, industry or geographical location. We may acquire a business opportunity in any stage of development. This includes opportunities involving "start up" or new companies. In seeking a business venture, management will base their decisions on the business objective of seeking long-term capital appreciation in the real value of our company. We will not be controlled by an attempt to take advantage of an anticipated or perceived appeal of a specific industry, management group, or product.

In analyzing prospective business opportunities, management will consider the following factors:

- available technical, financial and managerial resources;

- working capital and other financial requirements;

- the history of operations, if any;

- prospects for the future;

- the nature of present and expected competition;

- the quality and experience of management services which may be available and the depth of the management;

- the potential for further research, development or exploration;

- the potential for growth and expansion;

- the potential for profit;

- the perceived public recognition or acceptance of products, services, trade or service marks, name identification; and other relevant factors.

Generally, our management will analyze all available factors and make a determination based upon a composite of available facts, without relying on any single factor.

Methods of Participation of Acquisition

Management will review specific businesses and then select the most suitable opportunities based on legal structure or method of participation. Such structures and methods may include, but are not limited to, leases, purchase and sale agreements, licenses, joint ventures, other contractual arrangements, and may involve a reorganization, merger or consolidation transactions. Management may act directly or indirectly through an interest in a partnership, corporation, or other form of organization.

Procedures

As part of our investigation of business opportunities, officers and directors may meet personally with management and key personnel of the firm sponsoring the business opportunity. We may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and conduct other reasonable measures.

We will generally ask to be provided with written materials regarding the business opportunity. These materials may include the following:

- descriptions of product, service and company history; management resumes;

- financial information;

- available projections with related assumptions upon which they are based;

- an explanation of proprietary products and services;

- evidence of existing patents, trademarks or service marks or rights thereto;

- present and proposed forms of compensation to management;

- a description of transactions between the prospective entity and its affiliates;

- relevant analysis of risks and competitive conditions;

- a financial plan of operation and estimated capital requirements;

- and other information deemed relevant.

Competition

We expect to encounter substantial competition in our efforts to acquire a business opportunity. The primary competition is from other companies organized and funded for similar purposes, small venture capital partnerships and corporations, small business investment companies and wealthy individuals.

Employees

We do not currently have any employees but rely upon the efforts of our officer and director to conduct our business. We do not have any employment or compensation agreements in place with our officers and directors although they are reimbursed for expenditures advanced on our behalf.

Item 2. Description of Property.

We do not currently own any property. We utilize office space in the home of, Burkeley Priest, an officer and director, at no cost. We will not seek independent office space until we pursue a viable business opportunity and recognize income.

Item 3. Legal Proceedings.

No legal proceedings are threatened or pending against SmartData Corporation or any of our officers or directors. Further, none of our officers, directors or affiliates are parties against SmartData Corporation.

Item 4. Submission of Matters to a Vote of Securities Holders.

None.

Part II

Item 5. Market for Common Equity and Related Stockholder Matters

There currently is no active trading for our Common Stock. Our common stock is not listed on any stock exchange.

As of December 23, 2008, there were approximately ninety three shareholders of record holding shares of common stock. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

We have not paid, nor declared, any cash dividends since our inception and do not intend to declare any such dividends in the foreseeable future.

Item 6. Management's Discussion and Analysis or Plan of Operation.

Years Ended September 30, 2008 and 2007

We have negligible available cash on hand and have experienced losses since inception. We did not generate any revenues from operations during the years ended September 30, 2008 and 2007. Expenses during the years ended September 30, 2008 and 2007 were $22,048 and $2,195, respectively. Expenses for both years consisted entirely of general and administrative expenses. The general and administrative expenses were primarily due to professional, legal and accounting fees relating to our reporting requirements.

As a result of the foregoing factors, we realized a net loss of $22,048 for the year ended September 30, 2008, compared to a net loss of $2,195 for the period ended September 30, 2007.

Liquidity and Capital Resources

At September 30, 2008, we had $0 in available cash on hand and $10,861 in liabilities. We anticipate our expenses for the next twelve months will be approximately $20,000. In the past we have relied on advances from our current shareholders to cover our operating costs. Management anticipates that we will receive sufficient advances from our president to meet our needs through the next 12 months. However, there can be no assurances to that effect. Our need for capital may change dramatically if we acquire an interest in a business opportunity during that period. At present, we have no understandings, commitments or agreements with respect to the acquisition of any business venture, and there can be no assurance that we will identify a business venture suitable for acquisition in the future. Further, we cannot assure that we will be successful in consummating any acquisition on favorable terms or that we will be able to profitably manage any business venture we acquire. Should we require additional capital, we may seek additional advances from officers, sell common stock or find other forms of debt financing.

Our current operating plan is to continue searching for potential businesses, products, technologies and companies for acquisition and to handle the administrative and reporting requirements of a public company. To demonstrate our commitment to maintaining ethical reporting and business practices, we adopted a Code of Ethics and Business Conduct and included it as an exhibit to this Form 10-KSB.

Financial Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109", Statement of Financial Accounting Standards ("SFAS") No. 141 (revised 2007), "Business Combinations", SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51", SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115", SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans", SFAS No. 157, "Fair Value Measurements", SFAS No. 156, "Accounting for Servicing of Financial Assets", SFAS No. 155, "Accounting for Certain Hybrid Instruments", and SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3", were recently issued. These recently-enacted accounting standards have no current applicability to the Company or their effect on the financial statements would not have been significant.

Subsequent Events.

None.

Item 7. Financial Statements.

Our financial statements appear at the end of this report beginning on page F-1.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A(T). Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our President, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including our President, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management's Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, with the participation of the President, evaluated the effectiveness of the Company's internal control over financial reporting as of September 30, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on this evaluation, our management, with the participation of the President, concluded that, as of September 30, 2008, our internal control over financial reporting was not effective. The Company's material weaknesses in internal control are due to the lack of segregation of duties and the lack of accounting expertise in the supervision of the financial reporting process. However, the Company believes the costs of remediation outweigh the benefits given the limited operations of the Company.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

(b) Changes in Internal Control over Financial Reporting. There were no changes in the Company's internal controls over financial reporting, known to the chief executive officer or the chief financial officer, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 8B. Other Information

There are no further disclosures. All information that was required to be disclosed in a Form 8-K during the fourth quarter, 2008 has been disclosed.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.

Name	Age	Position	Director or Officer Since
Burkeley J. Priest	35	President/Secretary/CEO/CFO/Director	May 2007

All officers hold their positions at the will of the Board of Directors. All directors hold their positions for one year or until their successors are elected and qualified.

Set forth below is certain biographical information regarding the Company's executive officer and director: Burkeley J Priest President/Secretary and a Director.

Burkeley J. Priest, 35 years old, the President and a director of SmartData, Inc., is also the Managing Member of Summit Sports, LLC., A Utah Limited Liability Company which operates a exclusive single line Honda Power House dealership in Park City, Utah with annual sales of 4 million plus.  Mr. Priest also was the founder of the Classic Motorcycles, Murray, Utah and Point Power Sports, Draper Utah.  Mr. Priest attended the University of Utah from 1991 to 1995 with a focus on Economics.  He is a member of the Sigma Chi fraternity.

The Company has no audit committee financial expert, as defined under Section 228.401, serving on its audit committee because it has no audit committee and is not required to have an audit committee because it is not a listed security as defined in Section 240.10A-3.

Item 10. Executive Compensation

The following table sets forth certain summary information concerning the compensation paid or accrued for each of the Registrant's last three completed fiscal years to the Registrant's or its principal subsidiaries chief executive officers and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at September 30, 2008, the end of the Registrant's last completed fiscal year).

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Nonquali- fied Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
Burkeley Priest President/Secretary/ CEO/CFO/Director	2008 2007 2006	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-5,100- -100- -0-	-5,100- -100- -0-

There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in Cash Compensation set out above which would in any way result in payments to any such person's termination of employment with the Company or any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

Compensation of Directors

There are no agreements to compensate any of the directors for their services.

Our officers and directors are reimbursed for expenses incurred on our behalf. Our officers and directors will not receive any finder's fee as a result of their efforts to implement the business plan outlined herein. However, our officers and directors anticipate receiving benefits as beneficial shareholders of our common stock.

We have not adopted any retirement, pension, profit sharing, stock option or insurance programs or other similar programs for the benefit of our employees.

Employment Contracts and Termination of Employment and Change in Control Arrangement.

There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in Executive Compensation set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a change of control of the Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth as of February 2, 2009, the number and percentage of the 20,533,781 shares of outstanding common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Title of	Name and Address of	Amount and Nature of	Percentage
Class	Beneficial Owner	Beneficial Ownership	of Class

Common	Burkeley Priest (1)	8,695,000	42.3%
	P. O. Box 571663
	Murray, UT 84157

Common	Munson Family Limited Partnership (2)	6,400,000	31.2%
	3374 Starview Dr
	Bend, OR 97701

Total Officers and Directors		8,695,000	42.3%
As a Group (1 Person)

(1)

Officer and/or director.

(2)

Jerry Rice, a former officer and director of SmartData, is the principal partner.

There are no contracts or other arrangements that could result in a change of control of the Company.

Item 12. Certain Relationships and Related Transactions.

We utilize office space at the home of Burkeley Priest, an officer and director, to conduct our activities at no charge.

Item 13.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

The Company has adopted a code of ethics that applies to the Company's principal executive officer, principal financial officer, principal accounting officer or controller.  The Company will provide, at no cost, a copy of the Code of Ethics to any shareholder of the Company upon receiving a written request sent to the Company's address shown on Page 1 of this report.

Exhibit #	Description	Location

Exhibit 3(i)	Articles of Incorporation	*

Exhibit 3(i)(a)	Amendments to the Articles of Incorporation	*

Exhibit 3(ii)	Bylaws	*

Exhibit 14	Code of Ethics	Attached

Exhibit 31	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

Exhibit 32	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**	Attached

*  These exhibits are incorporated herein by reference to the Company's Form 10 filed with the Securities and Exchange Commission on November 17, 2008.

**  The Exhibit attached to this Form 10-KSB shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

(b)  Reports on Form 8-K.

None.

Item 14. Principal Accountant Fees and Services

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal account for the audit of, SmartData Corporation’s annual financial statement and review of financial statements included in SmartData Corporation’s 10-QSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $0 for fiscal year ended 2007 and $9,597 for fiscal year ended 2008.

Audit-Related Fees

There were no fees for other audit related services for fiscal years ended 2008 and 2007.

Tax Fees

There were no fees for tax compliance, tax advice and tax planning for the fiscal years 2008 and 2007.

All Other Fees

There were no other aggregate fees billed in either of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above.

We do not have an audit committee currently serving and as a result our board of directors performs the duties of an audit committee. Our board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.  We do not rely on pre-approval policies and procedures.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SmartData Corporation

Date: February 5, 2009

/s/ Burkeley Priest

Burkeley Priest

Chief Executive Officer and

Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 15, 2008

/s/ Burkeley Priest

Burkeley Priest

Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

SmartData Corporation

We have audited the accompanying balance sheets of SmartData Corporation [a development stage company] as of September 30, 2008 and 2007, and the related statements of operations, stockholders' deficit, and cash flows for the years ended September 30, 2008 and 2007, and for the period from re-entering the development stage [October 1, 1991] through September 30, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SmartData Corporation, as of September 30, 2008 and 2007, and the results of their operations and their cash flows for the years ended September 30, 2008 and 2007, and for the period from re-entering the development stage [October 1, 1991] through September 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has limited financial resources and its operations during the development stage have been unprofitable. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Mantyla McReynolds, LLC

Mantyla McReynolds LLC

Salt Lake City, Utah

December 29, 2008

SmartData Corporation

[A Development Stage Company]

Balance Sheets

September 30, 2008 and September 30, 2007

	September 30,	September 30,
Assets	2008	2007

Total Assets	$-	$-

Liabilities and Stockholders' Equity (Deficit)

Liabilities
Current Liabilities
Accounts Payable	$6,368	$-
Convertible Notes Payable - Related Party	4,493	3,033
Total Current Liabilities	10,861	3,033
Total Liabilities	10,861	3,033

Stockholders' Deficit
Common Stock, .001 par value,
50,000,000 shares authorized, and
20,533,781 and 6,313,781 shares issued and
outstanding at Sept. 30, 2008 and 2007, respectively	20,534	6,314
Additional paid-in capital	193,786	193,786
Deficit Accumulated during Development stage	(225,181)	(203,133)
Total Stockholders' Deficit	(10,861)	(3,033)

Total Liabilities and Stockholders' Deficit	$-	$-

The accompanying notes are an integral part of these financial statements.

SmartData Corporation

[A Development Stage Company]

Statements of Operations

For the Years Ended September 30, 2008 and 2007, and

for the Period from re-entering the development stage [October 1, 1991]

to September 30, 2008

			For the Period from
			re-entering the
			development stage
			[October 1, 1991]
			to September 30,
	2008	2007	2008

Revenues	$-	$-	$-

General and Administrative Expenses	22,048	2,195	225,181

Other Income/(Expense)	-	-	-

Total Other Income and Expense	-	-	-

Net Loss before income taxes	(22,048)	(2,195)	(225,181)

Provision for Income Taxes	-	-	-

Net Loss	$(22,048)	$(2,195)	$(225,181)

Net Loss per share - Basic and Diluted	$(0.01)	$(0.01)

Weighted Average of
Common Shares Outstanding - Basic and Diluted	14,684,466	6,253,507

The accompanying notes are an integral part of these financial statements.

SmartData Corporation

[A Development Stage Company]

Statements of Stockholders’ Equity (Deficit)

for the Period from re-entering the development stage [October 1, 1991] through September 30, 2008

	Common Stock		Capital in Excess	Accumulated
	Shares	Amount	of Par Value	Deficit

Balance October 1, 1991	4,213,781	$4,214	$4,214	$-

Net operating losses for the years ended September 30, 1992 through 1999	-	-	-	-

Issuance of common capital stock for cash at $.10 - February 18, 2000	1,000,000	1,000	99,000	-

Net operating loss for the year ended September 30, 2001				(6,043)

Balance September 30, 2001	5,213,781	5,214	94,786	(6,043)

Issuance of common capital stock for cash at $.10 - September 10, 2002	1,000,000	1,000	99,000	-

Net operating loss for the year ended September 30, 2002	-	-	-	(11,957)

Balance September 30, 2002	6,213,781	6,214	193,786	(18,000)

Net operating loss for the year ended September 30, 2003	-	-	-	-

Balance September 30, 2003	6,213,781	6,214	193,786	(18,000)

Net operating loss for the year ended September 30, 2004	-	-	-	(182,000)

Balance September 30, 2004	6,213,781	6,214	193,786	(200,000)

Net operating loss for the year ended September 30, 2005	-	-	-	-

Balance September 30, 2005	6,213,781	6,214	193,786	(200,000)

Net operating loss for the year ended September 30, 2006	-	-	-	(938)

Balance September 30, 2006	6,213,781	6,214	193,786	(200,938)

Issuance of common capital stock for services valued at par - May 5, 2007	100,000	100

Net operating loss for the year ended September 30, 2007	-	-	-	(2,195)

Balance September 30, 2007	6,313,781	6,314	193,786	(203,133)

Issuance of common capital stock for services valued at par - January 18, 2008	10,000,000	10,000	-	-

Issuance of common capital stock for services valued at par - June 2, 2008	100,000	100	-	-

Issuance of common capital stock for conversion of debt valued at par - June 2, 2008	3,970,000	3,970	-	-

Issuance of common capital stock for services valued at par - August 15, 2008	150,000	150	-	-

Net operating loss for the year ended September 30, 2008	-	-	-	(22,048)

Balance September 30, 2008	20,533,781	$20,534	$193,786	$(225,181)

The accompanying notes are an integral part of these financial statements.

SmartData Corporation

[A Development Stage Company]

Statements of Cash Flows

For the Years Ended September 30, 2008 and 2007, and

For the Period from re-entering the development stage [October 1, 1991]

to September 30, 2008

			For the Period
			from re-entering
			the development
			stage
			[October 1, 1991] to September 30,
	2008	2007	2008
Cash Flows from Operating Activities
Net Income / (loss)	$(22,048)	$(2,195)	$(225,181)
Adjustments to reconcile income (loss) from operations to net cash provided by operating activities:
Shares issued for Services	10,250	100	10,350
Increase in Accounts Payable	6,368		6,368
Increase in Convertible Debt - Related Party	5,430	2,095	8,463
Net Cash from Operating Activities	-	-	(200,000)

Cash Flows from Financing Activities
Issuance of Common Stock	-	-	200,000
Net Cash from Financing Activities	-	-	200,000

Net Increase (Decrease) in Cash	-	-	-

Beginning Cash Balance	-	-	-

Ending Cash Balance	$-	$-	$-

Supplemental Disclosure
Interest Paid	$-	$-	$-
Income Taxes Paid	$-	$-	$-

Non-Cash Transactions
Common Stock Issued for Debt	$3,970	$-	$3,970

The accompanying notes are an integral part of these financial statements.

NOTE 1 - ORGANIZATION

SmartData Corporation, (the "Company") was incorporated under the laws of the State of Nevada on October 15, 1987 with authorized common stock of 50,000,000 shares with a par value of $.001.

The Company had been organized for the purpose of engaging in the business of marketing computer hardware and software, and related products, however, after October 1, 1991, due to the loss of its assets and settlement of its liabilities, the operations were abandoned and the Company became inactive.

Prior to October 1, 1991 the Company, including three wholly owned subsidiaries, was engaged in the business outlined above. The operations of the companies were combined into consolidated reporting and therefore the management of the Company elected to complete a recapitalization of the Company on October 1, 1991 by restating the accumulated retained earnings to zero.

The Company is considered to be in the development stage after October 1, 1991 with the retained earnings and the statement of operations to begin on that date.

On January 20, 1998 the Company completed a reverse common stock split of one share for 10 outstanding shares. This report has been prepared showing the after stock split shares from inception.

In 2002, the Company attempted to complete a merger with The Moss Company. The merger never was consummated and the Company recognized a significant operating loss of $182,000 in 2004, which was a result of consulting and development fees related to the failed merger.  The shares issued in connection with this rescinded merger are not accounted for in the financial statements because all such shares were cancelled shortly after the merger was rescinded.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Accounting Method

The Company's financial statements are prepared using accounting principles generally accepted in the United States.

b. Provision for Taxes

The Company uses the asset and liability method of accounting for income taxes.  At September 30, 2008, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of net operating loss carryforwards. As of September 30, 2008, the Company had no deferred taxes arising from temporary differences between income for financial reporting and income for tax purposes.

As of September 30, 2008, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved.  Due to the provisions of IRS 382, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

In June 2006, the FASB issued Interpretation No. 48 "Accounting for Uncertainty in Income Taxes, and Interpretation of FASB Statement No. 109" (FIN 48). We adopted FIN 48 on July 1, 2007. Under FIN 48, tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in our tax returns that do not meet these recognition and measurement standards.

c. Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

d. Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

e. Shares Issued for Services

Shares issued for services are recognized according to Statement of Financial Accounting Standards No. 123(r) which requires that share based payments are measured at fair value and recognized over the service period. In the current year, the Company recognized $10,250 in expenses relating to the issuance of common shares for services performed on the Company’s behalf.

f. Basic Loss Per Common Share

Basic loss per common share has been calculated based on the weighted average number of shares outstanding. In accordance with Financial Accounting Standards No. 128, "Earnings Per Share," basic loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share is computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method. During periods of net losses dilutive shares are not included, due to anti-dilutive results. As of September 30, 2008 and 2007, there were common share equivalents, attributable to convertible debt, of 4,493,000 and 3,032,500, respectively.

g. Impact of New Accounting Standards

In September 2006, the FASB issued "Fair Value Measurements" (SFAS No. 157). SFAS No. 157 establishes a common definition of fair value to be applied to US GAAP guidance that requires the use of fair value, establishes a framework for measuring fair value and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of adopting SFAS No. 157, but does not presently expect that it will have a material effect on the financial position or results of operations.

In December 2007, the FASB issued SFAS 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51." This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years beginning on or after December 15, 2008. Early adoption is not permitted. Management is currently evaluating the effects of this statement, but it is not expected to have any impact on the Company's financial statements.

In February 2007, the FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS 159 creates a fair value option allowing an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities, with changes in fair value recognized in earnings as they occur. SFAS 159 also requires an entity to report those financial assets and financial liabilities measured at fair value in a manner that separates those reported fair values from the carrying amounts of assets and liabilities measured using another measurement attribute on the face of the statement of financial position. Lastly, SFAS 159 requires an entity to provide information that would allow users to understand the effect on earnings of changes in the fair value on those instruments selected for the fair value election. SFAS 159 is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Company is continuing to evaluate SFAS 159 and to assess the impact on its results of operations and financial condition if an election is made to adopt the standard.

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations.” SFAS No. 141(R) changes the accounting for and reporting of business combination transactions in the following way:  Recognition with certain exceptions, of 100% of the fair values of assets acquired, liabilities assumed, and noncontrolling interests of acquired businesses; measurement of all acquirer shares issued in consideration for a business combination at fair value on the acquisition date; recognition of contingent consideration arrangements at their acquisition date fair values, with subsequent changes in fair value generally reflected in earnings; recognition of pre-acquisition gain and loss contingencies at their acquisition date fair value; capitalization of in-process research and development (IPR&D) assets acquired at acquisition date fair value; recognition of acquisition-related transaction costs as expense when incurred; recognition of acquisition-related restructuring cost accruals in acquisition accounting only if the criteria in Statement No. 146 are met as of the acquisition date; and recognition of changes in the acquirer’s income tax valuation allowance resulting from the business combination separately from the business combination as adjustments to income tax expense.  SFAS No. 141(R) is effective for the first annual reporting period beginning on or after December 15, 2008 with earlier adoption prohibited.  The adoption of SFAS No. 141(R) will affect valuation of business acquisitions made in 2009 and forward.   We do not anticipate a material impact upon adoption.

In March 2008, the FSAB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.”  SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  We do not anticipate a material impact upon adoption.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the SEC's approval of PCAOB Auditing Standard No. 6, Evaluating Consistency of Financial Statements (AS/6). The adoption of FASB 162 is not expected to have a material impact on the Company's financial position.

In May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60." Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FASB 163 is not expected to have a material impact on the Company's financial position.

NOTE 3 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has limited financial resources and its operations during the development stage have been unprofitable. These factors raise substantial doubt about its ability to continue as a going concern. Management plans to rely on loans from its current officers and directors to fund its ongoing obligations.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 - STOCKHOLDERS' EQUITY

Common Stock

On January 18, 2008, the Company issued 5,000,000 shares of its common stock to the Munson Family Partnership and 5,000,000 shares of its common stock to Burkeley J. Priest as reimbursement for services rendered on the Company’s behalf. Jerry Rice, a former officer and director, is the principal partner of Munson Family Partnership.

On June 2, 2008, the Company issued shares of its common stock pursuant to the terms of three convertible promissory notes at a rate of $.001 per share. The shares were issued as follows: Burkeley J. Priest 937,500 shares; Burkeley J. Priest 2,457,500 shares; and Jerry Rice 575,000 shares.

On June 2, 2008, the Company issued 100,000 shares of its common stock at par to Burkeley J. Priest for his services as an officer and director.

On August 15, 2008, the Company issued 150,000 shares of its common stock at par to Swen A. Mortsenson and N. Brent Goold in exchange for accounting services.

NOTE 5 - INCOME TAXES

No provision has been made in the financial statements for income taxes because the Company has accumulated losses from operations since inception. Any deferred tax benefit arising from the operating loss carried forward is offset entirely by a valuation allowance since it is not currently estimable when and if the Company will have taxable income to take advantage of the losses. The valuation allowance has increased by $4,409 from $40,627, as of September 30, 2007.

Deferred Tax Asset	Balance	Tax	Rate
Federal loss carryforward (expires through 2028)	$225,181	$33,777	15%
State loss carryforward (expires through 2023)	$225,181	$11,259	5%
Valuation allowance		$(45,036)
Deferred tax asset		$-

Reported income tax expense is reconciled to the amount computed on the basis of income before income taxes at the statutory rate as follows:

	For the years ended September 30,
	2008	2007
Statutory Benefit (Expense)	(20%)	(20%)
Increase in Valuation Allowance	20%	20%
Reported provision for Income Taxes	-	-

Upon the adoption of FIN 48, we had no liabilities for unrecognized tax benefits and, as such, the adoption had no impact on our financial statements, and we have recorded no additional interest or penalties. The adoption of FIN 48 did not impact our effective tax rates.

Our policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense. For the year ended September 30, 2008, we did not recognize any interest or penalties in our Statement of Operations, nor did we have any interest or penalties accrued in our Balance Sheet at September 30, 2008 relating to unrecognized benefits.

The tax years 2004-2007 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which we are subject.

NOTE 6 – CONVERTIBLE NOTES PAYABLE – RELATED PARTY

During the year ended September 30, 2008, the Company borrowed $4,493 from Burke Priest, its sole officer and director, under a convertible promissory note.  The total amount borrowed under this note is $4,493 with a maturity date of September 30, 2009.  The notes bear no interest and are convertible into shares of the Company’s common stock at a rate of $0.001 per share (par value). Management evaluated the convertible notes in accordance with SFAS No. 133 and EITF 00-19 and determined that there is no embedded derivative of the conversion feature of the note.  Management evaluated the convertible note payable in accordance with EITF 00-27 and determined that there was no intrinsic value of the conversion option due to the fact that the debt is not convertible at a discount to the market value of the stock.