Form 10-Q
period 2009-03-31
SMARTDATA CORP
filed 2009-07-23
CIK 827876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington , D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009.

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐          Accelerated filer ☐

Non-accelerated filer ☐  (Do not check if a smaller reporting company)    Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☒  Yes  ☐  No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐  Yes ☐  No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 20, 2009: 35,776,781

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2009 and 2008 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2008 audited financial statements. The results of operations for the period ended March 31, 2009 are not necessarily indicative of the operating results for the full year.

Smartdata Corporation

[A Development Stage Company]

UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2009

Smartdata Corporation

[A Development Stage Company]

CONTENTS

PAGE

-	Condensed Balance Sheets,
	March 31, 2009 (Unaudited) and September 30, 2008	6

-	Unaudited Condensed Statements of Operations,
for the three and six months ended March 31, 2009,
and 2008, and for the period from Re-entering the Development Stage
[October 1, 1991] through
	March 31, 2009	7-8

-	Unaudited Condensed Statements of Cash Flows,
for the six months ended March 31, 2009, and
2008, and for the period from Re-entering the Development Stage
[October 1, 1991] through
	March 31, 2009	9

-	Notes to Unaudited Condensed Financial Statements	10-11

Smartdata Corporation

[A Development Stage Company]

CONDENSED BALANCE SHEETS

As of March 31, 2009 and September 30, 2008

	March 31, 2009	September 30, 2008
Assets
	Unaudited	Audited
Total Assets	$-	$-

Liabilities and Stockholders' Equity (Deficit)

Liabilities
Current Liabilities
Accounts Payable	$20,529	$6,368
Convertible Notes Payable - Related Party	187	4,493
Total Current Liabilities	20,716	10,861

Stockholders' Equity (Deficit)
Common Stock - 50,000,000 shares authorized having a par value of $0.001 per share; 35,776,781 and 20,533,781 shares issued and outstanding as of March 31, 2009 and September 30, 2008, respectively	35,777	20,534
Capital in Excess of par value	193,786	193,786
Deficit accumulated during the development stage	(250,279)	(225,181)
Total Stockholders' Equity (Deficit)	(20,716)	(10,861)
Total Liabilities and Stockholders' Equity (Deficit)	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

Smartdata Corporation

[A Development Stage Company]

Unaudited Condensed Statements of Operations

For the Six-Month Periods Ended March 31, 2009 and 2008 and

for the Period from Re-entering the Development Stage [October 1, 1991] through March 31, 2009

			For the Period
			from re-entering the development stage
	For the Six Months Ended		[October 1, 1991]
	March 31,	March 31,	Through March 31,
	2009	2008	2009
Revenues	$-	$-	$-
Operating Expenses
General and Administrative Expenses	25,098	15,862	250,279
Loss from Operations	(25,098)	(15,862)	(250,279)

Other Income (Expense)	-	-	-
Total Other Income (Expense)	-	-	-

Net Loss before income taxes	(25,098)	(15,862)	(250,279)
Income Taxes	-	-	-

Net Loss	$(25,098)	$(15,862)	$(250,279)

Basic and Diluted Loss per share	$(.01)	$(.01)

Weighted average number
of common shares outstanding	27,998,380	10,269,825

The accompanying notes are an integral part of these unaudited condensed financial statements.

Smartdata Corporation

[A Development Stage Company]

Unaudited Condensed Statements of Operations

For the Three-Month Periods Ended March 31, 2009 and 2008

	For the Three Months Ended
	March 31,	March 31,
	2009	2008
Revenues	$-	$-
Operating Expenses
General and Administrative Expenses	5,865	14,062
Loss from Operations	(5,865)	(14,062)

Other Income (Expense)	-	-
Total Other Income (Expense)	-	-

Net Loss before income taxes	(5,865)	(14,062)
Income Taxes	-	-

Net Loss	$(5,865)	$(14,062)

Basic and Diluted Loss per share	$(.01)	$(.01)
Weighted average number
of common shares outstanding	35,293,635	14,424,892

The accompanying notes are an integral part of these unaudited condensed financial statements.

Smartdata Corporation

[A Development Stage Company]

 Unaudited Condensed Statements of Cash Flows

For the Six-Month Periods Ended March 31, 2009 and 2008 and

for the Period from Re-entering the Development Stage [October 1, 1991] through March 31, 2009

	For the Six Months Ended		From Re-entering the Development Stage [October 1, 1991]
	March 31,	March 31,	through
	2009	2008	March 31, 2009
Cash Flows From Operating Activities
Net Loss	$(25,098)	$(15,862)	$(250,279)
Adjustments to reconcile Net Loss
to net cash used by operating activities
Changes in assets and liabilities
Shares issued for services		10,000	10,350
Increase (decrease) in accounts payable	14,161	1,800	20,529
Increase in convertible debt - Related Party	10,937	4,062	19,400
Net Cash Used by Operating Activities	-	-	(200,000)

Cash Flows From Investing Activities
Net Cash From Investing Activities	-	-	-

Cash Flows From Financing Activities
Proceeds from issuances of common stock	-	-	200,000
Net Cash From Financing Activities	-	-	200,000

Net Increase (Decrease) in Cash	-	-	-

Beginning Cash Balance	-	-	-

Ending Cash Balance	$-	$-	$-

Supplemental Disclosures
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities:
Common Stock issued for Debt	$15,243	$-	$19,213

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

NOTE 3 - CONVERTIBLE NOTES PAYABLE – RELATED PARTY

From October 1, 2008 through March 31, 2009, the Company received $10,937 in advances from certain officers of the Company under convertible promissory notes.  The nature of the advances consist of the officers covering the cost of required corporate expenses. The notes bear no interest and are convertible into shares of the Company’s common stock at a rate of $0.001 per share (par value).  Management evaluated the convertible notes in accordance with SFAS No. 133 and EITF 00-19 and determined that there is no embedded derivative of the conversion feature of the note.  Management evaluated the convertible note payable in accordance with EITF 00-27 and determined that there was no intrinsic value of the conversion option due to the fact that the debt is not convertible at a discount to the market value of the stock.

On December 22, 2008, Burke Priest converted portions of his convertible notes into 4,493,000 shares of common stock resulting in a reduction of $4,493 in the convertible notes.

On January 5, 2009, Burke Priest and Jerry  Rice converted portions of their convertibles notes into 10,750,000 shares of common stock resulting in a reduction of $10,750 in convertible notes.

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

Smartdata Corporation

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - NEW ACCOUNTING STANDARDS (CONT'D)

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations.” SFAS No. 141(R) changes the accounting for and reporting of business combination transactions in the following way:  Recognition with certain exceptions, of 100% of the fair values of assets acquired, liabilities assumed, and noncontrolling interests of acquired businesses; measurement of all acquirer shares issued in consideration for a business combination at fair value on the acquisition date; recognition of contingent consideration arrangements at their acquisition date fair values, with subsequent changes in fair value generally reflected in earnings; recognition of pre-acquisition gain and loss contingencies at their acquisition date fair value; capitalization of in-process research and development (IPR&D) assets acquired at acquisition date fair value; recognition of acquisition-related transaction costs as expense when incurred; recognition of acquisition-related restructuring cost accruals in acquisition accounting only if the criteria in Statement No. 146 are met as of the acquisition date; and recognition of changes in the acquirer’s income tax valuation allowance resulting from the business combination separately from the business combination as adjustments to income tax expense.  SFAS No. 141(R) is effective for the first annual reporting period beginning on or after December 15, 2008 with earlier adoption prohibited.  The adoption of SFAS No. 141(R) will affect valuation of business acquisitions made on October 1, 2009 and forward.   We do not anticipate a material impact upon adoption.

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

In May 2009, the FASB issued SFAS No. 165, Subsequent Events.   SFAS No. 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued.  SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009 and shall be applied prospectively.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company remains in the development stage and has experienced no significant change in liquidity or capital resources or stockholders' equity since inception. The Company's balance sheet as of March 31, 2009, reflects a total asset value of $0. The Company has little cash or line of credit, other than that which present management may agree to extend to or invest in the Company, nor does it expect to have one before a merger is effected. The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

RESULTS OF OPERATIONS

During the period from October 1, 2008 through March 31, 2009, the Company has engaged in no significant operations other than maintaining its reporting status with the SEC and seeking a business combination. No revenues were received by the Company during this period.

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

The Company has had very limited operating history and no revenues or earnings from operations. The Company has no significant assets or financial resources. The Company will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in the Company incurring a net operating loss which will increase continuously until the Company can consummate a business combination with a target company. There is no assurance that the Company can identify such a target company and consummate such a business combination.

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

The Company did not sell or issue any securities during the period covered by this report.

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

Date: July 20, 2009

By: /s/ Burkeley Priest

Burkeley Priest, President, CEO and CFO