Form 10-Q
period 2009-06-30
SMARTDATA CORP
filed 2010-01-07
CIK 827876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of January 4, 2010: 35,876,781

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2009 and 2008 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2008 audited financial statements. The results of operations for the period ended June 30, 2009 are not necessarily indicative of the operating results for the full year.

Smartdata Corporation

[A Development Stage Company]

UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2009

Smartdata Corporation

[A Development Stage Company]

CONTENTS

		PAGE

-	Condensed Balance Sheets, June 30, 2009 (Unaudited) and September 30, 2008	6

-	Unaudited Condensed Statements of Operations, for the three and nine months ended June 30, 2009, and 2008, and for the period from Re-entering the Development Stage [October 1, 1991] through June 30, 2009	7

-	Unaudited Condensed Statements of Cash Flows, for the nine months ended June 30, 2009, and2008, and for the period from Re-entering the Development Stage [October 1, 1991] through June 30, 2009	9

-	Notes to Unaudited Condensed Financial Statements	10

Smartdata Corporation

[A Development Stage Company]

CONDENSED BALANCE SHEETS

As of June 30, 2009 and September 30, 2008

	June 30, 2009	September 30, 2008
Assets
	Unaudited	Audited
Total Assets	$-	$-

Liabilities and Stockholders' Equity (Deficit)

Liabilities
Current Liabilities
Accounts Payable	$18,460	$6,368
Convertible Notes Payable - Related Party	4,115	4,493
Total Current Liabilities	22,575	10,861

Stockholders' Equity (Deficit)
Common Stock - 50,000,000 shares authorized having a par value of $0.001 per share; 35,876,781 and 20,533,781 shares issued and outstanding as of June 30, 2009 and September 30, 2008, respectively	35,877	20,534
Capital in Excess of par value	193,786	193,786
Deficit accumulated during the development stage	(252,238)	(225,181)
Total Stockholders' Equity (Deficit)	(22,575)	(10,861)
Total Liabilities and Stockholders' Equity (Deficit)	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

Smartdata Corporation

[A Development Stage Company]

Unaudited Condensed Statements of Operations

For the Nine-Month Periods Ended June 30, 2009 and 2008 and

for the Period from Re-entering the Development Stage [October 1, 1991] through June 30, 2009

			For the Period
			from re-entering the development stage
	For the Nine Months Ended		[October 1, 1991]
	June 30,	June 30,	Through June 30,
	2009	2008	2009
Revenues	$-	$-	$-
Operating Expenses
General and Administrative Expenses	27,057	17,122	252,238
Loss from Operations	(27,057)	(17,122)	(252,238)

Other Income (Expense)	-	-	-
Total Other Income (Expense)	-	-	-

Net Loss before income taxes	(27,057)	(17,122)	(252,238)
Income Taxes	-	-	-

Net Loss	$(27,057)	$(17,122)	$(252,238)

Basic and Diluted Loss per share	$(.01)	$(.01)

Weighted average number
of common shares outstanding	30,465,935	12,738,543

The accompanying notes are an integral part of these unaudited condensed financial statements.

Smartdata Corporation

[A Development Stage Company]

Unaudited Condensed Statements of Operations

For the Three-Month Periods Ended June 30, 2009 and 2008

	For the Three Months Ended
	June 30,	June 30,
	2009	2008
Revenues	$-	$-
Operating Expenses
General and Administrative Expenses	1,959	1,260
Loss from Operations	(1,959)	(1,260)

Other Income (Expense)	-	-
Total Other Income (Expense)	-	-

Net Loss before income taxes	(1,959)	(1,260)
Income Taxes	-	-

Net Loss	$(1,959)	$(1,260)

Basic and Diluted Loss per share	$(.01)	$(.01)
Weighted average number
of common shares outstanding	35,785,670	17,670,448

The accompanying notes are an integral part of these unaudited condensed financial statements.

Smartdata Corporation

[A Development Stage Company]

Unaudited Condensed Statements of Cash Flows

For the Nine-Month Periods Ended June 30, 2009 and 2008 and

for the Period from Re-entering the Development Stage [October 1, 1991] through June 30, 2009

	For the Nine Months Ended		From Re-entering the Development Stage [October 1, 1991]
	June 30,	June 30,	through
	2009	2008	June 30, 2009
Cash Flows From Operating Activities
Net Loss	$(27,057)	$(17,122)	$(252,238)
Adjustments to reconcile Net Loss
to net cash used by operating activities
Changes in assets and liabilities
Shares issued for services	100	10,100	10,450
Increase (decrease) in accounts payable	12,091	2,000	18,459
Expenses paid by shareholder	14,866	5,022	23,329
Net Cash Used by Operating Activities	-	-	(200,000)

Cash Flows From Investing Activities
Net Cash From Investing Activities	-	-	-

Cash Flows From Financing Activities
Proceeds from issuances of common stock	-	-	200,000
Net Cash From Financing Activities	-	-	200,000

Net Increase (Decrease) in Cash	-	-	-

Beginning Cash Balance	-	-	-

Ending Cash Balance	$-	$-	$-

Supplemental Disclosures
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities:
Common Stock issued for Debt	$15,243	$3,970	$19,213

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

NOTE 3 - CONVERTIBLE NOTES PAYABLE – RELATED PARTY

From October 1, 2008 through June 30, 2009, the Company received $14,866 in advances from certain officers of the Company under convertible promissory notes. The nature of the advances consist of the officers covering the cost of required corporate expenses. The notes bear no interest and are convertible into shares of the Company’s common stock at a rate of $0.001 per share (par value). Management evaluated the convertible notes in accordance with SFAS No. 133 and EITF 00-19 and determined that there is no embedded derivative of the conversion feature of the note. Management evaluated the convertible note payable in accordance with EITF 00-27 and determined that there was no intrinsic value of the conversion option due to the fact that the debt is not convertible at a discount to the market value of the stock.

On December 22, 2008, Burke Priest converted portions of his convertible notes into 4,493,000 shares of common stock resulting in a reduction of $4,493 in the convertible notes.

On January 5, 2009, Burke Priest and Jerry Rice converted portions of their convertibles notes into 10,750,000 shares of common stock resulting in a reduction of $10,750 in convertible notes.

NOTE 4 – COMMON STOCK

On June 22, 2009, 100,000 shares of SmartData, Inc.’s common stock were issued to Berkeley J. Priest as consideration for his services as the sole officer and director of the Company for the one year period beginning May 8, 2009. The Company recorded an expense of $100 for this transaction.

Smartdata Corporation

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - NEW ACCOUNTING STANDARDS

On May 28, 2009, the FASB issued Statement No. 165, Subsequent Events ("SFAS No. 165"). Although SFAS No. 165 does not significantly change current practice surrounding the disclosure of subsequent events, it provides guidance on management's assessment of subsequent events and the requirement to disclose the date through which subsequent events have been evaluated. SFAS No. 165 became effective for the quarter ended June 30, 2009. The Company has evaluated subsequent events through January 6, 2010 for this quarterly report on Form 10-Q for the quarter ended June 30, 2009. The adoption of SFAS No. 165 did not have any impact on the Company's consolidated financial position or results of operations.

On June 12, 2009, the FASB issued Statement No. 167, Amendments to FASB Interpretation No. 46(R) ("SFAS No. 167"). SFAS No. 167 modifies the existing quantitative guidance used in determining the primary beneficiary of a variable interest entity ("VIE") by requiring entities to qualitatively assess whether an enterprise is a primary beneficiary, based on whether the entity has (i) power over the significant activities of the VIE, and (ii) an obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE. SFAS No. 167 becomes effective for all new and existing VIEs on January 1, 2010. The adoption of SFAS No. 167 is not expected to have a material effect on our consolidated financial statements.

On June 29, 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-A Replacement of FASB Statement No. 162 ("SFAS No. 168"). SFAS No. 168 establishes the FASB Accounting Standards Codification (the "Codification") as the primary source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 and the Codification become effective on September 30, 2009. When effective, the Codification will supersede all existing non-SEC accounting and reporting standards and the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the basis for conclusions on the change(s) in the Codification. The adoption of SFAS No. 168 and the Codification on September 30, 2009 will not have a material effect on our consolidated financial statements.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company remains in the development stage and has experienced no significant change in liquidity or capital resources or stockholders' equity since inception. The Company's balance sheet as of June 30, 2009, reflects a total asset value of $0. The Company has no cash or line of credit, other than that which present management may agree to extend to or invest in the Company, nor does it expect to have one before a merger is effected. The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

RESULTS OF OPERATIONS

During the period from October 1, 2008 through June 30, 2009, the Company has engaged in no significant operations other than maintaining its reporting status with the SEC and seeking a business combination. No revenues were received by the Company during this period.

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

ITEM 4T. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures. Evaluation of Disclosure Controls and Procedures Disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the Securities and Exchange Commission ("SEC"), and that such information is accumulated and communicated to management, including the President and Secretary, to allow timely decisions regarding required disclosures. Under the supervision and with the participation of our management, including our President and Secretary, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based upon that evaluation, our President and Secretary concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective, but the costs of remediation would consume resources that the Company does not have at this time.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On June 22, 2009, 100,000 shares of SmartData, Inc.’s common stock was issued to Berkeley J. Priest as consideration for his services as the sole officer and director of the Company for the one year period beginning May 8, 2009. The Company recorded an expense of $100 for this transaction.

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

Date: January 6, 2010

By: /s/ Burkeley Priest

Burkeley Priest, President, CEO and CFO