Form 10-Q
period 2009-12-31
SMARTDATA CORP
filed 2010-04-19
CIK 827876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2009.

or

     .TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _______________________ to ___________________________

Commission File Number: 000-53498

Smartdata Corporation

(Exact name of registrant as specified in its charter)

Nevada	87-0449945
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

PO BOX 573633, Murray	84157
(Address of principal executive offices)	(Zip Code)

(801) 557-6748

(Registrant's telephone number, including area code)

_______________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  X . NO      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer      . Accelerated filer      .

Non accelerated filer      . (Do not check if a smaller reporting company) Smaller reporting company  X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  X . NO      .

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES      . NO      .

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 16, 2010: 35,876,781

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2009 and 2008 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2009 audited financial statements. The results of operations for the period ended December 31, 2009 are not necessarily indicative of the operating results for the full year.

Smartdata Corporation

[A Development Stage Company]

UNAUDITED CONDENSED FINANCIAL STATEMENTS

December 31, 2009

Smartdata Corporation

[A Development Stage Company]

CONTENTS

		PAGE

-	Condensed Balance Sheets, December 31, 2009 (Unaudited) and September 30, 2009	5

-	Unaudited Condensed Statements of Operations, for the three months ended December 31, 2009, and 2008, and for the period from Re-entering the Development Stage [October 1, 1991] through December 31, 2009	6

-	Unaudited Condensed Statements of Cash Flows, for the three months ended December 31, 2009, and 2008, and for the period from Re-entering the Development Stage [October 1, 1991] through December 31, 2009	7

-	Notes to Unaudited Condensed Financial Statements	8

Smartdata Corporation

[A Development Stage Company]

CONDENSED BALANCE SHEETS

As of December 31, 2009 and September 30, 2009

Assets	December 31, 2009	September 30, 2009
	Unaudited	Audited
Total Assets	$-	$-

Liabilities and Stockholders' Equity (Deficit)

Liabilities
Current Liabilities
Accounts Payable	$13,279	$20,182
Notes Payable - Related Party	12,876	6,115
Total Current Liabilities	26,155	26,297

Stockholders' Equity (Deficit)
Common Stock - 50,000,000 shares authorized having a par value of $0.001 per share; 35,876,781 shares issued and outstanding, as of December 31, 2009 and September 30, 2009; respectively	35,877	35,877
Capital in Excess of par value	193,786	193,786
Deficit accumulated during the development stage	(255,818)	(255,960)
Total Stockholders' Equity (Deficit)	(26,155)	(26,297)
Total Liabilities and Stockholders' Equity (Deficit)	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

Smartdata Corporation

[A Development Stage Company]

Unaudited Condensed Statements of Operations

For the Three-Month Periods Ended December 31, 2009 and 2008 and

for the Period from Re-entering the Development Stage [October 1, 1991] through December 31, 2009

	For the Three Months Ended		For the Period from re-entering the development stage [October 1, 1991]
	December 31,	December 31,	Through Dec. 31,
	2009	2008	2009
Revenues	$-	$-	$-
Operating Expenses
General and Administrative Expenses	2,211	19,233	258,171
Loss from Operations	(2,211)	(19,233)	(258,171)

Other Income (Expense)
Gain on Forgiveness of Debt	2,353	-	2,353
Total Other Income (Expense)	2,353	-	2,353

Net Income (Loss) before income taxes	142	(19,233)	(255,818)
Income Taxes	-	-	-

Net Income (Loss)	$142	$(19,233)	$(255,818)

Basic and Diluted Loss per share	$.00	$(.01)

Weighted average number
of common shares outstanding	35,876,781	20,973,314

The accompanying notes are an integral part of these unaudited condensed financial statements.

Smartdata Corporation

[A Development Stage Company]

Unaudited Condensed Statements of Cash Flows

For the Three-Month Periods Ended December 31, 2009 and 2008 and

for the Period from Re-entering the Development Stage [October 1, 1991] through December 31, 2009

	For the Three Months Ended		From Re-entering the Development Stage [October 1, 1991] through
	December 31,	December 31,	December 31,
	2009	2008	2009
Cash Flows From Operating Activities
Net Income (Loss)	$142	$(19,233)	$(255,818)
Adjustments to reconcile Net Loss
to net cash used by operating activities
Gain on forgiveness of debt	(2,353)	-	(2,353)
Changes in assets and liabilities
Shares issued for services	-	-	10,450
Increase (decrease) in accounts payable	(4,550)	7,786	15,632
Increase in debt - Related Party	6,761	11,447	32,089
Net Cash Used by Operating Activities	-	-	(200,000)

Cash Flows From Investing Activities
Net Cash From Investing Activities	-	-	-

Cash Flows From Financing Activities
Proceeds from issuances of common stock	-	-	200,000
Net Cash From Financing Activities	-	-	200,000

Net Increase (Decrease) in Cash	-	-	-

Beginning Cash Balance	-	-	-

Ending Cash Balance	$-	$-	$-

Supplemental Disclosures
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities:

Common Stock issued for Debt	$-	$4,493	$19,213

The accompanying notes are an integral part of these unaudited condensed financial statements.

Smartdata Corporation

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the interim financial statements reflect all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the results for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report for the year ended September 30, 2009. The operating results for the periods presented are not necessarily indicative of the operating results for the full year.

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

NOTE 3 - NOTES PAYABLE – RELATED PARTY

Through December 31, 2009, the Company had received $32,089 in advances from certain officers of the Company under promissory notes. A balance of $12,876 is still outstanding on these notes. The notes bear no interest and are payable on demand.

NOTE 4 - NEW ACCOUNTING STANDARDS

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

Smartdata Corporation

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - SUBSEQUENT EVENTS

On February 23, 2010, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Sure Storage USA, Inc., a Nevada corporation (“Sure Storage”). Pursuant to the Merger Agreement, Sure Storage will merge with and into the Company (the “Merger”), at which time the separate corporate existence of Sure Storage will cease, and the Company will continue as the surviving corporation (the “Surviving Corporation”), which shall exist under, and be governed by, the laws of the State of Nevada, newly-named as “Sure Storage USA, Inc.”

Immediately prior to the Merger, the Company will effectuate a one (1) for fifteen (15) reverse stock split (with fractional shares rounded up to the nearest whole number of shares) of the outstanding shares of Common Stock of the Company. As a result of the Merger, each issued and outstanding share of Sure Storage Common Stock will be converted into the right to receive one (1) newly-issued share of the Surviving Corporation’s Common Stock and each issued and outstanding share of Sure Storage Series A Preferred Stock will be converted into the right to receive one (1) newly-issued share of the Surviving Corporation’s Series A Preferred Stock. Michael D. Roberts, Burkeley J. Priest and Gerald H. Rice will be the directors of the Company as the Surviving Corporation (with Michael D. Roberts being the Chairman of the Board); and Michael D. Roberts, Kent M. Flake and Ann N. Cuneo will be the Chief Executive Officer and Treasurer, Chief Operating Officer and Secretary, respectively, of the Company as the Surviving Corporation. The Merger is conditioned upon the occurrence or satisfaction of numerous conditions precedent, including the approval of the Merger by shareholders owning not less that 85% of the Company’s outstanding shares of stock.

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

PLAN OF OPERATION

On February 23, 2010, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Sure Storage USA, Inc., a Nevada corporation (“Sure Storage”). Pursuant to the Merger Agreement, Sure Storage will merge with and into the Company (the “Merger”), at which time the separate corporate existence of Sure Storage will cease, and the Company will continue as the surviving corporation (the “Surviving Corporation”), which shall exist under, and be governed by, the laws of the State of Nevada, newly-named as “Sure Storage USA, Inc.”

Immediately prior to the Merger, the Company will effectuate a one (1) for fifteen (15) reverse stock split (with fractional shares rounded up to the nearest whole number of shares) of the outstanding shares of Common Stock of the Company. As a result of the Merger, each issued and outstanding share of Sure Storage Common Stock will be converted into the right to receive one (1) newly-issued share of the Surviving Corporation’s Common Stock and each issued and outstanding share of Sure Storage Series A Preferred Stock will be converted into the right to receive one (1) newly-issued share of the Surviving Corporation’s Series A Preferred Stock. Michael D. Roberts, Burkeley J. Priest and Gerald H. Rice will be the directors of the Company as the Surviving Corporation (with Michael D. Roberts being the Chairman of the Board); and Michael D. Roberts, Kent M. Flake and Ann N. Cuneo will be the Chief Executive Officer and Treasurer, Chief Operating Officer and Secretary, respectively, of the Company as the Surviving Corporation. The Merger is conditioned upon the occurrence or satisfaction of numerous conditions precedent, including the approval of the Merger by shareholders owning not less that 85% of the Company’s outstanding shares of stock.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company remains in the development stage and has experienced no significant change in liquidity or capital resources or stockholders' equity since inception. The Company's balance sheet as of December 31, 2009, reflects a total asset value of $0. The Company has little cash or line of credit, other than that which present management may agree to extend to or invest in the Company, nor does it expect to have one before a merger is effected. The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

RESULTS OF OPERATIONS

During the period from October 1, 2009 through December 31, 2009, the Company has engaged in no significant operations other than maintaining its reporting status with the SEC and seeking a business combination. No revenues were received by the Company during this period.

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

ITEM 4T. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures. Evaluation of Disclosure Controls and Procedures Disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the Securities and Exchange Commission ("SEC"), and that such information is accumulated and communicated to management, including the President and Secretary, to allow timely decisions regarding required disclosures. Under the supervision and with the participation of our management, including our President and Secretary, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based upon that evaluation, our President and Secretary concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective, but the costs of remediation would place further strain on the Company’s limited access to capital.

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

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

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

Date: April 16, 2010

By: /s/ Burkeley Priest

Burkeley Priest, President, CEO and CFO