Form 10-Q
period 2010-03-31
SMARTDATA CORP
filed 2011-02-17
CIK 827876

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

   X  . QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

      . TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from ____________ to____________

Commission File No. 000-53498

Smartdata Corporation

(Exact name of Registrant as specified in its charter)

Nevada	87-0449945
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

PO BOX 573633

Murray, Utah 84157

(Address of Principal Executive Offices)

(801) 557-6748

(Registrant’s telephone number, including area code)

_____________________________

(Former name, former address and former fiscal year,

if changed since last report)

Indicate by check mark whether the Registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes      . No   X  .

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405) of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes      . No      .

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   X  . No      .

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities and Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: February 11, 2011 – 35,876,781 shares of common stock.

Part I – Financial Information

Item 1. Financial Statements

Smartdata Corporation

[A Development Stage Company]

CONDENSED BALANCE SHEETS

As of March 31, 2010 and September 30, 2009

Assets	March 31, 2010	September 30, 2009
	Unaudited	Audited
Total Assets	$-	$-

Liabilities and Stockholders' Equity (Deficit)

Liabilities
Current Liabilities
Accounts Payable	$15,383	$20,182
Notes Payable - Related Party	24,685	6,115
Total Current Liabilities	40,068	26,297

Stockholders' Equity (Deficit)

Common Stock - 50,000,000 shares authorized having a par value of $0.001 per share; 35,876,781 shares issued and outstanding, as of March 31, 2010 and September 30, 2009;	35,877	35,877
Capital in Excess of par value	193,786	193,786
Deficit accumulated during the development stage	(269,731)	(255,960)
Total Stockholders' Equity (Deficit)	(40,068)	(26,297)
Total Liabilities and Stockholders' Equity (Deficit)	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

Smartdata Corporation

[A Development Stage Company]

Unaudited Condensed Statements of Operations

For the Six-Month Periods Ended March 31, 2010 and 2009 and

for the Period from Re-entering the Development Stage [October 1, 1991]

 through March 31, 2010

	For the Six Months Ended		For the Period from re-entering the development stage [October 1, 1991]
	March 31,	March 31,	Through March 31,
	2010	2009	2010
Revenues	$-	$-	$-
Operating Expenses
General and Administrative Expenses	16,124	25,098	272,084
Loss from Operations	(16,124)	(25,098)	(272,084)

Other Income (Expense)
Gain on Forgiveness of Debt	2,353	-	2,353
Total Other Income (Expense)	2,353	-	2,353

Net Income (Loss) before income taxes	(13,771)	(25,098)	(269,731)
Income Taxes	-	-	-

Net Income (Loss)	$(13,771)	$(25,098)	$(269,731)

Basic and Diluted Loss per share	$(.01)	$(.01)

Weighted average number of common shares outstanding	35,876,781	27,998,380

The accompanying notes are an integral part of these unaudited condensed financial statements.

Smartdata Corporation

[A Development Stage Company]

Unaudited Condensed Statements of Operations

For the Three-Month Periods Ended March 31, 2010 and 2009

	For the Three Months Ended
	March 31,	March 31,
	2010	2009
Revenues	$-	$-
Operating Expenses
General and Administrative Expenses	13,913	5,865
Loss from Operations	(13,913)	(5,865)

Other Income (Expense)
Gain on Forgiveness of Debt	-	-
Total Other Income (Expense)	-	-

Net Income (Loss) before income taxes	(13,913)	(5,865)
Income Taxes	-	-

Net Income (Loss)	$(13,913)	$(5,865)

Basic and Diluted Loss per share	$(.01)	$(.01)

Weighted average number of common shares outstanding	35,876,781	35,293,635

The accompanying notes are an integral part of these unaudited condensed financial statements.

Smartdata Corporation

[A Development Stage Company]

Unaudited Condensed Statements of Cash Flows

For the Six-Month Periods Ended March 31, 2010 and 2009 and

for the Period from Re-entering the Development Stage [October 1, 1991]

through March 31, 2010

	For the Six Months Ended		From Re-entering the Development Stage [October 1, 1991] through
	March 31,	March 31,	March 31,
	2010	2009	2010
Cash Flows From Operating Activities
Net Income (Loss)	$(13,771)	$(25,098)	$(269,731)
Adjustments to reconcile Net Loss
to net cash used by operating activities
Gain on forgiveness of debt	(2,353)	-	(2,353)
Changes in assets and liabilities
Shares issued for services	-	-	10,450
Increase (decrease) in accounts payable	(2,446)	14,161	17,736
Increase in debt - Related Party	18,570	10,937	43,898
Net Cash Used by Operating Activities	-	-	(200,000)

Cash Flows From Investing Activities
Net Cash From Investing Activities	-	-	-

Cash Flows From Financing Activities
Proceeds from issuances of common stock	-	-	200,000
Net Cash From Financing Activities	-	-	200,000

Net Increase (Decrease) in Cash	-	-	-

Beginning Cash Balance	-	-	-

Ending Cash Balance	$-	$-	$-

Supplemental Disclosures
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities:

Common Stock issued for Debt	$-	$15,243	$19,213

The accompanying notes are an integral part of these unaudited condensed financial statements.

Smartdata Corporation

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 2 - GOING CONCERN

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

NOTE 3 - NOTES PAYABLE – RELATED PARTY

Through March 31, 2010, the Company had received $43,898 in advances from certain officers of the Company under promissory notes. As of March 31, 2010, a balance of $24,685 is still outstanding on these notes. The notes bear no interest and are payable on demand.

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

Item 2.  Management’s Discussion and Analysis or Plan of Operation

Forward-looking Statements

Statements made in this Quarterly Report which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and our business, including, without limitation, (i) our ability to raise capital, and (ii) statements preceded by, followed by or that include the words “may,” “would,” “could,” “should,” “expects,” “projects,” “anticipates,” “believes,” “estimates,” “plans,” “intends,” “targets” or similar expressions.

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, general economic or industry conditions, nationally and/or in the communities in which we may conduct business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, our ability to raise capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting our current or potential business and related matters.

Accordingly, results actually achieved may differ materially from expected results in these statements.  Forward-looking statements speak only as of the date they are made.  We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Plan of Operation

Our plan of operation for the next 12 months is to: (i) consider guidelines of industries in which we may have an interest; (ii) adopt a business plan regarding engaging in the business of any selected industry; and (iii) to commence such operations through funding and/or the acquisition of a going concern engaged in any industry selected.

During the next 12 months, our only foreseeable cash requirements, which may be advanced by our management or principal stockholders as loans to us, will relate to maintaining our good standing or the payment of expenses associated with legal, accounting and other fees related to our compliance with the Exchange Act requirements of being a reporting issuer and reviewing or investigating any potential acquisition or business combination candidate.  Because we have not determined any business or industry in which our operations will be commenced, and we have not identified any prospective acquisition or business combination candidate as of the date of this Quarterly Report, it is impossible to predict the amount of any such costs or required advances.  Any such loan will be on terms no less favorable to us than would have been made available to us from a commercial lender in an arm’s length transaction.

Results of Operations

Three Months Ended March 31, 2010, Compared to Three Months Ended March 31, 2009.

We had no operations during the quarterly period ended March 31, 2010, nor do we have operations as of the date of this filing.  General and administrative expenses were $13,913 for the March 31, 2010 period compared to $5,865 for the March 31, 2009 period. General and administrative expenses for the three months ended March 31, 2010, were comprised mainly of accounting and legal fees. We had a net loss of $13,913 for the March 31, 2010 period compared to a net loss of $5,865 for the March 31, 2009 period.

Six Months Ended March 31, 2010, Compared to Six Months Ended March 31, 2009.

We had no operations during the six month period ended March 31, 2010, nor do we have operations as of the date of this filing.  General and administrative expenses were $16,124 for the March 31, 2010 period compared to $25,098 for the March 31, 2009 period. General and administrative expenses for the six months ended March 31, 2010, were comprised mainly of accounting and legal fees. We had a net loss of $13,771 for the March 31, 2010 period compared to a net loss of $25,098 for the March 31, 2009 period.

Liquidity

We have no current cash resources.

During the next 12 months, our only foreseeable cash requirements will relate to maintaining our good standing in the State of Nevada.  We do not have any cash reserves to pay for our administrative expenses for the next 12 months.  In the event that additional funding is required in order to keep us in good standing and other fees related to our compliance with the Exchange Act requirements of being a reporting issuer and reviewing or investigating any potential acquisition or business combination candidate, we may attempt to raise such funding through loans or through additional sales of our common stock.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4T.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q.  In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on this evaluation, our principal executive officer and our principal financial officer, who is one person, concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of March 31, 2010, the end of the period covered by this Report. The Company’s current lack of capital resources limits its ability to address the deficiencies in its disclosure controls and procedures. However, due to the limited operations of the Company, the cost of remediation would outweigh the perceived benefits.

Changes in Internal Control over Financial Reporting

Our management, with the participation of the chief executive officer and chief financial officer, has concluded there were no significant changes in our internal controls over financial reporting that occurred during our last quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None; not applicable.

Item 1A.  Risk Factors.

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None; not applicable.

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. (Removed and Reserved).

Item 5. Other Information.

Item 6. Exhibits.

Exhibit No.

Identification of Exhibit

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided Burkeley Priest, President, Treasurer and Director.

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by Burkeley Priest, President, Secretary, Treasurer and Director.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

Smartdata, Inc.

Date:  February 17, 2011

By: /s/  Burkeley Priest

Burkeley Priest, CEO, CFO, Sole Director

10