Form 10-Q
period 2010-06-30
SMARTDATA CORP
filed 2011-02-17
CIK 827876

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

   X  . QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Part I – Financial Information

Item 1. Financial Statements

Smartdata Corporation

[A Development Stage Company]

CONDENSED BALANCE SHEETS

As of June 30, 2010 and September 30, 2009

Assets	June 30, 2010	September 30, 2009
	Unaudited	Audited

Total Assets	$-	$-

Liabilities and Stockholders' Equity (Deficit)

Liabilities
Current Liabilities
Accounts Payable	$14,968	$20,182
Notes Payable - Related Party	26,685	6,115
Total Current Liabilities	41,653	26,297

Stockholders' Equity (Deficit)

Common Stock - 50,000,000 shares authorized having a par value $0.001 per share; 35,876,781 shares issued and outstanding, as of June 30, 2010 and September 30, 2009	35,877	35,877
Capital in Excess of par value	193,786	193,786
Deficit accumulated during the development stage	(271,316)	(255,960)
Total Stockholders' Equity (Deficit)	(41,653)	(26,297)
Total Liabilities and Stockholders' Equity (Deficit)	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

Smartdata Corporation

[A Development Stage Company]

Unaudited Condensed Statements of Operations

For the nine-Month Periods Ended June 30, 2010 and 2009 and

for the Period from Re-entering the Development Stage [October 1, 1991]

 through June 30, 2010

	For the Nine Months Ended		For the Period from re-entering the development stage [October 1, 1991]
	June 30,	June 30,	Through June 30,
	2010	2009	2010

Revenues	$-	$-	$-
Operating Expenses
General and Administrative Expenses	17,709	27,057	273,669
Loss from Operations	(17,709)	(27,057)	(273,669)

Other Income (Expense)
Gain on Forgiveness of Debt	2,353	-	2,353
Total Other Income (Expense)	2,353	-	2,353

Net Income (Loss) before income taxes	(15,356)	(27,057)	(271,316)
Income Taxes	-	-	-

Net Income (Loss)	$(15,356)	$(27,057)	$(271,316)

Basic and Diluted Loss per share	$(.01)	$(.01)

Weighted average number of common shares outstanding	35,876,781	30,465,935

The accompanying notes are an integral part of these unaudited condensed financial statements.

Smartdata Corporation

[A Development Stage Company]

Unaudited Condensed Statements of Operations

For the Three-Month Periods Ended June 30, 2010 and 2009

	For the Three Months Ended
	June 30,	June 30,
	2010	2009

Revenues	$-	$-
Operating Expenses
General and Administrative Expenses	1,585	1,959
Loss from Operations	(1,585)	(1,959)

Other Income (Expense)
Gain on Forgiveness of Debt	-	-
Total Other Income (Expense)	-	-

Net Income (Loss) before income taxes	(1,585)	(1,959)
Income Taxes	-	-

Net Income (Loss)	$(1,585)	$(1,959)

Basic and Diluted Loss per share	$(.01)	$(.01)

Weighted average number of common shares outstanding	35,876,781	35,785,670

The accompanying notes are an integral part of these unaudited condensed financial statements.

Smartdata Corporation

[A Development Stage Company]

Unaudited Condensed Statements of Cash Flows

For the Nine-Month Periods Ended June 30, 2010 and 2009 and

for the Period from Re-entering the Development Stage [October 1, 1991]

through June 30, 2010

	For the Nine Months Ended		From Re-entering the Development Stage [October 1, 1991] through
	June 30,	June 30,	June 30,
	2010	2009	2010

Cash Flows From Operating Activities
Net Income (Loss)	$(15,356)	$(27,057)	$(271,316)
Adjustments to reconcile Net Loss
to net cash used by operating activities
Gain on forgiveness of debt	(2,353)	-	(2,353)
Changes in assets and liabilities
Shares issued for services	-	100	10,450
Increase (decrease) in accounts payable	(2,861)	12,091	17,321
Increase in debt - Related Party	20,570	14,866	45,898
Net Cash Used by Operating Activities	-	-	(200,000)

Cash Flows From Investing Activities
Net Cash From Investing Activities	-	-	-

Cash Flows From Financing Activities
Proceeds from issuances of common stock	-	-	200,000
Net Cash From Financing Activities	-	-	200,000

Net Increase (Decrease) in Cash	-	-	-

Beginning Cash Balance	-	-	-

Ending Cash Balance	$-	$-	$-

Supplemental Disclosures
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities:

Common Stock issued for Debt	$-	$15,243	$19,213

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

NOTE 3 - NOTES PAYABLE – RELATED PARTY

Through June 30, 2010, the Company had received $45,898 in advances from certain officers of the Company under promissory notes. As of June 30, 2010, a balance of $26,685 is still outstanding on these notes. The notes bear no interest and are payable on demand.

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

Results of Operations

Three Months Ended June 30, 2010, Compared to Three Months Ended June 30, 2009.

We had no operations during the quarterly period ended June 30, 2010, nor do we have operations as of the date of this filing.  General and administrative expenses were $1,585 for the June 30, 2010 period compared to $1,959 for the June 30, 2009 period. General and administrative expenses for the three months ended June 30, 2010, were comprised mainly of accounting and legal fees. We had a net loss of $1,585 for the June 30, 2010 period compared to a net loss of $1,959 for the June 30, 2009 period.

Nine Months Ended June 30, 2010, Compared to Nine Months Ended June 30, 2009.

We had no operations during the nine month period ended June 30, 2010, nor do we have operations as of the date of this filing.  General and administrative expenses were $17,709 for the June 30, 2010 period compared to $27,057 for the June 30, 2009 period. General and administrative expenses for the nine months ended June 30, 2010, were comprised mainly of accounting and legal fees. We had a net loss of $15,356 for the June 30, 2010 period compared to a net loss of $27,057 for the June 30, 2009 period.

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

Based on this evaluation, our principal executive officer and our principal financial officer, who is one person, concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of June 30, 2010, the end of the period covered by this Report. The Company’s current lack of capital resources limits its ability to address the deficiencies in its disclosure controls and procedures. However, due to the limited operations of the Company, the cost of remediation would outweigh the perceived benefits.

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

9