Form 10-K
period 2010-09-30
SMARTDATA CORP
filed 2011-06-17
CIK 827876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

   X  . ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2010

       . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 000- 53498

SmartData, Inc.

(Name of small business issuer in its charter)

Nevada	87-0449945
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

PO BOX 573633, Murray , Utah 84157

(Address of principal executive offices)

Issuer's telephone number: (801) 557-6748

Securities Registered pursuant to Section 12(b) of the Act: None.

Securities Registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $.001 par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes      . No   X  .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes      . No   X  ..

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

Yes      . No   X  .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes   X  . No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      .

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

Yes   X  . No      .

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed fiscal quarter:

Our common stock is not listed on any exchange. There was not an active market and no trading volume during fiscal 2009 and there has been no trading volume in 2010, therefore the aggregate market value of the issuer's common stock held by non-affiliates at June 16, 2011 is deemed to be $-0-.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDING DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes      . No   X  .

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Class	Outstanding as of June 16, 2011
Common Stock, $.001 par value	35,976,781

DOCUMENTS INCORPORATED BY REFERENCE

See Item 15.

FORWARD LOOKING STATEMENTS

In this Annual Report, references to "SMARTDATA, Inc.," the "Company," "we," "us," "our" and words of similar import refer to SmartData, Inc.

This Annual Report contains certain forward-looking statements and for this purpose any statements contained in this Annual Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include but are not limited to economic conditions generally and in the markets in which SmartData, Inc., may participate, competition within the Company's chosen industry, technological advances and failure by us to successfully develop business relationships.  We expressly disclaim any intention or obligation to update any forward-looking statement for any reason.

PART I

ITEM 1. BUSINESS

Business Development

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

Accordingly, the Company, post bankruptcy, has minimal assets and minimal liabilities and operating activities. Therefore, the Company qualifies as being in the development stage as defined under the provisions of Accounting Codification Standard ("ASC") 915-10.

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

ITEM 4: (Removed and Reserved.)

PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is not listed on any trading exchange. There is currently no established trading market for our shares of common stock. Management does not expect any viable market to develop in our common stock unless and until we complete an acquisition or merger. In any event, no assurance can be given that any market for our common stock will develop or be maintained.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On September 10, 2010, 100,000 shares of restricted common stock were issued to Burkeley Priest in exchange for services valued at $1,000.

In the above transaction, the securities were issued to accredited investors pursuant to the exemption from registration provided by Section 4(2) of the Securities Act; the certificates for such securities contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investors received information concerning the Company and had the ability to ask questions about the Company.

Use of Proceeds of Registered Securities

There were no proceeds received during the fiscal year ended September 30, 2010, from the sale of registered securities.

Purchases of Equity Securities by Us and Affiliated Purchasers

None.

ITEM 6: SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

When used in this Annual Report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act and Section 21e of the Exchange Act regarding events, conditions, and financial trends that may affect The Company's future plans of operations, business strategy, operating results, and financial position. Persons reviewing this Annual Report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are discussed further below under "Trends and Uncertainties," and also include general economic factors and conditions that may directly or indirectly impact our financial condition or results of operations.  We disclaim any intention or obligation to update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise.

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

Liquidity and Capital Resources

The Company has cash or cash equivalents on hand as of September 30, 2010 amounting to $40. If additional funds are required, such funds may be advanced by management or stockholders as loans to the Company. During the year ended September 30, 2010, loans were made and expenses were paid by a principal stockholder and other non-related parties in the amount of $30,720. During the same period in 2009, additional loans and expenses by a principal stockholder totaled $ 16,865 .. The aggregate amount of $36,835 outstanding as of September 30, 2010, is unsecured and is due on demand. Because the Company has not identified any other acquisition or venture, it is impossible to predict the amount of any such loan.

Results of Operations

Other than maintaining its good corporate standing in the State of Nevada compromising and settling its debts and seeking the acquisition of assets, properties or businesses that may benefit us and our stockholders, we have had no material business operations in the two most recent calendar years.

During the year ended September 30, 2010, we had a net loss of $18,846, resulting from operations. During this same period ending September 30, 2009, we had a net loss of $30,779, also resulting from operations. The decrease in net loss is due to the Company's decrease in ongoing expenses related to meeting our SEC reporting obligations. We have recognized no revenues in either of our two most recent calendar or fiscal years. See the Index to Financial Statements, Part II, Item 8, of this Annual Report.

Off-Balance Sheet Arrangements

We had no Off-Balance Sheet arrangements during the fiscal year ended September 30, 2010.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The required financial statements are included following the signature page of this Form 10-K.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our President and Secretary/Treasurer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, our President and Secretary/Treasurer concluded that our disclosure controls and procedures as of the end of the period covered by the Annual Report were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including our President and Secretary/Treasurer, as appropriate to allow timely decisions regarding disclosure. However, the Company believes the costs of remediation outweigh the benefits given the limited operations of the company.

Limitation on Effectiveness of Controls

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

Our management, with the participation of the President, evaluated the effectiveness of the Company's internal control over financial reporting as of September 30, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on this evaluation, our management, with the participation of the President, concluded that, as of September 30, 2010, our internal control over financial reporting was not effective. The Company's material weaknesses in internal control are due to the lack of segregation of duties and the lack of accounting expertise in the supervision of the financial reporting process. However, the Company believes the costs of remediation outweigh the benefits given the limited operations of the company.

This Annual Report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to permanent rules of the Security and Exchange Commission that permit the Company to provide only management's report in this Annual Report.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting.

ITEM 9B: OTHER INFORMATION

None.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

Our executive officers and directors and their respective ages, positions and biographical information are set forth below.

Name	Age	Position	Director or Officer since
Burkeley Priest	37	President/Secretary/Director	May 2007

Background and Business Experience

Burkeley J. Priest, 37 years old, the President and a director of SmartData, Inc., is also the Managing Member of Summit Sports, LLC., A Utah Limited Liability Company which operates an exclusive single line Honda Power House dealership in Park City, Utah with annual sales of 4 million plus. Mr. Priest also was the founder of the Classic Motorcycles, Murray, Utah and Point Power Sports, Draper Utah. Mr. Priest attended the University of Utah from 1991 to 1995 with a focus on Economics.

Significant Employees

We have no employees who are not executive officers, but who are expected to make a significant contribution to the Company's business.

Family Relationships

None.

Involvement in Other Public Companies

None.

Involvement in Certain Legal Proceedings

During the past five years, no director, officer, promoter or founder or control person of the Company:

•

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

•

was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•

was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from or otherwise limiting his/her involvement in any type of business, securities or banking activities; or

•

was found by a court of competent jurisdiction in a civil action, by the SEC or the Commodity Futures Trading Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated.

Compliance with Section 16(a) of the Exchange Act

The common stock of the Company is registered under the Exchange Act, and therefore, the officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. There were no transactions during the year ended September 30, 2010 that were required to be reported.

Code of Ethics

We adopted a Code of Ethics for our principal executive and financial officers. Our Code of Ethics was filed as Exhibit 14 to our Annual Report for the year ended September 30, 2009. See Part IV, Item 15, of this Annual Report.

Corporate Governance

Nominating Committee

To date, we have not established a Nominating Committee because, due to our lack of material operations and the fact that we presently have only one director and executive officer.  As our operations progress, the Board of Directors intends to continue to review the need for and timing of the appointment of a nominating committee.

If we do establish a Nominating Committee, we will disclose this change to our procedures in recommending nominees to our Board of Directors.

Audit Committee

Similarly, to date we have not established an Audit Committee because, due to our lack of material operations and the fact that we presently have only one director and executive officer, we believe that we are able to effectively manage the issues normally considered by an Audit Committee. Following the entry into any business or the completion of any acquisition, merger or reorganization, a further review of this issue will no doubt be necessitated and undertaken by new management.

ITEM 11: EXECUTIVE COMPENSATION

All Compensation

No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to our management during the years ended September 30, 2010, or 2009. Furthermore, no member of our management has been granted any option or stock appreciation rights; accordingly, no tables relating to such items have been included within this Item. Stock awards would be valued using the closing bid price for the period in question as obtained from the National Quotation Bureau, Inc. (the "NQB"). The following table sets forth the aggregate compensation paid by our Company for services rendered during the periods indicated:

SUMMARY COMPENSATION TABLE

Name and Principle Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen-sation ($)	Nonqual-ified Deferred Compen-sation ($)	All Other Compen- sation ($)	Total Earnings ($)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Burkeley Priest	9/30/10	0	0	0	0	0	0	1,000	1,000
President, CEO, CFOSecretary and Director	9/30/09	0	0	0	0	0	0	100	100
	9/30/08	0	0	0	0	0	0	5,100	5,100

Employment Agreement

Outstanding Equity Awards at Fiscal Year-End

None.

Compensation of Directors

There are no standard arrangements pursuant to which our directors are compensated for any services provided as director, including services for committee participation or for special assignments. Our directors received no compensation for service as directors for the year ended September 30, 2010.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth as of June 16, 2011 the number and percentage of the 35,976,781 shares of outstanding common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Title of	Name and Address of	Amount and Nature of	Percentage
Class	Beneficial Owner	Beneficial Ownership	of Class
Common	Burkeley Priest (1)	14,138,000	39.30%
	P. O. Box 571663
	Murray, UT 84157

Common	Munson Family Limited Partnership (2)	16,400,000	45.59%
	3374 Starview Dr
	Bend, OR 97701

Total Officers and Directors		14,138,000	39.30%
As a Group (1 Person)

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

On December 22, 2008, Burkeley Priest converted portions of his convertible notes into 4,493,000 shares of common stock resulting in a reduction of $4,493 in the convertible notes.

On January 5, 2009, Burkeley Priest and Jerry Rice converted portions of their convertible notes into 10,750,000 shares of common stock resulting in a reduction of $10,750 in convertible notes.

From October 1, 2009 through September 30, 2010, the Company received $20,570 in advances from certain officers of the Company under convertible promissory notes. The nature of the advances consist of the officers covering the cost of required corporate expenses. The notes bear no interest and are convertible into shares of the Company’s common stock at a rate of $0. 01 per share. Management evaluated the convertible notes and determined that there is no embedded derivative of the conversion feature of the note. Management evaluated the convertible notes payable and determined that there was no intrinsic value of the conversion option due to the fact that the debt is not convertible at a discount to the market value of the stock. Although the notes bear no interest, the Company imputed interest at a rate of 8% and recognized $1,649 in interest expense with an increase to additional paid in capital for the same amount.

Director Independence

We do not have any independent directors serving on our Board of Directors.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended September 30, 2010 and 2009:

Fee Category	2010	2009
Audit Fees	$12,720	$25,800
Audit-related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total Fees	$12,720	$25,800

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

SMARTDATA, Inc.

Date:	June 16, 2011	By:	/s/ Burkeley Priest
Principal Executive Officer, Principal Financial Officer

/s/ Burkeley Priest

Burkeley Priest, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

SmartData Corporation

We have audited the accompanying balance sheets of SmartData Corporation [a development stage company] as of September 30, 2010 and 2009, and the related statements of operations, stockholders' deficit, and cash flows for the years ended September 30, 2010 and 2009, and for the period from re-entering the development stage [October 1, 1991] through September 30, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SmartData Corporation, as of September 30, 2010 and 2009, and the results of their operations and their cash flows for the years ended September 30, 2010 and 2009, and for the period from re-entering the development stage [October 1, 1991] through September 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Mantyla McReynolds, LLC

Mantyla McReynolds LLC

Salt Lake City, Utah

June 16, 2011

SmartData Corporation

[A Development Stage Company]

Balance Sheets

September 30, 2010 and September 30, 2009

	September 30,	September 30,
Assets	2010	2009

Cash	$40	$-
Total Current Assets	40	-
Total Assets	$40	$-

Liabilities and Stockholders' Deficit

Liabilities
Current Liabilities
Accounts Payable	$5,699	$20,182
Convertible Promissory Note	10,000	-
Payable to Shareholder	26,835	6,115
Total Current Liabilities	42,534	26,297
Total Liabilities	42,534	26,297

Stockholders' Deficit
Common Stock, .001 par value,
50,000,000 shares authorized, and
35,976,781 and 35,876,781 shares issued and
outstanding at Sept. 30, 2010 and 2009, respectively	35,977	35,877
Additional paid-in capital	196,335	193,786
Deficit Accumulated during Development stage	(274,806)	(255,960)
Total Stockholders' Deficit	(42,494)	(26,297)

Total Liabilities and Stockholders' Deficit	$40	$-

The accompanying notes are an integral part of these financial statements.

SmartData Corporation

[A Development Stage Company]

Statements of Operations

For the Years Ended September 30, 2010 and 2009, and

for the Period from re-entering the development stage [October 1, 1991]

to September 30, 2010

	2010	2009	For the Period from re-entering the development stage [October 1, 1991] to September 30, 2010

Revenues	$-	$-	$-
Operating Expenses
General and Administrative Expenses	19,550	30,779	275,510
Loss from Operations	(19,550)	(30,779)	(275,510)

Other Income/(Expense)
Gain on Forgiveness of Debt	2,353	-	2,353
Interest Expense	(1,649)	-	(1,649)
Total Other Income and Expense	704	-	704

Net Loss before income taxes	(18,846)	(30,779)	(274,806)

Provision for Income Taxes	-	-	-

Net Loss	$(18,846)	$(30,779)	$(274,806)

Net Loss per share - Basic and Diluted	$(0.01)	$(0.01)

Weighted Average of
Common Shares Outstanding - Basic and Diluted	35,882,260	31,814,847

The accompanying notes are an integral part of these financial statements.

SmartData Corporation

[A Development Stage Company]

Statements of Stockholders’ Deficit

for the Period from re-entering the development stage [October 1, 1991] through September 30, 2010

	Common Stock		Capital in Excess of Par Value	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount

Balance October 1, 1991	4,213,781	$4,214	$(4,214)	$-	$-

Net operating losses for the years ended September 30, 1992 through 1999	-	-	-	-	-
Issuance of common capital stock for cash at $.10 - February 18, 2000	1,000,000	1,000	99,000	-	100,000
Net operating loss for the year ended September 30, 2001				(6,043)	(6,043)
Balance September 30, 2001	5,213,781	5,214	94,786	(6,043)	93,957

Issuance of common capital stock for cash at $.10 - September 10, 2002	1,000,000	1,000	99,000	-	100,000
Net operating loss for the year ended September 30, 2002	-	-	-	(11,957)	(11,957)
Balance September 30, 2002	6,213,781	6,214	193,786	(18,000)	182,000

Net operating loss for the year ended September 30, 2003	-	-	-	-	-
Balance September 30, 2003	6,213,781	6,214	193,786	(18,000)	182,000

Net operating loss for the year ended September 30, 2004	-	-	-	(182,000)	(182,000)
Balance September 30, 2004	6,213,781	6,214	193,786	(200,000)	-

Net operating loss for the year ended September 30, 2005	-	-	-	-	-
Balance September 30, 2005	6,213,781	6,214	193,786	(200,000)	-

Net operating loss for the year ended September 30, 2006	-	-	-	(938)	(938)
Balance September 30, 2006	6,213,781	6,214	193,786	(200,938)	(938)

Issuance of common capital stock for services valued at par - May 5, 2007	100,000	100			100
Net operating loss for the year ended September 30, 2007	-	-	-	(2,195)	(2,195)
Balance September 30, 2007	6,313,781	6,314	193,786	(203,133)	(3,033)

Issuance of common capital stock for services valued at par - January 18, 2008	10,000,000	10,000	-	-	10,000
Issuance of common capital stock for services valued at par - June 2, 2008	100,000	100	-	-	100
Issuance of common capital stock for conversion of debt valued at par - June 2, 2008	3,970,000	3,970	-	-	3,970
Issuance of common capital stock for services valued at par - August 15, 2008	150,000	150	-	-	150
Net operating loss for the year ended September 30, 2008	-	-	-	(22,048)	(22,048)
Balance September 30, 2008	20,533,781	20,534	193,786	(225,181)	(10,861)

Issuance of common capital stock for conversion of debt valued at par - December 22, 2008	4,493,000	4,493	-	-	4,493
Issuance of common capital stock for conversion of debt valued at par - January 5, 2009	10,750,000	10,750	-	-	10,750
Issuance of common capital stock for services valued at par - June 22, 2009	100,000	100	-	-	100
Net operating loss for the year ended September 30, 2009	-	-	-	(30,779)	(30,779)
Balance September 30, 2009	35,876,781	35,877	193,786	(255,960)	(26,297)

Net operating loss for the year ended September 30, 2010	-	-	-	(18,846)	(18,846)
Imputed Interest Expense for the year ended September 30, 2010	-	-	1,649	-	1,649
Issuance of common capital stock for services valued at $.01 – September 10, 2010	100,000	100	900	-	1,000
Balance September 30, 2010	35,976,781	$35,977	$196,335	$(274,806)	$(42,494)

The accompanying notes are an integral part of these financial statements.

SmartData Corporation

[A Development Stage Company]

Statements of Cash Flows

For the Years Ended September 30, 2010 and 2009, and

For the Period from re-entering the development stage [October 1, 1991]

to September 30, 2010

	2010	2009	For the Period from re-entering the development stage [October 1, 1991] to September 30, 2010
Cash Flows from Operating Activities
Net Income / (loss)	$(18,846)	$(30,779)	$(274,806)
Gain on Forgiveness of Debt	(2,353)	-	(2,353)
Non-cash interest expense	1,649	-	1,649
Adjustments to reconcile income (loss) from operations to net cash provided by operating activities:
Shares issued for Services	1,000	100	11,450
Increase/(Decrease) in Accounts Payable	(12,130)	13,814	8,052
Expenses Paid by Shareholder	20,570	16,865	45,898
Net Cash from Operating Activities	(10,110)	-	(210,110)

Cash Flows from Financing Activities
Issuance of Notes Payable	10,150	-	10,150
Issuance of Common Stock	-	-	200,000
Net Cash from Financing Activities	10,150	-	210,150

Net Increase (Decrease) in Cash	40	-	40

Beginning Cash Balance	-	-	-

Ending Cash Balance	$40	$-	40

Supplemental Disclosure
Interest Paid	$-	$-	$-
Income Taxes Paid	$-	$-	$-

Non-Cash Transactions
Common Stock Issued for Debt	$-	$15,243	$19,213

The accompanying notes are an integral part of these financial statements.

SmartData Corporation

Notes to Financial Statements

September 30, 2010

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

b. Provision for Taxes

The Company uses the asset and liability method of accounting for income taxes. At September 30, 2010, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of net operating loss carryforwards. As of September 30, 2010, the Company had no deferred taxes arising from temporary differences between income for financial reporting and income for tax purposes.

As of September 30, 2010, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of IRC §382, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

e. Shares Issued for Services

Share based payments are measured at fair value and recognized over the service period. For the years ended September 30, 2010 and 2009, the Company recognized $1,000 and $100, respectively, in expenses relating to the issuance of common shares for services performed on the Company’s behalf.

f. Basic Loss Per Common Share

Basic loss per common share has been calculated based on the weighted average number of shares outstanding. Basic loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share is computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method. During periods of net losses dilutive shares are not included, due to anti-dilutive results. As of September 30, 2010 and 2009, there were common share equivalents, attributable to convertible debt, of 3,683,500 and 0, respectively.

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

NOTE 4 - STOCKHOLDERS' EQUITY

Common Stock

On December 22, 2008, Burkeley Priest converted portions of his convertible notes into 4,493,000 shares of common stock resulting in a reduction of $4,493 in the convertible notes.

On January 5, 2009, Burkeley Priest and Jerry Rice converted portions of their convertibles notes into 10,750,000 shares of common stock resulting in a reduction of $10,750 in convertible notes.

On June 22, 2009, 100,000 shares of SmartData, Inc.’s common stock were issued to Burkeley Priest as consideration for his services as the sole officer and director of the Company for the one year period beginning May 8, 2009. The Company recorded an expense of $100 for this transaction.

On September 10, 2010, 100,000 shares of SmartData, Inc.’s common stock were issued to Burkeley Priest as consideration for his services as the sole officer and director of the Company for the past year period beginning October 1, 2009. The Company recorded an expense of $1,000 for this transaction.

NOTE 5 - INCOME TAXES

No provision has been made in the financial statements for income taxes because the Company has accumulated losses from operations since inception. Any deferred tax benefit arising from the operating loss carried forward is offset entirely by a valuation allowance since it is not currently estimable when and if the Company will have taxable income to take advantage of the losses. The valuation allowance has increased by $3,769 from $51,192, as of September 30, 2009.

Deferred Tax Asset	Balance	Tax	Rate
Federal loss carryforward (expires through 2029)	$274,806	$41,221	15%
State loss carryforward (expires through 2024)	$274,806	$13,740	5%
Valuation allowance	-	$(54,961)	-
Deferred tax asset	-	$-	-

Reported income tax expense is reconciled to the amount computed on the basis of income before income taxes at the statutory rate as follows:

	For the years ended September 30,
	2010	2009
Statutory Benefit (Expense)	(20%)	(20%)
Increase in Valuation Allowance	20%	20%
Reported provision for Income Taxes	-	-

We have no liabilities for unrecognized tax benefits and, as such, we have recorded no additional interest or penalties.

Our policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense. For the years ended September 30, 2010 and 2009, we did not recognize any interest or penalties in our Statement of Operations, nor did we have any interest or penalties accrued in our Balance Sheet at September 30, 2010 and 2009 relating to unrecognized benefits.

The tax years 2004-2009 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which we are subject.

NOTE 6 – PAYABLE TO SHAREHOLDER

On December 22, 2008, Burkeley Priest converted portions of his convertible notes into 4,493,000 shares of common stock resulting in a reduction of $4,493 in the convertible notes.

On January 5, 2009, Burkeley Priest and Jerry Rice converted portions of their convertible notes into 10,750,000 shares of common stock resulting in a reduction of $10,750 in convertible notes.

From October 1, 2009 through September 30, 2010, the Company received $20,570 in advances from certain officers of the Company under convertible promissory notes. The nature of the advances consist of the officers covering the cost of required corporate expenses. The notes bear no interest and are convertible into shares of the Company’s common stock at a rate of $0. 01 per share. Management evaluated the convertible notes and determined that there is no embedded derivative of the conversion feature of the note. Management evaluated the convertible notes payable and determined that there was no intrinsic value of the conversion option due to the fact that the debt is not convertible at a discount to the market value of the stock.  Although the notes bear no interest, the Company imputed interest at a rate of 8% and recognized $1,649 in interest expense with an increase to additional paid in capital for the same amount.

NOTE 7 – NON-RELATED PARTY CONVERTIBLE PROMISSORY NOTES

On September 10, 2010, the Company borrowed $10,000 under the terms of a convertible note due September 10, 2011. At the holder’s option, t he convertible note converts into 1,000,000 shares of restricted common shares of the Company.   The note is due and payable on September 10, 2011 and bears no interest.