Form 10-Q
period 2010-12-31
SMARTDATA CORP
filed 2011-06-30
CIK 827876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

   X  . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2010.

or

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

Yes      . No      .

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 29, 2011: 35,976,781

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2010 and 2009 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2010 audited financial statements. The results of operations for the period ended December 31, 2010 are not necessarily indicative of the operating results for the full year.

Smartdata Corporation

[A Development Stage Company]

UNAUDITED CONDENSED FINANCIAL STATEMENTS

December 31, 2010

Smartdata Corporation

[A Development Stage Company]

CONTENTS

PAGE

Condensed Balance Sheets, December 31, 2010 (Unaudited) and September 30, 2010	5

Unaudited Condensed Statements of Operations, for the three months ended December 31, 2010, and 2009, and for the period from Re-entering the Development Stage [October 1, 1991] through December 31, 2010	6

Unaudited Condensed Statements of Cash Flows, for the three months ended December 31, 2010, and 2009, and for the period from Re-entering the Development Stage [October 1, 1991] through December 31, 2010	7

Notes to Unaudited Condensed Financial Statements	8

Smartdata Corporation

[A Development Stage Company]

CONDENSED BALANCE SHEETS

As of December 31, 2010 and September 30, 2010

Assets	December 31, 2010	September 30, 2010
	Unaudited	Audited
Cash	$40	$40
Total Current Assets	40	40
Total Assets	$40	$40

Liabilities and Stockholders' Equity (Deficit)

Liabilities
Current Liabilities
Accounts Payable	$5,95 8	$5,699
Convertible Promissory Note	10,000	10,000
Payable to Shareholder	27,235	26,835
Total Current Liabilities	43,193	42,534
Total Liabilities	43,193	42,534

Stockholders' Equity (Deficit)
Common Stock - 50,000,000 shares authorized having a par value of $0.001 per share; 35,976,781 shares issued and outstanding, as of December 31, 2010 and September 30, 2010; respectively	35,977	35,977
Capital in Excess of par value	197,083	196,335
Deficit accumulated during the development stage	(276,213)	(274,806)
Total Stockholders' Equity (Deficit)	(43,153)	(42,494)
Total Liabilities and Stockholders' Equity (Deficit)	$40	$40

The accompanying notes are an integral part of these unaudited condensed financial statements.

Smartdata Corporation

[A Development Stage Company]

Unaudited Condensed Statements of Operations

For the Three-Month Periods Ended December 31, 2010 and 2009 and

for the Period from Re-entering the Development Stage [October 1, 1991] through December 31, 2010

	For the Three Months Ended		For the Period from re-entering the development stage [October 1, 1991]
	December 31,	December 31,	Through Dec. 31,
	2010	2009	2010
Revenues	$-	$-	$-
Operating Expenses
General and Administrative Expenses	659	2,211	276,169
Loss from Operations	(659)	(2,211)	(276,169)

Other Income (Expense)
Gain on Forgiveness of Debt	-	2,353	2,353
Interest Expense	(748)		(2,397)
Total Other Income (Expense)	(748)	2,353	(44)

Net Income (Loss) before income taxes	(1,407)	142	(276,213)
Income Taxes	-	-	-

Net Income (Loss)	$(1,407)	$142	$(276,213)

Basic and Diluted Loss per share	$(.01)	$.00

Basic and diluted w eighted average number
of common shares outstanding	35,976,781	35,876,781

The accompanying notes are an integral part of these unaudited condensed financial statements.

Smartdata Corporation

[A Development Stage Company]

Unaudited Condensed Statements of Cash Flows

For the Three-Month Periods Ended December 31, 2010 and 2009 and

for the Period from Re-entering the Development Stage [October 1, 1991] through December 31, 2010

	For the Three Months Ended		From Re-entering the Development Stage [October 1, 1991] through
	December 31,	December 31,	December 31,
	2010	2009	2010
Cash Flows From Operating Activities
Net Income (Loss)	$(1,407)	$142	$(276,213)
Adjustments to reconcile Net Loss
to net cash used by operating activities
Gain on forgiveness of debt	-	(2,353)	(2,353)
Non-cash interest expense	74 8	-	2,397
Changes in assets and liabilities
Shares issued for services	-	-	11,450
Increase (decrease) in accounts payable	259	(4,550)	8, 2 11
Increase in debt - Related Party	400	6,761	46,398
Net Cash Used by Operating Activities	-	-	(210,110)

Cash Flows From Investing Activities
Net Cash From Investing Activities	-	-	-

Cash Flows From Financing Activities
Issuance of Notes Payable	-	-	10,150
Proceeds from issuances of common stock	-	-	200,000

Net Cash From Financing Activities	-	-	210,150

Net Increase (Decrease) in Cash	-	-	40

Beginning Cash Balance	40	-	-

Ending Cash Balance	$40	$-	$40

Supplemental Disclosures
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities:

Common Stock issued for Debt	$-	$-	$19,213

The accompanying notes are an integral part of these unaudited condensed financial statements.

Smartdata Corporation

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the interim financial statements reflect all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the results for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report for the year ended September 30, 2010. The operating results for the periods presented are not necessarily indicative of the operating results for the full year.

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

NOTE 3 - NOTES PAYABLE – RELATED PARTY

Through December 31, 2010, the Company had received $46,398 in advances from certain officers of the Company under promissory notes. A balance of $27,235 is still outstanding on these notes. The notes bear no interest and are payable on demand.  Although the notes bear no interest, the Company imputed interest at a rate of 8% and during the three month period ended December 31, 2010 recognized $748 in interest expense with an increase to additional paid in capital for the same amount.

NOTE 4 - NEW ACCOUNTING STANDARDS

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

LIQUIDITY AND CAPITAL RESOURCES

The Company remains in the development stage and has experienced no significant change in liquidity or capital resources or stockholders' equity since inception. The Company's balance sheet as of December 31, 2010, reflects a total asset value of $40. The Company has little cash or line of credit, other than that which present management may agree to extend to or invest in the Company, nor does it expect to have one before a merger is effected. The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

RESULTS OF OPERATIONS

We had no operations during the quarterly period ended December 31, 2010, nor do we have operations as of the date of this filing.  General and administrative expenses were $659 for the December 31, 2010 period compared to $ 2,211 for the December 31, 2009 period. General and administrative expenses for the three months ended December 31, 2010, were comprised mainly of accounting and stock transfer fees. We had a net loss of $1,407 for the December 31, 2010 period compared to net income of $142 for the December 31, 2009 period. The change from net income to net loss was a result of a gain from debt forgiveness in the December 31, 2009 period.

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

Date: June 29, 2011

By: /s/ Burkeley Priest

Burkeley Priest, President, CEO and CFO