Form 10-Q
period 2011-03-31
SMARTDATA CORP
filed 2011-06-30
CIK 827876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

   X  . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2011.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2011 and 2010 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2010 audited financial statements. The results of operations for the period ended March 31, 2011 are not necessarily indicative of the operating results for the full year.

Smartdata Corporation

[A Development Stage Company]

UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2011

Smartdata Corporation

[A Development Stage Company]

CONTENTS

PAGE

Condensed Balance Sheets, March 31, 2011 (Unaudited) and September 30, 2010	5

Unaudited Condensed Statements of Operations, for the six months ended March 31, 2011, and 2010, and for the period from Re-entering the Development Stage [October 1, 1991] through March 31, 2011	6

Unaudited Condensed Statements of Operations, for the three months ended March 31, 2011, and 2010	7

Unaudited Condensed Statements of Cash Flows, for the six months ended March 31, 2011, and 2010, and for the period from Re-entering the Development Stage [October 1, 1991] through March 31, 2011	8

Notes to Unaudited Condensed Financial Statements	9

Smartdata Corporation

[A Development Stage Company]

CONDENSED BALANCE SHEETS

As of March 31, 2011 and September 30, 2010

Assets	March 31, 2011	September 30, 2010
	Unaudited	Audited
Cash	$320	$40
Total Current Assets	320	40
Total Assets	$320	$40

Liabilities and Stockholders' Equity (Deficit)

Liabilities
Current Liabilities
Accounts Payable	$7,741	$5,699
Convertible Promissory Note	10,000	10,000
Payable to Shareholder	27,735	26,835
Total Current Liabilities	45,476	42,534
Total Liabilities	45,476	42,534

Stockholders' Equity (Deficit)
Common Stock - 50,000,000 shares authorized having a par value of $0.001 per share; 35,976,781 shares issued and outstanding, as of March 31, 2011 and September 30, 2010; respectively	35,977	35,977
Capital in Excess of par value	197,827	196,335
Deficit accumulated during the development stage	(278,960)	(274,806)
Total Stockholders' Equity (Deficit)	(45,156)	(42,494)
Total Liabilities and Stockholders' Equity (Deficit)	$320	$40

The accompanying notes are an integral part of these unaudited condensed financial statements.

Smartdata Corporation

[A Development Stage Company]

Unaudited Condensed Statements of Operations

For the Six-Month Periods Ended March 31, 2011 and 2010 and

for the Period from Re-entering the Development Stage [October 1, 1991] through March 31, 2011

		For the Six Months Ended		For the Period from re-entering the development stage [October 1, 1991]
		March 31,	March 31,	Through Mar. 31,
		2011	2010	2011
Revenues		$-	$-	$-
Operating Expenses
General and Administrative Expenses		2,469	16,124	277,979
Loss from Operations		(2,469)	(16,124)	(277,979)

Other Income (Expense)
Gain on Forgiveness of Debt		-	2,353	2,353
Interest Expense		(1,685)	-	(3,334)
Total Other Income (Expense)		(1,685)	2,353	(981)

Net Income (Loss) before income taxes		(4,154)	(13,771)	(278,960)
Income Taxes		-	-	-

Net Income (Loss)		$(4,154)	$(13,771)	$(278,960)

Basic and Diluted Loss per share	$	( ..0 1)	$(.01)

Weighted average number
of common shares outstanding		35,976,781	35,876,781

The accompanying notes are an integral part of these unaudited condensed financial statements.

Smartdata Corporation

[A Development Stage Company]

Unaudited Condensed Statements of Operations

For the Three-Month Periods Ended March 31, 2011 and 2010

	For the Three Months Ended
	March 31,	March 31,
	2011	2010
Revenues	$-	$-
Operating Expenses
General and Administrative Expenses	1,810	13,913
Loss from Operations	(1,810)	(13,913)

Other Income (Expense)
Gain on Forgiveness of Debt	-	-
Interest Expense	(937)	-
Total Other Income (Expense)	(937)	-

Net Income (Loss) before income taxes	(2,747)	(13,913)
Income Taxes	-	-

Net Income (Loss)	$(2,747)	$(13,913)

Basic and Diluted Loss per share	$(.01)	$(.01)

Basic and diluted w eighted average number
of common shares outstanding	35,976,781	35,876,781

The accompanying notes are an integral part of these unaudited condensed financial statements.

Smartdata Corporation

[A Development Stage Company]

Unaudited Condensed Statements of Cash Flows

For the Six -Month Periods Ended March 31, 2011 and 2010 and

for the Period from Re-entering the Development Stage [October 1, 1991] through March 31, 2011

	For the Six Months Ended		From Re-entering the Development Stage [October 1, 1991] through
	March 31,	March 31,	March 31,
	2011	2010	2011
Cash Flows From Operating Activities
Net Income (Loss)	$(4,154)	$(13,771)	$(278,960)
Adjustments to reconcile Net Loss
to net cash used by operating activities
Gain on forgiveness of debt	-	(2,353)	(2,353)
Non-cash interest expense	1,492	-	3,141
Changes in assets and liabilities
Shares issued for services	-	-	11,450
Increase (decrease) in accounts payable	2,042	(2,446)	10,094
Increase in debt - Related Party	900	18,570	46,798
Net Cash From Operating Activities	280	-	(209,830)

Cash Flows From Investing Activities
Net Cash From Investing Activities	-	-	-

Cash Flows From Financing Activities
Issuance of Notes Payable	-	-	10,150
Proceeds from issuances of common stock	-	-	200,000
Net Cash From Financing Activities	-	-	210,150

Net Increase (Decrease) in Cash	280	-	320

Beginning Cash Balance	40	-	0

Ending Cash Balance	$320	$-	$320

Supplemental Disclosures
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities:

Common Stock issued for Debt	$-	$-	$19,213

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

NOTE 3 - NOTES PAYABLE – RELATED PARTY

Through March 31, 2011, the Company had received $46,798 in advances from certain officers of the Company under promissory notes. A balance of $27,735 is still outstanding on these notes. The notes bear no interest and are payable on demand. Although the notes bear no interest, the Company imputed interest at a rate of 8% and during the six month period ended March 31, 2011 recognized $1,492 in interest expense with an increase to additional paid in capital for the same amount.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company remains in the development stage and has experienced no significant change in liquidity or capital resources or stockholders' equity since inception. The Company's balance sheet as of March 31, 2011, reflects a total asset value of $320. The Company has little cash or line of credit, other than that which present management may agree to extend to or invest in the Company, nor does it expect to have one before a merger is effected. The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

RESULTS OF OPERATIONS

We had no operations during the quarterly period ended March 31, 2011, nor do we have operations as of the date of this filing. General and administrative expenses for the six month period ended March 31, 2011were $2,469 compared to $16,124 for the March 31, 2010 period. General and administrative expenses for the six months ended March 31, 2011, were comprised mainly of accounting and stock transfer fees. For the six month period ended March 31, 2011 we had a net loss of $4,154 compared to a net loss of $13,771 in the March 31, 2010 period. The decrease in expense was due to the delay in the preparation of 10-K and 10-Q reports during this period.

General and administrative expenses for the three month period ended March 31, 2011were $1,810 compared to $13,913 for the March 31, 2010 period. General and administrative expenses for the three months ended March 31, 2011, were comprised mainly of accounting and stock transfer fees. For the three month period ended March 31, 2011 we had a net loss of $2,747 compared to a net loss of $13,913 in the March 31, 2010 period. The decrease in expense was due to the delay in the preparation of 10-K and 10-Q reports during this period.

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