Form 10-Q
period 2011-06-30
SMARTDATA CORP
filed 2011-08-22
CIK 827876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

   X  . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2011.

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

Yes      . No      .

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 11, 2011: 35,976,781

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2011 and 2010 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2010 audited financial statements. The results of operations for the period ended June 30, 2011 are not necessarily indicative of the operating results for the full year.

Smartdata Corporation

[A Development Stage Company]

UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2011

Smartdata Corporation

[A Development Stage Company]

CONTENTS

PAGE

Condensed Balance Sheets, June 30, 2011 (Unaudited) and September 30, 2010	5

Unaudited Condensed Statements of Operations, for the nine months ended June 30, 2011, and 2010, and for the period from Re-entering the Development Stage [October 1, 1991] through June 30, 2011	6

Unaudited Condensed Statements of Operations, for the three months ended June 30, 2011, and 2010	7

Unaudited Condensed Statements of Cash Flows, for the nine months ended June 30, 2011, and 2010, and for the period from Re-entering the Development Stage [October 1, 1991] through June 30, 2011	8

Notes to Unaudited Condensed Financial Statements	9

Smartdata Corporation

[A Development Stage Company]

CONDENSED BALANCE SHEETS

As of June 30, 2011 and September 30, 2010

Assets	June 30, 2011	September 30, 2010
	Unaudited	Audited
Cash	$723	$40
Total Current Assets	723	40
Total Assets	$723	$40

Liabilities and Stockholders' Equity (Deficit)

Liabilities
Current Liabilities
Accounts Payable	$6,777	$5,699
Convertible Promissory Note	15,000	10,000
Payable to Shareholder	33,318	26,835
Total Current Liabilities	55,095	42,534
Total Liabilities	55,095	42,534

Stockholders' Equity (Deficit)
Common Stock - 50,000,000 shares authorized having a par value of $0.001 per share; 35,976,781 shares issued and outstanding, as of June 30, 2011 and September 30, 2010; respectively	35,977	35,977
Capital in Excess of par value	198,629	196,335
Deficit accumulated during the development stage	(288,978)	(274,806)
Total Stockholders' Equity (Deficit)	(54,372)	(42,494)
Total Liabilities and Stockholders' Equity (Deficit)	$723	$40

The accompanying notes are an integral part of these unaudited condensed financial statements.

Smartdata Corporation

[A Development Stage Company]

Unaudited Condensed Statements of Operations

For the Nine-Month Periods Ended June 30, 2011 and 2010 and

for the Period from Re-entering the Development Stage [October 1, 1991] through June 30, 2011

	For the Nine Months Ended		For the Period from re-entering the development stage [October 1, 1991]
	June 30,	June 30,	Through June 30,
	2011	2010	2011
Revenues	$-	$-	$-
Operating Expenses
General and Administrative Expenses	11,531	17,709	287,040
Loss from Operations	(11,531)	(17,709)	(287,040)

Other Income (Expense)
Gain on Forgiveness of Debt	-	2,353	2,353
Interest Expense	(2,642)	-	(4,291)
Total Other Income (Expense)	(2,642)	2,353	(1,938)

Net Income (Loss) before income taxes	(14,173)	(15,356)	(288,978)
Income Taxes	-	-	-

Net Income (Loss)	$(14,173)	$(15,356)	$(288,978)

Basic and Diluted Loss per share	$(.01)	$(.01)

Weighted average number of common shares outstanding	35,976,781	35,876,781

The accompanying notes are an integral part of these unaudited condensed financial statements.

Smartdata Corporation

[A Development Stage Company]

Unaudited Condensed Statements of Operations

For the Three-Month Periods Ended June 30, 2011 and 2010

	For the Three Months Ended
	June 30,	June 30,
	2011	2010
Revenues	$-	$-
Operating Expenses
General and Administrative Expenses	9,061	1,585
Loss from Operations	(9,061)	(1,585)

Other Income (Expense)
Gain on Forgiveness of Debt	-	-
Interest Expense	(957)	-
Total Other Income (Expense)	(957)	-

Net Income (Loss) before income taxes	(10,018)	(1,585)
Income Taxes	-	-

Net Income (Loss)	$(10,018)	$(1,585)

Basic and Diluted Loss per share	$(.01)	$(.01)

Basic and diluted weighted average number of common shares outstanding	35,976,781	35,876,781

The accompanying notes are an integral part of these unaudited condensed financial statements.

Smartdata Corporation

[A Development Stage Company]

Unaudited Condensed Statements of Cash Flows

For the Nine-Month Periods Ended June 30, 2011 and 2010 and

for the Period from Re-entering the Development Stage [October 1, 1991] through June 30, 2011

	For the Nine Months Ended		From Re-entering the Development Stage [October 1, 1991] through
	June 30,	June 30,	June 30,
	2011	2010	2011
Cash Flows From Operating Activities
Net Income (Loss)	$(14,173)	$(15,356)	$(288,978)
Adjustments to reconcile Net Loss
to net cash used by operating activities
Gain on forgiveness of debt	-	(2,353)	(2,353)
Non-cash interest expense	2,294	-	3,943
Changes in assets and liabilities
Shares issued for services	-	-	11,450
Increase (decrease) in accounts payable	1,079	(2,861)	9,130
Increase in debt - Related Party	6,483	20,570	52,381
Net Cash From Operating Activities	(4,317)	-	(214,427)

Cash Flows From Investing Activities
Net Cash From Investing Activities	-	-	-

Cash Flows From Financing Activities
Issuance of Notes Payable	5,000	-	15,150
Proceeds from issuances of common stock	-	-	200,000
Net Cash From Financing Activities	5,000	-	215,150

Net Increase (Decrease) in Cash	683	-	723

Beginning Cash Balance	40	-	0

Ending Cash Balance	$723	$-	$723

Supplemental Disclosures
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities:

Common Stock issued for Debt	$-	$-	$19,213

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

NOTE 3 - NOTES PAYABLE – RELATED PARTY

Through June 30, 2011, the Company had received $52,381 in advances from certain officers of the Company under promissory notes. A balance of $33,318 is still outstanding on these notes. The notes bear no interest and are payable on demand. Although the notes bear no interest, the Company imputed interest at a rate of 8% and during the nine month period ended June 30, 2011 recognized $2,294 in interest expense with an increase to additional paid in capital for the same amount.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company remains in the development stage and has experienced no significant change in liquidity or capital resources or stockholders' equity since inception. The Company's balance sheet as of June 30, 2011, reflects a total asset value of $723.  The Company has $55,095 in liabilities which include $6,777 in accounts payable, $15,000 in a convertible promissory note and $33,318 payable to a shareholder.

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

RESULTS OF OPERATIONS

We had no operations during the nine months ended June 30, 2011 or 2010.  For the nine months ended June 30, 2011, we had general and administrative expenses of $11,531 and interest expense of $2,642 compared to general and administrative expenses of $17,709 and a gain on forgiveness of debt in the amount of $2,353 for the nine month period ended June 30, 2010.  This resulted in a total loss of $14,173 for the nine months ended June 30, 2011 compared to a total loss of $15,356 for the same nine month period of 2010.  Our increased expenses for 2010 were due to delays in preparing and filing our Form 10-K and 10-Q.

We had no operations during the quarterly period ended June 30, 2011, nor do we have operations as of the date of this filing. General and administrative expenses for the three month period ended June 30, 2011were $9,061 and interest expense of $957 compared to general and administrative expenses of $1,585 with no interest expense for the June 30, 2010 period. General and administrative expenses for the three months ended June 30, 2011, were comprised mainly of accounting and stock transfer fees. For the three month period ended June 30, 2011 we had a net loss of $10,018 compared to a net loss of $1,585 in the June 30, 2010 period. The increase in expense was due to the preparation of 10-K and 10-Q reports during this period.

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

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Title of Document	Location

31	Certification of the Principal Executive Officer/ Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

32	Certification of the Principal Executive Officer/ Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	Attached

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

Date: August 19, 2011

By: /s/ Burkeley Priest

Burkeley Priest, President, CEO and CFO