Form 10-K
period 2011-09-30
SMARTDATA CORP
filed 2012-01-06
CIK 827876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

  X . ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2011

      . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________

Commission File No. 000-53498

SMARTDATA CORPORATION

(Name of registrant in its charter)

Nevada	87-0449945
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

P. O. Box 1593

Moab, UT  84532

 (Address of principal executive offices)

Issuer’s telephone number: 801-557-6748

Securities Registered pursuant to Section 12(b) of the Act:  None.

Securities Registered pursuant to Section 12(g) of the Exchange Act:  Common Stock, $.001 par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes      . No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes      . No  X .

Note – checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     X .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  X . No      .

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  Our common stock is not traded on any market or listed on any exchange.  There was not an active market and no trading volume during fiscal 2010 and there has been no trading volume in 2011, therefore the aggregate market value of the issuer’s common stock held by non-affiliates at March 14, 2011 is deemed to be $-0-.

Note. – If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDING DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes      . No      .

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of December 23, 2011
Common Stock, $.001 par value	37,076,779

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

PART I

ITEM 1.  BUSINESS.

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

Since ceasing its operations in 1992, the Company has focused its efforts on seeking a business opportunity.  The Company will attempt to locate and negotiate with a business entity for the merger of that target company into the Company. In certain instances, a target company may wish to become a subsidiary of the Company or may wish to contribute assets to the Company rather than merge. No assurances can be given that the Company will be successful in locating or negotiating with any target company. The Company will provide a method for a foreign or domestic private company to become a reporting (“public”) company whose securities are qualified for trading in the United States secondary market.

The Company intends to seek, investigate, and if warranted, acquire an interest in a business opportunity.  We are not restricting our search to any particular industry or geographical area.  We may therefore engage in essentially any business in any industry.  Our management has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions and other factors.

The selection of a business opportunity in which to participate is complex and extremely risky and will be made by management in the exercise of its business judgment.  There is no assurance that we will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to our company and shareholders.

Because we have no specific business plan or expertise, our activities are subject to several significant risks.  In particular, any business acquisition or participation we pursue will likely be based on the decision of management without the consent, vote, or approval of our shareholders.

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

Criteria

We will not restrict our search to any particular business, industry or geographical location.  We may acquire a business opportunity in any stage of development.  This includes opportunities involving “start up” or new companies.  In seeking a business venture, management will base their decisions on the business objective of seeking long-term capital appreciation in the real value of our company.  We will not be controlled by an attempt to take advantage of an anticipated or perceived appeal of a specific industry, management group, or product.

In analyzing prospective business opportunities, management will consider the following factors:

•

available technical, financial and managerial resources;

•

working capital and other financial requirements;

•

the history of operations, if any;

•

prospects for the future;

•

the nature of present and expected competition;

•

the quality and experience of management services which may be available and the depth of the management;

•

the potential for further research, development or exploration;

•

the potential for growth and expansion;

•

the potential for profit;

•

the perceived public recognition or acceptance of products, services, trade or service marks, name identification; and other relevant factors.

Generally, our management will analyze all available factors and make a determination based upon a composite of available facts, without relying on any single factor.

Methods of Participation of Acquisition

Management will review specific business and then select the most suitable opportunities based on legal structure or method of participation.  Such structures and methods may include, but are not limited to, leases, purchase and sale agreements, licenses, joint ventures, other contractual arrangements, and may involve a reorganization, merger or consolidation transactions.  Management may act directly or indirectly through an interest in a partnership, corporation, or other form of organization.

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

We will generally ask to be provided with written materials regarding the business opportunity.  These materials may include the following:

•

descriptions of product, service and company history; management resumes;

•

financial information;

•

available projections with related assumptions upon which they are based;

•

an explanation of proprietary products and services;

•

evidence of existing patents, trademarks or service marks or rights thereto;

•

present and proposed forms of compensation to management;

•

a description of transactions between the prospective entity and its affiliates;

•

relevant analysis of risks and competitive conditions;

•

a financial plan of operation and estimated capital requirements;

•

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

Principal Products or Services and Their Markets

None; not applicable

Competition, Competitive Position in the Industry and Methods of Competition

None; not applicable

Dependence on One or a Few Major Customers

None; not applicable

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, Including Duration

None; not applicable

Need For Any Government Approval of Principal Products or Services

None; not applicable

Effect of Existing or Probable Governmental Regulations on Business

None; not applicable

Time Spent During the Last Two Fiscal Years on Research and Development Activities

None; not applicable

Costs and Effects of Compliance with Environmental Laws (federal, state and local)

None; not applicable

Number of Total Employees and Number of Full-Time Employees

None

ITEM 1A.  RISK FACTORS.

The Company’s business is subject to numerous risk factors, including the following.

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

Our proposed business plan is speculative in nature.  The success of the Company’s proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified target company. While management will prefer business combinations with entities having established operating histories, there can be no assurance that the Company will be successful in locating candidates meeting such criteria. In the event the Company completes a business combination, of which there can be no assurance, the success of the Company’s operations will be dependent upon management of the target company and numerous other factors beyond the Company’s control.

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

Our management has limited time to devote to our business.  While seeking a business combination, management anticipates devoting only a limited amount of time per month to the business of the Company. The Company’s sole officer has not entered into a written employment agreement with the Company and he is not expected to do so in the foreseeable future. The Company has not obtained key man life insurance on its officer and director. Notwithstanding the combined limited experience and time commitment of management, loss of the services of this individual would adversely affect development of the Company’s business and its likelihood of continuing operations.

The Company’s officer and director participates in other business ventures which may compete directly with the Company. Additional conflicts of interest and non-arms length transactions may also arise in the future.  Management has adopted a policy that the Company will not seek a merger with, or acquisition of, any entity in which any member of management serves as an officer, director or partner, or in which they or their family members own or hold any ownership interest.

Reporting requirements may delay or preclude an acquisition.  Section 13 of the Securities Exchange Act of 1934 (the “Exchange Act”) requires companies subject thereto to provide certain information about significant acquisitions including certified financial statements for the company acquired covering one or two years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target companies to prepare such financial statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

The Company has neither conducted, nor have others made available to it, market research indicating that demand exists for the transactions contemplated by the Company. Even in the event demand exists for a merger or acquisition of the type contemplated by the Company, there is no assurance the Company will be successful in completing any such business combination.

The Company’s proposed operations, even if successful, will in all likelihood result in the Company engaging in a business combination with only one business entity. Consequently, the Company’s activities will be limited to those engaged in by the business entity which the Company merges with or acquires. The Company’s inability to diversify its activities into a number of areas may subject the Company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company’s operations.

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

A business combination involving the issuance of the Company’s common stock will, in all likelihood, result in shareholders of a target company obtaining a controlling interest in the Company. Any such business combination may require shareholders of the Company to sell or transfer all or a portion of the Company’s common stock held by them. The resulting change in control of the Company will likely result in removal of the present officer and director of the Company and a corresponding reduction in or elimination of his participation in the future affairs of the Company.  Currently, there are no pending acquisitions, business combinations or mergers.

The Company’s primary plan of operation is based upon a business combination with a business entity which, in all likelihood, will result in the Company issuing securities to shareholders of such business entity. The issuance of previously authorized and unissued common stock of the Company would result in reduction in percentage of shares owned by the present shareholders of the Company and would most likely result in a change in control or management of the Company.

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

Management of the Company will request that any potential business opportunity provide audited financial statements. One or more attractive business opportunities may choose to forego the possibility of a business combination with the Company rather than incur the expenses associated with preparing audited financial statements. In such case, the Company may choose to obtain certain assurances as to the target company’s assets, liabilities, revenues and expenses prior to consummating a business combination, with further assurances that audited financial statements would be provided after closing of such a transaction.  Closing documents relative thereto may include representations that the audited financial statements will not materially differ from the representations included in such closing documents.

Our stock is subject to the Penny Stock rules, which impose significant restrictions on the Broker-Dealers and may affect the resale of our stock.   Our stock is subject to Penny Stock trading rules, and investors will experience resale restrictions and a lack of liquidity. A penny stock is generally a stock that:

•

is not listed on a national securities exchange or Nasdaq;

•

is listed in “pink sheets” or on the NASD OTC Bulletin Board;

•

has a price per share of less than $5.00; and

•

is issued by a company with net tangible assets less than $5 million.

The penny stock trading rules impose additional duties and responsibilities upon broker-dealers and salespersons effecting purchase and sale transactions in common stock and other equity securities, including:

•

determination of the purchaser’s investment suitability;

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

We do not currently own any property.  We utilize office space in the residence of our President at no cost.  We will not seek independent office space until we pursue a viable business opportunity and recognize income.

ITEM 3.  LEGAL PROCEEDINGS.

The Company is not the subject of any pending legal proceedings; and to the knowledge of management, no proceedings are presently contemplated against the Company by any federal, state or local governmental agency.

Further, to the knowledge of management, no director or executive officer is party to any action in which any has an interest adverse to the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is listed on the Over the Counter Bulletin Board (“OTCBB”), under the symbol “SMTD".  There was not an active market and no trading volume during fiscal 2010 and there has been no trading volume in 2011.

	CLOSING BID		CLOSING ASK

2011	High	Low	High	Low

April 11 (First available) thru June 30	NONE	NONE	NONE	NONE
July 1 thru September 30.02		.02	NONE	NONE

The above quotations, as provided by OTC Markets Group, Inc., represent prices between dealers and do not include retail markup, markdown or commission.  In addition, these quotations do not represent actual transactions.

Holders

As of December 23, 2011, there were approximately 93 shareholders of record holding 37,076,779 shares of common stock.  This number does not include an indeterminate number of stockholders whose shares are held by brokers in street name. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Dividends

We have not paid, nor declared, any cash dividends since our inception and do not intend to declare any such dividends in the foreseeable future. Our ability to pay cash dividends is subject to limitations imposed by Nevada law. Under Nevada law, cash dividends may be paid to the extent that a corporation’s assets exceed its liabilities and it is able to pay its debts as they become due in the usual course of business.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales or Purchases of Unregistered Securities

On August 26, 2011, we issued 100,000 shares of our common stock to Burkeley J. Priest, our officer and director as consideration for his services as the sole officer and director of the Company.  Also on August 26, 2011, we issued 1,000,000 shares of our common stock to Marcel Vifian as consideration for his consulting services for the Company.  The shares were issued in a private transaction, not involving any public offering without registration and pursuant to an exemption under Regulation D, Rule 506 and Section 4(2) of the Securities Act of 1933, as amended.  No brokers or commissions were paid on the transaction.

ITEM 6.  SELECTED FINANCIAL DATA.

Since we are a “smaller reporting company,” as defined by SEC regulation, we are not required to provide the information required by this Item.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

The statements made below with respect to our outlook for fiscal 2010 and beyond represent “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 and are subject to a number of risks and uncertainties. These include, among other risks and uncertainties, whether we will be able to generate sufficient cash flow from our operations or other sources to fund our working capital needs, maintain existing relationships with our lender, successfully introduce and attain market acceptance of any new products, attract and retain qualified personnel both in our existing markets and in new territories in an extremely competitive environment, and potential obsolescence of our technologies.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. Except as otherwise required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in this report to reflect any change in our expectations or any change in events, conditions or circumstances on which any of our forward-looking statements are based.  We qualify all of our forward-looking statements by these cautionary statements.

Plan of Operation

The Company is seeking to acquire assets or shares of an entity actively engaged in business which generates revenues. The Company has no particular acquisitions in mind and has not entered into any negotiations regarding such an acquisition. None of the Company’s officers, directors, promoters or affiliates have engaged in any substantive contact or discussions with any representative of any other company regarding the possibility of an acquisition or merger between the Company and such other company as of the date of this annual report.  The Board of Directors intends to obtain certain assurances of value of the target entity’s assets prior to consummating such a transaction.  Any business combination or transaction will likely result in a significant issuance of shares and substantial dilution to present stockholders of the Company.

The Company’s current operating plan is to continue searching for potential businesses, products, technologies and companies for acquisition and to handle the administrative and reporting requirements of a public company.  To demonstrate our commitment to maintaining ethical reporting and business practices, we adopted a Code of Ethics and Business Conduct.

The Company has, and will continue to have, no capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the acquisition candidate will, however, incur significant legal and accounting costs in connection with the acquisition of a business opportunity, including the costs of preparing Form 8-K’s, 10-K’s, 10-Q’s, agreements and related reports and documents.

Liquidity and Capital Resources

The Company’s balance sheet as of September 30, 2011, reflects total assets of $208. As of September 30, 2011, our liabilities were $66,137 which included $8,320 in accounts payable, $15,000 convertible promissory note, and $42,817 payable to a shareholder.  We anticipate our expenses for the next twelve months will be approximately $20,000.  In the past we have relied on advances from our president to cover our operating costs.

We anticipate our expenses to be limited to accounting, auditing, legal and filing fees associated with continuing our reporting status with the Securities and Exchange Commission along with miscellaneous expenses related to our corporate existence.  We estimate our ongoing expenses to be $20,000 per year.  We do not have any commitments for capital expenditures nor do we anticipate entering any such commitments.  As of the date of this report we only have $208 in cash and believe we will need additional funds to cover our expenses for the next twelve months. Management anticipates that we will receive sufficient advances from our president to meet our needs through the next 12 months.  However, there can be no assurances to that effect.  Our need for capital may change dramatically if we acquire an interest in a business opportunity during that period.  At present, we have no understandings, commitments or agreements with respect to the acquisition of any business venture, and there can be no assurance that we will identify a business venture suitable for acquisition in the future.  Further, we cannot assure that we will be successful in consummating any acquisition on favorable terms or we will be able to profitably manage any business venture we acquire.  Should we require additional capital, we may seek additional advances from officers, sell common stock or find other forms of debt financing.

The Company has no other assets or line of credit, other than that which present management may agree to extend to or invest in the Company, nor does it expect to have one before a merger is effected.  The Company will carry out its business plan as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company  may eventually acquire.

Our current operating plan is to continue searching for potential businesses, products, technologies and companies for acquisition and to handle the administrative and reporting requirements of a public company.  To demonstrate our commitment to maintaining ethical reporting and business practices, we adopted a Code of Ethics and Business Conduct.

Results of Operations

Years Ended September 30, 2011 and 2010

We have $208 cash on hand and have experienced losses since inception.  We did not generate any revenues from operations during the years ended September 30, 2011 and 2010.  Expenses during the year ended September 30, 2011 were $34,024 with interest expense of $3,783 for a net loss of $37,807 compared to expenses of $19,550 with interest expense of $1,649, gain on forgiveness of debt of $2,353 and other income of $704 for a net loss of $18,846 for the year ended September 30, 2010.  Expenses for 2011 consisted entirely of general and administrative expenses.  These expenses were due to share-based compensation, professional, legal and accounting fees relating to our reporting requirements.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, results of operations or liquidity.

Need For Additional Financing

Based upon current management’s willingness to extend credit to the Company and/or invest in the Company until a business combination is completed, the Company believes that its existing capital will be sufficient to meet the Company’s cash needs required for the costs of compliance with the reporting requirements of the Securities Exchange Act of 1934, as amended, and for the costs of accomplishing its goal of completing a business combination, for an indefinite period of time. Accordingly, in the event the Company is able to complete a business combination during this period, it anticipates that its existing capital will be sufficient to allow it to accomplish the goal of completing a business combination. There is no assurance, however, that the available funds will ultimately prove to be adequate to allow it to complete a business combination, and once a business combination is completed, the Company’s needs for additional financing are likely to increase substantially.  In addition, as current management is under no obligation to continue to extend credit to the Company and/or invest in the Company, there is no assurance that such credit or investment will continue or that it will continue to be sufficient for future periods.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Since we have minimal assets and do not have any investments in eligible portfolio companies there is no quantitative information, as of the end of September 30, 2011, about market risk that has any impact on our present business. Once we begin making investments in eligible portfolio companies there will be market risk sensitive instruments and we will disclose the applicable market risk information at that time.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The required financial statements are included following the signature page of this Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company has had no disagreements with its certified public accountants with respect to accounting practices or procedures or financial disclosure.

ITEM 9A(T). CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our President, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  We believe our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

Management’s Annual Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, with the participation of the President, evaluated the effectiveness of the Company's internal control over financial reporting as of September 30, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on this evaluation, our management, with the participation of the President, concluded that, as of September 30, 2011, our internal control over financial reporting was not effective. The Company's material weaknesses in internal control are due to the lack of segregation of duties and the lack of accounting expertise in the supervision of the financial reporting process. However, the Company believes the costs of remediation outweigh the benefits given the limited operations of the company.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

ITEM 9B. OTHER INFORMATION

There are no further disclosures. All information that was required to be disclosed in a Form 8-K during the fourth quarter 2011 has been disclosed.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Identification of Directors and Executive Officers

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.

Name	Age	Position	Director or Officer Since
Burkeley J. Priest	38	Sole Officer and Director	May 2007

All officers hold their positions at the will of the Board of Directors.  All directors hold their positions for one year or until their successors are elected and qualified.

Set forth below is certain biographical information regarding the Company’s executive officer and director:

Burkeley J. Priest, 37 years old, the President and a director of SmartData, Inc., is also the Managing Member of Summit Sports, LLC., a Utah Limited Liability Company which operates an exclusive single line Honda Power House dealership in Park City, Utah with annual sales of over $4 million. Mr. Priest also was the founder of the Classic Motorcycles, Murray, Utah and Point Power Sports, Draper Utah. Mr. Priest attended the University of Utah from 1991 to 1995 with a focus on Economics.

The Company has no audit committee financial expert, as defined under Section 228.401, serving on its audit committee because it has no audit committee and is not required to have an audit committee because it is not a listed security as defined in Section 240.10A-3.

Term of Office

The term of office of the current directors shall continue until new directors are elected or appointed.

Involvement in Certain Legal Proceedings

During the past five years, no present or former director, person nominated to become a director, executive officer, promoter or control person of the Company:

(1) Was a general partner or executive officer of any business by or against which any bankruptcy  petition was filed, whether at the time of such filing or two years prior thereto;

(2) Was convicted in a criminal proceeding or named the subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated,  of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

(4) Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated,  of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity;

(5) Was found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Financial Expert

The Company has no audit committee financial expert, as defined under Section 228.401, serving on its audit committee because it has no audit committee and is not required to have an audit committee because it is not a listed security as defined in Section 240.10A-3.

Code of Ethics

The Company has adopted a code of ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller.  The Company will provide, at no cost, a copy of the Code of Ethics to any shareholder of the Company upon receiving a written request sent to the Company’s address shown on Page 1 of this report.

ITEM 11.  EXECUTIVE COMPENSATION

No current or prior officer or director has received any remuneration or compensation from the Company in the past three years, nor has any member of the Company’s management been granted any option or stock appreciation right. Accordingly, no tables relating to such items have been included within this Item. None of our employees are subject to a written employment agreement nor has any officer received a cash salary since our founding.

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal periods ended September 30, 2011, 2010 and 2009. Other than as set forth herein, no executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (4)	Option Awards ($) (4)	Non- Equity Incentive Plan Compen- sation ($)	Nonquali- fied Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)

Burkeley J. Priest, President	2011 2010 2009	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	1,000 1,000 100	1,000 1,000 100

Compensation of Directors

There are no agreements to compensate any of the directors for their services.

Our officers and directors are reimbursed for expenses incurred on our behalf.  Our officers and directors will not receive any finder’s fee as a result of their efforts to implement the business plan outlined herein.  However, our officers and directors anticipate receiving benefits as beneficial shareholders of our common stock.

We have not adopted any retirement, pension, profit sharing, stock option or insurance programs or other similar programs for the benefit of our employees.

Termination of Employment and Change of Control Arrangement

There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any former employees, officers or directors which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of such person’s employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person’s responsibilities following a change in control of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth as of December 23, 2011, the number and percentage of the 37,076,779 shares of outstanding common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock.  Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Title of	Name and Address of	Amount and Nature of
Class	Beneficial Owner	Beneficial Ownership	Percentage of Class

Common	Burkeley Priest (1)	14,238,000	38.40%
	P. O. Box 1593
	Moab, UT 84532

Common	Munson Family Limited	16,400,000	44.23%
	Partnership
	3374 Starview Dr.
	Bend, OR 97701

Total Officers and Directors		14,238,000	38.40%
As a Group (1 Person)

(1) Officer and/or director

There are no contracts or other arrangements that could result in a change of control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE.

Transactions with Management and Others

We utilize office space at the residence of our President to conduct our activities at no charge.

On September 10, 2010, the Company borrowed $10,000 under the terms of a convertible note now due September 10, 2012. At the holder’s option, the convertible note converts into 1,000,000 shares of restricted common shares of the Company.  The note is due and payable on September 10, 2012 and bears no interest. In May 2011, the Company borrowed a total of $5,000 under the terms of a convertible note due May 31, 2012.  At the holder’s option, the convertible note converts into 500,000 shares of restricted common shares of the Company.  The note is due and payable on May 31, 2012 and bears no interest.

Certain Business Relationships

Our policy is that a contract or transaction between the Company and another entity in which our director, has a financial interested is not necessarily void or voidable if the relationship or interest is disclosed or known to the board of directors and the stockholders are entitled to vote on the contract or transaction, or if it is fair and reasonable to our Company.

We utilize office space provided by our President at no cost to the Company.

Indebtedness of Management

None; not applicable.

Conflicts of Interest

None of our key personnel is required to commit full time to our affairs and, accordingly, these individuals may have conflicts of interest in allocating management time among their various business activities.  In the course of their other business activities, certain key personnel may become aware of investment and business opportunities which may be appropriate for presentation to us, as well as the other entities with which they are affiliated.  As such, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Each officer and director is, so long as he is an officer or director, subject to the restriction that all opportunities contemplated by our plan of operation that come to his attention, either in the performance of his duties or in any other manner, will be considered opportunities of, and be made available to us and the companies that he is affiliated with on an equal basis.  A breach of this requirement will be a breach of the fiduciary duties of the officer or director.  If we or the companies to which the officer or director is affiliated each desire to take advantage of an opportunity, then the applicable officer or director would abstain from negotiating and voting upon the opportunity.  However, the officer or director may still take advantage of opportunities if we should decline to do so.  Except as set forth above, we have not adopted any other conflict of interest policy in connection with these types of transactions

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of SmartData’s annual financial statements and review of financial statements included in SmartData’s 10-Q reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $8,930 for fiscal year ended 2011 and $12,720 for fiscal year ended 2010.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of SmartData’s financial statements that are not reported above were $0 for fiscal year ended 2011 and $0 for fiscal year ended 2010.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were $0 for fiscal year ended 2011 and $0 for fiscal year ended 2010.

All Other Fees

The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above were $0 for fiscal year ended 2011 and $0 for fiscal year ended 2010.

We do not have an audit committee currently serving and as a result our board of directors performs the duties of an audit committee.  Our board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.  We do not rely on pre-approval policies and procedures.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)

  Exhibits

The Company has adopted a code of ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller.  The Company will provide, at no cost, a copy of the Code of Ethics to any shareholder of the Company upon receiving a written request sent to the Company’s address shown on Page 1 of this report.

Exhibit #	Description	Location

Exhibit 3(i)	Articles of Incorporation	*

Exhibit 3(i)(a)	Amended Articles of Incorporation	*

Exhibit 3(ii)	Bylaws	*

Exhibit 31	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

Exhibit 32	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**	Attached

* Incorporated by reference. Filed as exhibit to 10SB12G filed November 11, 2008.

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

None.

(c)  Financial Statement Schedules

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMARTDATA CORPORATION

Date: January 6, 2012

/s/ Burkeley J. Priest

Burkeley J. Priest

Chief Executive Officer and

Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: January 6, 2012

/s/ Burkeley J. Priest

Burkeley J. Priest

Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

SmartData Corporation

We have audited the accompanying balance sheets of SmartData Corporation [a development stage company] as of September 30, 2011 and 2010, and the related statements of operations, stockholders' deficit, and cash flows for the years ended September 30, 2011 and 2010, and for the period from re-entering the development stage [October 1, 1991] through September 30, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SmartData Corporation, as of September 30, 2011 and 2010, and the results of their operations and their cash flows for the years ended September 30, 2011 and 2010, and for the period from re-entering the development stage [October 1, 1991] through September 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Mantyla McReynolds, LLC

Mantyla McReynolds LLC

Salt Lake City, Utah

January 6, 2012

SmartData Corporation

[A Development Stage Company]

Balance Sheets

September 30, 2011 and September 30, 2010

	September 30,	September 30,
Assets	2011	2010

Cash	$208	$40
Total Current Assets	208	40
Total Assets	$208	$40

Liabilities and Stockholders' Deficit

Liabilities
Current Liabilities
Accounts Payable	$8,320	$5,699
Convertible Promissory Note	15,000	10,000
Payable to Shareholder	42,817	26,835
Total Current Liabilities	66,137	42,534
Total Liabilities	66,137	42,534

Stockholders' Deficit
Common Stock, .001 par value, 100,000,000 shares authorized, and 37,076,779 and 35,976,781 shares issued and outstanding at Sept. 30, 2011 and 2010, respectively	37,077	35,977
Additional paid-in capital	209,607	196,335
Deficit Accumulated during Development stage	(312,613)	(274,806)
Total Stockholders' Deficit	(65,929)	(42,494)

Total Liabilities and Stockholders' Deficit	$208	$40

The accompanying notes are an integral part of these financial statements.

SmartData Corporation

[A Development Stage Company]

Statements of Operations

For the Years Ended September 30, 2011 and 2010, and

For the Period from re-entering the development stage [October 1, 1991]

to September 30, 2011

	2011	2010	For the Period from re-entering the development stage [October 1, 1991] to September 30, 2011

Revenues	$-	$-	$-
Operating Expenses
General and Administrative Expenses	34,024	19,550	309,534
Loss from Operations	(34,024)	(19,550)	(309,534)

Other Income/(Expense)
Gain on Forgiveness of Debt	-	2,353	2,353
Interest Expense	(3,783)	(1,649)	(5,432)
Total Other Income and Expense	(3,783)	704	(3,079)

Net Loss before income taxes	(37,807)	(18,846)	(312,613)

Provision for Income Taxes	-	-	-

Net Loss	$(37,807)	$(18,846)	$(312,613)

Net Loss per share - Basic and Diluted	$(0.01)	$(0.01)

Weighted Average of Common Shares Outstanding - Basic and Diluted	36,971,302	35,978,781

The accompanying notes are an integral part of these financial statements.

SmartData Corporation

[A Development Stage Company]

Statements of Stockholders’ Deficit

for the Period from re-entering the development stage [October 1, 1991] through September 30, 2011

	Common Stock		Capital in Excess of Par Value	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance October 1, 1991	4,213,781	$4,214	$(4,214)	$-	$-
Net operating losses for the years ended September 30, 1992 through 1999	-	-	-	-	-
Issuance of common capital stock for cash at $.10 - February 18, 2000	1,000,000	1,000	99,000	-	100,000
Net operating loss for the year ended September 30, 2001	-	-	-	(6,043)	(6,043)
Balance September 30, 2001	5,213,781	5,214	94,786	(6,043)	93,957
Issuance of common capital stock for cash at $.10 - September 10, 2002	1,000,000	1,000	99,000	-	100,000
Net operating loss for the year ended September 30, 2002	-	-	-	(11,957)	(11,957)
Balance September 30, 2002	6,213,781	6,214	193,786	(18,000)	182,000
Net operating loss for the year ended September 30, 2003	-	-	-	-	-
Balance September 30, 2003	6,213,781	6,214	193,786	(18,000)	182,000
Net operating loss for the year ended September 30, 2004	-	-	-	(182,000)	(182,000)
Balance September 30, 2004	6,213,781	6,214	193,786	(200,000)	-
Net operating loss for the year ended September 30, 2005	-	-	-	-	-
Balance September 30, 2005	6,213,781	6,214	193,786	(200,000)	-
Net operating loss for the year ended September 30, 2006	-	-	-	(938)	(938)
Balance September 30, 2006	6,213,781	6,214	193,786	(200,938)	(938)
Issuance of common capital stock for services valued at par - May 5, 2007	100,000	100	-	-	100
Net operating loss for the year ended September 30, 2007	-	-	-	(2,195)	(2,195)
Balance September 30, 2007	6,313,781	6,314	193,786	(203,133)	(3,033)
Issuance of common capital stock for services valued at par - January 18, 2008	10,000,000	10,000	-	-	10,000
Issuance of common capital stock for services valued at par - June 2, 2008	100,000	100	-	-	100
Issuance of common capital stock for conversion of debt valued at par - June 2, 2008	3,970,000	3,970	-	-	3,970
Issuance of common capital stock for services valued at par - August 15, 2008	150,000	150	-	-	150
Net operating loss for the year ended September 30, 2008	-	-	-	(22,048)	(22,048)
Balance September 30, 2008	20,533,781	20,534	193,786	(225,181)	(10,861)
Issuance of common capital stock for conversion of debt valued at par - December 22, 2008	4,493,000	4,493	-	-	4,493
Issuance of common capital stock for conversion of debt valued at par - January 5, 2009	10,750,000	10,750	-	-	10,750
Issuance of common capital stock for services valued at par - June 22, 2009	100,000	100	-	-	100
Net operating loss for the year ended September 30, 2009	-	-	-	(30,779)	(30,779)
Balance September 30, 2009	35,876,781	35,877	193,786	(255,960)	(26,297)
Net operating loss for the year ended September 30, 2010	-	-	-	(18,846)	(18,846)
Imputed Interest Expense for the year ended September 30, 2010	-	-	1,649	-	1,649
Issuance of common capital stock for services valued at $.01 – September 10, 2010	100,000	100	900	-	1,000
Balance September 30, 2010	35,976,781	35,977	196,335	(274,806)	(42,494)
Net operating loss for the year ended September 30, 2011	-	-	-	(37,807)	(37,807)
Imputed Interest Expense for the year ended September 30, 2011	-	-	3,372	-	3,372
Rounding	(2)	-	-	-	-
Issuance of common capital stock for services valued at $.01 – September 10, 2011	1,100,000	1,100	9,900	-	11,000
Balance September 30, 2011	37,076,779	$37,077	$209,607	$(312,613)	$(65,929)

The accompanying notes are an integral part of these financial statements.

SmartData Corporation

[A Development Stage Company]

Statements of Cash Flows

For the Years Ended September 30, 2011 and 2010, and

For the Period from re-entering the development stage [October 1, 1991]

to September 30, 2011

	2011	2010	For the Period from re-entering the development stage [October 1, 1991] to September 30, 2011
Cash Flows from Operating Activities
Net Income / (loss)	$(37,807)	$(18,846)	$(312,613)
Gain on Forgiveness of Debt	-	(2,353)	(2,353)
Non-cash interest expense	3,372	1,649	5,021
Adjustments to reconcile income (loss) from operations to net cash provided by operating activities:
Shares issued for Services	11,000	1,000	22,450
Increase/(Decrease) in Accounts Payable	2,620	(12,130)	10,672
Expenses Paid by Shareholder	15,983	20,570	61,881
Net Cash from Operating Activities	(4,832)	(10,110)	(214,942)

Cash Flows from Financing Activities
Issuance of Notes Payable	5,000	10,150	15,150
Issuance of Common Stock	-	-	200,000
Net Cash from Financing Activities	5,000	10,150	215,150

Net Increase (Decrease) in Cash	168	40	208

Beginning Cash Balance	40	-	-

Ending Cash Balance	$208	$40	$208

Supplemental Disclosure
Interest Paid	$-	$-	$-
Income Taxes Paid	$-	$-	$-

Non-Cash Transactions
Common Stock Issued for Debt	$-	$-	$19,213

The accompanying notes are an integral part of these financial statements.

SmartData Corporation

Notes to Financial Statements

September 30, 2011

NOTE 1 - ORGANIZATION

SmartData Corporation, (the "Company") was incorporated under the laws of the State of Nevada on October 15, 1987 with authorized common stock of 100,000,000 shares with a par value of $.001.

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

b. Provision for Taxes

The Company uses the asset and liability method of accounting for income taxes. At September 30, 2011, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of net operating loss carryforwards. As of September 30, 2011, the Company had no deferred taxes arising from temporary differences between income for financial reporting and income for tax purposes.

As of September 30, 2011, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of IRC §382, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

e. Shares Issued for Services

Share based payments are measured at fair value and recognized over the service period. For the years ended September 30, 2011 and 2010, the Company recognized $11,000 and $1,000, respectively, in expenses relating to the issuance of common shares for services performed on the Company’s behalf.

f. Basic Loss Per Common Share

Basic loss per common share has been calculated based on the weighted average number of shares outstanding. Basic loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share is computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method. During periods of net losses dilutive shares are not included, due to anti-dilutive results. As of September 30, 2011 and 2010, there were common share equivalents, attributable to convertible debt, of 5,781,700 and 3,683,500, respectively.

g. Impact of New Accounting Standards

From time to time, new accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date.  If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s financial statements upon adoption.

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

On August 26, 2011, 100,000 shares of SmartData, Inc.’s common stock were issued to Burkeley Priest as consideration for his services as the sole officer and director of the Company for the past year period beginning October 1, 2010. The Company recorded an expense of $1,000 for this transaction.

On August 26, 2011, 1,000,000 shares of SmartData, Inc.’s common stock were issued to Marcel Vifian as consideration for his consulting services for the past year period beginning October 1, 2010. The Company recorded an expense of $10,000 for this transaction.

NOTE 5 - INCOME TAXES

No provision has been made in the financial statements for income taxes because the Company has accumulated losses from operations since inception. Any deferred tax benefit arising from the operating loss carried forward is offset entirely by a valuation allowance since it is not currently estimable when and if the Company will have taxable income to take advantage of the losses. The valuation allowance has increased by $7,562 from $54,961, as of September 30, 2010.

Deferred Tax Asset	Balance	Tax	Rate
Federal loss carryforward (expires through 2031)	$312,613	$46,892	15%
State loss carryforward (expires through 2026)	$312,613	$15,631	5%
Valuation allowance	-	$(62,523)	-
Deferred tax asset	-	$-	-

Reported income tax expense is reconciled to the amount computed on the basis of income before income taxes at the statutory rate as follows:

	For the years ended September 30,
	2011	2010
Statutory Benefit (Expense)	(20%)	(20%)
Increase in Valuation Allowance	20%	20%
Reported provision for Income Taxes	-	-

We have no liabilities for unrecognized tax benefits and, as such, we have recorded no additional interest or penalties.

Our policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense. For the years ended September 30, 2011 and 2010, we did not recognize any interest or penalties in our Statement of Operations, nor did we have any interest or penalties accrued in our Balance Sheet at September 30, 2011 and 2010 relating to unrecognized benefits.

The tax years 2007-2011 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which we are subject.

NOTE 6 – PAYABLE TO SHAREHOLDER

From October 1, 2009 through September 30, 2011, the Company received $42,817 in advances from certain officers of the Company under convertible promissory notes. The nature of the advances consists of the officers covering the cost of required corporate expenses. The notes bear no interest and are convertible into shares of the Company’s common stock at a rate of $0.01 per share. Management evaluated the convertible notes and determined that there is no embedded derivative of the conversion feature of the note. Management evaluated the convertible notes payable and determined that there was no intrinsic value of the conversion option due to the fact that the debt is not convertible at a discount to the market value of the stock. Although the notes bear no interest, the Company imputed interest at a rate of 8% and recognized $3,373 and$1,649 in interest expense for the periods September 30, 2011 and September 30, 2010, respectfully, with an increase to additional paid in capital for the same amount.

NOTE 7 – NON-RELATED PARTY CONVERTIBLE PROMISSORY NOTES

On September 10, 2010, the Company borrowed $10,000 under the terms of a convertible note now due September 10, 2012. At the holder’s option, the convertible note converts into 1,000,000 shares of restricted common shares of the Company.  The note is due and payable on September 10, 2012 and bears no interest. In May 2011, the Company borrowed a total of $5,000 under the terms of a convertible note due May 31, 2012.  At the holder’s option, the convertible note converts into 500,000 shares of restricted common shares of the Company.  The note is due and payable on May 31, 2012 and bears no interest. Management evaluated the convertible notes and determined that there is no embedded derivative of the conversion feature of the note. Management evaluated the convertible notes payable and determined that there was no intrinsic value of the conversion option due to the fact that the debt is not convertible at a discount to the market value of the stock.