Form 10-Q
period 2012-03-31
SMARTDATA CORP
filed 2012-05-21
CIK 827876

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

________________________PO BOX 573633, Murray, Utah 84157__________________________

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2012 and 2011 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2011 audited financial statements. The results of operations for the period ended March 31, 2012 are not necessarily indicative of the operating results for the full year.

Smartdata Corporation

[A Development Stage Company]

UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2012

Smartdata Corporation

[A Development Stage Company]

CONTENTS

PAGE

Condensed Balance Sheets, March 31, 2012 and September 30, 2011 (Unaudited)	5

Unaudited Condensed Statements of Operations, for the six months ended March 31, 2012, and 2011, and for the period from Re-entering the Development Stage [October 1, 1991] through March 31, 2012	6

Unaudited Condensed Statements of Operations, for the three months ended March 31, 2012, and 2011	7

Unaudited Condensed Statements of Cash Flows, for the six months ended March 31, 2012, and 2011, and for the period from Re-entering the Development Stage [October 1, 1991] through March 31, 2012	8

Notes to Unaudited Condensed Financial Statements	9

Smartdata Corporation

[A Development Stage Company]

CONDENSED BALANCE SHEETS

As of March 31, 2012 and September 30, 2011

(Unaudited

Assets	March 31, 2012	September 30, 2011

Cash	$98	$208
Total Current Assets	98	208
Total Assets	$98	$208

Liabilities and Stockholders' Deficit

Liabilities
Current Liabilities
Accounts Payable	$4,906	$8,320
Convertible Promissory Note	16,000	15,000
Payable to Shareholder	52,818	42,817
Total Current Liabilities	73,724	66,137
Total Liabilities	73,724	66,137

Stockholders' Deficit
Common Stock - 100,000,000 shares authorized having a par value of $0.001 per share; 37,076,779 shares issued and outstanding, as of March 31, 2012 and September 30, 2011; respectively	37,077	37,077
Capital in Excess of par value	212,130	209,607
Deficit accumulated during the development stage	(322,833)	(312,613)
Total Stockholders' Deficit	(73,626)	(65,929)
Total Liabilities and Stockholders' Deficit	$98	$208

The accompanying notes are an integral part of these unaudited condensed financial statements.

Smartdata Corporation

[A Development Stage Company]

Unaudited Condensed Statements of Operations

For the Six-Month Periods Ended March 31, 2012 and 2011 and

for the Period from Re-entering the Development Stage [October 1, 1991] through March 31, 2012

	For the Six Months Ended		For the Period from re-entering the development stage [October 1, 1991]
	March 31,	March 31,	Through Mar. 31,
	2012	2011	2012
Revenues	$-	$-	$-
Operating Expenses	-	-	-
General and Administrative Expenses	7,547	2,469	317,081
Loss from Operations	(7,547)	(2,469)	(317,081)

Other Income (Expense)
Gain on Forgiveness of Debt	-	-	2,353
Interest Expense	(2,673)	(1,685)	(8,105)
Total Other Income (Expense)	(2,673)	(1,685)	(5,752)

Net Loss before income taxes	(10,220)	(4,154)	(322,833)
Income Taxes	-	-

Net Loss	$(10,220)	$(4,154)	$(322,833)

Basic and Diluted Loss per share	$(.01)	$(.01)

Weighted average number of common shares outstanding basic and diluted	37,076,779	35,976,781

The accompanying notes are an integral part of these unaudited condensed financial statements.

Smartdata Corporation

[A Development Stage Company]

Unaudited Condensed Statements of Operations

For the Three-Month Periods Ended March 31, 2012 and 2011

	For the Three Months Ended
	March 31,	March 31,
	2012	2011
Revenues	$-	$-
Operating Expenses
General and Administrative Expenses	2,736	1,810
Loss from Operations	(2,736)	(1,810)

Other Income (Expense)
Interest Expense	(1,353)	(937)
Total Other Income (Expense)	(1,353)	(937)

Net Loss before income taxes	(4,089)	(2,747)
Income Taxes	-	-

Net Loss	$(4,089)	$(2,747)

Basic and Diluted Loss per share	$(.01)	$(.01)

Basic and diluted weighted average number of common shares outstanding	37,076,779	35,976,781

The accompanying notes are an integral part of these unaudited condensed financial statements.

Smartdata Corporation

[A Development Stage Company]

Unaudited Condensed Statements of Cash Flows

For the Six-Month Periods Ended March 31, 2012 and 2011 and

for the Period from Re-entering the Development Stage [October 1, 1991] through March 31, 2012

	For the Six Months Ended		From Re-entering the Development Stage [October 1, 1991] through
	March 31,	March 31,	March 31,
	2012	2011	2012
Cash Flows From Operating Activities
Net Loss	$(10,220)	$(4,154)	$(322,833)
Adjustments to reconcile Net Loss to net cash used by operating activities
Gain on forgiveness of debt	-	-	(2,353)
Non-cash interest expense	2,523	1,492	7,544
Shares issued for services	-	-	22,450
Changes in assets and liabilities	-	-	-
Increase (decrease) in accounts payable	(3,413)	2,042	7,259
Increase in debt - Related Party	10,000	900	71,881
Net Cash From Operating Activities	(1,110)	280	(216,052)

Cash Flows From Investing Activities
Net Cash From Investing Activities	-	-	-

Cash Flows From Financing Activities
Issuance of Notes Payable	1,000	-	16,150
Proceeds from issuances of common stock	-	-	200,000
Net Cash From Financing Activities	1,000	-	216,150

Net Increase (Decrease) in Cash	(110)	280	98

Beginning Cash Balance	208	40	-

Ending Cash Balance	$98	$320	$98

Supplemental Disclosures
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities:

Common Stock issued for Debt	$-	$-	$19,213

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

NOTE 3 - NOTES PAYABLE – RELATED PARTY

Through March 31, 2012, the Company had received $52,818 in advances from certain officers of the Company under promissory notes. A balance of $52,818 is still outstanding on these notes. The notes bear no interest and are payable on demand. Although the notes bear no interest, the Company imputed interest at a rate of 8% and during the six month period ended March 31, 2012 recognized $2,673 in interest expense with an increase to additional paid in capital for the same amount.

NOTE 4 - NEW ACCOUNTING STANDARDS

The Company has reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operation, financial position or cash flows.  Based on that review, the Company believes that none of these pronouncements will have a significant effect on its financial statements.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company remains in the development stage and has experienced no significant change in liquidity or capital resources or stockholders' equity since inception. The Company's balance sheet as of March 31, 2012, reflects a total asset value of $98. The Company has little cash or line of credit, other than that which present management may agree to extend to or invest in the Company, nor does it expect to have one before a merger is effected. The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

RESULTS OF OPERATIONS

We had no operations during the quarterly period ended March 31, 2012, nor do we have operations as of the date of this filing. General and administrative expenses for the six month period ended March 31, 2012 were $7,547 compared to $2,469 for the March 31, 2011 period. General and administrative expenses for the six months ended March 31, 2012, were comprised mainly of accounting and stock transfer fees. For the six month period ended March 31, 2012 we had a net loss of $10,220 compared to a net loss of $4,154 in the March 31, 2011 period. The increase in expense was due to the delay in the preparation of 10-K and 10-Q reports during the prior period period.

General and administrative expenses for the three month period ended March 31, 2012 were $2,736 compared to $1,810 for the March 31, 2011 period. General and administrative expenses for the three months ended March 31, 2012, were comprised mainly of accounting and stock transfer fees. For the three month period ended March 31, 2012 we had a net loss of $4,089 compared to a net loss of $2,747 in the March 31, 2011 period. The decrease in expense was due to the delay in the preparation of 10-K and 10-Q reports during the prior year.

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

Date: May 21, 2012

By: /s/ Burkeley Priest

Burkeley Priest, President, CEO and CFO