Form 10-Q
period 2012-06-30
SMARTDATA CORP
filed 2012-08-20
CIK 827876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

   X  . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2012.

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

Yes      . No      .

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 8, 2012: 37,076,779

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2012 and 2011 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2011 audited financial statements. The results of operations for the period ended June 30, 2012 are not necessarily indicative of the operating results for the full year.

Smartdata Corporation

[A Development Stage Company]

UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2012

Smartdata Corporation

[A Development Stage Company]

CONTENTS

PAGE

Condensed Balance Sheets, June 30, 2012 and September 30, 2011 (Unaudited)	5

Condensed Statements of Operations, for the nine months ended June 30, 2012, and 2011, and for the period from Re-entering the Development Stage [October 1, 1991] through June 30, 2012 (Unaudited)	6

Condensed Statements of Operations, for the three months ended June 30, 2012, and 2011 (Unaudited)	7

Condensed Statements of Cash Flows, for nine months ended June 30, 2012, and 2011, and for the period from Re-entering the Development Stage [October 1, 1991] through June 30, 2012 (Unaudited)	8

Notes to Unaudited Condensed Financial Statements	9

Smartdata Corporation

[A Development Stage Company]

CONDENSED BALANCE SHEETS

As of June 30, 2012 and September 30, 2011

(Unaudited)

Assets	June 30, 2012	September 30, 2011

Cash	$567	$208
Total Current Assets	567	208
Total Assets	$567	$208

Liabilities and Stockholders' Deficit

Liabilities
Current Liabilities
Accounts Payable	$4,440	$8,320
Convertible Promissory Note	16,000	15,000
Payable to Shareholder	56,819	42,817
Total Current Liabilities	77,259	66,137
Total Liabilities	77,259	66,137

Stockholders' Deficit
Common Stock - 100,000,000 shares authorized having a par value of $0.001 per share; 37,076,779 shares issued and outstanding, as of June 30, 2012 and September 30, 2011; respectively	37,077	37,077
Capital in Excess of par value	213,552	209,607
Deficit accumulated during the development stage	(327,321)	(312,613)
Total Stockholders' Deficit	(76,692)	(65,929)
Total Liabilities and Stockholders' Deficit	$567	$208

The accompanying notes are an integral part of these unaudited condensed financial statements.

Smartdata Corporation

[A Development Stage Company]

Condensed Statements of Operations

For the Nine-Month Periods Ended June 30, 2012 and 2011 and

for the Period from Re-entering the Development Stage [October 1, 1991] through June 30, 2012

 (Unaudited)

	For the Nine Months Ended		For the Period from re-entering the development stage [October 1, 1991]
	June 30,	June 30,	Through June 30,
	2012	2011	2012
Revenues	$-	$-	$-
Operating Expenses
General and Administrative Expenses	10,613	11,531	320,147
Loss from Operations	(10,613)	(11,531)	(320,147)

Other Income (Expense)
Gain on Forgiveness of Debt	-	-	2,353
Interest Expense	(4,095)	(2,642)	(9,527)
Total Other Income (Expense)	(4,095)	(2,642)	(7,174)

Net Loss before income taxes	(14,708)	(14,173)	(327,321)
Income Taxes	-	-	-

Net Loss	$(14,708)	$(14,173)	$(327,321)

Basic and Diluted Loss per share	$(.01)	$(.01)

Weighted average number
of common shares outstanding	37,076,779	35,976,781

The accompanying notes are an integral part of these unaudited condensed financial statements.

Smartdata Corporation

[A Development Stage Company]

Condensed Statements of Operations

For the Three-Month Periods Ended June 30, 2012 and 2011

 (Unaudited)

	For the Three Months Ended
	June 30,	June 30,
	2012	2011
Revenues	$-	$-
Operating Expenses
General and Administrative Expenses	3,065	9,061
Loss from Operations	(3,065)	(9,061)

Other Income (Expense)
Gain on Forgiveness of Debt	-	-
Interest Expense	(1,422)	(957)
Total Other Income (Expense)	(1,422)	(957)

Net Loss before income taxes	(4,487)	(10,018)
Income Taxes	-	-

Net Loss	$(4,487)	$(10,018)

Basic and Diluted Loss per share	$(.01)	$(.01)

Basic and diluted weighted average number
of common shares outstanding	37,076,779	35,976,781

The accompanying notes are an integral part of these unaudited condensed financial statements.

Smartdata Corporation

[A Development Stage Company]

Condensed Statements of Cash Flows

For the Nine-Month Periods Ended June 30, 2012 and 2011 and

for the Period from Re-entering the Development Stage [October 1, 1991] through June 30, 2012

(Unaudited)

	For the Nine Months Ended		From Re-entering the Development Stage [October 1, 1991] through
	June 30,	June 30,	June 30,
	2012	2011	2012
Cash Flows From Operating Activities
Net Loss	$(14,708)	$(14,173)	$(327,321)
Adjustments to reconcile Net Loss
To net cash used by operating activities
Gain on forgiveness of debt	-	-	(2,353)
Non-cash interest expense	3,945	2,294	8,966
Shares issued for services	-	-	22,450
Changes in assets and liabilities
Increase (decrease) in accounts payable	(3,878)	1,079	6,794
Increase in debt - Related Party	14,000	6,483	75,881
Net Cash From Operating Activities	(641)	(4,317)	(215,583)

Cash Flows From Investing Activities
Net Cash From Investing Activities	-	-	-

Cash Flows From Financing Activities
Issuance of Notes Payable	1,000	5,000	16,150
Proceeds from issuances of common stock	-	-	200,000
Net Cash From Financing Activities	1,000	5,000	216,150

Net Increase in Cash	359	683	567

Beginning Cash Balance	208	40	-

Ending Cash Balance	$567	$723	$567

Supplemental Disclosures
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities:

Common Stock issued for Debt	$-	$-	$19,213

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

NOTE 3 - NOTES PAYABLE – RELATED PARTY

Through June 30, 2012, the Company had received $56,819 in advances from certain officers of the Company under promissory notes. A balance of $56,819 is still outstanding on these notes. The notes bear no interest and are payable on demand. Although the notes bear no interest, the Company imputed interest at a rate of 8% and during the nine month period ended June 30, 2012 recognized $4,095 in interest expense with an increase to additional paid in capital for the same amount.

NOTE 4 - NEW ACCOUNTING STANDARDS

From time to time, new accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date.  If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s consolidated financial statements upon adoption.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company remains in the development stage and has experienced no significant change in liquidity or capital resources or stockholders' equity since inception. The Company's balance sheet as of June 30, 2012, reflects a total asset value of $567. The Company has little cash and no line of credit, other than that which present management may agree to extend to or invest in the Company, nor does it expect to have one before a merger is effected. The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

RESULTS OF OPERATIONS

We had no operations during the quarterly period ended June 30, 2012, nor do we have operations as of the date of this filing. General and administrative expenses for the nine month period ended June 30, 2012 were $10,613 compared to $11,531 for the June 30, 2011 period. General and administrative expenses for the nine months ended June 30, 2012, were comprised mainly of accounting and stock transfer fees. For the nine month period ended June 30, 2012 we had a net loss of $14,708 compared to a net loss of $14,173 in the June 30, 2011 period. The decrease in expense was due to a decrease in accounting fees.

General and administrative expenses for the three month period ended June 30, 2012 were $3,065 compared to $9,061 for the June 30, 2011 period. General and administrative expenses for the three months ended June 30, 2012, were comprised mainly of accounting and stock transfer fees. For the three month period ended June 30, 2012 we had a net loss of $4,487 compared to a net loss of $10,018 in the June 30, 2011 period. The decrease in expense was due to the delay in the preparation of 10-K and 10-Q reports during the prior year.

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

Date: August 20 , 2012

By: /s/ Burkeley Priest

Burkeley Priest, President, CEO and CFO