Form 10-K
period 2012-09-30
SMARTDATA CORP
filed 2012-12-28
CIK 827876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

  X . ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2012

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

Yes  X . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  X . No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    X .

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

Yes  X . No      .

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  Our common stock is not traded on any market or listed on any exchange.  There was not an active market and no trading volume during fiscal 2011 and there has been no trading volume in 2012, therefore the aggregate market value of the issuer’s common stock held by non-affiliates at December 19, 2012 is deemed to be $-0-.

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

Yes      . No      .

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of December 19, 2012
Common Stock, $.001 par value	37,076,799

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

ITEM 4.  MINING DISCLOSURES.

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is listed on the Over the Counter Bulletin Board (“OTCBB”), under the symbol “SMDT".  There was not an active market and no trading volume during fiscal 2011 and there has been no trading volume in 2012.

	CLOSING BID		CLOSING ASK

2011	High	Low	High	Low

October 3 thru December 30	NONE	NONE	NONE	NONE

2012

January 3 thru March 30	NONE	NONE	NONE	NONE

April 2 thru June 29	NONE	NONE	NONE	NONE

July 2 thru September 28.025		.02	NONE	NONE

The above quotations, as provided by OTC Markets Group, Inc., represent prices between dealers and do not include retail markup, markdown or commission.  In addition, these quotations do not represent actual transactions.

Holders

As of December 19, 2012, there were approximately 93 shareholders of record holding 37,076,779 shares of common stock.  This number does not include an indeterminate number of stockholders whose shares are held by brokers in street name. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales or Purchases of Unregistered Securities

On August 26, 2011, we issued 100,000 shares of our common stock to Burkeley J. Priest, our officer and director as consideration for his services as the sole officer and director of the Company.  Also on August 26, 2011, we issued 1,000,000 shares of our common stock to Marcel Vifian as consideration for his consulting services and a loan to the Company.  The shares were sold in a private transaction, not involving any public offering without registration and pursuant to an exemption under Regulation D, Rule 506 and Section 4(2) of the Securities Act of 1933, as amended.  No brokers or commissions were paid on the transaction.

ITEM 6.  SELECTED FINANCIAL DATA.

Since we are a “smaller reporting company,” as defined by SEC regulation, we are not required to provide the information required by this Item.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

The statements made below with respect to our outlook for fiscal 2012 and beyond represent “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 and are subject to a number of risks and uncertainties. These include, among other risks and uncertainties, whether we will be able to generate sufficient cash flow from our operations or other sources to fund our working capital needs, maintain existing relationships with our lender, successfully introduce and attain market acceptance of any new products, attract and retain qualified personnel both in our existing markets and in new territories in an extremely competitive environment, and potential obsolescence of our technologies.

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

Plan of Operation

The Company is seeking to acquire assets or shares of an entity actively engaged in business which generates revenues. The Company has no particular acquisitions in mind and has not entered into any negotiations regarding such an acquisition. None of the Company’s officers, directors, promoters or affiliates have engaged in any binding contact with any representative of any other company regarding the possibility of an acquisition or merger between the Company and such other company as of the date of this annual report.  The Board of Directors intends to obtain certain assurances of value of the target entity’s assets prior to consummating such a transaction.  Any business combination or transaction will likely result in a significant issuance of shares and substantial dilution to present stockholders of the Company.

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

Liquidity and Capital Resources

The Company’s balance sheet as of September 30, 2012, reflects total assets of $1,822. As of September 30, 2012, our liabilities were $82,075 which included $4,757 in accounts payable, $16,000 convertible promissory note, and $61,318 payable to a shareholder.  We anticipate our expenses for the next twelve months will be approximately $20,000.  In the past we have relied on advances from our president to cover our operating costs.

We anticipate our expenses to be limited to accounting, auditing, legal and filing fees associated with continuing our reporting status with the Securities and Exchange Commission along with miscellaneous expenses related to our corporate existence.  We estimate our ongoing expenses to be $20,000 per year.  We do not have any commitments for capital expenditures nor do we anticipate entering any such commitments.  As of the date of this report we only have $413 in cash and believe we will need additional funds to cover our expenses for the next twelve months. Management anticipates that we will receive sufficient advances from our president to meet our needs through the next 12 months.  However, there can be no assurances to that effect.  Our need for capital may change dramatically if we acquire an interest in a business opportunity during that period.  At present, we have no binding understandings, commitments or agreements with respect to the acquisition of any business venture, and there can be no assurance that we will identify a business venture suitable for acquisition in the future.  Further, we cannot assure that we will be successful in consummating any acquisition on favorable terms or we will be able to profitably manage any business venture we acquire.  Should we require additional capital, we may seek additional advances from officers, sell common stock or find other forms of debt financing.

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

Results of Operations

Years Ended September 30, 2012 and 2011

We have $413 cash on hand and have experienced losses since inception.  We did not generate any revenues from operations during the years ended September 30, 2012 and 2011.  Expenses during the year ended September 30, 2012 were $14,175 with interest expense of $5,570 for a net loss of $19,745 compared to expenses of $34,024 with interest expense of $3,783, for a net loss of $37,807 for the year ended September 30, 2011.  Expenses for 2012 consisted entirely of general and administrative expenses.  These expenses were due to professional, legal and accounting fees relating to our reporting requirements.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Since we have no assets and do not have any investments in eligible portfolio companies there is no quantitative information, as of the end of September 30, 2012, about market risk that has any impact on our present business. Once we begin making investments in eligible portfolio companies there will be market risk sensitive instruments and we will disclose the applicable market risk information at that time

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The required financial statements are included following the signature page of this Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company has had no disagreements with its certified public accountants with respect to accounting practices or procedures or financial disclosure.

ITEM 9A. CONTROLS AND PROCEDURES.

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

Our management, with the participation of the President, evaluated the effectiveness of the Company’s internal control over financial reporting as of September 30, 2012.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on this evaluation, our management, with the participation of the President, concluded that, as of September 30, 2012, our internal control over financial reporting was effective.

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

ITEM 9B. OTHER INFORMATION

There are no further disclosures. All information that was required to be disclosed in a Form 8-K during the fourth quarter 2012 has been disclosed.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Identification of Directors and Executive Officers

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.

Name	Age	Position	Director or Officer Since

Burkeley J. Priest	39	Sole Officer and Director	May 2007

All officers hold their positions at the will of the Board of Directors.  All directors hold their positions for one year or until their successors are elected and qualified.

Set forth below is certain biographical information regarding the Company’s executive officer and director:

Burkeley J. Priest, 39 years old, the President and a director of SmartData, Inc., was the Managing Member of Summit Sports, LLC., a Utah Limited Liability Company which operates an exclusive single line Honda Power House dealership in Park City, Utah with annual sales of $4 million plus from 2002 until 2007.  Since April of 2007 to the present, Mr. Priest is involved in property management through Preston Properties, LLC of which he is the Managing Member.  Mr. Priest attended the University of Utah from 1991 to 1995 with a focus on Economics.

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

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal periods ended September 30, 2012, 2011 and 2010. Other than as set forth herein, no executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (4)	Option Awards ($) (4)	Non- Equity Incentive Plan Compen- sation ($)	Nonquali- fied Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)

Burkeley J. Priest, President	2012 2011 2010	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- 1,000 1,000	-0- 1,000 1,000

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth as of December 19, 2012, the number and percentage of the 37,076,779 shares of outstanding common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock.  Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Title of	Name and Address of	Amount and Nature of
Class	Beneficial Owner	Beneficial Ownership	Percentage of Class

Common	Burkeley Priest (1)	14,238,000	38.40%
	P. O. Box 1593
	Moab, UT 84532

Common	Munson Family Limited	16,975,000	45.78%
	Partnership
	3374 Starview Dr.
	Bend, OR 97701

Total Officers and Directors		14,238,000	38.40%
As a Group (1 Person)

(1) Officer and/or director

There are no contracts or other arrangements that could result in a change of control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE.

Transactions with Management and Others

We utilize office space at the residence of our President to conduct our activities at no charge.

From October 1, 2009 through September 30, 2012, the Company received $61,318 in advances from the officer of the Company under convertible promissory notes.  The notes bear no interest and are convertible into shares of the Company’s common stock at a rate of $0.001 per share.  Although the notes bear no interest, the Company imputed interest at a rate of 8% and recognized $5,421 and $3,372 in interest expense for the periods September 30, 2012 and September 30, 2011 respectively.

On September 10, 2010, the Company borrowed $10,000 under the terms of a convertible note which is payable on demand and bears no interest. At the holder’s option, the convertible note converts into 1,000,000 shares of restricted common shares of the Company.  In May 2011, the Company borrowed a total of $5,000 under the terms of a convertible note which is payable on demand and bears no interest.  At the holder’s option, the convertible note converts into 500,000 shares of restricted common shares of the Company.  During the year ended September 30, 2012, the Company borrowed an additional $1,000 with these same terms.

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

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of SmartData’s annual financial statements and review of financial statements included in SmartData’s 10-Q reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $6,000 for fiscal year ended 2012 and $8,930 for fiscal year ended 2011.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of SmartData’s financial statements that are not reported above were $0 for fiscal year ended 2012 and $0 for fiscal year ended 2011.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were $0 for fiscal year ended 2012 and $0 for fiscal year ended 2011.

All Other Fees

The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above were $0 for fiscal year ended 2012 and $0 for fiscal year ended 2011.

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

Exhibit #	Description	Location

Exhibit 3(i)	Articles of Incorporation*

Exhibit 3(i)(a)	Amended Articles of Incorporation*

Exhibit 3(ii)	Bylaws*

Exhibit 31	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

Exhibit 32	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**	Attached

101.INS	XBRL Instance Document***	Attached

101.SCH	XBRL Taxonomy Extension Schema Document***	Attached

101.CAL	XBRL Taxonomy Calculation Linkbase Document***	Attached

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document***	Attached

101.LAB	XBRL Taxonomy Label Linkbase Document***	Attached

101.PRE	XBRL Taxonomy Presentation Linkbase Document***	Attached

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

***

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, or deemed “furnished” and not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

(b)  Reports on Form 8-K

None.

(c)  Financial Statement Schedules

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMARTDATA CORPORATION

Date: December 28, 2012

/s/ Burkeley J. Priest

Burkeley J. Priest

Chief Executive Officer and

Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 28, 2012

/s/ Burkeley J. Priest

Burkeley J. Priest

Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

SmartData Corporation

We have audited the accompanying balance sheets of SmartData Corporation [a development stage company] as of September 30, 2012 and 2011, and the related statements of operations, stockholders' deficit, and cash flows for the years ended September 30, 2012 and 2011, and for the period from re-entering the development stage [October 1, 1991] through September 30, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SmartData Corporation, as of September 30, 2012 and 2011, and the results of their operations and their cash flows for the years ended September 30, 2012 and 2011, and for the period from re-entering the development stage [October 1, 1991] through September 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Mantyla McReynolds, LLC

Mantyla McReynolds LLC

Salt Lake City, Utah

December 28, 2012

SmartData Corporation

[A Development Stage Company]

Balance Sheets

September 30, 2012 and September 30, 2011

	September 30,	September 30,
Assets	2012	2011

Cash	$413	$208
Prepaid Expenses	1,409	-
Total Current Assets	1,822	208
Total Assets	$1,822	$208

Liabilities and Stockholders' Deficit

Liabilities
Current Liabilities
Accounts Payable	$4,757	$8,320
Convertible Promissory Note – Related Party	16,000	15,000
Payable to Shareholder	61,318	42,817
Total Current Liabilities	82,075	66,137
Total Liabilities	82,075	66,137

Stockholders' Deficit
Common Stock, $.001 par value, 100,000,000 shares authorized, and 37,076,779 shares issued and outstanding at Sept. 30, 2012 and 2011, respectively

	37,077	37,077
Additional paid-in capital	215,028	209,607
Deficit Accumulated during Development stage	(332,358)	(312,613)
Total Stockholders' Deficit	(80,253)	(65,929)

Total Liabilities and Stockholders' Deficit	$1,822	$208

The accompanying notes are an integral part of these financial statements.

SmartData Corporation

[A Development Stage Company]

Statements of Operations

For the Years Ended September 30, 2012 and 2011, and

for the Period from re-entering the development stage [October 1, 1991]

to September 30, 2012

	2012	2011	For the Period from re-entering the development stage [October 1, 1991] to September 30, 2012

Revenues	$-	$-	$-
Operating Expenses
General and Administrative Expenses	14,175	34,024	323,709
Loss from Operations	(14,175)	(34,024)	(323,709)

Other Income/(Expense)
Gain on Forgiveness of Debt	-	-	2,353
Interest Expense	(5,570)	(3,783)	(11,002)
Total Other Income and Expense	(5,570)	(3,783)	(8,649)

Net Loss before income taxes	(19,745)	(37,807)	(332,358)

Provision for Income Taxes	-	-	-

Net Loss	$(19,745)	$(37,807)	$(332,358)

Net Loss per share - Basic and Diluted	$(0.01)	$(0.01)

Weighted Average of
Common Shares Outstanding - Basic and Diluted	37,076,779	36,971,302

The accompanying notes are an integral part of these financial statements.

SmartData Corporation

[A Development Stage Company]

Statements of Stockholders’ Deficit

for the Period from re-entering the development stage [October 1, 1991] through September 30, 2012

	Common Stock		Capital in Excess of Par Value	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount

Balance October 1, 1991	4,213,781	$4,214	$(4,214)	$-	$-
Net losses for the years ended September 30, 1992 through 1999	-	-	-	-	-
Issuance of common capital stock for cash at $.10 - February 18, 2000	1,000,000	1,000	99,000	-	100,000
Net loss for the year ended September 30, 2001	-	-	-	(6,043)	(6,043)
Balance September 30, 2001	5,213,781	5,214	94,786	(6,043)	93,957
Issuance of common capital stock for cash at $.10 - September 10, 2002	1,000,000	1,000	99,000	-	100,000
Net loss for the year ended September 30, 2002	-	-	-	(11,957)	(11,957)
Balance September 30, 2002	6,213,781	6,214	193,786	(18,000)	182,000
Net loss for the year ended September 30, 2003	-	-	-	-	-
Balance September 30, 2003	6,213,781	6,214	193,786	(18,000)	182,000
Net loss for the year ended September 30, 2004	-	-	-	(182,000)	(182,000)
Balance September 30, 2004	6,213,781	6,214	193,786	(200,000)	-
Net loss for the year ended September 30, 2005	-	-	-	-	-
Balance September 30, 2005	6,213,781	6,214	193,786	(200,000)	-
Net loss for the year ended September 30, 2006	-	-	-	(938)	(938)
Balance September 30, 2006	6,213,781	6,214	193,786	(200,938)	(938)
Issuance of common capital stock for services valued at par - May 5, 2007	100,000	100	-	-	100
Net loss for the year ended September 30, 2007	-	-	-	(2,195)	(2,195)
Balance September 30, 2007	6,313,781	6,314	193,786	(203,133)	(3,033)
Issuance of common capital stock for services valued at par - January 18, 2008	10,000,000	10,000	-	-	10,000
Issuance of common capital stock for services valued at par - June 2, 2008	100,000	100	-	-	100
Issuance of common capital stock for conversion of debt valued at par - June 2, 2008	3,970,000	3,970	-	-	3,970
Issuance of common capital stock for services valued at par - August 15, 2008	150,000	150	-	-	150
Net loss for the year ended September 30, 2008	-	-	-	(22,048)	(22,048)
Balance September 30, 2008	20,533,781	20,534	193,786	(225,181)	(10,861)
Issuance of common capital stock for conversion of debt valued at par - December 22, 2008	4,493,000	4,493	-	-	4,493
Issuance of common capital stock for conversion of debt valued at par - January 5, 2009	10,750,000	10,750	-	-	10,750
Issuance of common capital stock for services valued at par - June 22, 2009	100,000	100	-	-	100
Net loss for the year ended September 30, 2009	-	-	-	(30,779)	(30,779)
Balance September 30, 2009	35,876,781	35,877	193,786	(255,960)	(26,297)
Net loss for the year ended September 30, 2010	-	-	-	(18,846)	(18,846)
Imputed Interest Expense for the year ended September 30, 2010	-	-	1,649	-	1,649
Issuance of common capital stock for services valued at $.01 – September 10, 2010	100,000	100	900	-	1,000
Balance September 30, 2010	35,976,781	35,977	196,335	(274,806)	(42,494)
Net loss for the year ended September 30, 2011	-	-	-	(37,807)	(37,807)
Imputed Interest Expense for the year ended September 30, 2011	-	-	3,372	-	3.372
Rounding	(2)	-	-	-	-
Issuance of common capital stock for services valued at $.01 – September 10, 2011	1,100,000	1,100	9,900	-	11,000
Balance September 30, 2011	37,076,779	$37,077	$209,607	$(312,613)	$(65,929)
Net loss for the year ended September 30, 2012	-	-	-	(19,745)	(19,745)
Imputed Interest Expense for the year ended September 30, 2012	-	-	5,421	-	5,421
Balance September 30, 2012	37,076,779	$37,077	$215,028	$(332,358)	$(80,253)

The accompanying notes are an integral part of these financial statements.

SmartData Corporation

[A Development Stage Company]

Statements of Cash Flows

For the Years Ended September 30, 2012 and 2011, and

For the Period from re-entering the development stage [October 1, 1991]

to September 30, 2012

	2012	2011	For the Period from re-entering the development stage [October 1, 1991] to September 30, 2012
Cash Flows from Operating Activities
Net loss	$(19,745)	$(37,807)	$(332,358)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on Forgiveness of Debt	-	-	(2,353)
Non-cash interest expense	5,421	3,372	10,442
Shares issued for Services	-	11,000	22,450
Increase in Prepaid Expenses	(1,409)	-	(1,409)
Increase/(Decrease) in Accounts Payable	(3,562)	2,620	7,110
Expenses Paid by Shareholder	18,500	15,983	80,381
Net Cash from Operating Activities	(795)	(4,832)	(215,737)

Cash Flows from Financing Activities
Issuance of Notes Payable – Related Party	1,000	5,000	16,150
Issuance of Common Stock	-	-	200,000
Net Cash from Financing Activities	1,000	5,000	216,150

Net Increase (Decrease) in Cash	205	168	413

Beginning Cash Balance	208	40	-

Ending Cash Balance	$413	$208	$413

Supplemental Disclosure
Interest Paid	$-	$-	$-
Income Taxes Paid	$-	$-	$-

Non-Cash Transactions
Common Stock Issued for Debt	$-	$-	$19,213

The accompanying notes are an integral part of these financial statements.

SmartData Corporation

Notes to Financial Statements

September 30, 2012

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

b. Provision for Taxes

The Company uses the asset and liability method of accounting for income taxes. At September 30, 2012, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of net operating loss carryforwards. As of September 30, 2012, the Company had no deferred taxes arising from temporary differences between income for financial reporting and income for tax purposes.

As of September 30, 2012, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of IRC §382, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

e. Shares Issued for Services

Share based payments are measured at fair value and recognized over the service period. For the years ended September 30, 2012 and 2011, the Company recognized $0 and $11,000, respectively, in expenses relating to the issuance of common shares for services performed on the Company’s behalf.

f. Basic Loss Per Common Share

Basic loss per common share has been calculated based on the weighted average number of shares outstanding. Basic loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share is computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method. During periods of net losses dilutive shares are not included, due to anti-dilutive results. As of September 30, 2012 and 2011, there were common share equivalents, attributable to convertible debt, of 7,731,800 and 5,781,700, respectively.

g. Impact of New Accounting Standards

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

On August 26, 2011, 1,000,000 shares of SmartData, Inc.’s common stock were issued to Marcel Vifian as consideration for his consulting services for the past year  beginning October 1, 2010. The Company recorded an expense of $10,000 for this transaction.

NOTE 5 - INCOME TAXES

No provision has been made in the financial statements for income taxes because the Company has accumulated losses from operations since inception. Any deferred tax benefit arising from the operating loss carried forward is offset entirely by a valuation allowance since it is not currently estimable when and if the Company will have taxable income to take advantage of the losses. The valuation allowance has increased by $3,949 from $62,523, as of September 30, 2012.

Deferred Tax Asset	Balance	Tax	Rate
Federal loss carryforward (expires through 2032)	$332,358	$49,854	15%
State loss carryforward (expires through 2027)	$332,358	$16,618	5%
Valuation allowance	-	$(66,472)	-
Deferred tax asset	-	$-	-

Reported income tax expense is reconciled to the amount computed on the basis of income before income taxes at the statutory rate as follows:

	For the years ended September 30,
	2012	2011
Statutory Benefit (Expense)	(20%)	(20%)
Increase in Valuation Allowance	20%	20%
Reported provision for Income Taxes	-	-

We have no liabilities for unrecognized tax benefits and, as such, we have recorded no additional interest or penalties.

Our policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense. For the years ended September 30, 2012 and 2011, we did not recognize any interest or penalties in our Statement of Operations, nor did we have any interest or penalties accrued in our Balance Sheet at September 30, 2012 and 2011 relating to unrecognized benefits.

The tax years 2008-2011 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which we are subject.

NOTE 6 – PAYABLE TO SHAREHOLDER

From October 1, 2009 through September 30, 2012, the Company received $61,318 in advances from certain officers of the Company under convertible promissory notes. The nature of the advances consists of the officers covering the cost of required corporate expenses. The notes bear no interest and are convertible into shares of the Company’s common stock at a rate of $0.001 per share. Management evaluated the convertible notes and determined that there is no embedded derivative of the conversion feature of the note. Management evaluated the convertible notes payable and determined that there was no intrinsic value of the conversion option due to the fact that the debt is not convertible at a discount to the market value of the stock. Although the notes bear no interest, the Company imputed interest at a rate of 8% and recognized $5,421 and$3,372 in interest expense for the periods September 30, 2012 and September 30, 2011, respectively, with an increase to additional paid in capital for the same amount. These interest amounts include the imputed interest on the convertible notes described below.

NOTE 7 – RELATED PARTY CONVERTIBLE PROMISSORY NOTES

On September 10, 2010, the Company borrowed $10,000 under the terms of a convertible note which is payable on demand and bears no interest. The note holder is a significant shareholder of the Company.  At the holder’s option, the convertible note converts into 1,000,000 shares of restricted common shares of the Company.  In May 2011, the Company borrowed a total of $5,000 under the terms of a convertible note which is due on demand and bears no interest.  At the holder’s option, the convertible note converts into 500,000 shares of restricted common shares of the Company.  During the year ended September 30, 2012, the Company borrowed an additional $1,000 under these same terms.