Form 10-Q
period 2012-12-31
SMARTDATA CORP
filed 2013-02-08
CIK 827876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

   X  . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2012.

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

Yes      . No      .

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 6th, 2013: 37,076,779

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2012 and 2011 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2012 audited financial statements. The results of operations for the period ended December 31, 2012 are not necessarily indicative of the operating results for the full year.

Smartdata Corporation

[A Development Stage Company]

UNAUDITED CONDENSED FINANCIAL STATEMENTS

December 31, 2012

Smartdata Corporation

[A Development Stage Company]

CONTENTS

PAGE

Unaudited Condensed Balance Sheets, December 31, 2012 and September 30, 2012	5

Unaudited Condensed Statements of Operations, for the three months ended December 31, 2012, and 2011, and for the period from Re-entering the Development Stage [October 1, 1991] through December 31, 2012	6

Unaudited Condensed Statements of Cash Flows, for the three months ended December 31, 2012, and 2011, and for the period from Re-entering the Development Stage [October 1, 1991] through December 31, 2012	7

Notes to Unaudited Condensed Financial Statements	8

Smartdata Corporation

[A Development Stage Company]

CONDENSED BALANCE SHEETS

As of December 31, 2012 and September 30, 2012

Unaudited

Assets	December 31, 2012	September 30, 2012
Cash	$483	$413
Prepaid Expenses	818	1,409
Total Current Assets	1,301	1,822
Total Assets	$1,301	$1,822

Liabilities and Stockholders' Deficit

Liabilities
Current Liabilities
Accounts Payable	$7,912	$4,757
Convertible Promissory Note	16,000	16,000
Payable to Shareholder	65,818	61,318
Total Current Liabilities	89,730	82,075
Total Liabilities	89,730	82,075

Stockholders' Deficit
Common Stock - 50,000,000 shares authorized having a par value of $0.001 per share; 37,076,779 shares issued and outstanding, as of December 31, 2012 and September 30, 2012; respectively	37,077	37,077
Capital in Excess of par value	216,596	215,028
Deficit accumulated during the development stage	(342,102)	(332,358)
Total Stockholders' Deficit	(88,429)	(80,253)
Total Liabilities and Stockholders' Deficit	$1,301	$1,822

The accompanying notes are an integral part of these unaudited condensed financial statements.

Smartdata Corporation

[A Development Stage Company]

 Condensed Statements of Operations

For the Three-Month Periods Ended December 31, 2012 and 2011 and

for the Period from Re-entering the Development Stage [October 1, 1991] through December 31, 2012

Unaudited

	For the Three Months Ended		For the Period from re-entering the development stage [October 1, 1991]
	December 31,	December 31,	Through Dec. 31,
	2012	2011	2012
Revenues	$-	$-	$-
Operating Expenses
General and Administrative Expenses	8,176	4,811	331,885
Loss from Operations	(8,176)	(4,811)	(331,885)

Other Income (Expense)
Gain on Forgiveness of Debt	-		2,353
Interest Expense	(1,568)	(1,320)	(12,570)
Total Other Income (Expense)	(1,568)	(1,320)	(10,217)

Net Loss before Income Taxes	(9,744)	(6,131)	(342,102)
Income Taxes	-	-	-

Net Loss	$(9,744)	$(6,131)	$(342,102)

Basic and Diluted Loss Per Share	$(.01)	$(.01)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	37,076,779	37,076,779

The accompanying notes are an integral part of these unaudited condensed financial statements.

Smartdata Corporation

[A Development Stage Company]

Condensed Statements of Cash Flows

For the Three-Month Periods Ended December 31, 2012 and 2011 and

for the Period from Re-entering the Development Stage [October 1, 1991] through December 31, 2012

Unaudited

	For the Three Months Ended		From Re-entering the Development Stage [October 1, 1991] through
	December 31,	December 31,	December 31,
	2012	2011	2012
Cash Flows From Operating Activities
Net Loss	$(9,744)	$(6,131)	$(342,102)
Adjustments to reconcile Net Loss to net cash used by operating activities

Gain on forgiveness of debt	-	-	(2,353)
Non-cash interest expense	1,568	1,170	12,010
Shares issued for services	-	-	22,450
Changes in assets and liabilities
Increase (Decrease) in accounts payable	3,155	(860)	10,265
(Increase) Decrease in Prepaid Expenses	591	-	(818)
Increase in debt - Related Party	4,500	6,000	84,881
Net Cash Used by Operating Activities	70	179	(215,667)

Cash Flows From Investing Activities
Net Cash From Investing Activities	-	-	-

Cash Flows From Financing Activities
Issuance of Notes Payable	-	-	16,150
Proceeds from issuances of common stock	-	-	200,00
Net Cash From Financing Activities	-	-	216,150

Net Increase (Decrease) in Cash	70	179	483

Beginning Cash Balance	413	208	-

Ending Cash Balance	$483	$387	$483

Supplemental Disclosures
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities:

Common Stock issued for Debt	$-	$-	$19,213

The accompanying notes are an integral part of these unaudited condensed financial statements.

Smartdata Corporation

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the interim financial statements reflect all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the results for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report for the year ended September 30, 2012. The operating results for the periods presented are not necessarily indicative of the operating results for the full year.

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

NOTE 3 - NOTES PAYABLE – RELATED PARTY

Through December 31, 2012, the Company had received $84,881 in advances from certain officers of the Company under promissory notes. A balance of $65,818 is still outstanding on these notes. The notes bear no interest and are payable on demand.  Although the notes bear no interest, the Company imputed interest at a rate of 8% and during the three month periods ended December 31, 2012 and 2011, recognized $1,568 and $1,320, respectively, in interest expense with an increase to additional paid in capital for the same amount.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company remains in the development stage and has experienced no significant change in liquidity or capital resources or stockholders' equity since inception. The Company's balance sheet as of December 31, 2012, reflects a total asset value of $1,301. The Company has little cash or line of credit, other than that which present management may agree to extend to or invest in the Company, nor does it expect to have one before a merger is effected. The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

RESULTS OF OPERATIONS

We had no operations during the quarterly period ended December 31, 2012, nor do we have operations as of the date of this filing.  General and administrative expenses were $8,176 for the December 31, 2012 period compared to $4,812 for the December 31, 2011 period. General and administrative expenses for the three months ended December 31, 2012 and 2011 were comprised mainly of accounting and stock transfer fees. We had a net loss of $9,744 for the December 31, 2012 period compared to net loss of $6,131 for the December 31, 2011 period.

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

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Title of Document	Location

31	Certification of the Principal Executive Officer/ Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

32	Certification of the Principal Executive Officer/ Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	Attached

101.INS	XBRL Instance Document	Attached

101.SCH	XBRL Taxonomy Extension Schema Document	Attached

101.CAL	XBRL Taxonomy Calculation Linkbase Document	Attached

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Attached

101.LAB	XBRL Taxonomy Label Linkbase Document	Attached

101.PRE	XBRL Taxonomy Presentation Linkbase Document	Attached

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

Date: February 6, 2013

By: /s/ Burkeley Priest

Burkeley Priest, President, CEO and CFO