Form 10-Q
period 2013-03-31
SMARTDATA CORP
filed 2013-05-24
CIK 827876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

   X  .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March  31, 2013.

or

       .

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _______________________ to ___________________________

Commission File Number: 000-53498

Smartdata Corporation

(Exact name of registrant as specified in its charter)

Nevada	87-0449945
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

PO Box 1593, Moab, UT	84532
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 20, 2013: 950,687

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2013 and 2012 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2012 audited financial statements. The results of operations for the period ended March 31, 2013 are not necessarily indicative of the operating results for the full year.

Smartdata Corporation

[A Development Stage Company]

UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2013

Smartdata Corporation

[A Development Stage Company]

CONTENTS

PAGE

Unaudited Condensed Balance Sheets, March 31, 2013 and September 30, 2012	5

Unaudited Condensed Statements of Operations, for the three and six months ended March 31, 2013, and 2012, and for the period from Re-entering the Development Stage [October 1, 1991] through March 31, 2013	6

Unaudited Condensed Statements of Cash Flows, for the six months ended March 31, 2013, and 2012, and for the period from Re-entering the Development Stage [October 1, 1991] through March 31, 2013	7

Notes to Unaudited Condensed Financial Statements	8

Smartdata Corporation

[A Development Stage Company]

UNAUDITED CONDENSED BALANCE SHEETS

Assets	March 31, 2013	September 30, 2012

Cash	$796	$413
Prepaid Expenses	1,227	1,409
Total Current Assets	2,023	1,822
Total Assets	$2,023	$1,822

Liabilities and Stockholders' Deficit

Liabilities
Current Liabilities
Accounts Payable	$8,545	$4,757
Convertible Promissory Note – Related Party	16,000	16,000
Payable to Shareholders	70,317	61,318
Total Current Liabilities	94,862	82,075
Total Liabilities	94,862	82,075

Stockholders' Deficit
Common Stock -100,000,000 shares authorized having a par value of $0.001 per share; 950,687 shares issued and outstanding, as of March 31, 2013 and September 30, 2012; respectively	951	951
Capital in Excess of par value	254,367	251,154
Deficit accumulated during the development stage	(348,157)	(332,358)
Total Stockholders' Deficit	(92,839)	(80,253)
Total Liabilities and Stockholders' Deficit	$2,023	$1,822

The accompanying notes are an integral part of these unaudited condensed financial statements.

Smartdata Corporation

[A Development Stage Company]

Unaudited Condensed Statements of Operations

For the Three and Six Month Periods Ended March 31, 2013 and 2012 and

for the Period from Re-entering the Development Stage [October 1, 1991] through March 31, 2013

	For the Three Months Ended		For the Six Months Ended		For the Period from re-entering the development stage [October 1, 1991]
	March 31,	March 31,	March 31,	March 31,	Through Mar. 31,
	2013	2012	2013	2012	2013
Revenues	$-	$-	$-	$-	$-
Operating Expenses
General and Administrative Expenses	4,410	2,736	12,586	7,547	336,295
Loss from Operations	(4,410)	(2,736)	(12,586)	(7,547)	(336,295)

Other Income (Expense)
Gain on Forgiveness of Debt	-	-	-	-	2,353
Interest Expense	(1,645)	(1,353)	(3,213)	(2,673)	(14,215)
Total Other Income (Expense)	(1,645)	(1,353)	(3,213)	(2,673)	(11,862)

Net Loss before income taxes	(6,055)	(4,089)	(15,799)	(10,220)	(348,157)
Income Taxes	-	-	-	-	-

Net Loss	$(6,055)	$(4,089)	$(15,799)	$(10,220)	$(348,157)

Basic and Diluted Loss per share	$(.01)	$(.01)	$(.02)	$(.01)

Basic and diluted weighted average number of common shares outstanding	$950,687	$950,687	$950,687	$950,687

The accompanying notes are an integral part of these unaudited condensed financial statements.

Smartdata Corporation

[A Development Stage Company]

Unaudited Condensed Statements of Cash Flows

For the Six Month Periods Ended March 31, 2013 and 2012 and

for the Period from Re-entering the Development Stage [October 1, 1991] through March 31, 2013

	For the Six Months Ended		From Re-entering the Development Stage [October 1, 1991] through
	March 31,	March 31,	March 31,
	2013	2012	2013
Cash Flows From Operating Activities
Net Loss	$(15,799)	$(10,220)	$(348,157)
Adjustments to reconcile Net Loss to net cash used by operating activities

Gain on forgiveness of debt	-		(2,353)
Non-cash interest expense	3,213	2,523	13,655
Changes in assets and liabilities
Shares issued for services	-	-	22,450
Increase (decrease) in accounts payable	3,787	(3,413)	10,897
Decrease in Prepaid Expenses	182		(1,227)
Expenses Paid by Shareholder	1,000	10,000	81,381
Net Cash Used by Operating Activities	(7,617)	(1,110)	(223,354)

Cash Flows From Investing Activities
Net Cash From Investing Activities	-	-	-

Cash Flows From Financing Activities
Issuance of Notes Payable	8,000	1,000	24,150
Proceeds from issuances of common stock	-	-	200,000

Net Cash From Financing Activities	8,000	1,000	224,150

Net Increase (Decrease) in Cash	383	(110)	796

Beginning Cash Balance	413	208	-

Ending Cash Balance	$796	$98	$796

Supplemental Disclosures
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities:

Common Stock issued for Debt	$-	$-	$19,213

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

NOTE 3 - NOTES PAYABLE – RELATED PARTY

Through March 31, 2013, the Company had received $86,317 in advances from certain officers of the Company under promissory notes. A balance of $86,317 is still outstanding on these notes and payables to shareholders. The notes bear no interest and are payable on demand.  Although the notes bear no interest, the Company imputed interest at a rate of 8% and during the six month periods ended March 31, 2013 and 2012, recognized $3,213 and $2,673, respectively, in interest expense with an increase to additional paid in capital for the same amount.

NOTE 4 - NEW ACCOUNTING STANDARDS

From time to time, new accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date.  If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s financial statements upon adoption.

NOTE 5 - EQUITY

Effective February 26, 2013, we filed a Certificate of Change to our Articles of Incorporation whereby our outstanding shares of common stock were reverse split on a basis of 1 for 39, while retaining our authorized shares at 100,000,000 and our par value at $0.001 per share, with appropriate adjustments being made in our additional paid in capital and stated capital accounts, and with all fractional shares being rounded up to the nearest whole share; no stockholder, computed on a per stock certificate of record basis, then owning 100 or more shares, was reduced to less than 100 shares; and no stockholder, then owning less than 100 shares, on the per stock certificate of record basis, was affected by the reverse split; and all fractional shares for rounding related to the reverse split were authorized to be issued by our Board of Directors.  These financial statements have been retroactively adjusted to take into account this reverse split.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company remains in the development stage and has experienced no significant change in liquidity or capital resources or stockholders' equity since inception. The Company's balance sheet as of March 31, 2013, reflects a total asset value of $2,023. The Company has little cash or line of credit, other than that which present management may agree to extend to or invest in the Company, nor does it expect to have one before a merger is effected. The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

RESULTS OF OPERATIONS

We had no operations during the quarterly period ended March 31, 2013, nor do we have operations as of the date of this filing. General and administrative expenses were $12,586 for the March 31, 2013 period compared to $7,547 for the March 31, 2012 period. General and administrative expenses for the six months ended March 31, 2013, were comprised mainly of accounting and stock transfer fees. We had a net loss of $15,799 for the March 31, 2013 period compared to net loss of $10,220 for the March 31, 2012 period.

We had no operations during the quarterly period ended March 31, 2013, nor do we have operations as of the date of this filing. General and administrative expenses were $4,410 for the March 31, 2013 period compared to $2,736 for the March 31, 2012 period. General and administrative expenses for the three months ended March 31, 2013, were comprised mainly of accounting and stock transfer fees. We had a net loss of $6,055 for the March 31, 2013 period compared to net loss of $4,089 for the March 31, 2012 period.

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

NEED FOR ADDITIONAL FINANCING

Based upon current management's willingness to extend credit to the Company and/or invest in the Company until a business combination is completed, the Company believes that its available capital will be sufficient to meet the Company's cash needs required for the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended, and for the costs of accomplishing its goal of completing a business combination, for an indefinite period of time. Accordingly, in the event the Company is able to complete a business combination during this period, it anticipates that its available capital will be sufficient to allow it to accomplish the goal of completing a business combination. There is no assurance, however, that the available funds will ultimately prove to be adequate to allow it to complete a business combination, and once a business combination is completed, the Company's needs for additional financing are likely to increase substantially. In addition, as current management is under no obligation to continue to extend credit to the Company and/or invest in the Company, there is no assurance that such credit or investment will continue or that it will continue to be sufficient for future periods.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

A reverse split of our outstanding common stock on a basis of one share for thirty-nine shares (1 for 39) was adopted by the written consent of our sole director, Burkeley J. Priest, who is also our only executive officer, and the Munson Family Limited Partnership, who, collectively own 31,213,000 shares of our common stock or approximately 84% of our outstanding voting securities (the “Majority Stockholders”), effective January 17, 2013.  No other votes were required or necessary to adopt the Reverse Split.

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

Date: May 20, 2013

By: /s/ Burkeley Priest

Burkeley Priest, President, CEO and CFO