Form 10-Q
period 2013-06-30
SMARTDATA CORP
filed 2013-08-12
CIK 827876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2013.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 12, 2013: 950,687

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2013 and 2012 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2012 audited financial statements. The results of operations for the period ended June 30, 2013 are not necessarily indicative of the operating results for the full year.

Smartdata Corporation

[A Development Stage Company]

UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2013

Smartdata Corporation

[A Development Stage Company]

CONTENTS

PAGE

Unaudited Condensed Balance Sheets, June 30, 2013 and September 30, 2012	5

Unaudited Condensed Statements of Operations, for the three and nine months ended June 30, 2013, and 2012, and for the period from Re-entering the Development Stage [October 1, 1991] through June 30, 2013	6

Unaudited Condensed Statements of Cash Flows, for the nine months ended June 30, 2013, and 2012, and for the period from Re-entering the Development Stage [October 1, 1991] through June 30, 2013	7

Notes to Unaudited Condensed Financial Statements	8

Smartdata Corporation

[A Development Stage Company]

UNAUDITED CONDENSED BALANCE SHEETS

Assets	June 30, 2013	September 30, 2012

Cash	$403	$413
Prepaid Expenses	-	1,409
Total Current Assets	403	1,822
Total Assets	$403	$1,822

Liabilities and Stockholders' Deficit

Liabilities
Current Liabilities
Accounts Payable	$8,761	$4,757
Convertible Promissory Note – Related Party	15,500	16,000
Payable to Shareholders	72,818	61,318
Total Current Liabilities	97,079	82,075
Total Liabilities	97,079	82,075

Stockholders' Deficit
Common Stock -100,000,000 shares authorized having a par value of $0.001 per share; 950,687 shares issued and outstanding, as of June 30, 2013 and September 30, 2012; respectively	951	951
Capital in Excess of par value	256,064	251,154
Deficit accumulated during the development stage	(353,691)	(332,358)
Total Stockholders' Deficit	(96,676)	(80,253)
Total Liabilities and Stockholders' Deficit	$403	$1,822

The accompanying notes are an integral part of these unaudited condensed financial statements.

Smartdata Corporation

[A Development Stage Company]

Unaudited Condensed Statements of Operations

For the Three and Nine Month Periods Ended June 30, 2013 and 2012 and

for the Period from Re-entering the Development Stage [October 1, 1991] through June 30, 2013

	For the Three Months Ended		For the Nine Months Ended		For the Period from re-entering the development stage [October 1, 1991]
	June 30,	June 30,	June 30,	June 30,	Through June 30,
	2013	2012	2013	2012	2013
Revenues	$-	$-	$-	$-	$-
Operating Expenses
General and Administrative Expenses	3,837	3,065	16,423	10,613	340,132
Loss from Operations	(3,837)	(3,065)	(16,423)	(10,613)	(340,132)

Other Income (Expense)
Gain on Forgiveness of Debt	-	-	-	-	2,353
Interest Expense	(1,697)	(1,422)	(4,910)	(4,095)	(15,912)
Total Other Income (Expense)	(1,697)	(1,422)	(4,910)	(4,095)	(13,559)

Net Loss before income taxes	(5,534)	(4,487)	(21,333)	(14,708)	(353,691)
Income Taxes	-	-	-	-	-

Net Loss	$(5,534)	$(4,487)	$(21,333)	$(14,708)	$(353,691)

Basic and Diluted Loss per share	$(.01)	$(.01)	$(.02)	$(.02)

Basic and diluted weighted average number of common shares outstanding	950,687	950,687	950,687	950,687

The accompanying notes are an integral part of these unaudited condensed financial statements.

Smartdata Corporation

[A Development Stage Company]

Unaudited Condensed Statements of Cash Flows

For the Nine Month Periods Ended June 30, 2013 and 2012 and

for the Period from Re-entering the Development Stage [October 1, 1991] through June 30, 2013

	For the Nine Months Ended		From Re-entering the Development Stage [October 1, 1991] through
	June 30,	June 30,	June 30,
	2013	2012	2013
Cash Flows From Operating Activities
Net Loss	$(21,333)	$(14,708)	$(353,691)
Adjustments to reconcile Net Loss
to net cash used by operating activities
Gain on forgiveness of debt	-	-	(2,353)
Non-cash interest expense	4,910	3,945	15,352
Shares issued for services	-	-	22,450
Expenses Paid by Shareholder	-	14,000	83,381
Changes in assets and liabilities
Increase (decrease) in accounts payable	4,004	(3,878)	11,114
Decrease in Prepaid Expenses	1,409	-	-
Net Cash Used by Operating Activities	(11,010)	(641)	(223,747)

Cash Flows From Financing Activities
Issuance of Notes Payable	11,500	1,000	24,650
Payments on Notes Payable	(500)	-	(500)
Proceeds from issuances of common stock	-	-	200,000

Net Cash From Financing Activities	11,000	1,000	224,150

Net Increase (Decrease) in Cash	(10)	359	403

Beginning Cash Balance	413	208	-

Ending Cash Balance	$403	$567	$403

Supplemental Disclosures
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities:

Common Stock issued for Debt	$-	$-	$19,213

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

NOTE 3 - NOTES PAYABLE – RELATED PARTY

Through June 30, 2013, the Company had received $88,318 in advances from certain officers of the Company under promissory notes. A balance of $88,318 is still outstanding on these notes and payables to shareholders. The notes bear no interest and are payable on demand.  Although the notes bear no interest, the Company imputed interest at a rate of 8% and during the nine month periods ended June 30, 2013 and 2012, recognized $4,910 and $4,095, respectively, in interest expense with an increase to additional paid in capital for the same amount.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company remains in the development stage and has experienced no significant change in liquidity or capital resources or stockholders' equity since inception. The Company's balance sheet as of June 30, 2013, reflects a total asset value of $403. The Company has little cash or line of credit, other than that which present management may agree to extend to or invest in the Company, nor does it expect to have one before a merger is effected. The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

RESULTS OF OPERATIONS

We had no operations during the quarterly period ended June 30, 2013, nor do we have operations as of the date of this filing.  General and administrative expenses were $16,423 and $10,613 for the nine month periods ended June 30, 2013 and June 30, 2012, respectively. General and administrative expenses for the nine months ended June 30, 2013, were comprised mainly of accounting and stock transfer fees. We had a net loss of $21,333 and $14,708 for the nine month periods ended June 30, 2013 and June 30, 2012, respectively.

We had no operations during the quarterly period ended June 30, 2013, nor do we have operations as of the date of this filing.  General and administrative expenses were $3,837 and $3,065 for the three month periods ended June 30, 2013 and June 30, 2012, respectively. General and administrative expenses for the three months ended June 30, 2013, were comprised mainly of accounting and stock transfer fees. We had a net loss of $5,534 and $4,487 for the three month periods ended June 30, 2013 and June 30, 2012, respectively.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

This Information Statement is being furnished by SmartData Corporation., a Nevada corporation (the “Company,” “we,” “our,” “us” or words of similar import) to our stockholders, regarding a reverse split of our outstanding common stock on a basis of one share for thirty-nine shares (1 for 39) (the “Reverse Split”).

The Reverse Split was adopted by the written consent of our sole director, Burkeley J. Priest, who is also our only executive officer, and the Munson Family Limited Partnership, who, collectively own 31,213,000 shares of our common stock or approximately 84% of our outstanding voting securities (the “Majority Stockholders”), effective January 17, 2013.  No other votes were required or necessary to adopt the Reverse Split, and none is being solicited hereunder.  See the captions “Voting Securities and Principal Holders Thereof” and “Vote Required for Approval and Effective Date,” herein.

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

Date: August 12, 2013

By: /s/ Burkeley Priest

Burkeley Priest, President, CEO and CFO