Form 10-K
period 2013-09-30
SMARTDATA CORP
filed 2013-12-30
CIK 827876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

  X . ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2013

      . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________

Commission File No. 000-53498

SMARTDATA CORPORATION

(Name of registrant in its charter)

Nevada	87-0449945
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

P. O. Box 1593

Moab, UT  84532

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

Yes  X . No      .

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  Our common stock is not traded on any market or listed on any exchange.  There was not an active market and no trading volume during fiscal 2012 and there has been no trading volume in 2013, therefore the aggregate market value of the issuer’s common stock held by non-affiliates at March 31, 2013 is deemed to be $-0-.

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

Yes      . No      .

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of December 23, 2013
Common Stock, $.001 par value	950,687

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

The Company has had very limited operating history and no revenues or earnings from operations. The Company has no significant assets or financial resources. The Company will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in the Company incurring a net operating loss which will increase continuously until, and potentially after, the Company can consummate a business combination with a target company. There is no assurance that the Company can identify such a target company and consummate such a business combination.

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

ITEM 4.  MINING DISCLOSURES.

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is listed on the Over the Counter Bulletin Board (“OTCBB”), under the symbol “SMTD".  There was not an active market and no trading volume during fiscal 2012 and there has been no trading volume in 2013.

	CLOSING BID		CLOSING ASK

2013	High	Low	High	Low

January 2 thru February 25.03		.01	NONE	NONE
February 26 thru March 28	2.00	1.01	NONE	NONE
April 1 thru June 28	1.01	1.01	NONE	NONE
July 1 thru September 30	1.01	1.01	NONE	NONE

2012
January 3 thru March 30	NONE	NONE	NONE	NONE

April 2 thru June 29	NONE	NONE	NONE	NONE

July 2 thru September 28.025		.02	NONE	NONE
October 1 thru December 31.025		.005	NONE	NONE

The above quotations, as provided by OTC Markets Group, Inc., represent prices between dealers and do not include retail markup, markdown or commission.  In addition, these quotations do not represent actual transactions.

Holders

As of December 23, 2013, there were approximately 93 shareholders of record holding 950,687 shares of common stock.  This number does not include an indeterminate number of stockholders whose shares are held by brokers in street name. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

None.

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

Liquidity and Capital Resources

The Company’s balance sheet as of September 30, 2013, reflects total assets of $270. As of September 30, 2013, our liabilities were $105,568 which included $10,750 in accounts payable, $15,500 convertible promissory note, and $79,318 payable to a shareholder.  We anticipate our expenses for the next twelve months will be approximately $20,000.  In the past we have relied on advances from our president to cover our operating costs.

We anticipate our expenses to be limited to accounting, auditing, legal and filing fees associated with continuing our reporting status with the Securities and Exchange Commission along with miscellaneous expenses related to our corporate existence.  We estimate our ongoing expenses to be $20,000 per year.  We do not have any commitments for capital expenditures nor do we anticipate entering any such commitments.  As of the date of this report we only have $270 in cash and believe we will need additional funds to cover our expenses for the next twelve months. Management anticipates that we will receive sufficient advances from our president to meet our needs through the next 12 months.  However, there can be no assurances to that effect.  Our need for capital may change dramatically if we acquire an interest in a business opportunity during that period.  At present, we have no binding understandings, commitments or agreements with respect to the acquisition of any business venture, and there can be no assurance that we will identify a business venture suitable for acquisition in the future.  Further, we cannot assure that we will be successful in consummating any acquisition on favorable terms or we will be able to profitably manage any business venture we acquire.  Should we require additional capital, we may seek additional advances from officers, sell common stock or find other forms of debt financing.

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

Results of Operations

Years Ended September 30, 2013 and 2012

We have $270 cash on hand and have experienced losses since inception.  We did not generate any revenues from operations during the years ended September 30, 2013 and 2012.  Expenses during the year ended September 30, 2013 were $25,045 with interest expense of $6,727 for a net loss of $31,772 compared to expenses of $14,175 with interest expense of $5,570, for a net loss of $19,745 for the year ended September 30, 2012.  Expenses for 2013 consisted entirely of general and administrative expenses.  These expenses were due to professional, legal and accounting fees relating to our reporting requirements.  The increase in expenses in 2013 were due to our filing a 14C Information Statement regarding our reverse stock split with the Securities and Exchange Commission and mailing the Information Statement to our shareholders.

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

Reverse Stock Split

Effective on the opening of business on February 26, 2013 (the “Effective Date”), the Company effected a 1-for-39 reverse stock split of its issued and outstanding shares of common stock, par value $0.001, pursuant to which each 39 shares of the Company’s common stock were converted automatically into one share of the Company’s common stock (the “Reverse Split”).  No fractional shares were issued in connection with the Reverse Split, and any fractional shares were rounded up to the next whole share.  The Reverse Split resolutions indicated that no stockholder’s holdings, on a per stockholder of record basis (and each beneficial stockholder whose shares are held in the Depository Trust Company (the “DTC”), on a per stockholder of record basis) would be reduced to less than 100 shares; no stockholder of record or beneficial owning stockholder owning less than 100 shares prior to the Reverse Split will be effected by the Reverse Split.  DTC beneficial holders who are entitled to have their aggregate holdings rounded up to 100 shares have 30 days in which to notify the Company and its transfer agent and provide information confirming that their aggregate ownership of the Company’s common stock was reduced to below 100 shares, in order to get the additional rounding shares.  Upon Effective Date, each certificate representing pre-Reverse Split shares will be deemed for all corporate purposes to evidence ownership of post-Reverse Split shares.  Holders of pre-Reverse Split shares may surrender to the Company’s transfer agent certificates representing pre-Reverse Split shares in exchange for certificates representing post-Reverse Split shares, though no mandatory exchange of certificates will be required.  The contact information for the transfer agent is: Action Stock Transfer Corporation, 2469 East Fort Union Blvd., Suite214, Salt Lake City, Utah 84121; Telephone: (801) 274-1088.  All shares required for rounding will come from the stockholders of Burkeley J. Priest, the Company’s sole director and executive officer.  A Certificate regarding the Reverse Split was filed with the Secretary of State of Nevada under Section 78.209 of the Nevada Revised Business Corporation Act.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Since we have no assets and do not have any investments in eligible portfolio companies there is no quantitative information, as of the end of September 30, 2013, about market risk that has any impact on our present business. Once we begin making investments in eligible portfolio companies there will be market risk sensitive instruments and we will disclose the applicable market risk information at that time.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The required financial statements are included following the signature page of this Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company has had no disagreements with its certified public accountants with respect to accounting practices or procedures or financial disclosure.

ITEM 9A. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our President, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  We believe our disclosure controls and procedures are not designed to provide reasonable assurance of achieving their objectives and our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are not effective.

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

Our management, with the participation of the President, evaluated the effectiveness of the Company’s internal control over financial reporting as of September 30, 2013.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on this evaluation, our management, with the participation of the President, concluded that, as of September 30, 2013, our internal control over financial reporting was not effective due to a lack of resources necessary to ensure that all of our transactions are properly captured.

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

ITEM 9B. OTHER INFORMATION

There are no further disclosures. All information that was required to be disclosed in a Form 8-K during the fourth quarter 2013 has been disclosed.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Identification of Directors and Executive Officers

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.

Name	Age	Position	Director or Officer Since

Burkeley J. Priest	40	Sole Officer and Director	May 2007

All officers hold their positions at the will of the Board of Directors.  All directors hold their positions for one year or until their successors are elected and qualified.

Set forth below is certain biographical information regarding the Company’s executive officer and director:

Burkeley J. Priest, 40 years old, the President and a director of SmartData, Inc., was the Managing Member of Summit Sports, LLC., a Utah Limited Liability Company which operates an exclusive single line Honda Power House dealership in Park City, Utah with annual sales of $4 million plus from 2002 until 2007.  Since April of 2007 to the present, Mr. Priest is involved in property management through Preston Properties, LLC of which he is the Managing Member.  Mr. Priest attended the University of Utah from 1991 to 1995 with a focus on Economics.

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

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal periods ended September 30, 2013, 2012 and 2011. Other than as set forth herein, no executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (4)	Option Awards ($) (4)	Non- Equity Incentive Plan Compen- sation ($)	Nonquali- fied Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)

Burkeley J. Priest, President	2013 2012 2011	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- 1,000	-0- -0- 1,000

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth as of December 23, 2013, the number and percentage of the 950,687 shares of outstanding common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock.  Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Title of	Name and Address of	Amount and Nature of
Class	Beneficial Owner	Beneficial Ownership	Percentage of Class

Common	Burkeley Priest (1)	360,883	37.96%
	P. O. Box 1593
	Moab, UT 84532

Common	Munson Family Limited	435,257	45.78%
	Partnership
	3374 Starview Dr.
	Bend, OR 97701

Total Officers and Directors		360,883	37.96%
As a Group (1 Person)

(1) Officer and/or director

There are no contracts or other arrangements that could result in a change of control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE.

Transactions with Management and Others

We utilize office space at the residence of our President to conduct our activities at no charge.

From October 1, 2009 through September 30, 2013, the Company received $79,318 in advances from the officer of the Company under convertible promissory notes.  The notes bear no interest and are convertible into shares of the Company’s common stock at a rate of $0.039 per share.  Although the notes bear no interest, the Company imputed interest at a rate of 8% and recognized $6,727 and $5,421 in interest expense for the periods September 30, 2013 and September 30, 2012 respectively.

As of September 30, 2013 and 2012, respectively, the Company had convertible promissory note balances of $15,500 and $16,000 that were convertible into 39,744 and 41,026 shares of restricted common stock.  The notes are with a shareholder, bear no interest, and are payable on demand.

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

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of SmartData’s annual financial statements and review of financial statements included in SmartData’s 10-Q reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $6,000 for fiscal year ended 2012 and $6,000 for fiscal year ended 2013.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of SmartData’s financial statements that are not reported above were $0 for fiscal year ended 2012 and $0 for fiscal year ended 2013.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were $0 for fiscal year ended 2012 and $0 for fiscal year ended 2013.

All Other Fees

The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above were $0 for fiscal year ended 2012 and $0 for fiscal year ended 2013.

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

* Filed as exhibit to 10SB12G filed November 11, 2008 and incorporated by reference.

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

Date: December 26, 2013

/s/ Burkeley J. Priest

Burkeley J. Priest

Chief Executive Officer and

Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 26, 2013

/s/ Burkeley J. Priest

Burkeley J. Priest

Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

SmartData Corporation

Salt Lake City, Utah

We have audited the accompanying balance sheets of SmartData Corporation [a development stage company] (the “Company”) as of September 30, 2013 and 2012, and the related statements of operations, stockholders' deficit, and cash flows for the years ended September 30, 2013 and 2012, and for the period from re-entering the development stage [October 1, 1991] through September 30, 2013.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.   We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SmartData Corporation as of September 30, 2013 and 2012, and the results of its operations and cash flows for the years ended September 30, 2013 and 2012, and for the period from re-entering the development stage [October 1, 1991] through September 30, 2013, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Mantyla McReynolds, LLC

Mantyla McReynolds, LLC

Salt Lake City, Utah

December 30, 2013

SmartData Corporation

[A Development Stage Company]

Balance Sheets

September 30, 2013 and September 30, 2012

	September 30,	September 30,
Assets	2013	2012

Cash	$270	$413
Prepaid Expenses	-	1,409
Total Current Assets	270	1,822
Total Assets	$270	$1,822

Liabilities and Stockholders' Deficit

Liabilities
Current Liabilities
Accounts Payable	$10,750	$4,757
Convertible Promissory Note – Related Party	15,500	16,000
Convertible Note Payable to Shareholder	79,318	61,318
Total Current Liabilities	105,568	82,075
Total Liabilities	105,568	82,075

Stockholders' Deficit
Common Stock, $.001 par value, 100,000,000 shares authorized, and 950,687 and 950,687 shares issued and outstanding at Sept. 30, 2013 and 2012, respectively

	951	951
Additional paid-in capital	257,881	251,154
Deficit Accumulated during Development stage	(364,130)	(332,358)
Total Stockholders' Deficit	(105,298)	(80,253)

Total Liabilities and Stockholders' Deficit	$270	$1,822

The accompanying notes are an integral part of these financial statements.

SmartData Corporation

[A Development Stage Company]

Statements of Operations

For the Years Ended September 30, 2013 and 2012, and

for the Period from re-entering the development stage [October 1, 1991]

to September 30, 2013

	2013	2012	For the Period from re-entering the development stage [October 1, 1991] to September 30, 2013

Revenues	$-	$-	$-
Operating Expenses
General and Administrative Expenses	25,045	14,175	348,754
Loss from Operations	(25,045)	(14,175)	(348,754)

Other Income/(Expense)
Gain on Forgiveness of Debt	-	-	2,353
Interest Expense	(6,727)	(5,570)	(17,729)
Total Other Income and Expense	(6,727)	(5,570)	(15,376)

Net Loss before income taxes	(31,772)	(19,745)	(364,130)

Provision for Income Taxes	-	-	-

Net Loss	$(31,772)	$(19,745)	$(364,130)

Net Loss per share - Basic and Diluted	$(0.03)	$(0.02)

Weighted Average of Common Shares Outstanding - Basic and Diluted	950,687	950,687

The accompanying notes are an integral part of these financial statements.

SmartData Corporation

[A Development Stage Company]

Statements of Stockholders’ Deficit

for the Period from re-entering the development stage [October 1, 1991] through September 30, 2013

	Common Stock		Capital in Excess of Par Value	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount

Balance October 1, 1991	108,046	$108	$(108)	$-	$-
Net losses for the years ended September 30, 1992 through 1999	-	-	-	-	-
Issuance of common capital stock for cash at $.10 - February 18, 2000	25,641	26	99,974	-	100,000
Net loss for the year ended September 30, 2001				(6,043)	(6,043)
Balance September 30, 2001	133,687	134	99,866	(6,043)	93,957
Issuance of common capital stock for cash at $.10 - September 10, 2002	25,641	26	99,974	-	100,000
Net loss for the year ended September 30, 2002	-	-	-	(11,957)	(11,957)
Balance September 30, 2002	159,328	160	199,840	(18,000)	182,000
Net loss for the year ended September 30, 2003	-	-	-	-	-
Balance September 30, 2003	159,328	160	199,840	(18,000)	182,000
Net loss for the year ended September 30, 2004	-	-	-	(182,000)	(182,000)
Balance September 30, 2004	159,328	160	199,840	(200,000)	-
Net loss for the year ended September 30, 2005	-	-	-	-	-
Balance September 30, 2005	159,328	160	199,840	(200,000)	-
Net loss for the year ended September 30, 2006	-	-	-	(938)	(938)
Balance September 30, 2006	159,328	160	199,840	(200,938)	(938)
Issuance of common capital stock for services valued at par - May 5, 2007	2,564	2	98		100
Net loss for the year ended September 30, 2007	-	-	-	(2,195)	(2,195)
Balance September 30, 2007	161,892	162	199,938	(203,133)	(3,033)
Issuance of common capital stock for services valued at par - January 18, 2008	256,410	256	9,744	-	10,000
Issuance of common capital stock for services valued at par - June 2, 2008	2,564	3	97	-	100
Issuance of common capital stock for conversion of debt valued at par - June 2, 2008	101,795	102	3,868	-	3,970
Issuance of common capital stock for services valued at par - August 15, 2008	3,846	4	146	-	150
Net loss for the year ended September 30, 2008	-	-	-	(22,048)	(22,048)

	Common Stock		Capital in Excess of Par Value	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance September 30, 2008	526,507	527	213,793	(225,181)	(10,861)
Issuance of common capital stock for conversion of debt valued at par - December 22, 2008	115,205	115	4,378	-	4,493
Issuance of common capital stock for conversion of debt valued at par - January 5, 2009	275,641	276	10,474	-	10,750
Issuance of common capital stock for services valued at par - June 22, 2009	2,564	2	98	-	100
Net loss for the year ended September 30, 2009	-	-	-	(30,779)	(30,779)
Balance September 30, 2009	919,917	920	228,743	(255,960)	(26,297)
Net loss for the year ended September 30, 2010	-	-	-	(18,846)	(18,846)
Imputed Interest Expense for the year ended September 30, 2010	-	-	1,649	-	1,649
Issuance of common capital stock for services valued at $.01 – September 10, 2010	2,564	3	997	-	1,000
Balance September 30, 2010	922,481	923	231,389	(274,806)	(42,494)
Net loss for the year ended September 30, 2011	-	-	-	(37,807)	(37,807)
Imputed Interest Expense for the year ended September 30, 2011	-	-	3,372	-	3.372
Issuance of common capital stock for services valued at $.01 – September 10, 2011	28,206	28	10,972	-	11,000
Balance September 30, 2011	950,687	$951	$245,733	$(312,613)	$(65,929)
Net loss for the year ended September 30, 2012	-	-	-	(19,745)	(19,745)
Imputed Interest Expense for the year ended September 30, 2012	-	-	5,421	-	5,421
Balance September 30, 2012	950,687	$951	$251,154	$(332,358)	$(80,253)
Net loss for the year ended September 30, 2013	-	-	-	(31,772)	(31,772)
Imputed Interest Expense for the year ended September 30, 2013	-	-	6,727	-	6,727
Balance September 30, 2013	950,687	$951	$257,881	$(364,130)	$(105,298)

The accompanying notes are an integral part of these financial statements

SmartData Corporation

[A Development Stage Company]

Statements of Cash Flows

For the Years Ended September 30, 2013 and 2012, and

For the Period from re-entering the development stage [October 1, 1991]

to September 30, 2013

	2013	2012	For the Period from re-entering the development stage [October 1, 1991] to September 30, 2013
Cash Flows from Operating Activities
Net loss	$(31,772)	$(19,745)	$(364,130)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on Forgiveness of Debt	-	-	(2,353)
Non-cash interest expense	6,727	5,421	17,169
Shares issued for Services	-	-	22,450
(Increase)/Decrease in Prepaid Expenses	1,409	(1,409)	-
Increase/(Decrease) in Accounts Payable	5,993	(3,562)	13,103
Expenses Paid by Shareholder	18,000	18,500	97,881
Net Cash from Operating Activities	357	(795)	(215,880)

Cash Flows from Financing Activities
Payments on Convertible Notes Payable – Related Party	(500)	-	(500)
Issuance of Convertible Notes Payable – Related Party	-	1,000	16,150
Issuance of Common Stock	-	-	200,000
Net Cash from Financing Activities	(500)	1,000	216,150

Net Increase (Decrease) in Cash	(143)	205	270

Beginning Cash Balance	413	208	-

Ending Cash Balance	$270	$413	$270

Supplemental Disclosure
Interest Paid	$-	$-	$-
Income Taxes Paid	$-	$-	$-

Non-Cash Transactions
Common Stock Issued for Debt	$-	$-	$19,213

The accompanying notes are an integral part of these financial statements.

SmartData Corporation

Notes to Financial Statements

September 30, 2013

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

b. Provision for Taxes

The Company uses the asset and liability method of accounting for income taxes. At September 30, 2013, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of net operating loss carryforwards. As of September 30, 2013, the Company had no deferred taxes arising from temporary differences between income for financial reporting and income for tax purposes.

As of September 30, 2013, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of IRC §382, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

d. Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates

e. Shares Issued for Services

Share based payments are measured at fair value and recognized over the service period. For the years ended September 30, 2013 and 2012, the Company recognized $0 and $0, respectively, in expenses relating to the issuance of common shares for services performed on the Company’s behalf.

f. Basic Loss Per Common Share

Basic loss per common share has been calculated based on the weighted average number of shares outstanding. Basic loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share is computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method. During periods of net losses dilutive shares are not included, due to anti-dilutive results. As of September 30, 2013 and 2012, there were common share equivalents, attributable to convertible debt, of 243,123 and 198,251 respectively.

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

NOTE 5 - INCOME TAXES

No provision has been made in the financial statements for income taxes because the Company has accumulated losses from operations since inception. Any deferred tax benefit arising from the operating loss carried forward is offset entirely by a valuation allowance since it is not currently estimable when and if the Company will have taxable income to take advantage of the losses. The valuation allowance has increased by $6,123 from $66,472, as of September 30, 2013.

Deferred Tax Asset	Balance	Tax	Rate
Federal loss carryforward (expires through 2033)	$364,130	$54,620	15%
State loss carryforward (expires through 2028)	$364,130	$18,207	5%
Valuation allowance	$-	$(72,827)	-
Deferred tax asset	$-	$-	-

Reported income tax expense is reconciled to the amount computed on the basis of income before income taxes at the statutory rate as follows:

	For the years ended September 30,
	2013	2012
Statutory Benefit (Expense)	(20%)	(20%)
Increase in Valuation Allowance	20%	20%
Reported provision for Income Taxes	-	-

We have no liabilities for unrecognized tax benefits and, as such, we have recorded no additional interest or penalties.

Our policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense. For the years ended September 30, 2013 and 2012, we did not recognize any interest or penalties in our Statement of Operations, nor did we have any interest or penalties accrued in our Balance Sheet at September 30, 2013 and 2012 relating to unrecognized benefits.

The tax years 2009-2013 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which we are subject.

NOTE 6 – PAYABLE TO SHAREHOLDER

From October 1, 2009 through September 30, 2013, the Company received $79,318 in advances from certain officers of the Company under convertible promissory notes. The nature of the advances consists of the officers covering the cost of required corporate expenses. The notes bear no interest and are convertible into shares of the Company’s common stock at a rate of $0.039 per share. Management evaluated the convertible notes and determined that there is no embedded derivative of the conversion feature of the note. Management evaluated the convertible notes payable and determined that there was no intrinsic value of the conversion option due to the fact that the debt is not convertible at a discount to the market value of the stock. Although the notes bear no interest, the Company imputed interest at a rate of 8% and recognized $6,727 and $5,421 in interest expense for the periods September 30, 2013 and September 30, 2012, respectfully, with an increase to additional paid in capital for the same amount.

NOTE 7 – RELATED PARTY CONVERTIBLE PROMISSORY NOTES

As of September 30, 2013 and 2012, respectively, the Company had convertible promissory note balances of $15,500 and $16,000 that were convertible into 39,744 and 41,026 shares of restricted common stock.  The notes are with a shareholder, bear no interest, and are payable on demand.