Form 10-Q
period 2013-12-31
SMARTDATA CORP
filed 2014-02-14
CIK 827876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X .QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2013.

or

      .TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________ to __________

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

Yes  X . No      .

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files [the Registrant has no website]).

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 11, 2014: 950,687

NAME REFERENCES

In this Quarterly Report, references to “SmartData,” the “Company,” “we,” “our,” “us” and words of similar import, refer to “SmartData Corporation,” the Registrant.

FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Quarterly Report.  These factors include, but are not limited to, economic conditions generally in the United States and internationally, and in the industry and markets in which we have and may participate in the future, competition within our chosen industry, our current and intended business, our assets and plans, the effect of applicable United States and foreign laws, rules and regulations on our business and our failure to successfully develop, compete in and finance our current and intended business operations.

You should read any other cautionary statements made in this Quarterly Report as being applicable to all related forward-looking statements wherever they appear in this Quarterly Report. We cannot assure you that the forward-looking statements in this Quarterly Report will prove to be accurate, and therefore, prospective investors are encouraged not to place undue reliance on forward-looking statements. You should read this Quarterly Report completely, and it should be considered in light of all other information contained in the reports or registration statement that we file with the Securities and Exchange Commission (the “SEC”), including all risk factors outlined therein. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future.

JUMPSTART OUR BUSINESS STARTUPS ACT DISCLOSURE

We qualify as an “emerging growth company,” as defined in Section 2(a)(19) of the Securities Act by the Jumpstart Our Business Startups Act (the “JOBS Act”). An issuer qualifies as an “emerging growth company” if it has total annual gross revenues of less than $1.0 billion during its most recently completed fiscal year, and will continue to be deemed an emerging growth company until the earliest of:

•	the last day of the fiscal year of the issuer during which it had total annual gross revenues of $1.0 billion or more;

•	the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the issuer pursuant to an effective registration statement;

•	the date on which the issuer has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or

•	the date on which the issuer is deemed to be a “large accelerated filer,” as defined in Section 240.12b-2 of the Exchange Act.

As an emerging growth company, we are exempt from various reporting requirements. Specifically, we are exempt from the following provisions:

•	Section 404(b) of the Sarbanes-Oxley Act of 2002, which requires evaluations and reporting related to an issuer’s internal controls;

•	Section 14A(a) of the Exchange Act, which requires an issuer to seek shareholder approval of the compensation of its executives not less frequently than once every three years; and

•

Section 14A(b) of the Exchange Act, which requires an issuer to seek shareholder approval of its so-called “golden parachute” compensation, or compensation upon termination of an employee’s employment.

Under the JOBS Act, emerging growth companies may delay adopting new or revised accounting standards that have different effective dates for public and private companies until such time as those standards apply to private companies.  We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2013, and 2012, and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2013, audited financial statements.  The results of operations for the period ended December 31, 2013, are not necessarily indicative of the operating results for the full year.

SmartData Corporation

[A Development Stage Company]

UNAUDITED CONDENSED FINANCIAL STATEMENTS

December 31, 2013

SmartData Corporation

[A Development Stage Company]

CONTENTS

PAGE

Unaudited Condensed Balance Sheets, December 31, 2013 and September 30, 2013	7

Unaudited Condensed Statements of Operations, for the three months ended December 31, 2013, and 2012, and for the period from Re-entering the Development Stage [October 1, 1991] through December 31, 2013	8

Unaudited Condensed Statements of Cash Flows, for the three months ended December 31, 2013, and 2012, and for the period from Re-entering the Development Stage [October 1, 1991] through December 31, 2013	9

Notes to Unaudited Condensed Financial Statements	10

SmartData Corporation

[A Development Stage Company]

UNAUDITED CONDENSED BALANCE SHEETS

As of December 31, 2013 and September 30, 2013

	December 31, 2013	September 30, 2013
Assets
Cash	$507	$270
Total Current Assets	507	270
Total Assets	$507	$270

Liabilities and Stockholders' Deficit

Liabilities
Current Liabilities
Accounts Payable	$15,774	$10,750
Convertible Promissory Note	15,500	15,500
Payable to Shareholder	82,818	79,318
Total Current Liabilities	114,092	105,568
Total Liabilities	114,092	105,568

Stockholders' Deficit
Common Stock - 100,000,000 shares authorized having a par value of $0.001 per share; 950,687 shares issued and outstanding, as of December 31, 2013 and September 30, 2013; respectively	951	951
Capital in Excess of par value	259,809	257,881
Deficit accumulated during the development stage	(374,345)	(364,130)
Total Stockholders' Deficit	(113,585)	(105,298)
Total Liabilities and Stockholders' Deficit	$507	$270

The accompanying notes are an integral part of these unaudited condensed financial statements.

SmartData Corporation

[A Development Stage Company]

Unaudited Condensed Statements of Operations

For the Three-Month Periods Ended December 31, 2013 and 2012 and

for the Period from Re-entering the Development Stage [October 1, 1991] through December 31, 2013

	For the Three Months Ended		For the Period from re-entering the development stage [October 1, 1991]
	December 31,	December 31,	Through Dec. 31,
	2013	2012	2013
Revenues	$-	$-	$-
Operating Expenses
General and Administrative Expenses	8,287	8,176	357,041
Loss from Operations	(8,287)	(8,176)	(357,041)

Other Income (Expense)
Gain on Forgiveness of Debt	-	-	2,353
Interest Expense	(1,928)	(1,568)	(19,657)
Total Other Income (Expense)	(1,928)	(1,568)	(17,304)

Net Loss before income taxes	(10,215)	(9,744)	(374,345)
Income Taxes	-	-	-

Net Loss	$(10,215)	$(9,744)	$(374,345)

Basic and Diluted Loss per share	$(.01)	$(.01)

Basic and diluted weighted average number of common shares outstanding	950,687	950,687

The accompanying notes are an integral part of these unaudited condensed financial statements.

SmartData Corporation

[A Development Stage Company]

Unaudited Condensed Statements of Cash Flows

For the Three-Month Periods Ended December 31, 2013 and 2012 and

for the Period from Re-entering the Development Stage [October 1, 1991] through December 31, 2013

	For the Three Months Ended		From Re-entering the Development Stage [October 1, 1991] through
	December 31,	December 31,	December 31,
	2013	2012	2013
Cash Flows From Operating Activities
Net Loss	$(10,215)	$(9,744)	$(374,345)
Adjustments to reconcile Net Loss to net cash used by operating activities
Gain on forgiveness of debt	-	-	(2,353)
Non-cash interest expense	1,928	1,568	19,097
Shares issued for services	-	-	22,450
Changes in assets and liabilities
Increase (decrease) in accounts payable	5,024	3,155	18,127
Decrease in Prepaid Expenses	-	591	-
Increase in debt - Related Party	3,500	4,500	101,381
Net Cash From Operating Activities	237	70	(215,643)

Cash Flows From Investing Activities
Net Cash From Investing Activities	-	-	-

Cash Flows From Financing Activities
Issuance of Notes Payable	-	-	16,150
Proceeds from issuances of common stock	-	-	200,000
Net Cash From Financing Activities	-	-	216,150

Net Increase (Decrease) in Cash	237	70	507

Beginning Cash Balance	270	413	-

Ending Cash Balance	$507	$483	$507

Supplemental Disclosures
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities:

Common Stock issued for Debt	$-	$-	$19,213

The accompanying notes are an integral part of these unaudited condensed financial statements.

SmartData Corporation

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the interim financial statements reflect all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the results for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report for the year ended September 30, 2013. The operating results for the periods presented are not necessarily indicative of the operating results for the full year.

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

NOTE 3 - NOTES PAYABLE – RELATED PARTY

Through December 31, 2013, the Company had received $101,881 in advances from certain officers of the Company under promissory notes. A balance of $82,818 is still outstanding on these notes. The notes bear no interest and are payable on demand.  Although the notes bear no interest, the Company imputed interest at a rate of 8% and during the three month period ended December 31, 2013 and 2012, recognized $1,928 and $1,568, respectively, in interest expense with an increase to additional paid in capital for the same amount.

NOTE 4 - NEW ACCOUNTING STANDARDS

From time to time, new accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date.  If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s financial statements upon adoption.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS of OPERATIONS.

FORWARD-LOOKING STATEMENT NOTICE

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Quarterly Report.  These factors include, but are not limited to, economic conditions generally in the United States and internationally, and in the industry and markets in which we have and may participate in the future, competition within our chosen industry, our current and intended business, our assets and plans, the effect of applicable United States and foreign laws, rules and regulations on our business and our failure to successfully develop, compete in and finance our current and intended business operations.

You should read any other cautionary statements made in this Quarterly Report as being applicable to all related forward-looking statements wherever they appear in this Quarterly Report. We cannot assure you that the forward-looking statements in this Quarterly Report will prove to be accurate, and therefore, prospective investors are encouraged not to place undue reliance on forward-looking statements. You should read this Quarterly Report completely, and it should be considered in light of all other information contained in the reports or registration statement that we file with the Securities and Exchange Commission (the “SEC”), including all risk factors outlined therein. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company remains in the development stage and has experienced no significant change in liquidity or capital resources or stockholders' equity since inception. The Company's balance sheet as of December 31, 2013, reflects a total asset value of $507. The Company has little cash or line of credit, other than that which present management may agree to extend to or invest in the Company, nor does it expect to have one before a merger is effected. The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

RESULTS OF OPERATIONS

We had no operations during the quarterly period ended December 31, 2013, nor do we have operations as of the date of this filing.  General and administrative expenses were $8,287 for the December 31, 2013 period compared to $8,716 for the December 31, 2012 period. General and administrative expenses for the three months ended December 31, 2013 and 2012 were comprised mainly of accounting and stock transfer fees. We had a net loss of $10,215 for the December 31, 2013 period compared to net loss of $9,744 for the December 31, 2012, period.

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

ITEM 4. CONTROLS AND PROCEDURES.

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

(b) Changes in Internal Control over Financial Reporting. There were no changes in the Company's internal controls over financial reporting, known to the chief executive officer or the chief financial officer, that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

No legal proceedings are threatened or pending against SmartData Corporation, or any of our officers or directors. Further, none of our officers, directors or affiliates are parties against SmartData Corporation, or have any material interests in actions that are adverse to our own.

ITEM 1A. RISK FACTORS.

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None; not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

(a) Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Title of Document	Location

31.1	Certification of the Principal Executive Officer/ Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

32.1	Certification of the Principal Executive Officer/ Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached

101.INS	XBRL Instance Document*
101.PRE.	XBRL Taxonomy Extension Presentation Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.SCH	XBRL Taxonomy Extension Schema*

*Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, or deemed “furnished” and not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

SmartData Corporation

Date: February 12, 2013

By: /s/ Burkeley Priest

Burkeley Priest, President, CEO and CFO