Form 10-Q
period 2014-03-31
SMARTDATA CORP
filed 2014-05-15
CIK 827876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

X .	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

.	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: 000-53498

SmartData Corporation

(Exact name of Registrant as specified in its charter)

Nevada	87-044945
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1436 Legend Hills Dr. Clearfield, Utah 84015
(Address of principal executive offices)

(801) 224-4405
(Registrant’s telephone number)

_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

  X .  Yes       .  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes   X .  No       .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

. Large accelerated filer Accelerated filer	. Non-accelerated filer
X . Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

      .  Yes   X .  No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,578,305 common shares as of May 14, 2014

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our financial statements included in this Form 10-Q are as follows:

4	Balance Sheets as of March 31, 2014 (unaudited) and September 30, 2013 (audited);

5	Statements of Operations for the three and six months ended March 31, 2014 and 2013 (unaudited);

6	Statements of Cash Flow for the six months ended March 31, 2014 and 2013 (unaudited);

7	Notes to Financial Statements.

The accompanying condensed financial statements of SmartData Corporation ( the “Company”) are unaudited, but in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the Company’s financial position, results of operations, and cash flows as of and for the dates and periods presented. The condensed financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information.

These unaudited condensed financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the twelve months ended September 30, 2013, filed with the Securities and Exchange Commission (the “Commission”). The results of operations for the three and six months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the entire year ending September 30, 2014 or for any future period.

SMARTDATA CORPORATION

BALANCE SHEETS

(UNAUDITED)

ASSETS	March 31, 2014	September 30, 2013
Current assets
Cash	$2,770	$270
Total current assets	2,770	270

Fixed Assets	580,973	-
Intangible assets	44,635	-

Total assets	$628,378	$270

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$157,425	$10,750
Deferred Revenue	750	-
Convertible notes payable	-	15,500
Payable to shareholder	-	79,318
Due to related parties	2,740	-
Total current liabilities	160,915	105,568

Notes payable	50,000	-

Total liabilities	210,915	105,568

Stockholders' equity (deficit)
Common stock; $0.001 par value; 100,000,000 shares authorized; 5,543,305 and 950,687 shares issued and outstanding as of March 31, 2014 and September 30, 2013, respectively	5,543	951
Additional paid-in capital	836,825	257,881
Accumulated earnings (deficit)	(424,905)	(364,130)
Total stockholders' equity (deficit)	417,463	(105,298)

Total liabilities and stockholders' equity (deficit)	$628,378	$270

SMARTDATA CORPORATION

STATEMENT OF OPERATIONS

(UNAUDITED)

					For the Period from
					re-entering development stage
	Three Months Ended		Six Months Ended		(October 1, 1991)
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013	through March 31, 2014

Revenues	$-	$-	$-	$-	$-

Cost of revenues	-	-	-	-	-

Gross profit	-	-	-	-	-

Operating expenses
General and administrative expenses	3,474	4,410	3,504	12,586	352,258
Professional fees	4,049	-	12,306	-	12,306
Total operating expenses	7,523	4,410	15,810	12,586	364,564

Loss from operations	(7,523)	(4,410)	(15,810)	(12,586)	(364,564)

Other expense
Gain on forgiveness of debt	-	-	-	-	2,353
Interest expense	(43,037)	(1,645)	(44,965)	(3,213)	(62,694)
Total other expense	(43,037)	(1,645)	(44,965)	(3,213)	(60,341)

Net income (loss)	$(50,560)	$(6,055)	$(60,775)	$(15,799)	$(424,905)

Basic income (loss) per common share	$(0.02)	$(0.01)	$(0.04)	$(0.02)

Basic weighted average common
shares outstanding	2,081,218	950,687	1,509,741	950,687

SMARTDATA CORPORATION

STATEMENT OF CASH FLOWS

(UNAUDITED)

			For the Period from
			re-entering development stage
	Six Months Ending		(October 1, 1991)
	March 31, 2014	March 31, 2013	through March 31, 2014
Cash Flows from Operating Activities
Net loss	$(60,775)	$(15,799)	$(424,905)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on forgiveness of debt	-	-	(2,353)
Imputed interest on related party debt	4,386	3,213	21,555
Amortization of debt discount	40,000	-	40,000
Shares issued for services	3,796	-	26,246
Shares issued for interest expense	578	-	578
Changes in assets and liabilities
Decrease in prepaid expense	-	182	-
Increase (decrease) in accounts payable	(10,225)	3,787	2,878
Increase in deferred revenue	750	-	750
Net Cash from Operating Activities	(21,490)	(8,617)	(335,251)

Cash Flows from investing
Purchase of intangible assets	(2,250)	-	(2,250)
Net cash used in investing activities	(2,250)	-	(2,250)

Cash Flows from Financing Activities
Proceeds from issuance of Common stock	-	9,000	200,000
Proceeds from Related Party Debt	2,740	-	101,121
Payments on Related Party Debt	-	-	-
Proceeds from Convertible Notes/ Loans Payable	59,190	-	59,190
Payments on Convertible Notes/ Loans Payable	(35,690)	-	(35,690)
Payments on Convertible Notes/ Loans Payable- RP	-	-	(500)
Proceeds on Convertible Notes/ Loans Payable- RP	-	-	16,150
Net Cash from Financing Activities	26,240	9,000	340,271

Net Increase (Decrease) in Cash	2,500	383	2,770

Beginning Cash Balance	270	413	-

Ending Cash Balance	$2,770	$796	$2,770

Supplemental Disclosure of cash flow information
Cash paid for interest	$-	$-	$-
Cash paid for tax	$-	$-	$-

Non-Cash investing and financing transactions
Common Stock Issued for Debt	$40,000	$-	$59,213
Shares issued to acquire fixed assets, net of liabilities assumed	$424,073	$-	$424,073
Shares issued to acquire intangible assets	$42,385	$-	$42,385

SMARTDATA CORPORATION

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

1.    DESCRIPTION AND HISTORY OF BUSINESS AND HISTORY

Description and History of Business – SmartData Corporation (the "Company" was incorporated in State of Nevada on October 15, 1987. The original ongoing business of SmartData was the distribution and sale of computer hardware and software. SmartData provided small businesses a framework to measure productivity, and offered additional services such as staff leasing, insurance benefits, and retirement planning. SmartData conducted a 504 public offering in the State of Nevada in December 1987. Smart Data began trading publicly in January 1988. Due to a series of unfortunate events, including the untimely death of the founding CEO, Mr. Paul Gambles, SmartData discontinued active business operations in 1992.

On March 25, 2014, SmartData Corporation,  entered into an Asset and Intellectual Property Purchase Agreement ("Purchase Agreement").   Pursuant to which the Company acquired: (i) all Intellectual Property rights, title and interest in Patent # 8,105,401 'Parallel Path, Downdraft Gasifier Apparatus and Method' (ii) all Intellectual Property rights, title and interest in Patent # 8,518,133 'Parallel Path, Downdraft Gasifier Apparatus and Method'  (iii) all of the Property rights, title and interest in a 32 inch Downdraft Gasifier ("Gasifier").  Pursuant to the Purchase Agreement the Company agreed to issue 715,320 shares of "SMARTDATA" $0.001 par value common stock and assume of $156,900 in liabilities to Petersen Incorporated for the engineering and construction of the Gasifier.

Upon execution of the Asset Purchase agreement the Company ceased to be a shell Company as defined in Rule 12b-2 under the Exchange Act. The Company intends to pursue the development of operations through the acquisition and development of green energy technologies.

SmartData Corporation is in the business of acquiring, licensing and marketing patents and technology to create renewable energy from solid waste. We plan to turn today’s landfill dilemma into today’s energy solution.

SmartData Corporation's technology converts any organic material into SynGas. SynGas can be used as clean, renewable, environmentally friendly, warming fuel for power plants, motor vehicles, and as feedstock for the generation of DME (Di-Methyl Ether). DME is the premier energy carrier and offers a range of important benefits:

•

Simple and low cost of production

•

An environmentally-benign propellant and coolant

•

Clean-burning and high energy efficiency

•

Lower transportation and distribution costs

•

Easily converted into other fuels and chemicals

The Stratean Gasifier converts the following materials into clean, reusable, renewable, and affordable energy:

•

Municipal Solid Waste (MSW)

•

Municipal sewage sludge

•

Food and cooking waste

•

Petroleum sludge and oily wastes

•

Animal manures

•

Cellulosic and non-cellulosic biomass

•

Energy crops

•

Scrap tires

•

Coal

The process involves the grinding, drying, separating, mixing, and then pelletizing of solid waste. These pellets constitute the feedstock for the Gasifier. Gasifying the pellets produces SynGas.  SynGas can be converted into multiple forms of energy including motor vehicle and jet fuels. The SynGas produced is so clean that it generally does not require hot-gas cleanup. SynGas is mostly hydrogen and carbon monoxide. Hydrogen and carbon monoxide are primary building blocks for fuels and chemicals. SynGas is a clean burning fuel suitable for use in duel-fuel diesel engines, gas turbines, and steam boilers.

The SmartData Stratean process has turned the world’s waste problem into an abundant, renewable resource of energy. The Stratean production can be adapted to the specific energy requirements of a given area. Communities benefit from the countless options created including inexpensive green electric power for homes, clean-burning fuel for garbage trucks, street maintenance equipment, or for resale to other municipalities. Because of the modular nature of the components intrinsic to the process, the plant could provide one energy source, then be converted to provide a different energy product. A Stratean facility could produce additional electric power during the peak demand part of the day and produce fuels during the rest of the day.

2.    SUMMARY OF SIGNIFICANT POLICIES

This summary of significant accounting policies of SmartData Corporation is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $(424,905) since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Basis of Presentation – The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. All references to Generally Accepted Accounting Principles (“GAAP”) are in accordance with The FASB Accounting Standards Codification (“ASC”) and the Hierarchy of Generally Accepted Accounting Principles.

The unaudited condensed interim financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These condensed financial statements should be read in conjunction with the audited financial statements and notes for the year ended September 30, 2013 included in Annual Report on Form 10-K. The results of the six month period ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year ending September 30, 2014.

Use of estimates – The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

Cash and cash equivalents – For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. There was $2,770 and $270 in cash and cash equivalents as of March 31, 2014 and March 31, 2013, respectively.

Fair Value of Financial Instruments – The carrying amounts reflected in the balance sheets for cash, accounts payable and accrued expenses approximate the respective fair values due to the short maturities of these items. The Company does not hold any investments that are available-for-sale.

As required by the Fair Value Measurements and Disclosures Topic of the FASB ASC, fair value is measured based on a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The three levels of the fair value hierarchy are described below:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2: Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

Revenue recognition –  The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” and No. 104, “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured. For the periods ended March 31, 2014 and 2013 the Company reported revenues of $0 and $0, respectively.

Accounts Receivable – Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms requiring payment within 60 days from the invoice date.  The carrying amount of accounts receivable is reviewed periodically for collectability.  If  management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded.  Management reviews each accounts receivable balance that exceeds 60 days from the invoice date and, based on an assessment of creditworthiness, estimates the portion, if any, of the balance that will not be collected.  As of March 31, 2014, the Company had not recorded  a reserve for doubtful accounts.

Long-lived Assets –  In accordance with the Financial Accounting Standards Board ("FASB") Accounts Standard Codification (ASC) ASC 360-10, "Property, Plant and Equipment," the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

Income taxes – The Company accounts for its income taxes in accordance with FASB Codification Topic ASC 740-10, “Income Taxes”, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Stock-based compensation – The Company follows the guidelines in FASB Codification Topic ASC 718-10 “Compensation-Stock Compensation”, which provides investors and other users of financial statements with more complete and neutral financial information, by requiring that the compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. ASC 718-10 covers a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. As of March 31, 2014, the Company has not implemented an employee stock based compensation plan.

Non-Employee Stock Based Compensation –  The Company accounts for stock based compensation awards issued to non-employees for services, as prescribed by ASC 718-10, at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in ASC 505-50. The Company may issues compensatory shares for services including, but not limited to, executive, management, accounting, operations, corporate communication, financial and administrative consulting services.

Earnings (loss) per share – The Company reports earnings (loss) per share in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 260-10 “Earnings Per Share”, which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive.

Recent Accounting Pronouncements – The Company has evaluated the recent accounting pronouncements through ASU 2014-05 and believes that none of them will have a material effect on the Company’s financial statements.

3.    FIXED ASSETS

On March 25, 2014, SmartData Corporation,  entered into an Asset and Intellectual Property Purchase Agreement ("Purchase Agreement").   Pursuant to which the Company acquired all of the Property rights, title and interest in a 32 inch Downdraft Gasifier ("Gasifier").  Pursuant to the Purchase Agreement the Company agreed to issue 646,041 shares of "SMARTDATA" $0.001 par value common stock and assume of $156,900 in liabilities to Petersen Incorporated for the engineering and construction of the Gasifier.

Fixed assets are capitalized at their historical cost and are depreciated over their estimated useful lives. As of March 31, 2014, our fixed asset had not been placed into service and no depreciation expense had been recorded.  Depreciation of our assets will begin upon being placed into service.

4.    INTANGIBLE AND OTHER ASSETS

On March 25, 2014, SmartData Corporation,  entered into an Asset and Intellectual Property Purchase Agreement ("Purchase Agreement").   Pursuant to which the Company acquired: (i) all Intellectual Property rights, title and interest in Patent # 8,105,401 'Parallel Path, Downdraft Gasifier Apparatus and Method' (ii) all Intellectual Property rights, title and interest in Patent # 8,518,133 'Parallel Path, Downdraft Gasifier Apparatus and Method'.  Pursuant to the Purchase Agreement the Company agreed to issue 45,477 shares of "SMARTDATA" $0.001 par value common stock a for these intellectual property rights.

Patents, intellectual property and trademarks are capitalized at their historical cost and are amortized over their estimated useful lives. As of March 31, 2014, patents and trademarks total $47,727, net of  $3,092 of accumulated amortization.

5.      RELATED PARTY TRANSACTIONS

We utilize office space at the residence(s) of our Officers to conduct our activities at no charge.

From October 1, 2009 through February 23, 2014, the Company received $81,158 in advances from Burkeley J. Priest, a former sole director and officer of the Company under convertible promissory notes.  The notes bear no interest and are convertible into shares of the Company’s common stock at a rate of $0.039 per share.  Although the notes bear no interest, the Company imputed interest at a rate of 8% and recognized $6,727 and $5,421 in interest expense for the periods September 30, 2013 and September 30, 2012 respectively.

On February 24, 2014, the Company entered into a Debt Settlement Agreement with Burkeley J. Priest, former sole director and officer of the Company, to settle all outstanding convertible debts which consists of advances provided to the Company of $81,158. Pursuant to the Debt Settlement Agreement, a cash payment of $19,500 and a $33,341 non-interest bearing promissory note due on February 24, 2016 has been issued to Mr. Priest as full consideration for all outstanding convertible debts.  Approximately $28,318 of contributed capital will be recognized as a result of the Settlement Agreement.

On February 24, 2014, the Company entered into a Debt Settlement Agreement with Munson Family Limited Partnership, an entity controlled by Gerard Rice, a former director and officer of the Company, to settle all outstanding convertible debts which consists of advances provided to the Company of $16,659. Pursuant to the Debt Settlement Agreement, a $16,659 non-interest bearing promissory note due on February 24, 2016 has been issued to Munson Family Limited Partnership as full consideration for all outstanding convertible debts.

On February 23, 2014, Bruce L. Lybbert was appointed as the sole officer and director for the company.  As consideration for his appointment Mr. Lybbert received 1,500,000 shares of the Company's common stock valued at $0.001 per share.  The shares received represented 61.2% of the Company's issued and outstanding shares of common stock at the time of issuance.

On March 6, 2014, Mr. Zachary Bradford was appointed to serve as the Chief Financial Officer, Secretary, Treasurer and as a Director of Smartdata Corporation.  Mr. Bradford received 530,760 shares of the Company's common stock valued at $0.001 per share for his appointment as the Chief Financial Officer, Secretary, Treasurer and Director of the Company.

On March 13, 2014, Mr. Schultz was appointed to serve as the Chief Executive Officer and as a director of Smartdata Corporation.  Mr. Schultz received 1,500,000 shares of the Company's common stock valued at $0.001 per share for his appointment as the Chief Executive Officer and Director of the Company.

On March 13, 2014, Mr. Barrett was appointed to serve as the Chief Operating Officer of Smartdata Corporation.  Mr. Barrett received 265,380 shares of the Company's common stock valued at $0.001 per share for his appointment as the Chief Operating Officer of the Company.

On March 25, 2014, SMS Management Services, LLC("SMS") an entity approximately 66% controlled by S. Matthew Schultz the Company's Chief Executive Officer and Bruce Lybbert a Director of the Company and SmartData Corporation, (the "Company") entered into an Asset and Intellectual Property Purchase Agreement ("Purchase Agreement").   Pursuant to which SMS sold to the Company: (i) all Intellectual Property rights, title and interest in Patent # 8,105,401 'Parallel Path, Downdraft Gasifier Apparatus and Method' (ii) all Intellectual Property rights, title and interest in Patent # 8,518,133 'Parallel Path, Downdraft Gasifier Apparatus and Method'  (iii) all of the Property rights, title and interest in a 32 inch Downdraft Gasifier ("Gasifier").

Pursuant to the Purchase Agreement the Company agreed to issue 715,320 shares of "SMARTDATA" $0.001 par value common stock to SMS or it's designees and assume $156,900 in liabilities due to Petersen Incorporated for the engineering and construction of the Gasifier. (See Note 3.  Intangible and other assets for additional details)

6.      CURRENT AND LONG TERM NOTES PAYABLE

On February 12, 2014, the Company entered into a Convertible Promissory Note with an investor (“Holder”) in the original principle amount of $40,000 bearing a 12% annual interest rate and maturing December 31, 2015. This convertible note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated as 50% of the market price which means the average market price of the twenty trading prices immediately prior to the conversion date.  On March 28, 2014, the Holder converted 81,159 shares of common stock of the Company for $40,000 and $579 in principal and interest, respectively and the Convertible Promissory Note was paid in full.

On February 24, 2014, the Company entered into a Debt Settlement Agreement with Burkeley J. Priest, former sole director and officer of the Company, to settle all outstanding convertible debts which consists of advances provided to the Company of $81,158. Pursuant to the Debt Settlement Agreement, a cash payment of $19,500 and a $33,341 non-interest bearing promissory note due on February 24, 2016 has been issued to Mr. Priest as full consideration for all outstanding convertible debts.  Approximately $28,318 of contributed capital will be recognized as a result of the Settlement Agreement.

On February 24, 2014, the Company entered into a Debt Settlement Agreement with Munson Family Limited Partnership, an entity controlled by Gerard Rice, a former director and officer of the Company, to settle all outstanding convertible debts which consists of advances provided to the Company of $16,659. Pursuant to the Debt Settlement Agreement, a $16,659 non-interest bearing promissory note due on February 24, 2016 has been issued to Munson Family Limited Partnership as full consideration for all outstanding convertible debts.

7.    STOCKHOLDERS’ EQUITY (DEFICIT)

On February 23, 2014, Bruce L. Lybbert was appointed as the sole officer and director for the company.  As consideration for his appointment Mr. Lybbert received 1,500,000 shares of the Company's common stock valued at $0.001 per share.  The shares received represented 61.2% of the Company's issued and outstanding shares of common stock at the time of issuance.

On March 6, 2014, Mr. Zachary Bradford was appointed to serve as the Chief Financial Officer, Secretary, Treasurer and as a Director of Smartdata Corporation.  Mr. Bradford received 530,760 shares of the Company's common stock valued at $0.001 per share for his appointment as the Chief Financial Officer, Secretary, Treasurer and Director of the Company.

On March 13, 2014, Mr. Schultz was appointed to serve as the Chief Executive Officer and as a director of Smartdata Corporation.  Mr. Schultz received 1,500,000 shares of the Company's common stock valued at $0.001 per share for his appointment as the Chief Executive Officer and Director of the Company.

On March 13, 2014, Mr. Barrett was appointed to serve as the Chief Operating Officer of Smartdata Corporation.  Mr. Barrett received 265,380 shares of the Company's common stock valued at $0.001 per share for his appointment as the Chief Operating Officer of the Company.

On March 25, 2014, SMS Management Services, LLC("SMS") an entity approximately 66% controlled by S. Matthew Schultz the Company's Chief Executive Officer and Bruce Lybbert a Director of the Company and SmartData Corporation, (the "Company") entered into an Asset and Intellectual Property Purchase Agreement ("Purchase Agreement").   Pursuant to which SMS sold to the Company: (i) all Intellectual Property rights, title and interest in Patent # 8,105,401 'Parallel Path, Downdraft Gasifier Apparatus and Method' (ii) all Intellectual Property rights, title and interest in Patent # 8,518,133 'Parallel Path, Downdraft Gasifier Apparatus and Method'  (iii) all of the Property rights, title and interest in a 32 inch Downdraft Gasifier ("Gasifier").

Pursuant to the Purchase Agreement the Company agreed to issue 715,320 shares of "SMARTDATA" $0.001 par value common stock to SMS or its designees and assume $156,900 in liabilities due to Petersen Incorporated for the engineering and construction of the Gasifier. (See Note 3.  Intangible and other assets for additional details)

8.    SUBSEQUENT EVENTS

On May 5, 2014, the Company received $40,000 pursuant to a private placement agreement with an investor.  40,000 shares of SmartData Corporation $0.001 par value common stock and 4,000 warrants at a purchase price equal to $1.00 per share of common stock and Warrants.   The warrants allow the holder to purchase shares of the Company's $0.001 par value common stock at 10% over the per share price purchase of the common stock or $1.10.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.   These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions.  We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Company Overview

SmartData Corporation (the "Company" was incorporated in State of Nevada on October 15, 1987. The original ongoing business of SmartData was the distribution and sale of computer hardware and software. SmartData provided small businesses a framework to measure productivity, and offered additional services such as staff leasing, insurance benefits, and retirement planning. SmartData conducted a 504 public offering in the State of Nevada in December 1987. Smart Data began trading publicly in January 1988. Due to a series of unfortunate events, including the untimely death of the founding CEO, Mr. Paul Gambles, SmartData discontinued active business operations in 1992.

On March 25, 2014, SmartData Corporation,  entered into an Asset and Intellectual Property Purchase Agreement ("Purchase Agreement").   Pursuant to which the Company acquired: (i) all Intellectual Property rights, title and interest in Patent # 8,105,401 'Parallel Path, Downdraft Gasifier Apparatus and Method' (ii) all Intellectual Property rights, title and interest in Patent # 8,518,133 'Parallel Path, Downdraft Gasifier Apparatus and Method'  (iii) all of the Property rights, title and interest in a 32 inch Downdraft Gasifier ("Gasifier").  Pursuant to the Purchase Agreement the Company agreed to issue 715,320 shares of "SMARTDATA" $0.001 par value common stock and assume of $156,900 in liabilities to Petersen Incorporated for the engineering and construction of the Gasifier.

Upon execution of the Asset Purchase agreement the Company ceased to be a shell Company as defined in Rule 12b-2 under the Exchange Act. The Company intends to pursue the development of operations through the acquisition and development of green energy technologies.

SmartData Corporation is in the business of acquiring, licensing and marketing patents and technology to create renewable energy from solid waste. We plan to turn today’s landfill dilemma into today’s energy solution.

SmartData Corporation's technology converts any organic material into SynGas. SynGas can be used as clean, renewable, environmentally friendly, warming fuel for power plants, motor vehicles, and as feedstock for the generation of DME (Di-Methyl Ether). DME is the premier energy carrier and offers a range of important benefits:

•

Simple and low cost of production

•

An environmentally-benign propellant and coolant

•

Clean-burning and high energy efficiency

•

Lower transportation and distribution costs

•

Easily converted into other fuels and chemicals

The Stratean Gasifier converts the following materials into clean, reusable, renewable, and affordable energy:

•

Municipal Solid Waste (MSW)

•

Municipal sewage sludge

•

Food and cooking waste

•

Petroleum sludge and oily wastes

•

Animal manures

•

Cellulosic and non-cellulosic biomass

•

Energy crops

•

Scrap tires

•

Coal

The process involves the grinding, drying, separating, mixing, and then pelletizing of solid waste. These pellets constitute the feedstock for the Gasifier. Gasifying the pellets produces SynGas.  SynGas can be converted into multiple forms of energy including motor vehicle and jet fuels. The SynGas produced is so clean that it generally does not require hot-gas cleanup. SynGas is mostly hydrogen and carbon monoxide. Hydrogen and carbon monoxide are primary building blocks for fuels and chemicals. SynGas is a clean burning fuel suitable for use in duel-fuel diesel engines, gas turbines, and steam boilers.

The SmartData Stratean process has turned the world’s waste problem into an abundant, renewable resource of energy. The Stratean production can be adapted to the specific energy requirements of a given area. Communities benefit from the countless options created including inexpensive green electric power for homes, clean-burning fuel for garbage trucks, street maintenance equipment, or for resale to other municipalities. Because of the modular nature of the components intrinsic to the process, the plant could provide one energy source, then be converted to provide a different energy product. A Stratean facility could produce additional electric power during the peak demand part of the day and produce fuels during the rest of the day.

Results of Operations for the Three Months Ended March 31, 2014 and 2013

Operating Expenses

General and administrative fees decreased to $3,474 for the three months ended March 31, 2014 from $4,410 for the same period ended March 31, 2013. Our general and administrative expenses for the three months ended March 31, 2014 consisted mainly of expenses incurred as a result of fundraising efforts. In comparison, our general and administrative expenses for the three months ended March 31, 2013 consisted mainly of expenses related to SEC compliance.

Professional fees increased to $4,049 for the three months ended March 31, 2014 from $0 for the same period ended March 31, 2013. Our professional fees expenses for the three months ended March 31, 2014 consisted mainly of expenses legal and consulting fees . In comparison, our professional fees expenses for the three months ended March 31, 2013 was $0.

Other Expenses

We had other expenses of $(43,037)for the three months ended March 31, 2014, compared with other expenses of $(1,645) for the three months ended March 31, 2013. This was largely the result of discount amortization expense charged to interest expenses during the three months ended March 31, 2014 In comparison, our other expenses for the three months ended March 31, 2013 consisted mainly of imputed interest on officer loans.

Net Loss

We recorded a net loss of $(50,560) for the three months ended March 31, 2014, as compared with a net loss of $(6,055) for the three months ended March 31, 2013.

Results of Operations for the Six Months Ended March 31, 2014 and 2013

Operating Expenses

General and administrative fees decreased to $3,504 for the six months ended March 31, 2014 from $12,586 for the same period ended March 31, 2013. Our general and administrative expenses for the six months ended March 31, 2014 consisted mainly of expenses incurred as a result of fundraising efforts. In comparison, our general and administrative expenses for the six months ended March 31, 2013 consisted mainly of expenses related to SEC compliance.

Professional fees increased to $12,306 for the six months ended March 31, 2014 from $0 for the same period ended March 31, 2013. Our professional fees expenses for the six months ended March 31, 2014 consisted mainly of expenses legal and consulting fees . In comparison, our professional fees expenses for the six months ended March 31, 2013 was $0.

Other Expenses

We had other expenses of $(44,965) for the six months ended March 31, 2014, compared with other expenses of $(3,213) for the six months ended March 31, 2013. This was largely the result of discount amortization expense charged to interest expenses during the six months ended March 31, 2014 In comparison, our other expenses for the six months ended March 31, 2013 consisted mainly of imputed interest on officer loans.

Net Loss

We recorded a net loss of $(60,775) for the six months ended March 31, 2014, as compared with a net loss of $(15,799) for the six months ended March 31, 2013.

Liquidity and Capital Resources

As of March 31, 2014, we had total current assets of $2,770 and total assets in the amount of $628,378. Our total current liabilities as of March 31, 2014 were $160,915. We had a working capital deficit of $158,145 as of March 31, 2014.

Operating activities used $(21,490) in cash for the six months ended March 31, 2014. Our net loss of $(60,775) was the main component of our negative operating cash flow, offset mainly by amortization of debt discount of $40,000, imputed interest of $4,386 and an decrease in accounts payable and accrued liabilities of $(10,225).

Cash flows used by investing activities during the six months ended March 31, 2014 was $(2,250) as a result of the purchase of fixed and intangible assets.

Cash flows provided by financing activities during the six months ended March 31, 2014 amounted to $26,240 and consisted of $59,190 in proceeds on loans payable, offset mainly by $(35,690) in payments on convertible promissory notes.

Based upon our current financial condition, we do not have sufficient cash to operate our business at the current level for the next twelve months. We intend to fund operations through increased sales and debt and/or equity financing arrangements, which may be insufficient to fund expenditures or other cash requirements. We plan to seek additional financing in a private equity offering to secure funding for operations. There can be no assurance that we will be successful in raising additional funding. If we are not able to secure additional funding, the implementation of our business plan will be impaired. There can be no assurance that such additional financing will be available to us on acceptable terms or at all.

Off Balance Sheet Arrangements

As of March 31, 2014, there were no off balance sheet arrangements.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $(424,905) since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Use of estimates – The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts

Royalty sales – We also recognize royalty revenue from licensing our patented product formulations only when earned, with no further contingencies or material performance obligations are warranted, and thereby have earned the right to receive and retain reasonably assured payments.

Revenue recognition –  The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” and No. 104, “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured. For the periods ended March 31, 2014 and 2013 the Company reported revenues of $0 and $0, respectively.

Accounts Receivable – Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms requiring payment within 60 days from the invoice date.  The carrying amount of accounts receivable is reviewed periodically for collectability.  If  management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded.  Management reviews each accounts receivable balance that exceeds 60 days from the invoice date and, based on an assessment of creditworthiness, estimates the portion, if any, of the balance that will not be collected.  As of March 31, 2014, the Company had not recorded  a reserve for doubtful accounts.

Long-lived Assets –  In accordance with the Financial Accounting Standards Board ("FASB") Accounts Standard Codification (ASC) ASC 360-10, "Property, Plant and Equipment," the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

Recently Issued Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.     Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2014.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2014, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of March 31, 2014, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting.  During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending December 31, 2014: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2014 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A:  Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The information set forth below relates to our issuances of securities without registration under the Securities Act of 1933 during the reporting period which were not previously included in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

On May 5, 2014, the Company received $40,000 pursuant to a private placement agreement with an investor.  40,000 shares of  SmartData Corporation $0.001 par value common stock and 4,000 warrants at a purchase price equal to $1.00 per share of common stock and Warrants.   The warrants allow the holder to purchase shares of the Company's $0.001 par value common stock at 10% over the per share price purchase of the common stock or $1.10.

These securities were issued pursuant to Section 4(2) of the Securities Act and/or Rule 506 promulgated thereunder. The holders represented their intention to acquire the securities for investment only and not with a view towards distribution. The investors were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We directed our transfer agent to issue the stock certificates with the appropriate restrictive legend affixed to the restricted stock.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SmartData Corporation

Date:	May 15, 2014

By: /s/ S. Matthew Schultz S. Matthew Schultz Title: Chief Executive Officer

Date:	May 15, 2014

By: /s/Zachary K. Bradford Zachary K Bradford Title: Chief Financial Officer