Form 10-Q
period 2014-06-30
SMARTDATA CORP
filed 2014-08-14
CIK 827876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

  X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,618,305 common shares as of July 23, 2014

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1

Balance Sheets as of June 30, 2014 (unaudited) and September 30, 2013 (audited);

F-2

Statements of Operations for the three and nine months ended June 30, 2014 and 2013 (unaudited);

F-3

Statements of Cash Flow for the nine months ended June 30, 2014 and 2013 (unaudited);

F-4

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

These unaudited condensed financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the twelve months ended September 30, 2013, filed with the Securities and Exchange Commission (the “Commission”). The results of operations for the three and nine months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the entire year ending September 30, 2014 or for any future period.

SMARTDATA CORPORATION

BALANCE SHEETS

(UNAUDITED)

ASSETS	June 30, 2014	September 30, 2013
Current assets
Cash	$62,335	$270
Prepaid expense	3,000	-
Total current assets	65,335	270

Fixed Assets	580,973	-
Intangible assets	43,843	-

Total assets	690,151	270

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$157,590	$10,750
Convertible notes payable	-	15,500
Payable to shareholder	-	79,318
Due to related parties	-	-
Total current liabilities	157,590	105,568

Notes payable	50,000	-

Total liabilities	207,590	105,568

Stockholders' equity (deficit)
Common stock; $0.001 par value; 100,000,000 shares authorized;5,618,305 and 950,687 shares issued and outstanding as of June 30, 2014 and September 30, 2013, respectively	5,618	951
Additional paid-in capital	912,747	257,881
Accumulated earnings (deficit)	(435,804)	(364,130)
Total stockholders' equity (deficit)	482,561	(105,298)

Total liabilities and stockholders' equity (deficit)	$690,151	$270

SMARTDATA CORPORATION

STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Revenues	$2,555	$-	$2,555	$-

Cost of revenues	700	-	700	-

Gross profit	1,855	-	1,855	-

Operating expenses
General and administrative expenses	9,457	3,837	12,961	16,423
Professional fees	2,300	-	14,606	-
Total operating expenses	11,757	3,837	27,567	16,423

Loss from operations	(9,902)	(3,837)	(25,712)	(16,423)

Other expense
Interest expense	(997)	(1,697)	(45,962)	(4,910)
Total other expense	(997)	(1,697)	(45,962)	(4,910)

Net income (loss)	$(10,899)	$(5,534)	$(71,674)	$(21,333)

Basic income (loss) per common share	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Basic weighted average common
shares outstanding	2,878,912	950,687	5,574,349	950,687

SMARTDATA CORPORATION

STATEMENT OF OPERATIONS

(UNAUDITED)

	June 30, 2014	June 30, 2013
Cash Flows from Operating Activities
Net loss	$(71,674)	$(21,333)
Adjustments to reconcile net loss to net cash provided by operating activities:
Imputed interest on related party debt	5,383	4,910
Amortization of debt discount	40,000	-
Shares issued for services	3,796	-
Amortization of intangible assets	792	-
Shares issued for interest expense	578	-
Changes in assets and liabilities
(Increase) decrease in prepaid expense	(3,000)	1,409
Increase (decrease) in accounts payable	(10,060)	4,004
Increase in deferred revenue	-	-
Net cash from operating activities	(34,185)	(11,010)

Cash Flows from investing
Purchase of intangible assets	(2,250)	-
Net cash used in investing activities	(2,250)	-

Cash Flows from Financing Activities
Proceeds from issuance of common stock	75,000	-
Proceeds from related party debt	5,881	11,500
Payments on related party debt	(5,881)	(500)
Proceeds from convertible notes payable	59,190	-
Payments on convertible notes payable	(35,690)	-
Net cash from financing activities	98,500	11,000

Net increase (decrease) in Cash	62,065	(10)

Beginning cash balance	270	413

Ending cash balance	$62,335	$403

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for tax	$-	$-

Non-Cash investing and financing transactions
Common stock issued for debt	$40,000	$-
Shares issued to aquire fixed assets, net of liabilites assumed	$424,073	$-
Shares issued to aquire intangible assets	$42,385	$-

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

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $(435,804) since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Basis of Presentation – The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. All references to Generally Accepted Accounting Principles (“GAAP”) are in accordance with The FASB Accounting Standards Codification (“ASC”) and the Hierarchy of Generally Accepted Accounting Principles.

The unaudited condensed interim financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These condensed financial statements should be read in conjunction with the audited financial statements and notes for the year ended September 30, 2013 included in Annual Report on Form 10-K. The results of the nine month period ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year ending September 30, 2014.

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

Cash and cash equivalents – For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. There was $62,335 and $270 in cash and cash equivalents as of June 30, 2014 and September 30, 2013, respectively.

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

Revenue recognition – The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” and No. 104, “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured. For the periods ended June 30, 2014 and 2013 the Company reported revenues of $2,555 and $0, respectively.

Accounts Receivable – Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms requiring payment within 60 days from the invoice date. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded. Management reviews each accounts receivable balance that exceeds 60 days from the invoice date and, based on an assessment of creditworthiness, estimates the portion, if any, of the balance that will not be collected. As of June 30, 2014, the Company had not recorded a reserve for doubtful accounts.

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

Stock-based compensation – The Company follows the guidelines in FASB Codification Topic ASC 718-10 “Compensation-Stock Compensation”, which provides investors and other users of financial statements with more complete and neutral financial information, by requiring that the compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. ASC 718-10 covers a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. As of June 30, 2014, the Company has not implemented an employee stock based compensation plan.

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

Recent Accounting Pronouncements – On June 10, 2014, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2014-10, Development Stage Entities (Topic 915) – Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation, which eliminates the concept of a development stage entity (DSE) its entirety from current accounting guidance. We have elected early adoption of this standard, which eliminates the designation of DSEs and the requirement to disclose results of operations and cash flows since inception.

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

Fixed assets are capitalized at their historical cost and are depreciated over their estimated useful lives. As of June 30, 2014, our fixed asset had not been placed into service and no depreciation expense had been recorded. Depreciation of our assets will begin upon being placed into service, which the Company anticipates occurring during the quarter ending September 30, 2014.

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

Patents, intellectual property and trademarks are capitalized at their historical cost and are amortized over their estimated useful lives. As of June 30, 2014, patents and trademarks total $43,843, net of $3,884 of accumulated amortization.

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

On July 12, 2014, the Company received $30,000 pursuant to a private placement agreement with an investor. 30,000 shares of SmartData Corporation $0.001 par value common stock and 3,000 warrants at a purchase price equal to $1.00 per share of common stock and Warrants. The warrants allow the holder to purchase shares of the Company's $0.001 par value common stock at 10% over the per share price purchase of the common stock or $1.10.

On July 13, 2014, the Company received $5,000 pursuant to a private placement agreement with an investor. 5,000 shares of SmartData Corporation $0.001 par value common stock and 500 warrants at a purchase price equal to $1.00 per share of common stock and Warrants. The warrants allow the holder to purchase shares of the Company's $0.001 par value common stock at 10% over the per share price purchase of the common stock or $1.10.

8. SUBSEQUENT EVENTS

The Company has evaluated events subsequent to the balance sheet through the issuance date of these financial statements in accordance with FASB ASC 855 and has determined that there are no such events that would require adjustment to, or disclosure in, the financial statements.

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

Results of Operations for the Three Months Ended June 30, 2014 and 2013

Revenues

Our revenue for the three months ended June 30, 2014 was $2,555, an increase from $0 for the same period ended June 30, 2014.

Cost of Revenues

Our cost of revenue for the three months ended June 30, 2014 was $700, an increase from $0 for the same period ended June 30, 2014.

Gross Profit

Gross Profit for the three months ended June 30, 2014 was $1,855 or approximately 73% of revenues. Gross profit for the three months ended June 30, 2013 was $0.

Operating Expenses

General and administrative fees increased to $9,457 for the three months ended June 30, 2014 from $3,837 for the same period ended June 30, 2013. Our general and administrative expenses for the three months ended June 30, 2014 consisted mainly of expenses incurred as a result of fundraising efforts. In comparison, our general and administrative expenses for the three months ended June 30, 2013 consisted mainly of expenses related to SEC compliance.

Professional fees increased to $2,300 for the three months ended June 30, 2014 from $0 for the same period ended June 30, 2013. Our professional fees expenses for the three months ended June 30, 2014 consisted mainly of expenses legal and consulting fees . In comparison, our professional fees expenses for the three months ended June 30, 2013 was $0.

Other Expenses

We had other expenses of $(997)for the three months ended June 30, 2014, compared with other expenses of $(1,697) for the three months ended June 30, 2013. This was largely the result of settlement of debts during the prior quarter. Our other expenses for the three months ended June 30, 2014 and 2013 consisted mainly of imputed interest on officer loans.

Net Loss

We recorded a net loss of $(10,899) for the three months ended June 30, 2014, as compared with a net loss of $(5,534) for the three months ended June 30, 2013.

Results of Operations for the Nine Months Ended June 30, 2014 and 2013

Revenues

Our revenue for the nine months ended June 30, 2014 was $2,555, an increase from $0 for the same period ended June 30, 2014.

Cost of Revenues

Our cost of revenue for the nine months ended June 30, 2014 was $700, an increase from $0 for the same period ended June 30, 2014.

Gross Profit

Gross Profit for the nine months ended June 30, 2014 was $1,855 or approximately 73% of revenues. Gross profit for the nine months ended June 30, 2013 was $0.

Operating Expenses

General and administrative fees decreased to $12,961 for the nine months ended June 30, 2014 from $16,423 for the same period ended June 30, 2013. Our general and administrative expenses for the nine months ended June 30, 2014 consisted mainly of expenses incurred as a result of fundraising efforts. In comparison, our general and administrative expenses for the nine months ended June 30, 2013 consisted mainly of expenses related to SEC compliance.

Professional fees increased to $14,606 for the nine months ended June 30, 2014 from $0 for the same period ended June 30, 2013. Our professional fees expenses for the nine months ended June 30, 2014 consisted mainly of expenses legal and consulting fees . In comparison, our professional fees expenses for the nine months ended June 30, 2013 was $0.

Other Expenses

We had other expenses of $(45,962) for the nine months ended June 30, 2014, compared with other expenses of $(4,910) for the nine months ended June 30, 2013. This was largely the result of discount amortization expense charged to interest expenses during the nine months ended June 30, 2014 In comparison, our other expenses for the nine months ended June 30, 2013 consisted mainly of imputed interest on officer loans.

Net Loss

We recorded a net loss of $(71,674) for the nine months ended June 30, 2014, as compared with a net loss of $(21,333) for the nine months ended June 30, 2013.

Liquidity and Capital Resources

As of June 30, 2014, we had total current assets of $65,335 and total assets in the amount of $690,151. Our total current liabilities as of June 30, 2014 were $157,590. We had a working capital deficit of $92,255 as of June 30, 2014.

Operating activities used $(34,185) in cash for the nine months ended June 30, 2014. Our net loss of $(71,674) was the main component of our negative operating cash flow, offset mainly by amortization of debt discount of $40,000, imputed interest of $5,383 and an decrease in accounts payable and accrued liabilities of $(10,060).

Cash flows used by investing activities during the nine months ended June 30, 2014 was $(2,250) as a result of the purchase of fixed and intangible assets.

Cash flows provided by financing activities during the nine months ended June 30, 2014 amounted to $98,500 and consisted of $75,000 in proceeds from issuance of common stock, $59,190 in proceeds on loans payable, offset mainly by $(35,690) in payments on convertible promissory notes and $(5,881) in payments on related party debt.

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

Off Balance Sheet Arrangements

As of June 30, 2014, there were no off balance sheet arrangements.

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

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $(435,804) since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Revenue recognition – The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” and No. 104, “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured. For the periods ended June 30, 2014 and 2013 the Company reported revenues of $2,555 and $0, respectively.

Accounts Receivable – Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms requiring payment within 60 days from the invoice date. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded. Management reviews each accounts receivable balance that exceeds 60 days from the invoice date and, based on an assessment of creditworthiness, estimates the portion, if any, of the balance that will not be collected. As of June 30, 2014, the Company had not recorded a reserve for doubtful accounts.

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

Recently Issued Accounting Pronouncements

On June 10, 2014, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2014-10, Development Stage Entities (Topic 915) – Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation, which eliminates the concept of a development stage entity (DSE) its entirety from current accounting guidance. We have elected early adoption of this standard, which eliminates the designation of DSEs and the requirement to disclose results of operations and cash flows since inception.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2014. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2014, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of June 30, 2014, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending September 30, 2014: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2014 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

On July 12, 2014, the Company received $30,000 pursuant to a private placement agreement with an investor. 40,000 shares of SmartData Corporation $0.001 par value common stock and 3,000 warrants at a purchase price equal to $1.00 per share of common stock and Warrants. The warrants allow the holder to purchase shares of the Company's $0.001 par value common stock at 10% over the per share price purchase of the common stock or $1.10.

On July 13, 2014, the Company received $5,000 pursuant to a private placement agreement with an investor. 40,000 shares of SmartData Corporation $0.001 par value common stock and 500 warrants at a purchase price equal to $1.00 per share of common stock and Warrants. The warrants allow the holder to purchase shares of the Company's $0.001 par value common stock at 10% over the per share price purchase of the common stock or $1.10.

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

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SmartData Corporation

Date:	August 12, 2014

By: /s/ S. Matthew Schultz
S. Matthew Schultz
Title: Chief Executive Officer

Date:	August 12, 2014

By: /s/Zachary K. Bradford
Zachary K Bradford
Title: Chief Financial Officer