Form 10-K
period 2014-09-30
STRATEAN INC.
filed 2014-12-19
CIK 827876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20509

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2014

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________

Commission File No. 000-53498

STRATEAN INC.

(Exact name of registrant as specified in its charter)

Nevada	87-0449945
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2391 S. 1560 W. Unit B

Woods Cross, Utah 84087

(Address of principal executive offices, including zip code)

(801) 244-4405
(Registrant’s telephone number, including area code)

______________________________

(Former name or former address, if changed since last report)

 Securities Registered pursuant to Section 12(b) of the Act:

Title of each class

None

Securities Registered pursuant to Section 12(g) of the Exchange Act:

Title of each class

Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [ ] No [X].

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company..

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  $4,714,100

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of December 1, 2014
Common Stock, $.001 par value	5,853,305

Item 1. Business.

CORPORATE HISTORY

Stratean Inc. was incorporated in State of Nevada on October 15, 1987 as Smartdata Corporation. The original ongoing business of SmartData was the distribution and sale of computer hardware and software. SmartData provided small businesses a framework to measure productivity, and offered additional services such as staff leasing, insurance benefits, and retirement planning. SmartData conducted a 504 public offering in the State of Nevada in December 1987. Smart Data began trading publicly in January 1988. Due to a series of unfortunate events, including the untimely death of the founding CEO, Mr. Paul Gambles, SmartData discontinued active business operations in 1992.

The Company entered into early stage negotiations with several potential companies since 1992, but nothing was ever fully consummated.

On March 25, 2014, the Company entered into an Asset and Intellectual Property Purchase Agreement ("Purchase Agreement") pursuant to which the Company acquired: (i) all Intellectual Property rights, title and interest in Patent # 8,105,401 'Parallel Path, Downdraft Gasifier Apparatus and Method' (ii) all Intellectual Property rights, title and interest in Patent # 8,518,133 'Parallel Path, Downdraft Gasifier Apparatus and Method' and (iii) all of the Property rights, title and interest in a 32 inch Downdraft Gasifier ("Gasifier").

Pursuant to the Purchase Agreement, the Company agreed to issue 715,320 shares of $0.001 par value common stock and assume of $156,900 in liabilities to Petersen Incorporated for the engineering and construction of the Gasifier. The Company aims to further develop the technologies acquired in the Purchase Agreement in order to pursue licensing, manufacturing and direct sales agreements for its Gasifier technology.

As a result of the Asset Purchase agreement, the Company changed its business plan to pursue the development of operations through the acquisition and development of green energy technologies.

On November 17, 2014, the Company merged with the Company’s wholly-owned subsidiary in order to change the Company’s name to “Stratean Inc.”

DESCRIPTION OF BUSINESS.

Stratean Inc. is in the business of acquiring, licensing and marketing patents and technology to create renewable energy from solid waste. The Company plans to turn today’s landfill dilemma into tomorrow’s energy solution.

Stratean Inc's technology converts any organic material into SynGas. SynGas can be used as clean, renewable, environmentally friendly, warming fuel for power plants, motor vehicles, and as feedstock for the generation of DME (Di-Methyl Ether). DME is the premier energy carrier and offers a range of important benefits:

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

The Company believes that the Stratean process will turn the world’s waste problem into an abundant, renewable resource of energy. The Stratean production can be adapted to the specific energy requirements of a given area. Communities are expected to benefit from the countless options created including inexpensive green electric power for homes, clean-burning fuel for garbage trucks, street maintenance equipment, or for resale to other municipalities. Because of the modular nature of the components intrinsic to the process, the plant could provide one energy source, then be converted to provide a different energy product. A Stratean facility could produce additional electric power during the peak demand part of the day and produce fuels during the rest of the day.

The Company’s market segmentation is vast as the Company expects to apply its technology to anything that is carbon based. The markets for which the Company has focused its efforts include: the electric utility market, municipal waste, processing plants, the refining sector, stranded natural gas fields, and Canadian oil sands.

The Company has begun pursuing opportunities to utilize the assets and intellectual properties purchased.  The Company aims to further develop these technologies in order to pursue licensing, manufacturing and direct sales agreements for its Gasifier technology.

The technologies and prototype will begin undergoing clinical lab testing to further establish its capability of producing large volumes of clean, renewable energy from any carbon compound (Municipal Solid Waste (MSW), Coal, Sewage Sludge) into clean Synthesis Gas.  The Company’s Gasifier is still under development and a commercially viable Gasifier is not expected to be sellable until the first quarter of 2015. In December of 2014 the Company executed an agreement with Combustion Resources, LLC to independently test the Company’s production model prototype. Combustion was engaged to independently test the Gasifer's performance and certify the results of its performance. The Company believes the results of these independent tests will provide the results needed to prove its commercial viability, at which time the Company would begin to actively market its Gasifer units.

The Company has not engaged in any significant negotiations to sell its Gasifier products to any major customers. Once completed, the Company intends to distribute its products through advertisements and sales calls on potential customers with demonstrations of how the products work. The failure to acquire customers to generate revenues will negatively affect the Company’s financial performance.

COMPETITION

The Company faces significant competition in the alternative energy markets. Some of its competitors have substantially larger financial and other resources. Factors that affect the Company’s ability to further test a commercially viable Gasifier include available funds, available information and the Company’s standards established for projected return on investment. The Company’s Gasifier system is set up to compete against larger gasification projects. The Company’s modular concept allows for parallel processing so a facility could be easily expanded or reduced without risk or changing the basic structure by simply adding or removing module units; it also allows for multiple end product processing, producing electricity, ethanol, and fuels simultaneously, and for universal parts which reduces maintenance costs. This design factor solves repair and maintenance problems by simply shutting down the unit(s) to be repaired and bringing the reserve unit(s) online. All of these attributes contribute to the Company’s ability to compete with the larger, more established competitors that have large systems that require significant downtime for maintenance and repair.

Gasification technologies can incorporate any one of a number of Gasifiers. Eight gasification technologies that are predominantly used in commercial applications and/or have been extensively studied are:

•  Texaco Entrained Flow (Downflow) Gasifier

•  E-Gas Entrained Flow (Upflow) Gasifier

•  Shell Entrained Flow (Upflow) Gasifier

•  KRW Fluidized-Bed Gasifier

•  Kellogg Transport Reactor Gasifier

•  Lurgi Dry Ash Gasifier

•  British Gas/Lurgi Fixed Bed Gasifier

•  Plasma Gasification

These current technologies of the Company’s competitors have a number of inherent problems:

•  Large footprint plants and high operating costs.

•  Operational sensitivity to properties of different feedstock especially moisture content.

•  Tendency to caking and bridging.

•  Produces a dirty gas, expensive to clean or only suitable for low efficiency conversion in a steam-boiler turbine generator (10% electrical efficiency).

•  Inefficient usage of created energy to power plasma conversion.

The principal advantages of the Stratean Inc's Stratified Downdraft Gasifier are:

•  Modular concept allows for parallel processing so a facility could be easily expanded or reduced without risk or changing the basic structure by simply adding or removing module units; it also allows for multiple end product processing, producing electricity, ethanol, and fuels simultaneously, and for universal parts which reduces maintenance costs.

•  The one stage process is very simple and does not require highly qualified engineers to operate because of the automation.

•  The direct heat transfer of the gases to the material being gasified is efficient, and as a natural consequence of the process, the product gas is stripped of its impurities, eliminating the costly hot gas clean up associated with other Gasifiers,

•  Pollutant absorbing binder aids in efficiency, cracking hydrocarbons acting as a catalyst, and absorbs the pollutants, oxidizes carbon eliminating water vapor and all but 5 – 10% carbon dioxide, which in the Company’s estimation will eliminate the need for carbon sequestration.

•  Ash by product makes an excellent road and cement aggregate.

•  Process is nearly 100% environmentally friendly.

•  Any and all liquid and solid organic wastes can be utilized and disposed of, producing no residual wastes.

INTELLECTUAL PROPERTY

As a result of the Purchase Agreement, the Company holds: (i) all Intellectual Property rights, title and interest in Patent # 8,105,401 'Parallel Path, Downdraft Gasifier Apparatus and Method' (ii) all Intellectual Property rights, title and interest in Patent # 8,518,133 'Parallel Path, Downdraft Gasifier Apparatus and Method' and (iii) all of the Property rights, title and interest in a 32 inch Stratean Downdraft Gasifier ("Gasifier").

PRODUCTION, PRICES AND COSTS

The Company has limited operations and has only recently commenced its planned principal operations. During the fiscal year ended September 30, 2014, the Company had limited production activity, revenues, and costs of production.  Due to its limited operations it is more difficult to predict future cash flows.

It is anticipated that future purchases and sales we be negotiated on a case-by-case basis with future customers.  As of September 30, 2014 Company is currently working with its manufacturing partners to negotiate the terms and cost of future production of our gasifier.

GOVERNMENTAL REGULATION

GENERAL. The Company is subject to federal, state and local laws and regulations governing environmental quality and pollution control. It is anticipated that, absent the occurrence of an extraordinary event, compliance with existing federal, state and local laws, rules and regulations concerning the protection of the environment and human health will not have a material effect upon the Company, capital expenditures, or earnings. The Company cannot predict what effect additional regulation or legislation, enforcement policies thereunder and claims for damages for injuries to property, employees, other persons and the environment resulting from the Company's operations. The Company's operations related to the creation of Gasifier units and alternative energy are subject to environmental regulation by state and federal authorities including the Environmental Protection Agency ("EPA"). This regulation has not increased the cost of planning, designing and operating to date. Although the Company believes that compliance with environmental regulations will not have a material adverse effect on its operations or results of these operations, there can be no assurance that significant costs and liabilities, including criminal penalties, will not be incurred. Moreover, it is possible that other developments, including stricter environmental laws and regulations, and claims for damages for injuries to property or persons resulting from the Company's activities could result in substantial costs and liabilities.

OSHA. In the conduct of its activities the Company and its operations will be subject to the requirements of the federal Occupational Safety and Health Act ("OSHA") and comparable state statutes. The OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of the federal Superfund Amendment and Reauthorization Act and similar state statutes require us to organize information about hazardous materials used, released or produced in its operations. Certain of this information must be provided to employees, state and local governmental authorities and local citizens. The Company is also subject to the requirements and reporting set forth in OSHA workplace standards.

Other than the above regulations and maintaining the Company’s good standing in the State of Nevada, complying with applicable local business licensing requirements, complying with all state and federal tax requirements, preparing the Company’s periodic reports under the Securities Exchange Act of 1934, as amended, and complying with other applicable securities laws, rules, and regulations, the Company does not believe that existing or probably governmental regulations will have a material effect on the Company’s operations. The Company does not currently require the approval of any governmental agency or affiliated program for its operations.

EMPLOYEES, CONSULTANTS, AND CONTRACTORS

The Company currently has no employees, but instead contracts the services of consultants in the various areas of expertise as required. Mr. Schultz, Chief Executive Officer and Director, currently devotes 100% of his time to the day-to-day operations of the Company. Mr. Bradford, Chief Financial Officer of the Company, currently devotes no more than 10% of his time to the operations of the Company. Mr. Barrett, Chief Operations Officer of the Company, also currently devotes no more than 10% of his time to the operations of the Company.

The way in which the business currently operates is as follows:

The Company's Chief Executive Officer, S. Matthew Schultz, currently manages the day-to-day operations of the Company. He is responsible for the negotiation of contracts, oversees the design, marketing and implementation of the products and processes, and manages licenses, patents, and other intangible assets of the Company. In addition to daily management tasks, Mr. Schultz also researches financing and potential investors for the Company.

The Company's CFO, Zachary K. Bradford, is responsible implementing strategic goals and objectives of the Company. He is also in charge of managing the financial risks of the Company, financial planning, accounting records, SEC filings, reviewing financial data, reporting financial performance, preparing budgets, and monitoring expenditures and costs.

The Company's COO, Michael Barrett, is responsible for implementing and overseeing research and development activities. In addition, he is responsible for determining the feasibility and marketability of the Company’s technology and future technologies that the Company may acquire.

The amount of time devoted to the Company currently by officers and employees is due to the limited operations and resources of the Company. However, the Company feels the time devoted to operations is enough to cover the current operational requirements.

Item 1A. Risk Factors.

RISK FACTORS

YOU SHOULD CAREFULLY READ AND CONSIDER THE FOLLOWING RISK FACTORS TOGETHER WITH ALL OF THE OTHER INFORMATION INCLUDED IN THIS FILING IN EVALUATING THE COMPANY AND THE COMPANY’S COMMON STOCK. THE COMPANY’S BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS COULD BE MATERIALLY AND ADVERSELY AFFECTED BY ANY OF THESE RISKS. THE TRADING PRICE OF THE COMPANY’S COMMON STOCK COULD DECLINE, AND YOU MAY LOSE ALL OR PART OF YOUR INVESTMENT.

THIS 10-K ALSO CONTAINS AND REFERENCES FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY’S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING THE RISKS FACED BY THE COMPANY DESCRIBED BELOW AND ELSEWHERE IN THIS DOCUMENT. YOU SHOULD CAREFULLY CONSIDER THE FOLLOWING RISK FACTORS, OTHER INFORMATION INCLUDED IN THIS DOCUMENT AND INFORMATION CONTAINED IN THE COMPANY’S PERIODIC REPORTS THAT THE COMPANY HAS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION (THE "SEC"). IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCUR, THE COMPANY’S BUSINESS, FINANCIAL CONDITION OR RESULTS OF OPERATIONS COULD BE MATERIALLY AND ADVERSELY AFFECTED, AND YOU MAY LOSE SOME OR ALL OF YOUR INVESTMENT.

A LIMITED OPERATING HISTORY COULD ADVERSELY AFFECT THE COMPANY’S BUSINESS, FINANCIAL CONDITION AND FUTURE OPERATIONS.

The Company acquired tangible and intangible assets on March 25, 2014, which it has continued to develop. Aside from limited revenue from testing for commercial viability as a feedstock for commercial boilers, the Company’s products have not been sold and all current products are in prototype phase and are undergoing additional testing. As a result, the future revenue and income potential of the Company’s business is uncertain. Any evaluation of the Company’s business and its prospects must be considered in light of these factors and the risks and uncertainties often encountered by companies with an evolving business model such. Some of these risks and uncertainties relate to the Company’s ability to:

•	maintain and expand business relationships;
•	obtain customers for the Company’s Gasifiers;
•	manage operations and implement and improve the Company’s operational, financial and management controls;
•	raise capital at attractive costs, or at all;
•	respond effectively to competition and potential negative effects of competition on profit margins;
•	attract and retain qualified management, employees and independent service providers;
•	successfully introduce new processes and technologies and upgrade our existing technologies and services; and
•	respond to government regulations relating to the Company’s business.

Because of the limited operating history of the Company and the above factors, stockholders and the Company face a risk that future activities may be unsuccessful. The Company would then remain unprofitable, which would adversely affect the Company’s business, financial condition and future operations

LACK OF MANAGEMENT EXPERIENCE IN THE ALTERNATIVE ENERGY INDUSTRY COULD ADVERSELY AFFECT THE COMPANY.

The Company has created a top management team of experienced and knowledgeable people to operate Stratean Inc. Some members of Management and the Board of Directors may not have prior experience in the energy industry. Some members do, however, have extensive work experience in the reclamation, environmental industries, energy industries, financial/accounting industries, and business management. The lack of experience in the alternative energy industry may impair the management’s and the Directors' ability to evaluate and make decisions involving current operations of the Company and any future projects the Company may undertake in the alternative energy industry. Such impairment and lack of experience could adversely affect the Company’s business, financial condition and future operations.

AMOUNT OF TIME OFFICERS CAN DEVOTE TO COMPANY OPERATIONS COULD HAVE A MATERIAL ADVERSE AFFECT ON THE COMPANY.

The Company has three officers who are employed by other companies: Matthew Schultz, the Company’s Chief Executive Officer, Zachary Bradford, the Company’s Chief Financial Officer, and Michael Barrett, the Company’s Chief Operating Officer. Mr. Schultz currently devotes approximately 100% of his time to the operations and demands of the Company. Mr. Bradford currently devotes approximately 10% of his time to the operations and demands of the Company. Mr. Barrett currently devotes approximately 10% of his time to the operations and demands of the Company. If one or more of the officers of the Company could not perform the duties and responsibilities necessary for the success and development of the Company, it could have a material adverse affect on the Company’s business, financial condition and both current and future operations.

THE COMPANY EXPECTS TO EXPERIENCE INCREASED WORKING CAPITAL REQUIREMENTS FROM TIME TO TIME ASSOCIATED WITH THE COMPANY’S BUSINESS. SUCH AN INCREASED DEMAND FOR WORKING CAPITAL COULD ADVERSELY AFFECT THE COMPANY’S ABILITY TO MEET THE COMPANY’S LIQUIDITY NEEDS.

If the Company does not obtain additional financing, the Company’s business plans will be delayed and the Company may not achieve profitable operations.

At September 30, 2014, the Company had cash on hand of $116,741 and accumulated a deficit of $409,275. The Company has raised approximately $223,500 for the year ended September 30, 2014. The Company will need a minimum of $250,000 in capital to fund operations in the next 12 months.

The Company anticipates that additional funding will be needed for general administrative expenses, development of the Company’s Gasifiers and marketing costs.

The Company’s operations could require the Company to utilize large sums of working capital, sometimes on short notice and sometimes without the ability to completely recover the expenditures on a timely basis or at all. If the Company encounters significant working capital requirements or cash outflows as a result of these or other factors, the Company may not have sufficient liquidity or the credit capacity to meet all of the Company’s cash needs.

The Company does not currently have any arrangements for financing and obtaining additional financing will be subject to a number of factors, including general market conditions, investor acceptance of the Company’s plan of operations and initial results from the Company’s business operations. There is no assurance that any additional financing will be available or if available, on terms that will be acceptable to the Company. Failure to raise additional financing may cause the Company to go out of business. If this happens, you could lose all or part of your investment.

IF THE COMPANY IS UNABLE TO ENFORCE THE COMPANY’S INTELLECTUAL PROPERTY RIGHTS OR IF THE COMPANY’S INTELLECTUAL PROPERTY RIGHTS BECOME OBSOLETE, THE COMPANY’S COMPETITIVE POSITION COULD BE ADVERSELY IMPACTED.

The Company utilizes a variety of intellectual property rights in the Company’s technologies. The Company views the Company’s portfolio of process and design technologies as one of the Company’s competitive strengths and the Company uses it as part of the Company’s efforts to differentiate the Company’s service offerings. The Company may not be able to successfully preserve these intellectual property rights in the future and these rights could be invalidated, circumvented, or challenged. The Company may license technologies from third parties, there is a risk that the Company’s relationships with licensors may terminate or expire or may be interrupted or harmed. If the Company is unable to protect and maintain the Company’s intellectual property rights, or if there are any successful intellectual property challenges or infringement proceedings against us, the Company’s ability to differentiate the Company’s service offerings could be reduced. In addition, if the Company’s intellectual property rights or work processes become obsolete, the Company may not be able to differentiate the Company’s service offerings, and some of the Company’s competitors may be able to offer more attractive services to the Company’s customers. As a result, the Company’s business and revenue could be materially and adversely affected.

the company’s products may contain defects, which could adversely affect the coimpany’s reputation and cause it to incur significant costs.

Defects may be found in the Company’s products. Any such defects could cause the Company to incur significant return and exchange costs, re-engineering costs, divert the attention of the Company’s engineering personnel from product development efforts, and cause significant customer relations and business reputation problems. Any such defects could force the Company to undertake a product recall program, which could cause the Company to incur significant expenses and could harm its reputation and that of its products. If the Company delivers products with defects, the Company’s credibility and the market acceptance and sales of its products could be harmed.

If THE COMPANY IS the subject of future product defect or liability suits, ITS business will likely fail.

In the course of the Company’s planned operations, it may become subject to legal actions based on a claim that its products are defective in workmanship or have caused personal or other injuries. The Company currently does not maintain liability insurance and it may not be able to obtain such coverage in the future or such coverage may not be adequate to cover all potential claims. Moreover, even if the Company is able to maintain sufficient insurance coverage in the future, any successful claim could significantly harm its business, financial condition and results of operations.

THE LOSS OF EXECUTIVE OFFICERS OR KEY EMPLOYEES COULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY’S BUSINESS.

The Company depends greatly on the efforts of the Company’s executive officers and other key employees to manage the Company’s operations. The loss or unavailability of any of the Company’s executive officers or other key employees could have a material adverse effect on the Company’s business.

IF THE COMPANY IS UNABLE TO ATTRACT AND RETAIN A SUFFICIENT NUMBER OF AFFORDABLE SKILLED ENGINEERS AND WORKERS THE COMPANY’S ABILITY TO PURSUE PROJECTS MAY BE ADVERSELY AFFECTED AND THE COMPANY’S COSTS MAY INCREASE.

The Company’s rate of growth will be confined by resource limitations as competitors and customers compete for increasingly scarce resources. The Company believes that the Company’s success depends upon the Company’s ability to attract, develop and retain a sufficient number of affordable trained engineers that can execute the Company’s operational strategy. The demand for trained engineers and other skilled workers is currently high. If the Company is unable to attract and retain a sufficient number of skilled personnel, the Company’s ability to pursue projects may be adversely affected and the costs of performing the Company’s existing and future projects may increase, which may adversely impact the Company’s margins.

THE COMPANY HAS A LIMITED OPERATING HISTORY AND, ACCORDINGLY, YOU WILL NOT HAVE SIGNIFICANT BASIS ON WHICH TO EVALUATE THE COMPANY’S ABILITY TO ACHIEVE THE COMPANY’S BUSINESS OBJECTIVE.

The Company has had limited operating results to date. The Company has a very limited operating history with comparatively limited assets and cash resources. Because of the Company’s limited operating history, you will have a small basis upon which to evaluate the Company’s ability to achieve the Company’s business objectives.

THE COMPANY’S GROWTH IS DEPENDENT ON OBTAINING NEW CONTRACTS

The Company’s strategy is to grow by selling and licensing Gasification systems and other energy technologies. Successful implementation of this strategy is conditional on numerous conditions, such as the ability to identify and close sales and there can be no assurance that the Company’s expansion strategy can be successfully executed.

UNFAVORABLE CHANGES IN GOVERNMENT REGULATION COULD HARM THE COMPANY’S BUSINESS

The Company’s products and services are subject to various international, federal, state and local laws, regulations and administrative practices affecting the Company’s business. Projects using the Company’s systems could be delayed or prevented by difficulties in obtaining or maintaining the required approvals, permits or licenses. The Company cannot predict the nature of future laws, regulations, interpretations or applications, or determine what effect either additional government regulations or administrative orders, when and if promulgated, or disparate federal, state and local regulatory issues would have on the Company’s business in the future.

GOVERNMENTAL REGULATION, ENVIRONMENTAL RISKS AND TAXES COULD ADVERSELY AFFECT THE COMPANY'S OPERATIONS.

The Company's energy operations will be subject to regulation by federal and state governments, including environmental laws. To date, the Company has not had to expend significant resources in order to satisfy environmental laws and regulations presently in effect. However, compliance costs under any new laws and regulations that might be enacted could adversely affect the Company's business and increase the costs of planning, designing, and producing the Company’s products.

The Company is subject to laws and regulations that control the discharge of materials into the environment require removal and cleanup in certain circumstances require the proper handling and disposal of waste materials or otherwise relate to the protection of the environment. Laws relating to the protection of the environment have in many jurisdictions become more stringent in recent years and may, in certain circumstances, impose strict liability, rendering the Company liable for environmental damage without regard to negligence of fault on the part of the Company. Such laws and regulations may expose the Company to liability for the conduct of, or conditions caused by, others or for acts of the Company that were in compliance with all applicable law at the time such acts were performed. The application of these requirements or the adoption of new requirements could have a material adverse effect on the business of the Company.

RESALE OF THE COMPANY’S COMMON STOCK MAY BE DIFFICULT BECAUSE THERE IS NOT AN ACTIVE TRADING MARKET FOR THE COMPANY’S COMMON STOCK AT THIS TIME, AND IT IS POSSIBLE THAT NO MARKET WILL DEVELOP. THIS MAY REDUCE OR LIMIT THE POTENTIAL VALUE OF THE COMPANY’S COMMON STOCK.

Although the Company is currently traded on OTCQB operated by OTC Markets Group, Inc., there is not currently an active trading market for the Company’s Common Stock in the United States, and there is no assurance that such a public market will develop in the future. Even in the event that a public market does develop, there is no assurance that it will be maintained or that it will be sufficiently active or liquid to allow stockholders to easily dispose of their shares. The lack of a public market or the existence of a public market with little or no activity or liquidity is likely to reduce or limit the potential value of the Company’s common stock. The OTCQB quotations reflect interdealer prices, without mark-up, mark-down or commission and may not represent actual transactions.

THE COMPANY’S COMMON STOCK IS CONSIDERED A "PENNY STOCK" WHICH COULD HAVE AN ADVERSE EFFECT ON THE TRADING MARKET FOR THE COMPANY'S SHARES.

The Company's securities are classified as a "penny stock" based upon their market price and the manner in which they are traded. The Securities and Exchange Act of 1934 requires additional disclosure relating to the market for "penny stocks." A penny stock is generally defined to be any equity security not listed on NASDAQ or a national securities exchange that has a market price of less than $5.00 per share, subject to certain exceptions.

Among these exceptions are shares issued by companies that have:

- net tangible assets of at least $2 million, if the issuer has been in continuous operation for three years;

- net tangible assets of at least $5 million, if the issuer has been in continuous operation for less than three years; or

- average annual revenue of at least $6 million for each of the last three years.

The Company does not currently meet the requirements of these exceptions and, therefore, the common shares are deemed penny stocks for purposes of the Exchange Act at any time while the Company's Common Stock trades below $5.00 per share. In such cases, trading in the Company's shares is regulated pursuant to Rules 15-g-1 through 15-g-6 and 15-g-9 of the Exchange Act. Under these rules, brokers or dealers recommending the Company’s shares to prospective buyers would be required, unless an exemption is available, to:

- deliver a lengthy disclosure statement in a form designated by the SEC relating to the penny stock market to any potential buyers, and obtain a written acknowledgement from each buyer that such disclosure statement has been received by the buyer prior to any transaction involving the Company’s shares;

- provide detailed written disclosure to buyers of current price quotations for the Company’s shares, and of any sales commissions or other compensation payable to any broker or dealer, or any other related person, involved in the transaction;

- send monthly statements to buyers disclosing updated price information for any penny stocks held in their accounts, and these monthly statements must include specified information on the limited market for penny stocks.

In addition, as the Company is subject to the penny stock rules, all brokers or dealers involved in a transaction in which the Company’s shares are sold to any buyer, other than an established customer or "accredited investor," must make a special written determination that the Company's shares would be a suitable investment for the buyer, and the brokers or dealers must receive the buyer's written agreement to purchase the Company’s shares, as well as the buyer's written acknowledgement that the suitability determination made by the broker or dealer accurately reflects the buyer's financial situation, investment experience and investment objectives, prior to completing any transaction in the Company’s shares. These Exchange Act rules may limit the ability or willingness of brokers and other market participants to make a market in the Company’s shares and may limit the ability of the Company’s shareholders to sell in the secondary market, through brokers, dealers or otherwise. The Company also understands that many brokerage firms discourage their customers from trading in shares falling within the "penny stock" definition due to the added regulatory and disclosure burdens imposed by these Exchange Act rules. The SEC from time to time may propose and implement even more stringent regulatory or disclosure requirements on shares not listed on NASDAQ or on a national securities exchange. The adoption of the proposed changes that may be made in the future could have an adverse effect on the trading market for the Company's shares.

THE COMPANY HAS NO PLANS TO PAY DIVIDENDS ON ITS COMMON STOCK, AND YOU MAY NOT RECEIVE FUNDS WITHOUT SELLING YOUR COMMON STOCK.

The Board of Directors of the Company does not intend to declare or pay dividends on the Company’s Common Stock in the foreseeable future. Instead, the Board of Directors generally intends to invest any future earnings in the business. Subject to Nevada law, the Company’s Board of Directors will determine the payment of future dividends on the Company’s Common Stock, if any, and the amount of any dividends in light of any applicable contractual restrictions limiting the Company’s ability to pay dividends, the Company’s earnings and cash flow, the Company’s capital requirements, the Company’s financial condition, and other factors the Company’s Board of Directors deems relevant. Accordingly, you may have to sell some or all of your Common Stock in order to generate cash flow from your investment. You may not receive a gain on your investment when you sell the Company’s Common Stock and may lose the entire amount of your investment.

DILUTION COULD HAVE AN ADVERSE AFFECT ON THE OWNERSHIP OF THE STOCKHOLDER IN THE REGISTRANT.

The Company may issue more Common Stock at prices determined by the board of directors in any private placements or offerings of securities, possibly resulting in dilution of the value of the Common Stock, and, given there is no preemptive right to purchase Common Stock, if a stockholder does not purchase additional Common Stock, the percentage share ownership of the stockholder in the Company will be reduced.

THE BUSINESS OF THE COMPANY MAY BE ADVERSELY AFFECTED IF THE COMPANY HAS MATERIAL WEAKNESSES OR SIGNIFICANT DEFICIENCIES IN ITS INTERNAL CONTROL OVER FINANCIAL REPORTING IN THE FUTURE.

As a public company the Company will incur significant legal, accounting, insurance and other expenses. The Sarbanes-Oxley Act of 2002, as well as compliance with other SEC and exchange listing rules, will increase the Company’s legal and financial compliance costs and make some activities more time-consuming and costly. Furthermore, SEC rules require that the Company’s chief executive officer and chief financial officer periodically certify the existence and effectiveness of the Company’s internal control over financial reporting. The Company’s independent registered public accounting firm will be required to attest to the Company’s assessment of the Company’s internal control over financial reporting.

During the course of the Company’s testing, the Company may identify deficiencies that would have to be remediated to satisfy the SEC rules for certification of the Company’s internal controls over financial reporting. As a consequence, the Company may have to disclose in periodic reports the Company files with the SEC significant deficiencies or material weaknesses in the Company’s system of internal controls. The existence of a material weakness would preclude management from concluding that the Company’s internal control over financial reporting is effective, and would preclude the Company’s independent auditors from issuing an unqualified opinion that the Company’s internal control over financial reporting is effective. In addition, disclosures of this type in the Company’s SEC reports could cause investors to lose confidence in the Company’s financial reporting and may negatively affect the trading price of the Company’s Common Stock. Moreover, effective internal controls are necessary to produce reliable financial reports and to prevent fraud. If the Company has deficiencies in the Company’s disclosure controls and procedures or internal control over financial reporting it may negatively impact the Company’s business, results of operations and reputation.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND OTHER INFORMATION CONTAINED IN THIS PROSPECTUS

This document contains some forward-looking statements. Forward-looking statements give the Company’s current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Forward-looking statements involve risks and uncertainties. Forward-looking statements include statements regarding, among other things, (a) the Company’s projected sales, profitability, and cash flows, (b) the Company’s growth strategies, (c) anticipated trends in the Company’s industries, (d) the Company’s future financing plans and (e) the Company’s anticipated needs for working capital. They are generally identifiable by use of the words "may," "will," "should," "anticipate," "estimate," "plans," "potential," "projects," "continuing," "ongoing," "expects," "management believes," "the Company believes," "the Company intends" or the negative of these words or other variations on these words or comparable terminology. These statements may be found under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," as well as other sections and documents or exhibits referenced in this document. In particular, these include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, and financial results.

Any or all of the Company’s forward-looking statements in this report may turn out to be inaccurate. They can be affected by inaccurate assumptions the Company might make or by known or unknown risks or uncertainties. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially as a result of various factors, including, without limitation, the risks outlined under "Risk Factors" and matters described in this Prospectus generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. You should not place undue reliance on these forward-looking statements.

The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, the Company undertakes no obligation to publicly update any forward-looking statements, whether as the result of new information, future events, or otherwise.

Item 1B. Unresolved Staff Comments

Not applicable

Item 2. Properties

Currently the Company does not own any real estate. The Company is leasing the Company’s corporate offices and warehouse which are located in Woods Cross, Utah, at 2391 S. 1560 W. Unit B. The Company currently utilizes this space at a cost of approximately $1,300 per month. The Company does not expect this arrangement to be changed during the next 12 months.

Item 3. Legal Proceedings.

The Company is not the subject of any pending legal proceedings; and to the knowledge of management, no proceedings are presently contemplated against the Company by any federal, state or local governmental agency.

Further, to the knowledge of management, no director or executive officer is party to any action in which any has an interest adverse to the Company.

Item 4. Mine Safety Disclosures

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s common stock is quoted under the symbol “SRTN” on the OTCBB operated by the Financial Industry Regulatory Authority, Inc. (“FINRA”) and the OTCQB operated by OTC Markets Group, Inc.

Only a limited market exists for the Company’s securities. There is no assurance that a regular trading market will develop, or if developed, that it will be sustained. Therefore, a shareholder may be unable to resell his securities in the Company’s company.

The following table sets forth the range of high and low bid quotations for the Company’s common stock for each of the periods indicated as reported by the OTCQB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending September 30, 2014
Quarter Ended	High $	Low $
December 31, 2013	1.01	1.01
March 31, 2014	1.01	2.00
June 30, 2014	5.70	2.00
September 30, 2014	5.70	3.70

Fiscal Year Ending September 30, 2013
Quarter Ended	High $	Low $
December 31, 2012	0.02	0.02
March 31, 2013	1.15	0.02
June 30, 2013	1.15	1.01
September 30, 2013	1.01	1.01

The last reported sales price of the Company’s common stock on the OTCQB on September 10, 2014, was $3.70.

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for the Company’s common stock. Therefore, stockholders may have difficulty selling the Company’s securities.

Holders of the Company’s Common Stock

As of December 1, 2014, the Company had 5,853,305 shares of common stock issued and outstanding, held by approximately 112 shareholders of record.  This number does not include an indeterminate number of stockholders whose shares are held by brokers in street name.

The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Dividends

There are no restrictions in the Company’s articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where after giving effect to the distribution of the dividend:

1.	The Company would not be able to pay the Company’s debts as they become due in the usual course of business, or;
2.	The Company’s total assets would be less than the sum of the Company’s total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

The Company has not declared any dividends and the Company does not plan to declare any dividends in the foreseeable future.

Recent Sales or Purchases of Unregistered Securities

On February 23, 2014, Bruce L. Lybbert was appointed as the sole officer and director for the company.  As consideration for his appointment Mr. Lybbert received 1,500,000 shares of the Company's common stock valued at $0.003 per share.  The shares received represented 61.2% of the Company's issued and outstanding shares of common stock at the time of issuance.

On March 6, 2014, Zachary Bradford was appointed to serve as the Chief Financial Officer, Secretary, Treasurer and as a Director of Stratean Inc. Mr. Bradford received 530,760 shares of the Company's common stock valued at $0.003 per share for his appointment as the Chief Financial Officer, Secretary, Treasurer and Director of the Company.

On March 13, 2014, Mr. Schultz was appointed to serve as the Chief Executive Officer and as a director of Stratean Inc. Mr. Schultz received 1,500,000 shares of the Company's common stock valued at $0.003 per share for his appointment as the Chief Executive Officer and Director of the Company.

On March 13, 2014, Mr. Barrett was appointed to serve as the Chief Operating Officer of Stratean Inc. Mr. Barrett received 265,380 shares of the Company's common stock valued at $0.003 per share for his appointment as the Chief Operating Officer of the Company.

On March 25, 2014, SMS Management Services, LLC("SMS") an entity approximately 66% controlled by S. Matthew Schultz the Company's Chief Executive Officer and Bruce Lybbert a Director of the Company and Stratean Inc, (the "Company") entered into an Asset and Intellectual Property Purchase Agreement ("Purchase Agreement"). Pursuant to the Purchase Agreement, the Company agreed to issue 715,320 shares of $0.001 par value common stock to SMS or its designees.

On September 23, 2014, Stratean Inc. and Petersen Inc. entered into a Debt Settlement Agreement to settle approximately $156,900 in outstanding debt the Company incurred as a result of the engineering and construction services provided by Petersen in connection with a 32 inch Downdraft Gasifier ("Gasifier"). Pursuant to the Agreement, the Company issued 40,000 shares of common stock. The shares were determined to have a fair value of $1.00 per share, or $40,000 on September 23, 2014, a gain on settlement of debt of approximately $60,000 has been recognized as a result of the Agreement.

During the year ended September 30, 2014, the Company received $200,000 pursuant to private placement agreements with 10 investors to purchase 200,000 shares of common stock and 20,000 warrants at a purchase price equal to $1.00 per share of common stock and warrants. The warrants allow the holders to purchase shares of the Company's common stock at 10% over the per share price purchase of the common stock or $1.10.

On September 30, 2014 the Company entered into a consulting agreement for grant writing services. Pursuant to this agreement the Company issued 20,000 shares of the Company's common stock valued at $1.00 per share or $20,000. The cost has been capitalized as a prepaid expense and will be amortized over the contract term of 12 months.

Subsequent to the year ended September 30, 2014, the Company received $50,000 pursuant to private placement agreements with 2 investors to purchase 50,000 shares of common stock and 5,000 warrants at a purchase price equal to $1.00 per share of common stock and warrants. The warrants allow the holders to purchase shares of the Company's common stock at 10% over the per share price purchase of the common stock or $1.10.

Securities Authorized for Issuance Under Equity Compensation Plans

None

Item 6. Selected Financial Data

A smaller reporting company is not required to provide the information required by this item.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to the Company’s business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the Company’s operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. The Company undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning the Company’s business, including additional factors that could materially affect the Company’s financial results, is included herein and in the Company’s other filings with the SEC.

Results of Operations for the Years Ended September 30, 2014 and 2013

Revenues

The Company’s total revenue reported for the year ended September 30, 2014 was $2,555, an increase from $0 for the year ended September 30, 2013. The increase in revenues for the year ended September 30, 2013 from the prior year is primarily attributable to material testing revenues.

Cost of Revenues

The Company’s cost of revenues for the year ended September 30, 2014 increased to $700 from the prior year when cost of revenues was $0. The increase in the Company’s cost of revenues for the year ended September 30, 2014 from the prior year is attributable to costs associated with testing materials.

Gross Profit

Gross profit for the year ended September 30, 2014 was $1,855, or approximately 73% of sales. Gross profit for the year ended September 30, 2013 was $0.

Operating Expenses

Operating expenses increased to $61,087 for the year ended September 30, 2014, from $25,045 for the year ended September 30, 2013. The Company’s operating expenses for the year ended September 30, 2014 consisted mainly of officer consulting of $30,822, professional fees of $14,860, depreciation and amortization expenses of $1,513, and administrative and filing expenses of $13,892. In comparison, the Company’s operating expenses for the year ended September 30, 2013 consisted mainly of professional fees of $23,570 and administrative and filing expenses of $1,475.

Other Income (Expenses)

Other income (expenses) increased to $14,087 for the year ended September 30, 2014 from $(6,727) for the year ended September 30, 2013. The Company’s other income (expenses) for the year ended September 30, 2014 consisted mainly of interest expense of $(45,913) and gain on settlement of debt of $60,000. In comparison, the Company’s other expenses for the year ended September 30, 2013 consisted mainly of interest expense $(6,727).

Net Loss

Net loss for the year ended September 30, 2014 was $(45,145) compared to net loss of $(31,772) for the year ended September 30, 2013.

Liquidity and Capital Resources

As of September 30, 2014, the Company had total current assets of $137,884 and total assets in the amount of $763,254. The Company’s total current liabilities as of September 30, 2014 were $10,131. The Company had a working capital surplus of $127,753 as of September 30, 2014.

Operating activities used $103,504 in cash for year ended September 30, 2014. The Company’s net loss of $45,145 and the Company’s decrease in accounts payable of $58,992 were the main components of the Company’s negative operating cash flow, offset mainly by amortization of debt discount of $40,000, the Company’s gain on the settlement of debt of $60,000 and shares issued for services of $12,879.

Cash flows used by investing activities during the year ended September 30, 2014 was $3,525 as a result of the purchase of intangible assets.

Cash flows provided by financing activities during year ended September 30, 2014 amounted to $223,500 and consisted primarily of $200,000 from the issuance of stock and $23,500 in proceeds from loans, net of repayments.

Based upon the Company’s current financial condition, the Company does not have sufficient cash to operate the Company’s business at the current level for the next twelve months. The Company intends to fund operations through increased sales and debt and/or equity financing arrangements, which may be insufficient to fund expenditures or other cash requirements. The Company plans to seek additional financing in a private equity and debt offerings to secure funding for operations. There can be no assurance that the Company will be successful in raising additional funding. If the Company is not able to secure additional funding, the implementation of the Company’s business plan will be impaired. There can be no assurance that such additional financing will be available to us on acceptable terms or at all.

Off Balance Sheet Arrangements

As of September 30, 2014, there were no off balance sheet arrangements.

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

Cash and cash equivalents – For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. There was $116,741 and $270 in cash and cash equivalents as of September 30, 2014 and September 30, 2013, respectively.

Revenue recognition – The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” and No. 104, “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured. For the periods ended September 30, 2014 and 2013 the Company reported revenues of $2,555 and $0, respectively.

Accounts Receivable – Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms requiring payment within 60 days from the invoice date. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded. Management reviews each accounts receivable balance that exceeds 60 days from the invoice date and, based on an assessment of creditworthiness, estimates the portion, if any, of the balance that will not be collected. As of September 30, 2014, the Company had not recorded a reserve for doubtful accounts.

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

Stock-based compensation – The Company follows the guidelines in FASB Codification Topic ASC 718-10 “Compensation-Stock Compensation”, which provides investors and other users of financial statements with more complete and neutral financial information, by requiring that the compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. ASC 718-10 covers a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. As of September 30, 2014, the Company has not implemented an employee stock based compensation plan.

Non-Employee Stock Based Compensation – The Company accounts for stock based compensation awards issued to non-employees for services, as prescribed by ASC 505-50, at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in ASC 505-50. The Company may issue compensatory shares for services including, but not limited to, executive, management, accounting, operations, corporate communication, financial and administrative consulting services.

Recently Issued Accounting Pronouncements

On June 10, 2014, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2014-10, Development Stage Entities (Topic 915) – Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation, which eliminates the concept of a development stage entity (DSE) its entirety from current accounting guidance. The Company has elected early adoption of this standard, which eliminates the designation of DSEs and the requirement to disclose results of operations and cash flows since inception.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Item 8. Financial Statements and Supplementary Data

Audited Financial Statements

F-1	Reports of Independent Registered Public Accounting Firms
F-3	Balance Sheets as of September 30, 2014 and 2013
F-4	Statements of Operations for the Years Ended September 30, 2014 and 2013
F-5	Statement of Stockholders’ Equity (Deficit) for the years ended September 30, 2014 and 2013
F-7	Statements of Cash Flows for the Years Ended September 30, 2014 and 2013
F-8	Notes to Financial Statements

PCAOB Registered Auditors – www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Stratean Inc.

We have audited the accompanying balance sheet of Stratean Inc. as of September 30, 2014, and the related statements of income, stockholders’ equity (deficit), and cash flows for the period ended September 30, 2014. Stratean Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stratean Inc. as of September 30, 2014, and the related statements of income, stockholders’ equity (deficit), and cash flows for the period ended September 30, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has negative working capital at September 30, 2014, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs

Las Vegas, Nevada

December 10, 2014

8250 W Charleston Blvd, Suite 100 - Las Vegas, NV 89117 Phone: (888)727-8251 Fax: (888)782-2351

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Stratean, Inc. (formerly known as SmartData Corporation)

Salt Lake City, Utah

We have audited the accompanying balance sheet of Stratean, Inc. (formerly known as SmartData Corporation) (the “Company”) as of September 30, 2013, and the related statements of operations, stockholders' deficit, and cash flows for the year ended September 30, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stratean, Inc. as of September 30, 2013, and the results of its operations and cash flows for the year ended September 30, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has limited financial resources and its operations since its inception have been unprofitable. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 /s/ Mantyla Mcreynolds, LLC

Mantyla McReynolds, LLC

Salt Lake City, Utah

December 30, 2013

STRATEAN INC.

BALANCE SHEETS (AUDITED)

	September 30, 2014	September 30, 2013
ASSETS
Current assets
Cash	$116,741	$270
Prepaid expense	21,143	—
Total current assets	137,884	270
Fixed Assets	580,973	—
Intangible assets	44,397	—
Total assets	$763,254	$270
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	$8,658	$10,750
Convertible notes payable	—	15,500
Due to related parties	1,473	79,318
Total current liabilities	10,131	105,568
Notes payable	44,857	—
Total liabilities	54,988	105,568
Stockholders' equity (deficit)
Common stock; $0.001 par value; 100,000,000 shares authorized; 5,803,305 and 950,687 shares issued and outstanding as of September 30, 2014 and September 30, 2013, respectively	5,803	951
Additional paid-in capital	1,111,738	257,881
Accumulated earnings (deficit)	(409,275)	(364,130)
Total stockholders' equity (deficit)	708,266	(105,298)
Total liabilities and stockholders' equity (deficit)	$763,254	$270

The accompanying notes are an integral part of these financial statements.

 STRATEAN INC.

STATEMENT OF OPERATIONS
(AUDITED)

	Years Ended
	September 30, 2014	September 30, 2013
Revenues	$2,555	$—
Cost of revenues	700	—
Gross profit	1,855	—
Operating expenses
General and administrative expenses	15,405	25,045
Professional fees	45,682	—
Total operating expenses	61,087	25,045
Loss from operations	(59,232)	(25,045)
Other income (expense)
Gain on settlement of debt	60,000	—
Interest expense	(45,913)	(6,727)
Total other income (expense)	14,087	(6,727)
Net loss	$(45,145)	$(31,772)
Basic and diluted loss per common share	$(0.01)	$(0.03)
Basic and diluted weighted average common shares outstanding	3,565,387	950,687

The accompanying notes are an integral part of these financial statements.

STRATEAN INC.

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
(AUDITED)

	Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficit)
Balance, September 30, 2012	950,687	$951	$251,154	$(332,358)	$(80,253)
Imputed interest on shareholder loan			6,727		6,727
Net loss				(31,772)	(31,772)
Balance, September 30, 2013	950,687	$951	$257,881	$(364,130)	$(105,298)
Imputed interest on shareholder loan			3,151		3,151
Discount on related party debt			7,325		7,325
Settlement of related party debt			28,318		28,318
Shares issued for patent acquisition	69,279	69	42,316		42,385
Shares issued for asset acquisition	646,041	646	423,427		424,073
Shares issued on conversion of notes	81,158	81	80,497		80,578
Shares issued on settlement of debt	40,000	40	39,960		40,000
Shares issued for services	3,816,140	3,816	29,063		32,879
Shares issued for direct investment @ $1.00	200,000	200	199,800		200,000
Net loss				(45,145)	(45,145)
Balance, September 30, 2014	5,803,305	$5,803	$1,111,738	$(409,275)	$708,266

The accompanying notes are an integral part of these financial statements.

STRATEAN INC.

STATEMENT OF CASH FLOWS
(AUDITED)

	Years Ending
	September 30, 2014	September 30, 2013
Cash Flows from Operating Activities
Net loss	$(45,145)	$(31,772)
Adjustments to reconcile net loss to net cash provided by operating activities:
Imputed interest on related party debt	5,333	6,727
Amortization of debt discount	40,000	—
Gain on Settlement of Debt	(60,000)	—
Shares issued for services	12,879	—
Amortization of intangible assets	1,513	—
Shares issued for interest expense	578	—
Changes in assets and liabilities
(Increase) decrease in prepaid expense	(1,143)	1,409
Increase (decrease) in accounts payable	(58,992)	5,993
Increase (decrease) in accounts payable related party	1,473	—
Net cash from operating activities	(103,504)	(17,643)
Cash Flows from investing
Purchase of intangible assets	(3,525)	—
Net cash used in investing activities	(3,525)	—
Cash Flows from Financing Activities
Proceeds from issuance of common stock	200,000	—
Proceeds from related party debt	5,881	18,000
Payments on related party debt	(5,881)	(500)
Proceeds from convertible notes payable	59,190	—
Payments on convertible notes payable	(35,690)	—
Net cash from financing activities	223,500	17,500
Net increase (decrease) in Cash	116,471	(143)
Beginning cash balance	270	413
Ending cash balance	$116,741	$270
Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—
Cash paid for tax	$—	$—
Non-Cash investing and financing transactions
Common stock issued for debt	$140,000	$—
Shares issued to aquire fixed assets, net of liabilites assumed	$424,073	$—
Shares issued to aquire intangible assets	$42,385	$—

The accompanying notes are an integral part of these financial statements.

STRATEAN INC.

NOTES TO FINANCIAL STATEMENTS

(AUDITED)

1. DESCRIPTION AND HISTORY OF BUSINESS AND HISTORY

Description and History of Business – Stratean Inc. (the "Company") was incorporated in State of Nevada on October 15, 1987 as SmartData Corporation. The original ongoing business of SmartData was the distribution and sale of computer hardware and software. SmartData provided small businesses a framework to measure productivity, and offered additional services such as staff leasing, insurance benefits, and retirement planning. SmartData conducted a 504 public offering in the State of Nevada in December 1987. Smart Data began trading publicly in January 1988. Due to a series of unfortunate events, including the untimely death of the founding CEO, Mr. Paul Gambles, SmartData discontinued active business operations in 1992.

On March 25, 2014, Stratean Inc. entered into an Asset and Intellectual Property Purchase Agreement ("Purchase Agreement") pursuant to which the Company acquired: (i) all Intellectual Property rights, title and interest in Patent # 8,105,401 'Parallel Path, Downdraft Gasifier Apparatus and Method' (ii) all Intellectual Property rights, title and interest in Patent # 8,518,133 'Parallel Path, Downdraft Gasifier Apparatus and Method' and (iii) all of the Property rights, title and interest in a 32 inch Downdraft Gasifier ("Gasifier"). Pursuant to the Purchase Agreement the Company agreed to issue 715,320 shares of $0.001 par value common stock and assume of $156,900 in liabilities to Petersen Incorporated for the engineering and construction of the Gasifier.

Upon execution of the Asset Purchase agreement the Company ceased to be a shell Company as defined in Rule 12b-2 under the Exchange Act. The Company intends to pursue the development of operations through the acquisition and development of green energy technologies.

In connection with entering into the Purchase Agreement the Company begun pursuing opportunities to utilize the assets and intellectual properties purchased.  The Company aims to further develop these technologies in order to pursue licensing, manufacturing and direct sales agreements for its Gasifier technology.

The technologies and prototype will undergo clinical lab testing to further establish its capability of producing large volumes of clean, renewable energy from any carbon compound (Municipal Solid Waste (MSW), Coal, Sewage Sludge) into clean Synthesis Gas.

Stratean Inc's technology converts any organic material into SynGas. SynGas can be used as clean, renewable, environmentally friendly, warming fuel for power plants, motor vehicles, and as feedstock for the generation of DME (Di-Methyl Ether). DME is the premier energy carrier and offers a range of important benefits:

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

The Company believes that the Stratean process will turn the world’s waste problem into an abundant, renewable resource of energy. The Stratean production can be adapted to the specific energy requirements of a given area. Communities are expected to benefit from the countless options created including inexpensive green electric power for homes, clean-burning fuel for garbage trucks, street maintenance equipment, or for resale to other municipalities. Because of the modular nature of the components intrinsic to the process, the plant could provide one energy source, then be converted to provide a different energy product. A Stratean facility could produce additional electric power during the peak demand part of the day and produce fuels during the rest of the day.

2. SUMMARY OF SIGNIFICANT POLICIES

This summary of significant accounting policies of Stratean Inc. is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of ($409,275) since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Cash and cash equivalents – For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. There was $116,741 and $270 in cash and cash equivalents as of September 30, 2014 and September 30, 2013, respectively.

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

Revenue recognition – The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” and No. 104, “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured. For the periods ended September 30, 2014 and 2013 the Company reported revenues of $2,555 and $0, respectively.

Accounts Receivable – Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms requiring payment within 60 days from the invoice date. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded. Management reviews each accounts receivable balance that exceeds 60 days from the invoice date and, based on an assessment of creditworthiness, estimates the portion, if any, of the balance that will not be collected. As of September 30, 2014 and 2013, the Company had not recorded a reserve for doubtful accounts.

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

Stock-based compensation – The Company follows the guidelines in FASB Codification Topic ASC 718-10 “Compensation-Stock Compensation”, which provides investors and other users of financial statements with more complete and neutral financial information, by requiring that the compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. ASC 718-10 covers a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. As of September 30, 2014, the Company has not implemented an employee stock based compensation plan.

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

As of September 30, 2014 the Company had 20,000 warrants for common shares which are considered to be anti-dilutive.

Recent Accounting Pronouncements – On June 10, 2014, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2014-10, Development Stage Entities (Topic 915) – Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation, which eliminates the concept of a development stage entity (DSE) its entirety from current accounting guidance. The Company has elected early adoption of this standard, which eliminates the designation of DSEs and the requirement to disclose results of operations and cash flows since inception.

3. FIXED ASSETS

On March 25, 2014, Stratean Inc. entered into an Asset and Intellectual Property Purchase Agreement ("Purchase Agreement") pursuant to which the Company acquired all of the Property rights, title and interest in a 32 inch Downdraft Gasifier ("Gasifier"). Pursuant to the Purchase Agreement, the Company agreed to issue 646,041 shares of $0.001 par value common stock and assume of $156,900 in liabilities to Petersen Incorporated for the engineering and construction of the Gasifier.

On September 23, 2014, Stratean Inc. and Petersen Inc. entered into a Debt Settlement Agreement to settle approximately $156,900 in outstanding debt the Company incurred as a result of the engineering and construction services provided by Petersen in connection with a 32 inch Downdraft Gasifier ("Gasifier"). Petersen agreed that, upon receipt of the payment and stock, all claims of Petersen against Stratean Inc. and its predecessors, were deemed released.

Pursuant to the Agreement the Company made a cash payment of $56,900 and issued 40,000 shares of Stratean Inc. $0.001 par value common stock. The shares were determined to have a fair value of $1.00 per share, or $40,000 on September 23, 2014, a gain on settlement of debt of approximately $60,000 was recognized as a result of the Agreement.

Fixed assets are capitalized at their historical cost and are depreciated over their estimated useful lives. As of September 30, 2014, the Company’s fixed asset had not been placed into service and no depreciation expense had been recorded. Depreciation of the Company’s assets will begin upon being placed into service, which the Company anticipates occurring on October 1, 2014.

4.    INTANGIBLE AND OTHER ASSETS

On March 25, 2014, Stratean Inc, entered into an Asset and Intellectual Property Purchase Agreement ("Purchase Agreement") pursuant to which the Company acquired: (i) all Intellectual Property rights, title and interest in Patent # 8,105,401 'Parallel Path, Downdraft Gasifier Apparatus and Method' and (ii) all Intellectual Property rights, title and interest in Patent # 8,518,133 'Parallel Path, Downdraft Gasifier Apparatus and Method'. Pursuant to the Purchase Agreement the Company agreed to issue 69,279 shares of $0.001 par value common stock a for these intellectual property rights.

On September 23, 2014, Stratean Inc. and Petersen Inc. entered into a Debt Settlement Agreement to settle approximately $156,900 in outstanding debt the Company incurred as a result of the engineering and construction services provided by Petersen in connection with a 32 inch Downdraft Gasifier ("Gasifier"). Petersen agreed that, upon receipt of the payment and stock, all claims of Petersen against Stratean Inc. and its predecessors, were deemed released.

Pursuant to the Agreement the Company made a cash payment of $56,900 and issued 40,000 shares of Stratean Inc. $0.001 par value common stock. The shares were determined to have a fair value of $1.00 per share, or $40,000 on September 23, 2014, a gain on settlement of debt of approximately $60,000 was recognized as a result of the Agreement.

Patents, intellectual property and trademarks are capitalized at their historical cost and are amortized over their estimated useful lives. As of September 30, 2014, patents and trademarks total $49,002, net of $4,605 of accumulated amortization.

5. RELATED PARTY TRANSACTIONS

From October 1, 2009 through February 23, 2014, the Company received $81,158 in advances from Burkeley J. Priest, a former sole director and officer of the Company under convertible promissory notes.  The notes bear no interest and are convertible into shares of the Company’s common stock at a rate of $0.039 per share.  Although the notes bear no interest, the Company imputed interest at a rate of 8% and recognized $2,115 and $5,540 in interest expense for the periods ending September 30, 2014 and 2013, respectively.

On February 24, 2014, the Company entered into a Debt Settlement Agreement with Burkeley J. Priest, former sole director and officer of the Company, to settle all outstanding convertible debts which consists of advances provided to the Company of $81,158. Pursuant to the Debt Settlement Agreement, a cash payment of $19,500 and a $33,341 non-interest bearing promissory note due on February 24, 2016 has been issued to Mr. Priest as full consideration for all outstanding convertible debts. Approximately $28,318 of contributed capital has been recognized as a result of the Settlement Agreement. Although the notes bear no interest, in accordance with ASC 835 the Company imputed interest at a rate of 8% and recorded a discount on the note of $4,885. The discount will be amortized evenly over the 24 month note term. $1,455 of the discount has been amortized and recognized as interest expense during the year ended September 30, 2014.

On February 24, 2014, the Company entered into a Debt Settlement Agreement with Munson Family Limited Partnership, an entity controlled by Gerard Rice, a former director and officer of the Company, to settle all outstanding convertible debts which consists of advances provided to the Company of $16,659. Pursuant to the Debt Settlement Agreement, a $16,659 non-interest bearing promissory note due on February 24, 2016 has been issued to Munson Family Limited Partnership as full consideration for all outstanding convertible debts.  Although the notes bear no interest, in accordance with ASC 835 the Company imputed interest at a rate of 8% and recorded a discount on the note of $2,440. The discount will be amortized evenly over the 24 month note term. $727 of the discount has been amortized and recognized as interest expense during the year ended September 30, 2014.

On February 23, 2014, Bruce L. Lybbert was appointed as the sole officer and director for the company.  As consideration for his appointment Mr. Lybbert received 1,500,000 shares of the Company's common stock valued at $0.003 per share.  The shares received represented 61.2% of the Company's issued and outstanding shares of common stock at the time of issuance.

On March 6, 2014, Mr. Zachary Bradford was appointed to serve as the Chief Financial Officer, Secretary, Treasurer and as a Director of Stratean Inc. Mr. Bradford received 530,760 shares of the Company's common stock valued at $0.003 per share for his appointment as the Chief Financial Officer, Secretary, Treasurer and Director of the Company.

On March 13, 2014, Mr. Schultz was appointed to serve as the Chief Executive Officer and as a director of Stratean Inc. Mr. Schultz received 1,500,000 shares of the Company's common stock valued at $0.003 per share for his appointment as the Chief Executive Officer and Director of the Company.

On March 13, 2014, Mr. Barrett was appointed to serve as the Chief Operating Officer of Stratean Inc. Mr. Barrett received 265,380 shares of the Company's common stock valued at $0.003 per share for his appointment as the Chief Operating Officer of the Company.

On March 25, 2014, SMS Management Services, LLC("SMS") an entity approximately 66% controlled by S. Matthew Schultz the Company's Chief Executive Officer and Bruce Lybbert a Director of the Company and Stratean Inc, (the "Company") entered into an Asset and Intellectual Property Purchase Agreement ("Purchase Agreement") pursuant to which SMS sold to the Company: (i) all Intellectual Property rights, title and interest in Patent # 8,105,401 'Parallel Path, Downdraft Gasifier Apparatus and Method' (ii) all Intellectual Property rights, title and interest in Patent # 8,518,133 'Parallel Path, Downdraft Gasifier Apparatus and Method' and (iii) all of the Property rights, title and interest in a 32 inch Downdraft Gasifier ("Gasifier").

Pursuant to the Purchase Agreement the Company agreed to issue 715,320 shares of $0.001 par value common stock to SMS or its designees and assume $156,900 in liabilities due to Petersen Incorporated for the engineering and construction of the Gasifier. (See Note 4. Intangible and other assets for additional details)

6. CURRENT AND LONG TERM NOTES PAYABLE

On February 12, 2014, the Company entered into a Convertible Promissory Note with an investor (“Holder”) in the original principal amount of $40,000 bearing a 12% annual interest rate and maturing December 31, 2015. This convertible note together with any unpaid accrued interest was convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated as 50% of the market price which means the average market price of the twenty trading prices immediately prior to the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the note and interest to be $40,000 and has been accreted and charged to interest expense. On March 28, 2014, the Holder converted 81,159 shares of common stock of the Company for $40,000 and $579 in principal and interest, respectively and the Convertible Promissory Note was paid in full.

7. STOCKHOLDERS’ EQUITY (DEFICIT)

On February 23, 2014, Bruce L. Lybbert was appointed as the sole officer and director for the company.  As consideration for his appointment Mr. Lybbert received 1,500,000 shares of the Company's common stock valued at $0.003 per share.  The shares received represented 61.2% of the Company's issued and outstanding shares of common stock at the time of issuance.

On March 6, 2014, Zachary Bradford was appointed to serve as the Chief Financial Officer, Secretary, Treasurer and as a Director of Stratean Inc. Mr. Bradford received 530,760 shares of the Company's common stock valued at $0.003 per share for his appointment as the Chief Financial Officer, Secretary, Treasurer and Director of the Company.

On March 13, 2014, Mr. Schultz was appointed to serve as the Chief Executive Officer and as a director of Stratean Inc. Mr. Schultz received 1,500,000 shares of the Company's common stock valued at $0.003 per share for his appointment as the Chief Executive Officer and Director of the Company.

On March 13, 2014, Mr. Barrett was appointed to serve as the Chief Operating Officer of Stratean Inc. Mr. Barrett received 265,380 shares of the Company's common stock valued at $0.003 per share for his appointment as the Chief Operating Officer of the Company.

On March 25, 2014, SMS Management Services, LLC("SMS") an entity approximately 66% controlled by S. Matthew Schultz the Company's Chief Executive Officer and Bruce Lybbert a Director of the Company and Stratean Inc, (the "Company") entered into an Asset and Intellectual Property Purchase Agreement ("Purchase Agreement"). Pursuant to which SMS sold to the Company: (i) all Intellectual Property rights, title and interest in Patent # 8,105,401 'Parallel Path, Downdraft Gasifier Apparatus and Method' (ii) all Intellectual Property rights, title and interest in Patent # 8,518,133 'Parallel Path, Downdraft Gasifier Apparatus and Method' (iii) all of the Property rights, title and interest in a 32 inch Downdraft Gasifier ("Gasifier").

Pursuant to the Purchase Agreement the Company agreed to issue 715,320 shares of $0.001 par value common stock to SMS or its designees and assume $156,900 in liabilities due to Petersen Incorporated for the engineering and construction of the Gasifier. (See Note 3. Intangible and other assets for additional details)

On September 23, 2014, Stratean Inc. and Petersen Inc. entered into a Debt Settlement Agreement to settle approximately $156,900 in outstanding debt the Company incurred as a result of the engineering and construction services provided by Petersen in connection with a 32 inch Downdraft Gasifier ("Gasifier"). Petersen agreed that, upon receipt of the payment and stock, all claims of Petersen against Stratean Inc. and its predecessors, were deemed released.

Pursuant to the Agreement the Company made a cash payment of $56,900 and issued 40,000 shares of Stratean Inc. $0.001 par value common stock. The shares were determined to have a fair value of $1.00 per share, or $40,000 on September 23, 2014, a gain on settlement of debt of approximately $60,000 will be recognized as a result of the Agreement.

During the year ended September 30, 2014, the Company received $200,000 pursuant to private placement agreements with 10 investors to purchase 200,000 shares of Stratean Inc. $0.001 par value common stock and 20,000 warrants at a purchase price equal to $1.00 per share of common stock and Warrants. The warrants allow the holders to purchase shares of the Company's $0.001 par value common stock at 10% over the per share price purchase of the common stock or $1.10.

On September 30, 2014 the Company entered into a consulting agreement for grant writing services. Pursuant to this agreement the Company issued 20,000 shares of the Company's $0.001 par value common stock valued at $1.00 per share or $20,000. The cost has been capitalized as a prepaid expense and will be amortized over the contract term of 12 months.

8. STOCK WARRANTS

The following is a summary of warrants activity during the years ended September 30, 2014 and 2013.

	Number of Shares	Weighted Average Exercise Price
Balance, September 30, 2012	—	$—
Warrants granted and assumed	—	—
Warrants expired	—	—
Warrants canceled	—	—
Warrants exercised	—	—
Balance, September 30, 2013	—	—
Warrants granted and assumed	20,000	$1.10
Warrants expired	—	—
Warrants canceled	—	—
Warrants exercised	—	—
Balance, September 30, 2014	20,000	$1.10

As of September 30, 2014, 20,000 warrants are exercisable.

During the year ended September 30, 2014, the Company received $200,000 pursuant to private placement agreements with 10 investors to purchase 200,000 shares of Stratean Inc. $0.001 par value common stock and 20,000 warrants at a purchase price equal to $1.00 per share of common stock and warrants. The warrants allow the holders to purchase shares of the Company's $0.001 par value common stock at 10% over the per share price purchase of the common stock or $1.10 and have no expiration date.

9. INCOME TAXES

The Company provides for income taxes under FASB ASC 740, Accounting for Income Taxes. FASB ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

FASB ASC 740 requires the reduction of deferred tax assets by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $125,146 which is calculated by multiplying a 34% estimated tax rate by the cumulative net operating loss (NOL) adjusted for the following items:

The components of the Company's deferred tax asset as of September 30, 2014 and 2013 is as follows:

For the period ended September 30,	2014	2013
Book loss for the year	$(45,145)	$(31,772)
Adjustments:
Non-deductible debt discount expense	40,000	—
Non-deductible portion of meals and entertainment	1,200	—
Non-deductible penalties	—	—
Tax loss for the year	(3,945)	(31,772)
Estimated effective tax rate	34%	34%
Deferred tax asset	$(1,341)	$(10,802)

As of September 30,	2014	2013
Deferred tax asset	$125,146	$123,805
Valuation allowance	(125,146)	(123,805)
Current taxes payable	—	—
Income tax expense	$—	$—

Below is a chart showing the total estimated corporate federal net operating loss (NOL) and the year in which it will expire.

Year	Amount	Expiration
2014	$1,000	2034
2013	$11,000	2033
2012	$7,000	2032
2011	$13,000	2031
2010	$6,000	2030
2009	$10,000	2029
2008	$7,000	2028
2007	$1,000	2027
2006	$1,000	2026
2005	$—	2025
2004	$62,000	2024
2003	$—	2023
2002	$4,000	2022
2001	$2,000	2021
Total	$125,000

The Company will file its U.S. federal return for the year ended September 30, 2014 upon the issuance of this filing. The tax years 2011-2013 remained open to examination for federal income tax purposes by the major tax jurisdictions to which the Company is subject. No tax returns are currently under examination by any tax authorities.

10.   COMMITMENTS AND CONTINGENCIES

Lease obligations- On September 29, 2014 the Company entered into a one year operating lease agreement for its warehouse and corporate office. Future minimum lease payments under the operating lease for the facilities as of September 30th 2014, is as follows:

2015 $16,200

11.    SUBSEQUENT EVENTS

Subsequent to the year ended September 30, 2014, the Company received $50,000 pursuant to private placement agreements with 2 investors to purchase 50,000 shares of Stratean Inc. $0.001 par value common stock and 5,000 warrants at a purchase price equal to $1.00 per share of common stock and warrants. The warrants allow the holders to purchase shares of the Company's $0.001 par value common stock at 10% over the per share price purchase of the common stock or $1.10.

On November 17, 2014, the Company filed Articles of Merger with the Secretary of State of Nevada in order to effectuate a merger with the Company’s wholly-owned subsidiary, Stratean Inc. Shareholder approval was not required under Section 92A.180 of the Nevada Revised Statutes. As part of the merger, the Company’s board of directors authorized a change in the Company’s name to “Stratean Inc.” and the Company’s Articles of Incorporation have been amended to reflect this name change.

On December 5, 2014, Stratean Inc. (the "Company") and Combustion Resources, Inc. ("Combustion Resources") executed a Service Agreement ("Agreement") to independently test the Company’s Gasifier to further establish its capability of producing large volumes of clean, renewable energy from any carbon compound (Municipal Solid Waste (MSW), Coal, Sewage Sludge) into clean Synthesis Gas.

The testing will be comprised of seven stages or tasks and is estimated to be completed over a 14 week period. Each of the seven stages are briefly outlined below.

1.	Characterize Feedstock: The feedstock selected for use in the Gasifier will be fully characterized to assist in understanding how the Gasifier performs for that feedstock.

2.	Review Design Data: A full understanding of the installation and operation of the Gasifier will be outlined, including configuration, construction, thermochemical calculations and theoretical operating conditions and performance.

3.	Prepare Gasifier for Test Runs: The Gasifer will be installed for testing at Utah State University’s Carbon Energy Innovation Center.

4.	Preliminary Test Runs of Gasifier: Baseline testing will be completed to ensure all systems and support equipment are operating properly.

5.	Perform Baseline Run of Gasifier: Baseline test will be performed during which samples of gas, liquid, and solid effluent streams will be collected and analyzed. During the testing process conditions will be monitored and upon completion the data will be inspected and analyzed to determine how the Gasifier operated during the baseline testing. After completion of the test run Petersen Inc. will inspect and verify mechanical operations and integrity of the gasifier.

6.	Perform Extended Run of Gasifier: An extended run of the Gasifier will be performed following a successful baseline test run. The test run will be used to demonstrate extended operation of the Gasifier, and if there are any effects of extended operation of the Gasifier or associated support equipment. During the extended test run samples of gas, liquid, and solid effluent streams will be collected and analyzed. During the testing process conditions will be monitored and upon completion the data will be inspected and analyzed to determine how the Gasifier operated during the extended testing. After completion of the test run Petersen Inc. will inspect and verify mechanical operations and integrity of the Gasifier.

7.	Project Report: A report will be prepared at the conclusion of the study describing the results of the evaluation of the Gasifier. The report will provide a detailed discussion of the results of the tests, and will make recommendations of possible process revisions and additional work that can provide insights and direction for optimizing the Gasifier performance. The report will also provide recommendations for addition testing and items to be considered regarding feasibility of commercial operation of the Gasifier.

Pursuant to the Agreement, the Company will make payments totaling $147,144. On December, 9, 2014, the Company made an initial payment of $50,000 to begin the project. Another $50,000 will be due upon completion of task 5 and the balance of $47,144 is due upon delivery of the Final Project report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On March 5, 2014, the Company dismissed Mantyla McReynolds, LLC as the Company’s accountant. The Company engaged Seale and Beers, LLC as the Company’s principal accountants effective March 5, 2014. The decision to change accountants was approved by the Company’s board of directors.

Item 9A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, the Company has carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report, being September 30, 2014. This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in the Company’s company’s reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based upon that evaluation, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this annual report.

Management’s Annual Report on Internal Control over Financing Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2014 based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of September 30, 2014, the Company’s internal control over financial reporting was not effective. The Company’s management identified the following material weaknesses in the Company’s internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

The Company plan to take steps to enhance and improve the design of the Company’s internal control over financial reporting. During the period covered by this annual report on Form 10-K, the Company has not been able to remediate the material weaknesses identified above. To remediate such weaknesses, the Company hopes to implement the following changes during the Company’s fiscal year ending September 30, 2015: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon the Company’s securing additional financing to cover the costs of implementing the changes required. If the Company is unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the names, ages and positions of the Company’s current directors and executive officers as of September 30, 2014:

Name	Age	Position(s)
S. Matthew Schultz	45	Chief Executive Officer and Director
Bruce L. Lybbert	70	Director
Zachary K. Bradford	28	Chief Financial Officer and Director
Michael Barrett	49	Chief Operating Officer

BACKGROUND INFORMATION

The following summarizes the occupational and business experience of the Company’s officers and directors.

S. Matthew Schultz, Chief Executive Officer, has been involved in many capacities with several publicly traded companies. Most recently, he served as the President and CEO of Amerigo Energy, Inc., creating multiple syndicated offerings of developmental oil production programs, as well as overseeing the operations from permitting through production.  Since 1999, he has assisted numerous development and early stage companies to secure financing and experience significant growth.  As the President of Wexford Capital Ventures, Inc., he was instrumental in funding companies both domestically and abroad.  While serving as the Chairman of Pali Financial Group, Inc., he assisted in market development of dozens of public corporations.  He was a founding member and the Vice President of the Utah Consumer Lending Association.  A native of Lander, WY, he studied management and finance at Weber State University.

Bruce L. Lybbert, Director, A seasoned veteran of the brokerage industry and Wall Street has served on the Board of Directors in several Companies in the public and Private sectors. Mr. Lybbert co-founded Tel America, Inc. in 1982, growing it into a successful communications giant, which became the largest regional long distance carrier in the western United States. Mr. Lybbert holds a B.A. in finance and marketing from Weber State University and pursued post-graduate studies in finance at New York University.

Zachary K. Bradford, Chief Financial Officer, is a licensed Certified Public Accountant in Nevada and a member of the American Institute of Certified Public Accountants. He has served as the managing partner of a public accounting and consulting firm in Henderson, Nevada since June 2013 and has served as a consultant and outsourced CFO for several companies in both the public and private sectors. Mr. Bradford holds a B.S. in Accounting and a Masters of Accountancy from Southern Utah University.

Michael Barrett, Chief Operating Officer, Mr. Barrett is a licensed General Engineering and General Building Contractor with over 25 years experience in the construction and development industries. He is also a founding partner and principle of ICON Renewables, LLC. Where he has gained over 10 years of specialized waste-to-energy project development experience. He has worked directly with national and international industry leaders producing thousands of tons of high-value feedstocks annually. Mr. Barrett has served as a professional consultant for several public and private sector firms and provides services such as investigation, discovery and research. Mr. Barrett has provided regulatory management over many large commercial and industrial projects such as Rio-Tinto Kennecott Mine and Facilities, Utah’s Olympic Oval, Salt Lake County Emergency Operations Center, Jail and Sheriff Headquarters, Central Valley Water Reclamation Facility and many other large projects.

Directors

The Company’s directors are elected for a term of one year and serve until such director’s successor is duly elected and qualified. Each executive officer serves at the pleasure of the Board.

Family relationships

There are no family relationships among any of the Company’s officers or directors.

Involvement in legal proceedings

To the best of the Company’s knowledge, during the past ten years, none of the following occurred with respect to a present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Audit Committee and Financial Expert; Committees

The Company does not have an audit committee. The Company is not a "listed company" under SEC rules and are therefore not required to have an audit committee comprised of independent directors.

The Company has no nominating or compensation committees at this time. The entire Board participates in the nomination and audit oversight processes and considers executive and director compensation. Given the size of the Company and its stage of development, the entire Board is involved in such decision making processes. Thus, there is a potential conflict of interest in that the Company’s directors and officers have the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions. The Company is not aware of any other conflicts of interest with any of the Company’s executive officers or directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of the Company’s knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended September 30, 2014, the following persons have not filed on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended September 30, 2014:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
S. Matthew Schultz, President	0	1	0
Zachary Bradford, CFO	0	1	0
Michael Barrett, COO	0	1	0
Bruce Lybbert, COO	0	1	0

Code of Ethics

The Company has adopted a code of ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller.  The Company will provide, at no cost, a copy of the Code of Ethics to any shareholder of the Company upon receiving a written request sent to the Company’s address shown on Page 1 of this report.

Item 11. Executive Compensation.

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal periods ended September 30, 2014 and 2013. Other than as set forth herein, no executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (4)	Option Awards ($) (4)	Non- Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Burkeley J. Priest, Former President	2014 2013	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-
S. Matthew Schultz, President	2014	-0-	-0-	5,089	-0-	-0-	-0-	17,943	23,752
Zachary Bradford, CFO	2014	-0-	-0-	1,801	-0-	-0-	-0-	-0-	1,801
Michael Barrett, COO	2014	-0-	-0-	900	-0-	-0-	-0-	-0-	900

Narrative Disclosure to the Summary Compensation Table

There are no agreements to compensate any of the officers for their services. The Company’s officers and directors are reimbursed for expenses incurred on the Company’s behalf.  However, the Company’s officers and directors anticipate receiving benefits as beneficial shareholders of the Company’s common stock.

At this time, the Company has not adopted any retirement, pension, profit sharing, stock option or insurance programs or other similar programs for the benefit of the Company’s officers or employees.

Director Compensation

The table below summarizes all compensation of the Company’s directors as of September 30, 2014.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (4)	Option Awards ($) (4)	Non- Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Bruce L. Lybbert, Director	2014	-0-	-0-	5,089	-0-	-0-	-0-	-0-	5,089

Narrative Disclosure to the Director Compensation Table

There are no agreements to compensate any of the directors for their services. The Company’s directors are reimbursed for expenses incurred on the Company’s behalf.  However, the Company’s directors anticipate receiving benefits as beneficial shareholders of the Company’s common stock.

At this time, the Company has not adopted any retirement, pension, profit sharing, stock option or insurance programs or other similar programs for the benefit of the Company’s directors.

All the fees earned or paid in cash and stock options awards granted to officers were earned in connection with their service as an executive officer. Mr. Schultz and Mr. Bradford received no compensation for their services as members of the Company’s board of directors.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth as of September 30, 2014 the number and percentage of the 5,803,305 shares of outstanding common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock.  Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name of Beneficial Owner	Number of Shares of Par Value $0.001 Common Stock Beneficially Owned		Percentage of Class
5% or Greater Stockholders
Burkeley Priest	360,883		6.22%
Munson Family Limited Partnership	435,257		7.50%
SMS Management Services LLC	715,320		12.92%
Directors and named executive officers
S. Matthew Schultz	1,500,000	(1)	25.85%
Bruce Lybbert	1,500,000	(1)	25.85%
Zachary Bradford	530,760		9.15%
Michael Barrett	265380		4.57%
All Officers and Directors as a Group (4 Persons)	4,511,460		65.41%

(1) Does not include 715,320 shares held by SMS Management services an entity approximately 66% controlled by Mr. Schultz and Mr. Lybbert.

There are no contracts or other arrangements that could result in a change of control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Management and Others

From October 1, 2009 through February 23, 2014, the Company received $81,158 in advances from Burkeley J. Priest, a former sole director and officer of the Company under convertible promissory notes.  The notes bear no interest and are convertible into shares of the Company’s common stock at a rate of $0.039 per share.  Although the notes bear no interest, the Company imputed interest at a rate of 8% and recognized $2,115 and $5,540 in interest expense for the periods ending September 30, 2014 and 2013, respectively.

On February 24, 2014, the Company entered into a Debt Settlement Agreement with Burkeley J. Priest, former sole director and officer of the Company, to settle all outstanding convertible debts which consists of advances provided to the Company of $81,158. Pursuant to the Debt Settlement Agreement, a cash payment of $19,500 and a $33,341 non-interest bearing promissory note due on February 24, 2016 has been issued to Mr. Priest as full consideration for all outstanding convertible debts. Approximately $28,318 of contributed capital has been recognized as a result of the Settlement Agreement. Although the notes bear no interest, in accordance with ASC 835 the Company imputed interest at a rate of 8% and recorded a discount on the note of $4,885. The discount will be amortized evenly over the 24 month note term. $1,455 of the discount has been amortized and recognized as interest expense during the year ended September 30, 2014.

On February 24, 2014, the Company entered into a Debt Settlement Agreement with Munson Family Limited Partnership, an entity controlled by Gerard Rice, a former director and officer of the Company, to settle all outstanding convertible debts which consists of advances provided to the Company of $16,659. Pursuant to the Debt Settlement Agreement, a $16,659 non-interest bearing promissory note due on February 24, 2016 has been issued to Munson Family Limited Partnership as full consideration for all outstanding convertible debts.  Although the notes bear no interest, in accordance with ASC 835 the Company imputed interest at a rate of 8% and recorded a discount on the note of $2,440. The discount will be amortized evenly over the 24 month note term. $727 of the discount has been amortized and recognized as interest expense during the year ended September 30, 2014.

On February 23, 2014, Bruce L. Lybbert was appointed as the sole officer and director for the company.  As consideration for his appointment Mr. Lybbert received 1,500,000 shares of the Company's common stock valued at $0.003 per share.  The shares received represented 61.2% of the Company's issued and outstanding shares of common stock at the time of issuance.

On March 6, 2014, Mr. Zachary Bradford was appointed to serve as the Chief Financial Officer, Secretary, Treasurer and as a Director of Stratean Inc. Mr. Bradford received 530,760 shares of the Company's common stock valued at $0.003 per share for his appointment as the Chief Financial Officer, Secretary, Treasurer and Director of the Company.

On March 13, 2014, Mr. Schultz was appointed to serve as the Chief Executive Officer and as a director of Stratean Inc. Mr. Schultz received 1,500,000 shares of the Company's common stock valued at $0.003 per share for his appointment as the Chief Executive Officer and Director of the Company.

On March 13, 2014, Mr. Barrett was appointed to serve as the Chief Operating Officer of Stratean Inc. Mr. Barrett received 265,380 shares of the Company's common stock valued at $0.001 per share for his appointment as the Chief Operating Officer of the Company.

On March 25, 2014, SMS Management Services, LLC("SMS") an entity approximately 66% controlled by S. Matthew Schultz the Company's Chief Executive Officer and Bruce Lybbert a Director of the Company and Stratean Inc, (the "Company") entered into an Asset and Intellectual Property Purchase Agreement ("Purchase Agreement"). Pursuant to which SMS sold to the Company: (i) all Intellectual Property rights, title and interest in Patent # 8,105,401 'Parallel Path, Downdraft Gasifier Apparatus and Method' (ii) all Intellectual Property rights, title and interest in Patent # 8,518,133 'Parallel Path, Downdraft Gasifier Apparatus and Method' (iii) all of the Property rights, title and interest in a 32 inch Downdraft Gasifier ("Gasifier").

Pursuant to the Purchase Agreement the Company agreed to issue 715,320 shares of $0.001 par value common stock to SMS or it's designees and assume $156,900 in liabilities due to Petersen Incorporated for the engineering and construction of the Gasifier. (See Note 4 to the financial statements - Intangible and other assets for additional details)

Certain Business Relationships

The Company’s policy is that a contract or transaction between the Company and another entity in which the Company’s director, has a financial interested is not necessarily void or voidable if the relationship or interest is disclosed or known to the board of directors and the stockholders are entitled to vote on the contract or transaction, or if it is fair and reasonable to the Company’s Company.

Indebtedness of Management

None; not applicable.

Conflicts of Interest

None of the Company’s key personnel is required to commit full time to the Company’s affairs and, accordingly, these individuals may have conflicts of interest in allocating management time among their various business activities.  In the course of their other business activities, certain key personnel may become aware of investment and business opportunities which may be appropriate for presentation to us, as well as the other entities with which they are affiliated.  As such, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Each officer and director is, so long as he is an officer or director, subject to the restriction that all opportunities contemplated by the Company’s plan of operation that come to his attention, either in the performance of his duties or in any other manner, will be considered opportunities of, and be made available to us and the companies that he is affiliated with on an equal basis.  A breach of this requirement will be a breach of the fiduciary duties of the officer or director.  If the Company or the companies to which the officer or director is affiliated each desire to take advantage of an opportunity, then the applicable officer or director would abstain from negotiating and voting upon the opportunity.  However, the officer or director may still take advantage of opportunities if the Company should decline to do so.  Except as set forth above, the Company has not adopted any other conflict of interest policy in connection with these types of transactions.

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by the Company’s auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Mantyla McReynolds

September 30,	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2013	$6,000	$—	$—	$—
2014	$4,201	$—	$—	$—

Seale & Beers, LLC

September 30,	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2013	$—	$—	$—	$—
2014	$3,300	$—	$—	$—

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description	Location
Exhibit 3.1	Articles of Incorporation[1]
Exhibit 3.2	Amended Articles of Incorporation[1]
Exhibit 3.3	Bylaws[1]
Exhibit 3.4	Amended Bylaws[2]
Exhibit 3.5	Articles of Merger[3]
Exhibit 31.1	Certification of the Chief Executive Officer pursuant Securities Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached
Exhibit 31.2	Certification of the Chief Financial Officer pursuant Securities Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached
Exhibit 32	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**	Attached
101.INS	XBRL Instance Document***	Attached
101.SCH	XBRL Taxonomy Extension Schema Document***	Attached
101.CAL	XBRL Taxonomy Calculation Linkbase Document***	Attached
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document***	Attached
101.LAB	XBRL Taxonomy Label Linkbase Document***	Attached
101.PRE	XBRL Taxonomy Presentation Linkbase Document***	Attached

1 Filed as exhibits to 10SB12G filed November 11, 2008 and incorporated by reference.

2 Filed as exhibit to Form 8-K filed February 12, 2013 and incorporated by reference.

3 Filed as exhibit to Form 8-K filed December 1, 2014 and incorporated by reference.

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

Stratean Inc.

By:	/s/ S. Matthew Schultz
S. Matthew Schultz President, Chief Executive Officer, Principal Executive Officer and Director
December 18, 2014

By:	/s/ Zachary Bradford
Zachary Bradford Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
December 18, 2014

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ S. Matthew Schultz
S. Matthew Schultz President, Chief Executive Officer, Principal Executive Officer and Director
December 18, 2014

By:	/s/ Zachary Bradford
Zachary Bradford Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
December 18, 2014

By:	/s/ Bruce L. Lybbert
Bruce L. Lybbert Director
December 18, 2014

