Form 10-Q
period 2014-12-31
STRATEAN INC.
filed 2015-02-04
CIK 827876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2014

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: 000-53498

Stratean Inc.

(Exact name of Registrant as specified in its charter)

Nevada	87-044945
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2391 South 1560 West Woods Cross, Utah 84087
(Address of principal executive offices)

(801) 224-4405
(Registrant’s telephone number)

_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

[X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer	[ ] Accelerated filer
[ ] Non-accelerated filer	[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[ ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,990,805 common shares as of January 26, 2015

2

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of December 31, 2014 and September 30, 2014 (unaudited);

F-2	Statements of Operations for the three months ended December 31, 2014 and 2013 (unaudited);

F-3	Statements of Cash Flow for the three months ended December 31, 2014 and 2013 (unaudited);

F-4	Notes to Financial Statements.

The accompanying condensed financial statements of Stratean Inc. ( the “Company”) are unaudited, but in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the Company’s financial position, results of operations, and cash flows as of and for the dates and periods presented. The condensed financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information.

These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the twelve months ended September 30, 2014, filed with the Securities and Exchange Commission (the “Commission”).

The results of operations for the three months ended December 31, 2014 are not necessarily indicative of the results that may be expected for the entire year ending September 30, 2015 or for any future period.

3

STRATEAN INC.
BALANCE SHEETS
(UNAUDITED)

	December 31, 2014	September 30, 2014
ASSETS
Current assets
Cash	$58,087	$116,741
Prepaid expense	—	21,143
Total current assets	58,087	137,884
Deposits	1,350	—
Fixed Assets	582,427	580,973
Intangible assets	44,013	44,397
Total assets	685,877	763,254
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$7,428	$8,658
Due to related parties	1,521	1,473
Total current liabilities	8,949	10,131
Notes payable	—	44,857
Total liabilities	8,949	54,988
Stockholders' equity (deficit)
Common stock; $0.001 par value; 100,000,000 shares authorized; 5,970,805 and 5,803,305 shares issued and outstanding as of December 31, 2014 and September 30, 2014, respectively	5,971	5,803
Additional paid-in capital	1,271,570	1,111,738
Accumulated earnings (deficit)	(600,613)	(409,275)
Total stockholders' equity (deficit)	676,928	708,266
Total liabilities and stockholders' equity (deficit)	$685,877	$763,254

The accompanying notes are an integral part of these financial statements.

STRATEAN INC.
STATEMENT OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended
	December 31, 2014	December 31, 2013
Revenues	$—	$—
Cost of revenues	—	—
Gross profit	—	—
Operating expenses
Professional fees	117,772	—
Research and development	50,000	—
General and administrative expenses	17,782	8,287
Depreciation and amortization	640	—
Total operating expenses	186,194	8,287
Loss from operations	(186,194)	(8,287)
Other income (expense)
Interest expense	(5,144)	(1,928)
Total other income (expense)	(5,144)	(1,928)
Net income (loss)	$(191,338)	$(10,215)
Basic income (loss) per common share	$(0.03)	$(0.01)
Basic weighted average common shares outstanding	5,866,792	950,687

The accompanying notes are an integral part of these financial statements.

STRATEAN INC.
STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	December 31, 2014	December 31, 2013
Cash Flows from Operating Activities
Net loss	$(191,338)	$(10,215)
Adjustments to reconcile net loss to net cash provided by operating activities:
Imputed interest on related party debt	5,143	1,928
Stock based consulting	80,000	—
Depreciation and amortization of intangible assets	640	—
Changes in assets and liabilities
(Increase) decrease in prepaid expense	1,143	—
(Increase) decrease in deposits	(1,350)	—
Increase (decrease) in accounts payable	(1,230)	5,024
Increase (decrease) in accounts payable related party	48	3,500
Net cash from operating activities	(106,944)	237
Cash Flows from investing
Purchase of fixed assets	(1,710)	—
Net cash used in investing activities	(1,710)	—
Cash Flows from Financing Activities
Proceeds from issuance of common stock	50,000	—
Net cash from financing activities	50,000	—
Net increase (decrease) in Cash	(58,654)	237
Beginning cash balance	116,741	270
Ending cash balance	$58,087	$507
Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—
Cash paid for tax	$—	$—
Non-Cash investing and financing transactions
Common stock issued for debt	$50,000	$—
Shares issued for services	$60,000	$—

The accompanying notes are an integral part of these financial statements.

STRATEAN INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PRESENTATION AND GOING CONCERN

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Financial Statements filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted.

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $(600,613) since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Cash and cash equivalents – For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. There was $58,087 and $116,741 in cash and cash equivalents as of December 31, 2014 and September 30, 2014, respectively.

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

Revenue recognition – The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” and No. 104, “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured. For the periods ended December 31, 2014 and 2013 the Company reported revenues of $0 and $0, respectively.

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

Stock-based compensation – The Company follows the guidelines in FASB Codification Topic ASC 718-10 “Compensation-Stock Compensation”, which provides investors and other users of financial statements with more complete and neutral financial information, by requiring that the compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. ASC 718-10 covers a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. As of December 31, 2014, the Company has not implemented an employee stock based compensation plan.

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

3. FIXED ASSETS

Fixed assets consist of the following as of December 31, 2014 and September 30, 2014

	December 31, 2014	September 30, 2014
Machinery and equipment	$580,973	$580,973
Furniture and fixtures	1,475	—
Total	582,448	580,973
Less: accumulated depreciation	(21)	—
Fixed assets, net of accumulated depreciation	$582,427	$580,973

Depreciation expense for the three months ended December 31, 2014 and 2013 was $21 and $0, respectively.

4.    INTANGIBLE AND OTHER ASSETS

Intangible assets consist of the following as of December 31, 2014 and September 30, 2014

	December 31, 2014	September 30, 2014
Patents	$49,237	$49,002
Less: accumulated depreciation	(5,224)	(4,605)
Fixed assets, net of accumulated depreciation	$44,013	$44,397

Amortization expense for the three months ended December 31, 2014 and 2013 was $619 and $0, respectively.

5. RELATED PARTY TRANSACTIONS

On December 31, 2014, Stratean Inc. (the "Company") and two Promissory Note holders, Burkeley J. Priest ("Priest") and The Munson Family Limited Partnership ("Munson") entered into Debt Settlement Agreements ("Agreements"), to settle two Promissory Notes ("Notes") with a face value of $33,341 and $16,659, respectively. Priest and Munson agreed that, upon execution of their agreements and receipt of the stock, all claims of Priest and Munson against Stratean Inc., were deemed released.

Pursuant to the Agreements the Company issued Priest 38,342 shares of Stratean Inc. $0.001 par value common stock which had a fair value on December 31, 2014 of approximately $1.00 per share, or $38,342. On the date of the transaction Burkeley J. Priest owned approximately 6.2% of the Company's outstanding common stock and is considered a related party, therefore in accordance with ASC 470-50 approximately $5,001 will be recorded as a charge against additional paid in capital as a result of the Agreement.

Pursuant to the Agreements the Company issued Munson 19,158 shares of Stratean Inc. $0.001 par value common stock which had a fair value on December 31, 2014 of approximately $1.00 per share, or $19,158. On the date of the transaction The Munson Family Limited Partnership owned approximately 7.5% of the Company's outstanding common stock and is considered a related party, therefore in accordance with ASC 470-50 approximately $2,499 will be recorded as a charge against additional paid in capital as a result of the Agreement.

Pursuant to the Agreements Priest has been granted a 10 year royalty ("Royalty") of one-half of one percent (.5%) of "Gross Revenues" derived from the "Sale of Stratean Downdraft Gasifer units".

Pursuant to the Agreements Munson has been granted a 10 year royalty ("Royalty") of one-quarter of one percent (.25%) of "Gross Revenues" derived from the "Sale of Stratean Downdraft Gasifer units".

The Agreements define 'Gross Revenues' as; monies actually received by Stratean arising from the sale of its units. The Agreement further defines the 'Sale of Stratean Gasifier Units' as revenues received by Stratean as a direct result and occurrence of a sale of physical gasifier units to third parties. All other revenues generated by Stratean whether related to the Company's Gasifier or otherwise are explicitly excluded. Under this agreement Stratean is required to render statements and make payments to Priest and Munson within 60 days after the last day of each fiscal quarter.

Stratean remains free to exercise all the rights of ownership of its property and intellectual property including the right to sell its intellectual property and make licensing and sub-license agreements without consulting Priest or Munson and upon whatever terms it deems wise.

6. PREPAID EXPENSES

On September 30, 2014 the Company entered into a consulting agreement for grant writing services. Pursuant to this agreement the Company issued 20,000 shares of the Company's $0.001 par value common stock valued at $1.00 per share or $20,000. The cost was capitalized as a prepaid expense as of September 30, 2014. During the quarter ended December 31, 2014 the prepaid expense was fully amortized and an expense of $20,000 was charged to professional fees.

7. STOCKHOLDERS’ EQUITY (DEFICIT)

On November 4, 2014 the Company entered into a consulting agreement for grant writing services. Pursuant to this agreement the Company issued 60,000 shares of the Company's $0.001 par value common stock valued at $1.00 of $60,000.

On November 12, 2014 the Company received $40,000 pursuant to a private placement agreement with an investor to purchase 40,000 shares of Stratean $0.001 par value common stock and a warrant to purchase 4,000 shares of Stratean $0.001 par value common stock at a purchase price equal to $1.00 for each share of Common stock and 10% warrant coverage. The warrant allows the holder to purchase shares of the Company's $0.001 par value common stock at $1.10 per share.

On November 24, 2014 the Company received $10,000 pursuant to a private placement agreement with an investor to purchase 10,000 shares of Stratean $0.001 par value common stock and a warrant to purchase 1,000 shares of Stratean $0.001 par value common stock at a purchase price equal to $1.00 for each share of Common stock and 10% warrant coverage. The warrant allows the holder to purchase shares of the Company's $0.001 par value common stock at $1.10 per share.

On December 31, 2014 the Company issued 57,500 shares to a related party to settle debt. (see Note 5 for additional information)

8. DEFINITIVE AGREEMENTS

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

9. COMMITMENTS AND CONTINGENCIES

Lease obligations – The Company has operating leases for its offices. Future minimum lease payments under the operating leases for the facilities as of December 31, 2014, are as follows:

2015 $12,150

10.    SUBSEQUENT EVENTS

On January 6, 2015 the Company received $20,000 pursuant to a private placement agreement with an investor to purchase 20,000 shares of Stratean $0.001 par value common stock and a warrant to purchase 2,000 shares of Stratean $0.001 par value common stock at a purchase price equal to $1.00 for each share of Common stock and 10% warrant coverage. The warrant allows the holder to purchase shares of the Company's $0.001 par value common stock at $1.10 per share.

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

The technologies and prototype will begin undergoing clinical lab testing to further establish its capability of producing large volumes of clean, renewable energy from any carbon compound (Municipal Solid Waste (MSW), Coal, Sewage Sludge) into clean Synthesis Gas.  The Company’s Gasifier is still under development and a commercially viable Gasifier is not expected to be sellable until the first or second quarter of 2015. In December of 2014 the Company executed an agreement with Combustion Resources, LLC to independently test the Company’s production model prototype. Combustion was engaged to independently test the Gasifer's performance and certify the results of its performance. The Company believes the results of these independent tests will provide the results needed to prove its commercial viability, at which time the Company would begin to actively market its Gasifer units.

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

Results of Operations for the Three Months Ended December 31, 2014 and 2013

Operating Expenses

The Company had operating expenses of $186,194 for the three months ended December 31, 2014, as compared with $8,287 for the three months ended December 31, 2013.

Professional fees increased to $117,772 for the three months ended December 31, 2014 from $0 for the same period ended December 31, 2013. Our professional fees expenses for the three months ended December 31, 2014 consisted mainly of legal expenses and consulting fees.

Research and development fees increased to $50,000 for the three months ended December 31, 2014 from $0 for the same period ended December 31, 2013. Our research and development expenses for the three months ended December 31, 2014 consisted mainly of consulting fees to independently test our Gasifier.

General and administrative fees increased to $17,782 for the three months ended December 31, 2014 from $8,287 for the same period ended December 31, 2013. Our general and administrative expenses for the three months ended December 31, 2014 consisted mainly of office expenses and expenses incurred as a result of fundraising efforts. In comparison, our general and administrative expenses for the three months ended December 31, 2013 consisted mainly of expenses related to SEC compliance.

Depreciation and amortization expense increased to $640 for the three months ended December 31, 2014 from $0 for the same period ended December 31, 2013.

Other Expenses

We had other expenses of $(5,144) for the three months ended December 31, 2014, compared with other expenses of $(1,928) for the three months ended December 31, 2013. Our other expenses for the three months ended December 31, 2014 and 2013 consisted mainly of amortization of imputed interest on officer loans.

Net Loss

We recorded a net loss of $(191,338) for the three months ended December 31, 2014, as compared with a net loss of $(10,215) for the three months ended December 31, 2013.

Liquidity and Capital Resources

As of December 31, 2014, we had total current assets of $58,087, consisting entirely of cash, and total assets in the amount of $685,877. Our total current liabilities as of December 31, 2014 were $8,949. We had working capital of $49,138 as of December 31, 2014.

Operating activities used $(106,944) in cash for the three months ended December 31, 2014. Our net loss of $(191,338) was the main component of our negative operating cash flow, offset mainly by imputed interest of $5,143 and stock based consulting of $80,000.

Cash flows used by investing activities during the three months ended December 31, 2014 was $(1,710) as a result of the purchase of fixed assets.

Cash flows provided by financing activities during the three months ended December 31, 2014 amounted to $50,000 and consisted of $50,000 in proceeds from our private offering of common stock and warrants.

In addition to $50,000 we were able to raise in the sale of our common stock, we were able to settle two promissory notes with a face values of $33,341 and $16,659. Pursuant to the Debt Settlement Agreements, we issued 38,342 shares of common stock and 19,158 shares of common stock, respectively, along with royalties, as provided in the Agreements, to settle the notes.

Despite the efforts we have made to raise money and to settle debt, based upon our current financial condition, we do not have sufficient cash to operate our business at the current level for the next twelve months. We intend to fund operations through increased sales and debt and/or equity financing arrangements, which may be insufficient to fund expenditures or other cash requirements. We plan to seek additional financing in a private equity offering to secure funding for operations. There can be no assurance that we will be successful in raising additional funding. If we are not able to secure additional funding, the implementation of our business plan will be impaired. There can be no assurance that such additional financing will be available to us on acceptable terms or at all.

Off Balance Sheet Arrangements

As of December 31, 2014, there were no off balance sheet arrangements.

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

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $(600,613) since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Revenue recognition – The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” and No. 104, “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured. For the periods ended December 31, 2014 and 2013 the Company reported revenues of $0 and $0, respectively.

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

Item 4.     Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2014. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2014, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of December 31, 2014, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending September 30, 2015: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2014 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

On November 4, 2014 the Company entered into a consulting agreement for grant writing services. Pursuant to this agreement the Company issued 60,000 shares of the Company's $0.001 par value common stock valued at $1.00 of $60,000.

On November 12, 2014 the Company received $40,000 pursuant to a private placement agreement with an investor to purchase 40,000 shares of Stratean $0.001 par value common stock and a warrant to purchase 4,000 shares of Stratean $0.001 par value common stock at a purchase price equal to $1.00 for each share of Common stock and 10% warrant coverage. The warrant allows the holder to purchase shares of the Company's $0.001 par value common stock at $1.10 per share.

On November 24, 2014 the Company received $10,000 pursuant to a private placement agreement with an investor to purchase 10,000 shares of Stratean $0.001 par value common stock and a warrant to purchase 1,000 shares of Stratean $0.001 par value common stock at a purchase price equal to $1.00 for each share of Common stock and 10% warrant coverage. The warrant allows the holder to purchase shares of the Company's $0.001 par value common stock at $1.10 per share.

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

Item 3.     Defaults upon Senior Securities

None

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2014 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Stratean, Inc.

Date:	February 3, 2014

By: /s/ S. Matthew Schultz S. Matthew Schultz Title: Chief Executive Officer

Date:	February 3, 2014

By: /s/Zachary K. Bradford Zachary K Bradford Title: Chief Financial Officer

