Form 10-Q
period 2015-03-31
STRATEAN INC.
filed 2015-05-12
CIK 827876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

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

(801) 244-4405
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

[ ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,792,805 common shares as of May 1, 2015

2

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of March 31, 2015 and September 30, 2014 (unaudited);

F-2	Statements of Operations for the three and six months ended March 31, 2015 and 2014 (unaudited);

F-3	Statements of Cash Flow for the six months ended March 31, 2015 and 2014 (unaudited);

F-4	Notes to Financial Statements.

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

The results of operations for the three and six months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the entire year ending September 30, 2015 or for any future period.

3

STRATEAN INC.
BALANCE SHEETS

(UNAUDITED)

	March 31, 2015	September 30, 2014
ASSETS
Current assets
Cash	$169,988	$116,741
Prepaid expense	58,938	21,143
Total current assets	228,926	137,884
Deposits	2,358	—
Fixed Assets	601,804	580,973
Intangible assets	44,024	44,397
Total assets	877,112	763,254
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$9,332	$8,658
Due to related parties	1,473	1,473
Total current liabilities	10,805	10,131
Notes payable	—	44,857
Total liabilities	10,805	54,988
Stockholders' equity (deficit)
Common stock; $0.001 par value; 100,000,000 shares authorized; 6,792,805 and 5,803,305 shares issued and outstanding as of March 31, 2015 and September 30, 2014, respectively	6,793	5,803
Preferred stock; $0.001 par value; 100,000,000 shares authorized; 0 shares issued and outstanding as of March 31, 2015 and September 30, 2014, respectively	—	—
Additional paid-in capital	4,649,044	1,111,738
Accumulated earnings (deficit)	(3,789,530)	(409,275)
Total stockholders' equity (deficit)	866,307	708,266
Total liabilities and stockholders' equity (deficit)	$877,112	$763,254

The accompanying notes are an integral part of these financial statements.

STRATEAN INC.
STATEMENT OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
Revenues	$—	$—	$—	$—
Cost of revenues	—	—	—	—
Gross profit	—	—	—	—
Operating expenses
Professional fees	3,172,884	4,049	3,290,656	12,306
Research and development	2,214	—	52,214	—
General and administrative expenses	13,130	3,474	30,912	3,504
Depreciation and amortization	689	—	1,329	—
Total operating expenses	3,188,917	7,523	3,375,111	15,810
Loss from operations	(3,188,917)	(7,523)	(3,375,111)	(15,810)
Other income (expense)
Interest expense	—	(43,037)	(5,144)	(44,965)
Total other income (expense)	—	(43,037)	(5,144)	(44,965)
Net income (loss)	$(3,188,917)	$(50,560)	$(3,380,255)	$(60,775)
Basic income (loss) per common share	$(0.52)	$(0.02)	$(0.56)	$(0.04)
Fully Diluted income (loss) per common share	$(0.47)	$(0.02)	$(0.54)	$(0.04)
Basic weighted average common shares outstanding	6,179,150	2,081,218	6,024,464	1,509,741

The accompanying notes are an integral part of these financial statements.

STRATEAN INC.
STATEMENT OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	March 31, 2015	March 31, 2014
Cash Flows from Operating Activities
Net loss	$(3,380,255)	$(60,775)
Adjustments to reconcile net loss to net cash provided by operating activities:
Imputed interest on related party debt	5,143	4,386
Amortization of debt discount	—	40,000
Stock based consulting	3,214,858	3,796
Depreciation and amortization	1,329	—
Shares issued for interest expense	—	578
Changes in assets and liabilities
(Increase) decrease in prepaid expense	(6,357)	—
Increase in deferred revenue	—	750
(Increase) decrease in deposits	(2,358)	—
Increase (decrease) in accounts payable	674	(10,225)
Net cash from operating activities	(166,966)	(21,490)
Cash Flows from investing
Purchase of intangible assets	(859)	(2,250)
Purchase of fixed assets	(20,928)	—
Net cash used in investing activities	(21,787)	(2,250)
Cash Flows from Financing Activities
Proceeds from issuance of common stock	242,000	—
Proceeds from related party debt	—	2,740
Proceeds from convertible notes payable	—	59,190
Payments on convertible notes payable	—	(35,690)
Net cash from financing activities	242,000	26,240
Net increase (decrease) in Cash	53,247	2,500
Beginning cash balance	116,741	270
Ending cash balance	$169,988	$2,770
Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—
Cash paid for tax	$—	$—
Non-Cash investing and financing transactions
Common stock issued for debt	$50,000	$40,000
Shares issued for services	$690,000	$—
Options and warrants issued for services	$2,556,296	$—
Shares issued to aquire intangible assets	$—	$42,385
Shares issued to aquire fixed assets, net of liabilites assumed	$—	$424,073

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

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $(3,789,530) since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Cash and cash equivalents – For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. There was $169,988 and $116,741 in cash and cash equivalents as of March 31, 2015 and September 30, 2014, respectively.

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

Revenue recognition – The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” and No. 104, “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured. For the periods ended March 31, 2015 and 2014 the Company reported revenues of $0 and $0, respectively.

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

Stock-based compensation – The Company follows the guidelines in FASB Codification Topic ASC 718-10 “Compensation-Stock Compensation”, which provides investors and other users of financial statements with more complete and neutral financial information, by requiring that the compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. ASC 718-10 covers a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. As of March 31, 2015, the Company has not implemented an employee stock based compensation plan.

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

3. FIXED ASSETS

Fixed assets consist of the following as of March 31, 2015 and September 30, 2014

	March 31, 2015	September 30, 2014
Machinery and equipment	$598,893	$580,973
Tenant improvements	1,533	—
Furniture and fixtures	1,475	—
Total	601,901	580,973
Less: accumulated depreciation	(97)	—
Fixed assets, net of accumulated depreciation	$601,804	$580,973

Depreciation expense for the six months ended March 31, 2015 and 2014 was $97 and $0, respectively.

4.    INTANGIBLE AND OTHER ASSETS

Intangible assets consist of the following as of March 31, 2015 and September 30, 2014

	March 31, 2015	September 30, 2014
Patents	$49,861	$49,002
Less: accumulated depreciation	(5,837)	(4,605)
Fixed assets, net of accumulated depreciation	$44,024	$44,397

Amortization expense for the six months ended March 31, 2015 and 2014 was $1,232 and $0, respectively.

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

On December 31, 2014 the Company executed a settlement agreement and issued Priest 38,342 shares of Stratean Inc. $0.001 par value common stock which had a fair value on December 31, 2014 of approximately $1.00 per share, or $38,342. On the date of the transaction Priest owned approximately 6.2% of the Company's outstanding common stock and is considered a related party, therefore in accordance with ASC 470-50 approximately $5,001 was recorded as a charge against additional paid in capital as a result of the Agreement.

On December 31, 2014the Company executed a settlement agreement and issued Munson 19,158 shares of Stratean Inc. $0.001 par value common stock which had a fair value on December 31, 2014 of approximately $1.00 per share, or $19,158. On the date of the transaction Munson owned approximately 7.5% of the Company's outstanding common stock and is considered a related party, therefore in accordance with ASC 470-50 approximately $2,499 was recorded as a charge against additional paid in capital as a result of the Agreement.

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

The Board of Directors created a Board of Advisors to provide the Officers and Directors with advice and insight and appointed Brad Patee to serve as a member of the board of advisors for a period of one year.

As compensation for his appointment, Mr. Patee was granted 60,000 non-statutory options under the following terms: non-transferable, fully vest on March 31, 2015, expire five years from the date of grant, strike price of $0.25 and become immediately exercisable upon the occurrence of a significant liquidating, restructuring or change of control event.

The 60,000 stock options were valued at $54,411 using the Black-Scholes option pricing model based upon the following assumptions: term of 5 years, risk free interest rate of 2.11%, a dividend yield of 0% and volatility rates of 110%.   The amount was capitalized as a prepaid expense and will be amortized over twelve months, during the six months ended March 31, 2015 the Company recorded an expense of $2,973.

On March 30, 2014 the Company prepaid $7,500 due to an officer for consulting services to be performed during the month of April 2015. During the month ended April 30, 2015 the prepaid expense was fully amortized and an expense of $7,500 was charged to professional fees.

7. STOCKHOLDERS’ EQUITY (DEFICIT)

On November 4, 2014 the Company entered into a consulting agreement for grant writing services. Pursuant to this agreement the Company issued 60,000 shares of the Company's $0.001 par value common stock valued at $1.00 of $60,000.

During the period commencing November 12, 2014 through March 31, 2015 the Company received $242,000 from 14 investors pursuant to private placement agreements with the investors to purchase 242,000 shares of Stratean $0.001 par value common stock and warrants to purchase 24,200 shares of Stratean $0.001 par value common stock at a purchase price equal to $1.00 for each share of Common stock and 10% warrant coverage. The warrant allows the holder to purchase shares of the Company's $0.001 par value common stock at $1.10 per share.

On December 31, 2014 the Company issued 57,500 shares to a related party to settle debt. (see Note 5 for additional information)

On March 12, 2015, Stratean Inc. (the "Company") issued shares and warrants to be issued to officers and members of the board of directors as compensation for services performed.

The Board of Directors granted non-statutory stock options and shares of the Company's $0.001 par value common stock to parties which have provided significant consulting services to the Company and created significant value for the Company as a result of these services. The options and shares were granted as follows:

Name	Title	Number of Shares of $0.001 par value Common Stock	Number of Warrants
S. Matthew Schultz	Chief Executive Officer and Director	100,000	500,000
Zachary K Bradford	Chief Financial Officer and Director	100,000	500,000
Bruce Lybbert	Director	100,000	500,000
Michael Barrett	Chief Operating Officer	100,000	500,000
Larry McNeil	Director	100,000	500,000

The options were issued under the following terms; non-transferable, fully vest on March 31, 2015, expire ten years from the date of grant, strike price of $0.25 and become immediately exercisable upon the occurrence of a significant liquidating, restructuring or change of control event.

The 2,500,000 stock options were valued at $2,414,304 using the Black-Scholes option pricing model based upon the following assumptions: term of 10 years,  risk free interest rate of 2.11%, a dividend yield of 0% and volatility rates of 110%.   The Company recorded an expense of $2,414,304 for the six months ended March 31, 2015.

The 500,000 shares of the Company's $0.001 par value common stock were valued at $1.00.  The Company recorded an expense of $500,000 for the six months ended March 31, 2015.

On March 12, 2015 the Company also approved the issuance of 130,000 shares of the company's $0.001 par value common stock to two consultants for consulting services provided. The shares of the Company's $0.001 par value common stock were valued at $1.00.  The Company recorded an expense of $130,000 for the six months ended March 31, 2015.

On March 18, 2015 the Company granted 95,000 non-statutory stock options to a consultant. The options were issued under the following terms; non-transferable, fully vest on March 31, 2015, expire ten years from the date of grant, strike price of $1.10 and become immediately exercisable upon the occurrence of a significant liquidating, restructuring or change of control event.

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

9. COMMITMENTS AND CONTINGENCIES

Lease obligations – The Company has operating leases for its offices. Future minimum lease payments under the operating leases for the facilities as of March 31, 2015, are as follows:

2015 $8,100

10.    SUBSEQUENT EVENTS

On April 15, 2015, the Company filed a Certificate of Amendment to the Company’s Articles of Incorporation (the “Certificate of Amendment”) with the Nevada Secretary of State. The Certificate of Amendment authorized ten million (10,000,000) shares of preferred stock. The Company’s Board of Directors and a majority of its shareholders approved the Certificate of Amendment.

On April 15, 2015, pursuant to Article IV of our Articles of Incorporation, the Company’s Board of Directors voted to designate a class of preferred stock entitled Series A Preferred Stock, consisting of up to one million (1,000,000) shares, par value $0.001. Under the Certificate of Designation, holders of Series A Preferred Stock will be entitled to quarterly dividends on 2% of our earnings before interest, taxes and amortization. The dividends are payable in cash or common stock. The holders will also have a liquidation preference on the state value of $0.02 per share plus any accumulated but unpaid dividends. The holders are further entitled to have the Company redeem their Series A Preferred Stock for three shares of common stock in the event of a change of control and they are entitled to vote together with the holders of the Company’s common stock on all matters submitted to shareholders at a rate of forty-five (45) votes for each share held.

On April 16, 2015, the Company issued a total of four hundred thousand (400,000) shares of its newly designated Series A Preferred Stock to members of the board of directors.

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

Stratean Inc.'s technology converts any organic material into SynGas. SynGas can be used as clean, renewable, environmentally friendly, warming fuel for power plants, motor vehicles, and as feedstock for the generation of DME (Di-Methyl Ether). DME is the premier energy carrier and offers a range of important benefits:

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

The technologies and prototype will begin undergoing clinical lab testing to further establish its capability of producing large volumes of clean, renewable energy from any carbon compound (Municipal Solid Waste (MSW), Coal, Sewage Sludge) into clean Synthesis Gas.  The Company’s Gasifier is still under development and a commercially viable Gasifier is not expected to be sellable until the second quarter of 2015. In December of 2014 the Company executed an agreement with Combustion Resources, LLC to independently test the Company’s production model prototype. Combustion was engaged to independently test the Gasifer's performance and certify the results of its performance. The Company believes the results of these independent tests will provide the results needed to prove its commercial viability, at which time the Company would begin to actively market its Gasifer units.

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

Results of Operations for the Three Months Ended March 31, 2015 and 2014

Revenues

We did not earned any revenues during the three months ending March 31, 2015 and 2014, respectively. We do not anticipate earning significant revenues until such time that we have fully developed our technology and are able to market our products.

Operating Expenses

The Company had operating expenses of $3,188,917 for the three months ended March 31, 2015, as compared with $7,523 for the three months ended March 31, 2014.

Professional fees increased to $3,172,884 for the three months ended March 31, 2015 from $4,049 for the same period ended March 31, 2014. Our professional fees expenses for the three months ended March 31, 2015 consisted mainly of stock based consulting fees.

Research and development fees increased to $2,214 for the three months ended March 31, 2015 from $0 for the same period ended March 31, 2014. Our research and development expenses for the three months ended March 31, 2015 consisted mainly of expenses to prepare our Gasifier for independent testing.

General and administrative fees increased to $13,130 for the three months ended March 31, 2015 from $3,474 for the same period ended March 31, 2014. Our general and administrative expenses for the three months ended March 31, 2015 consisted mainly of office expenses and expenses incurred as a result of fundraising efforts. In comparison, our general and administrative expenses for the three months ended March 31, 2014 consisted mainly of expenses related to SEC compliance.

Depreciation and amortization expense increased to $689 for the three months ended March 31, 2015 from $0 for the same period ended March 31, 2014.

Other Expenses

We had other expenses of $0 for the three months ended March 31, 2015, compared with other expenses of $43,037 for the three months ended March 31, 2014. Our other expenses for the three months ended March 31, 2014 consisted mainly of amortization of imputed interest on officer loans and amortization of debt discount.

Net Loss

We recorded a net loss of $3,188,917 for the three months ended March 31, 2015, as compared with a net loss of $50,560 for the three months ended March 31, 2014.

Results of Operations for the Six Months Ended March 31, 2015 and 2014

Revenues

We did not earned any revenues during the six months ending March 31, 2015 and 2014, respectively. We do not anticipate earning significant revenues until such time that we have fully developed our technology and are able to market our products.

Operating Expenses

The Company had operating expenses of $3,375,111 for the six months ended March 31, 2015, as compared with $15,810 for the six months ended March 31, 2014.

Professional fees increased to $3,3,290,656 for the six months ended March 31, 2015 from $12,306 for the same period ended March 31, 2014. Our professional fees expenses for the six months ended March 31, 2015 consisted mainly of stock based consulting fees.

Research and development fees increased to $52,214 for the six months ended March 31, 2015 from $0 for the same period ended March 31, 2014. Our research and development expenses for the six months ended March 31, 2015 consisted mainly of fees to independently test our Gasifier.

General and administrative fees increased to $30,912 for the six months ended March 31, 2015 from $3,504 for the same period ended March 31, 2014. Our general and administrative expenses for the six months ended March 31, 2015 consisted mainly of office expenses and expenses incurred as a result of fundraising efforts. In comparison, our general and administrative expenses for the six months ended March 31, 2014 consisted mainly of expenses related to SEC compliance.

Depreciation and amortization expense increased to $1,329 for the six months ended March 31, 2015 from $0 for the same period ended March 31, 2014.

Other Expenses

We had other expenses of $5,144 for the six months ended March 31, 2015, compared with other expenses of $44,965 for the six months ended March 31, 2014. Our other expenses for the six months ended March 31, 2015 consisted mainly of amortization of imputed interest on officer loans as compared to the same period ending March 31, 214 which consisted mainly of amortization of debt discount.

Net Loss

We recorded a net loss of $3,380,255 for the six months ended March 31, 2015, as compared with a net loss of $60,775 for the six months ended March 31, 2014.

Liquidity and Capital Resources

As of March 31, 2015, we had total current assets of $228,926, consisting of cash and prepaid expenses, and total assets in the amount of $877,112. Our total current liabilities as of March 31, 2015 were $10,805. We had working capital of $218,121 as of March 31, 2015.

Operating activities used $166,966 in cash for the six months ended March 31, 2015. Our net loss of $3,380,255 was the main component of our negative operating cash flow, offset mainly by stock based consulting of $3,214,858 and imputed interest of $5,143.

Cash flows used by investing activities during the three months ended March 31, 2015 was $21,787 as a result of the purchase of fixed and intangible assets.

Cash flows provided by financing activities during the three months ended March 31, 2015 amounted to $242,000 and consisted of $242,000 in proceeds from our private offering of common stock and warrants.

In addition to $242,000 we were able to raise in the sale of our common stock, we were able to settle two promissory notes with a face values of $33,341 and $16,659. Pursuant to the Debt Settlement Agreements, we issued 38,342 and 19,158 shares of common stock, respectively, along with royalties, as provided in the Agreements, to settle the notes.

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

Off Balance Sheet Arrangements

As of March 31, 2015, there were no off balance sheet arrangements.

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

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $3,617,852 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Revenue recognition – The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” and No. 104, “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured. For the periods ended March 31, 2015 and 2014 the Company reported revenues of $0 and $0, respectively.

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

Item 4.     Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2015. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2015, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of March 31, 2015, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2015 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

During the three months ended March 31, 2015 the Company received $192,000 from 12 investors pursuant to private placement agreements with the investors to purchase 192,000 shares of Stratean $0.001 par value common stock and warrants to purchase 19,200 shares of Stratean $0.001 par value common stock at a purchase price equal to $1.00 for each share of Common stock and 10% warrant coverage. The warrant allows the holder to purchase shares of the Company's $0.001 par value common stock at $1.10 per share.

On March 12, 2015, Stratean Inc. (the "Company") issued shares and warrants to be issued to officers and members of the board of directors as compensation for services performed.

The Board of Directors granted non-statutory stock options and shares of the Company's $0.001 par value common stock to parties which have provided significant consulting services to the Company and created significant value for the Company as a result of these services. The options and shares were granted as follows:

Name	Title	Number of Shares of $0.001 par value Common Stock	Number of Warrants
S. Matthew Schultz	Chief Executive Officer and Director	100,000	500,000
Zachary K Bradford	Chief Financial Officer and Director	100,000	500,000
Bruce Lybbert	Chief Operating Officer	100,000	500,000
Michael Barrett	Director	100,000	500,000
Larry McNeil	Director	100,000	500,000

The options were issued under the following terms; non-transferable, fully vest on March 31, 2015, expire ten years from the date of grant, strike price of $0.25 and become immediately exercisable upon the occurrence of a significant liquidating, restructuring or change of control event.

The Company issued a board advisory member options to purchase 60,000 shares of common stock under the following terms: non-transferable, fully vest on March 31, 2015, expire five years from the date of grant, strike price of $0.25 and become immediately exercisable upon the occurrence of a significant liquidating, restructuring or change of control event.

On March 12, 2015 the Company also approved the issuance of 130,000 share of the company's $0.001 par value common stock to two consultants for consulting services provided.

On March 18, 2015 the Company granted options to purchase 25,000 shares of common stock to a consultant. The options were issued under the following terms; non-transferable, fully vest on March 31, 2015, expire ten years from the date of grant, strike price of $0.25 and become immediately exercisable upon the occurrence of a significant liquidating, restructuring or change of control event.

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

Item 3.     Defaults upon Senior Securities

None

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer and Cheif Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Stratean, Inc.

Date:	May 12, 2015

By: /s/ S. Matthew Schultz S. Matthew Schultz Title: Chief Executive Officer

Date:	May 12, 2015

By: /s/Zachary K. Bradford Zachary K Bradford Title: Chief Financial Officer

