Form 10-Q
period 2015-06-30
STRATEAN INC.
filed 2015-08-13
CIK 827876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,378,415 common shares as of July 1, 2015

2

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of June 30, 2015 and September 30, 2014 (unaudited);

F-2	Statements of Operations for the three and nine months ended June 30, 2015 and 2014 (unaudited);

F-3	Statements of Cash Flow for the nine months ended June 30, 2015 and 2014 (unaudited);

F-4	Notes to Financial Statements.

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

The results of operations for the three and nine months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the entire year ending September 30, 2015 or for any future period.

3

STRATEAN INC.
BALANCE SHEETS
(UNAUDITED)

ASSETS	June 30, 2015	September 30, 2014
Current assets
Cash	$125,936	$116,741
Prepaid expense	38,179	21,143
Total current assets	164,115	137,884
Deposits	2,358	—
Fixed Assets	607,090	580,973
Intangible assets	45,118	44,397
Total assets	818,681	763,254
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$5,277	$8,658
Due to related parties	1,473	1,473
Total current liabilities	6,750	10,131
Notes payable	—	44,857
Total liabilities	6,750	54,988
Stockholders' equity (deficit)
Common stock; $0.001 par value; 100,000,000 shares authorized; 20,378,415 and 17,409,915 shares issued and outstanding as of June 30, 2015 and September 30, 2014, respectively	20,378	17,410
Preferred stock; $0.001 par value; 10,000,000 shares authorized; 400,000 and 0 shares issued and outstanding as of June 30, 2015 and September 30, 2014, respectively	400	—
Additional paid-in capital	4,635,459	1,100,131
Accumulated earnings (deficit)	(3,844,306)	(409,275)
Total stockholders' equity (deficit)	811,931	708,266
Total liabilities and stockholders' equity (deficit)	$818,681	$763,254

The accompanying notes are an integral part of these financial statements.

STRATEAN INC.
STATEMENT OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Revenues	$—	$2,555	$—	$2,555
Cost of revenues	—	700	—	700
Gross profit	—	1,855	—	1,855
Operating expenses
Professional fees	45,713	2,300	3,336,369	14,606
Research and development	74	—	52,288	—
General and administrative expenses	8,258	9,457	39,170	12,961
Depreciation and amortization	731	—	2,060	—
Total operating expenses	54,776	11,757	3,429,887	27,567
Loss from operations	(54,776)	(9,902)	(3,429,887)	(25,712)
Other income (expense)
Interest expense	—	(997)	(5,144)	(45,962)
Total other income (expense)	—	(997)	(5,144)	(45,962)
Net income (loss)	$(54,776)	$(10,899)	$(3,435,031)	$(71,674)
Basic income (loss) per common share	$(0.00)	$(0.00)	$(0.18)	$(0.00)
Basic weighted average common shares outstanding	20,378,415	8,636,736	18,841,734	16,723,047

The accompanying notes are an integral part of these financial statements.

STRATEAN INC.
STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	June 30, 2015	June 30, 2014
Cash Flows from Operating Activities
Net loss	$(3,435,031)	$(71,674)
Adjustments to reconcile net loss to net cash provided by operating activities:
Imputed interest on related party debt	5,143	5,383
Amortization of debt discount	—	40,000
Stock based consulting	3,228,517	3,796
Depreciation and amortization	2,060	792
Shares issued for interest expense	—	578
Changes in assets and liabilities
(Increase) decrease in prepaid expense	1,143	(3,000)
Increase in deferred revenue	—	—
(Increase) decrease in deposits	(2,358)	—
Increase (decrease) in accounts payable	(3,381)	(10,060)
Net cash from operating activities	(203,907)	(34,185)
Cash Flows from investing
Purchase of intangible assets	(2,594)	(2,250)
Purchase of fixed assets	(26,304)	—
Net cash used in investing activities	(28,898)	(2,250)
Cash Flows from Financing Activities
Proceeds from issuance of common stock	242,000	75,000
Proceeds from related party debt	—	5,881
Payments on related party debt	—	(5,881)
Proceeds from convertible notes payable	—	59,190
Payments on convertible notes payable	—	(35,690)
Net cash from financing activities	242,000	98,500
Net increase (decrease) in Cash	9,195	62,065
Beginning cash balance	116,741	270
Ending cash balance	$125,936	$62,335
Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—
Cash paid for tax	$—	$—
Non-Cash investing and financing transactions
Common stock issued for debt	$50,000	$40,000
Shares issued for services	$690,000	$—
Options and warrants issued for services	$2,556,296	$—
Shares issued to acquire intangible assets	$—	$42,385
Shares issued to acquire fixed assets, net of liabilities assumed	$—	$424,073

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

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $(3,844,306) since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Cash and cash equivalents – For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. There was $125,936 and $116,741 in cash and cash equivalents as of June 30, 2015 and September 30, 2014, respectively.

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

Revenue recognition – The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” and No. 104, “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured. For the periods ended June 30, 2015 and 2014 the Company reported revenues of $0 and $2,555, respectively.

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

Stock-based compensation – The Company follows the guidelines in FASB Codification Topic ASC 718-10 “Compensation-Stock Compensation”, which provides investors and other users of financial statements with more complete and neutral financial information, by requiring that the compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. ASC 718-10 covers a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. As of June 30, 2015, the Company has not implemented an employee stock based compensation plan.

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

Recently Issued Accounting Pronouncements – On June 10, 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-10, Development Stage Entities (Topic 915) – Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation, which eliminates the concept of a development stage entity ("DSE") in its entirety from current accounting guidance. The Company has elected early adoption of this standard, which eliminates the designation of DSEs and the requirement to disclose results of operations and cash flows since inception.

The Company has evaluated the all other recent accounting pronouncements through ASU 2015-12, and believes that none of them will have a material effect on the Company's financial position, results of operations or cash flows.

3. FIXED ASSETS

Fixed assets consist of the following as of June 30, 2015 and September 30, 2014

	June 30, 2015	September 30, 2014
Machinery and equipment	$604,269	$580,973
Tenant improvements	1,533	—
Furniture and fixtures	1,475	—
Total	607,277	580,973
Less: accumulated depreciation	(187)	—
Fixed assets, net of accumulated depreciation	$607,090	$580,973

Depreciation expense for the nine months ended June 30, 2015 and 2014 was $187 and $0, respectively.

4.    INTANGIBLE AND OTHER ASSETS

Intangible assets consist of the following as of June 30, 2015 and September 30, 2014

	June 30, 2015	September 30, 2014
Patents	$51,596	$49,002
Less: accumulated amortization	(6,478)	(4,605)
Fixed assets, net of accumulated amortization	$45,118	$44,397

Amortization expense for the nine months ended June 30, 2015 and 2014 was $1,873 and $0, respectively.

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

On December 31, 2014 the Company executed a settlement agreement and issued Priest 115,026 shares of Stratean Inc. $0.001 par value common stock which had a fair value on December 31, 2014 of approximately $0.33 per share, or $38,342. On the date of the transaction Priest owned approximately 6.2% of the Company's outstanding common stock and is considered a related party, therefore in accordance with ASC 470-50 approximately $5,001 was recorded as a charge against additional paid in capital as a result of the Agreement.

On December 31, 2014 the Company executed a settlement agreement and issued Munson 57,474 shares of Stratean Inc. $0.001 par value common stock which had a fair value on December 31, 2014 of approximately $0.33 per share, or $19,158. On the date of the transaction Munson owned approximately 7.5% of the Company's outstanding common stock and is considered a related party, therefore in accordance with ASC 470-50 approximately $2,499 was recorded as a charge against additional paid in capital as a result of the Agreement.

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

As compensation for his appointment, Mr. Patee was granted 180,000 non-statutory options under the following terms: non-transferable, fully vest on March 31, 2015, expire five years from the date of grant, strike price of $0.25 and become immediately exercisable upon the occurrence of a significant liquidating, restructuring or change of control event.

The 180,000 stock options were valued at $54,411 using the Black-Scholes option pricing model based upon the following assumptions: term of 5 years, risk free interest rate of 2.11%, a dividend yield of 0% and volatility rates of 110%.   The amount was capitalized as a prepaid expense and will be amortized over twelve months, during the nine months ended June 30, 2015 the Company recorded an expense of $16,502.

7. STOCKHOLDERS’ EQUITY (DEFICIT)

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

On April 28, 2015, our board of directors approved a forward split of 1 to 3 in which each shareholder will be issued 3 common shares in exchange for 1 common share of their currently issued common stock. A record date of May 8, 2015 was established and FINRA was provided ten days’ notice prior to the effective date pursuant to Rule 10b-17 of the Securities and Exchange Act of 1934, as amended. New stock certificates will be issued upon surrender of the shareholders’ old certificates. I accordance with ASC 505-20 all stock-related information presented in these financial statements and accompanying footnotes has been retroactively adjusted to reflect the number of shares resulting from this action.

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

The testing will be comprised of seven stages, as of the date of this filing Combustion Resources had completed stages one through three, it is anticipate the remaining stages will be completed prior to September 30, 2015. Each of the seven stages are briefly outlined below.

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

Pursuant to the Agreement, the Company will make payments totaling $147,144. On December, 9, 2014, the Company made an initial payment of $50,000 to begin the project. Another $50,000 will be due upon completion of task five and the balance of $47,144 is due upon delivery of the Final Project report. The Company anticipates the final project report will be completed prior to the end of our fiscal year.

9. COMMITMENTS AND CONTINGENCIES

Lease obligations – The Company has operating leases for its offices. Future minimum lease payments under the operating leases for the facilities as of June 30, 2015, are as follows:

2015 $14,850

10.    SUBSEQUENT EVENTS

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

Results of operations for the three months ended June 30, 2015 and 2014

Revenues

We did not earned any revenues during the three months ending June 30, 2015 as compared to $2,555 during the three months ending June 30, 2014, respectively. We do not anticipate earning significant revenues until such time that we have fully developed our technology and are able to market our products.

Operating Expenses

The Company had operating expenses of $54,776 for the three months ended June 30, 2015, as compared with $11,757 for the three months ended June 30, 2014.

Professional fees increased to $45,713 for the three months ended June 30, 2015 from $2,300 for the same period ended June 30, 2014. Our professional fees expenses for the three months ended June 30, 2015 consisted mainly of stock based consulting fees and consulting fees paid to an officer of the Company.

Research and development fees increased to $74 for the three months ended June 30, 2015 from $0 for the same period ended June 30, 2014. Our research and development expenses for the three months ended June 30, 2015 consisted mainly of expenses to prepare our Gasifier for independent testing.

General and administrative fees decreased to $8,258 for the three months ended June 30, 2015 from $9,457 for the same period ended June 30, 2014. Our general and administrative expenses for the three months ended June 30, 2015 and 2014 consisted mainly of office and rent expenses and general expenses incurred as a result of fundraising efforts.

Depreciation and amortization expense increased to $731 for the three months ended June 30, 2015 from $0 for the same period ended June 30, 2014.

Other Expenses

We had other expenses of $0 for the three months ended June 30, 2015, compared with other expenses of $997 for the three months ended June 30, 2014. Our other expenses for the three months ended June 30, 2014 consisted of amortization of imputed interest on officer loans and amortization of debt discount.

Net Loss

We recorded a net loss of $54,776 for the three months ended June 30, 2015, as compared with a net loss of $10,899 for the three months ended June 30, 2014.

Results of operations for the nine months ended June 30, 2015 and 2014

Revenues

We did not earned any revenues during the nine months ending June 01, 2015 as compared to $2,555 during the nine months ending June 30, 2014, respectively. We do not anticipate earning significant revenues until such time that we have fully developed our technology and are able to market our products.

Operating Expenses

The Company had operating expenses of $3,429,887 for the nine months ended June 30, 2015, as compared with $27,567 for the nine months ended June 30, 2014.

Professional fees increased to $3,336,369 for the nine months ended June 30, 2015 from $14,606 for the same period ended June 30, 2014. Our professional fees expenses for the nine months ended June 30, 2015 consisted mainly of stock based consulting and legal fees.

Research and development fees increased to $52,288 for the nine months ended June 30, 2015 from $0 for the same period ended June 30, 2014. Our research and development expenses for the nine months ended June 30, 2015 consisted mainly of fees to independently test our Gasifier.

General and administrative fees increased to $39,170 for the nine months ended June 30, 2015 from $12,961 for the same period ended June 30, 2014. Our general and administrative expenses for the nine months ended June 30, 2015 consisted mainly of office and rent expenses and expenses incurred as a result of fundraising efforts. In comparison, our general and administrative expenses for the nine months ended June 30, 2014 consisted mainly of expenses related to SEC compliance.

Depreciation and amortization expense increased to $2,060 for the nine months ended June 30, 2015 from $0 for the same period ended June 30, 2014.

Other Expenses

We had other expenses of $5,144 for the nine months ended June 30, 2015, compared with other expenses of $45,962 for the nine months ended June 30, 2014. Our other expenses for the nine months ended June 30, 2015 consisted mainly of amortization of imputed interest on officer loans as compared to the same period ending June 30, 2014 which consisted mainly of amortization of debt discount.

Net Loss

We recorded a net loss of $3,435,031 for the nine months ended June 30, 2015, as compared with a net loss of $71,674 for the nine months ended June 30, 2014.

Liquidity and Capital Resources

As of June 30, 2015, we had total current assets of $164,115, consisting of cash and prepaid expenses, and total assets in the amount of $818,681. Our total current liabilities as of June 30, 2015 were $6,750. We had working capital of $157,365 as of June 30, 2015.

Operating activities used $203,907 in cash for the nine months ended June 30, 2015. Our net loss of $3,435,031 was the main component of our negative operating cash flow, offset mainly by stock based consulting of $3,228,517 and imputed interest of $5,143.

Cash flows used by investing activities during the nine months ended June 30, 2015 was $28,898 as a result of the purchase of fixed and intangible assets.

Cash flows provided by financing activities during the nine months ended June 30, 2015 amounted to $242,000 and consisted of $242,000 in proceeds from our private offering of common stock and warrants.

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

Off Balance Sheet Arrangements

As of June 30, 2015, there were no off balance sheet arrangements.

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

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $3,844,306 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Revenue recognition – The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” and No. 104, “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured. For the periods ended June 30, 2015 and 2014 the Company reported revenues of $0 and $2,555, respectively.

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

Item 4.     Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2015. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2015, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of June 30, 2015, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2015 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 3.     Defaults upon Senior Securities

None

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Stratean, Inc.

Date:	August 13, 2015

By: /s/ S. Matthew Schultz S. Matthew Schultz Title: Chief Executive Officer

Date:	August 13, 2015

By: /s/Zachary K. Bradford Zachary K Bradford Title: Chief Financial Officer

