Form 10-K
period 2015-09-30
STRATEAN INC.
filed 2015-12-29
CIK 827876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2015

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________

Commission file number: 000-53498

Stratean, Inc.
(Exact name of registrant as specified in its charter)

Nevada	87-044945
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2391 South 1560 West Unit B Woods Cross, Utah	84087
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (801) 244-4405
Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
None	Not applicable
Securities registered under Section 12(g) of the Exchange Act:
Title of each class Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $24,282,726

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 20,368,415 shares as of December 7, 2015

PART I

Item 1. Business

Our Business

We were incorporated in State of Nevada on October 15, 1987 as Smartdata Corporation. The original ongoing business of SmartData was the distribution and sale of computer hardware and software. SmartData provided small businesses a framework to measure productivity, and offered additional services such as staff leasing, insurance benefits, and retirement planning. Due to a series of unfortunate events, including the untimely death of the founding CEO, Mr. Paul Gambles, SmartData discontinued active business operations in 1992.

We entered into early stage negotiations with several potential companies since 1992, but nothing was ever fully consummated.

On March 25, 2014, we entered into an Asset and Intellectual Property Purchase Agreement ("Purchase Agreement") pursuant to which we acquired: (i) all Intellectual Property rights, title and interest in Patent # 8,105,401 'Parallel Path, Downdraft Gasifier Apparatus and Method' (ii) all Intellectual Property rights, title and interest in Patent # 8,518,133 'Parallel Path, Downdraft Gasifier Apparatus and Method' and (iii) all of the Property rights, title and interest in a 32 inch Downdraft Gasifier ("Gasifier").

Pursuant to the Purchase Agreement, we agreed to issue 715,320 shares of $0.001 par value common stock and assume of $156,900 in liabilities to Petersen Incorporated for the engineering and construction of the Gasifier. We intend to further develop the technologies acquired in the Purchase Agreement in order to pursue licensing, manufacturing and direct sales agreements for its Gasifier technology.

As a result of the Asset Purchase agreement, we are in the business of acquiring, licensing and marketing patents and technology to create renewable energy from solid waste. We plan to turn today’s landfill dilemma into tomorrow’s energy solution.

Our technology converts any organic material into SynGas. SynGas can be used as clean, renewable, environmentally friendly, warming fuel for power plants, motor vehicles, and as feedstock for the generation of DME (Di-Methyl Ether). DME is the premier energy carrier and offers a range of important benefits:

•	Simple and low cost of production
•	An environmentally-benign propellant and coolant
•	Clean-burning and high energy efficiency
•	Lower transportation and distribution costs
•	Easily converted into other fuels and chemicals

Our Gasifier converts the following materials into clean, reusable, renewable, and affordable energy:

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

We believe that the Stratean process will turn the world’s waste problem into an abundant, renewable resource of energy. The Stratean production can be adapted to the specific energy requirements of a given area. Communities are expected to benefit from the countless options created including inexpensive green electric power for homes, clean-burning fuel for garbage trucks, street maintenance equipment, or for resale to other municipalities. Because of the modular nature of the components intrinsic to the process, the plant could provide one energy source, then be converted to provide a different energy product. A Stratean facility could produce additional electric power during the peak demand part of the day and produce fuels during the rest of the day.

Our market segmentation is vast as we expect to apply our technology to anything that is carbon based. The markets for which we have focused our efforts include: the electric utility market, municipal waste, processing plants, the refining sector, stranded natural gas fields, and Canadian oil sands.

We have begun pursuing opportunities to utilize the assets and intellectual properties purchased. Our aims to further develop these technologies in order to pursue licensing, manufacturing and direct sales agreements for our Gasifier technology.

Our Gasifier is still under development and a commercially viable Gasifier is not expected to be sellable until mid-year 2016. In December of 2014 we executed an agreement with Combustion Resources, LLC to independently test our production model prototype. We have completed preliminary development and begun the pilot scale testing of our Gassifier for processing various waste materials/carbonaceous feedstocks into a clean synthesis gas. Using various catalysts, SynGas may then be converted into high-grade synthetic liquid transportation fuels such as diesel, gasoline, jet fuel or other useful chemicals and may also be used as fuel to create electricity. Petersen, Inc. of Ogden, UT manufactured our Gasifier, and has verified the mechanical operation of the Gasifier. They have been assisting throughout the testing of the gasifier.

The current project is separated into individual tasks to demonstrate and evaluate our Gasifier using coal and wood pellets as a feedstock. The results of the project will also provide direction and insights as to whether additional testing of the Gasifier is required prior to commercial deployment. Combustion Resources Inc. and Utah State University are in the process of performing the tests, analyzing the data and test results, and are expected to generate a final independent project report.

On November 24, 2015 and again on December 1, 2015, our personnel, Combustion Resources, Utah State University and Endigit, Inc. performed preliminary test runs and analysis of the 30 Tons Per Day Stratified Downdraft Gasifier. These tests were performed at the USU Carbon Energy Innovation Center in Helper, Utah.

Our Gasifier performance and quality of gasses produced exceeded expectations and engineering assumptions. Although we experienced some minor issues with the feed conveyor and two thermocouples, the performance of the reactor was remarkable. Clean quality gasses were produced without any feedstock/sorbent blends. The overall the reaction process and reactor capability exceeded expectations.

We have not engaged in any significant negotiations to sell our Gasifier products to any major customers. Once completed, we intend to distribute our products through advertisements and sales calls on potential customers with demonstrations of how the products work. The failure to acquire customers to generate revenues will negatively affect our financial performance.

Competition

We face significant competition in the alternative energy markets. Some of our competitors have substantially larger financial and other resources. Factors that affect our ability to further test a commercially viable Gasifier include available funds, available information and our standards established for projected return on investment. Our Gasifier system is set up to compete against larger gasification projects. Our modular concept allows for parallel processing so a facility could be easily expanded or reduced without risk or changing the basic structure by simply adding or removing module units; it also allows for multiple end product processing, producing electricity, ethanol, and fuels simultaneously, and for universal parts which reduces maintenance costs. This design factor solves repair and maintenance problems by simply shutting down the unit(s) to be repaired and bringing the reserve unit(s) online. All of these attributes contribute to our ability to compete with the larger, more established competitors that have large systems that require significant downtime for maintenance and repair.

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

These current technologies of our competitors have a number of inherent problems:

•  Large footprint plants and high operating costs.

•  Operational sensitivity to properties of different feedstock especially moisture content.

•  Tendency to caking and bridging.

•  Produces a dirty gas, expensive to clean or only suitable for low efficiency conversion in a steam-boiler turbine generator (10% electrical efficiency).

•  Inefficient usage of created energy to power plasma conversion.

The principal advantages of our Stratified Downdraft Gasifier are:

•	Modular concept allows for parallel processing so a facility could be easily expanded or reduced without risk or changing the basic structure by simply adding or removing module units; it also allows for multiple end product processing, producing electricity, ethanol, and fuels simultaneously, and for universal parts which reduces maintenance costs.
•	The one stage process is very simple and does not require highly qualified engineers to operate because of the automation.
•	The direct heat transfer of the gases to the material being gasified is efficient, and as a natural consequence of the process, the product gas is stripped of its impurities, eliminating the costly hot gas clean up associated with other Gasifiers.
•	Pollutant absorbing binder aids in efficiency, cracking hydrocarbons acting as a catalyst, and absorbs the pollutants, oxidizes carbon eliminating water vapor and all but 5 – 10% carbon dioxide, which in the Company’s estimation will eliminate the need for carbon sequestration.
•	Ash by product makes an excellent road and cement aggregate.
•	Process is nearly 100% environmentally friendly.
•	Any and all liquid and solid organic wastes can be utilized and disposed of, producing no residual wastes.

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

Production, Prices and Costs

We have limited operations and have only recently commenced our planned principal operations. During the fiscal year ended September 30, 2015, we had limited production activity, revenues, and costs of production. Due to our limited operations it is more difficult to predict future cash flows.

It is anticipated that future purchases and sales we be negotiated on a case-by-case basis with future customers. As of September 30, 2015, we are currently working with our manufacturing partners to negotiate the terms and cost of future production of our gasifier.

Government Regulation

We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. It is anticipated that, absent the occurrence of an extraordinary event, compliance with existing federal, state and local laws, rules and regulations concerning the protection of the environment and human health will not have a material effect upon us, our capital expenditures, or earnings. We cannot predict what effect additional regulation or legislation, enforcement policies thereunder and claims for damages for injuries to property, employees, other persons and the environment resulting from our operations. Our operations related to the creation of Gasifier units and alternative energy are subject to environmental regulation by state and federal authorities including the Environmental Protection Agency ("EPA"). This regulation has not increased the cost of planning, designing and operating to date. Although we believe that compliance with environmental regulations will not have a material adverse effect on our operations or results of these operations, there can be no assurance that significant costs and liabilities, including criminal penalties, will not be incurred. Moreover, it is possible that other developments, including stricter environmental laws and regulations, and claims for damages for injuries to property or persons resulting from our activities could result in substantial costs and liabilities.

In the conduct of our activities our operations will be subject to the requirements of the federal Occupational Safety and Health Act ("OSHA") and comparable state statutes. The OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of the federal Superfund Amendment and Reauthorization Act and similar state statutes require us to organize information about hazardous materials used, released or produced in its operations. Certain of this information must be provided to employees, state and local governmental authorities and local citizens. We are also subject to the requirements and reporting set forth in OSHA workplace standards.

Other than the above regulations and maintaining our good standing in the State of Nevada, complying with applicable local business licensing requirements, complying with all state and federal tax requirements, preparing our periodic reports under the Securities Exchange Act of 1934, as amended, and complying with other applicable securities laws, rules, and regulations, we do not believe that existing or probably governmental regulations will have a material effect on our operations. We do not currently require the approval of any governmental agency or affiliated program for our operations.

Employees, Consultants and Contractors

We currently have no employees, but instead contract the services of consultants in the various areas of expertise as required. Mr. Schultz, Chief Executive Officer and Director, currently devotes 100% of his time to our day-to-day operations. Mr. Bradford, Chief Financial Officer, currently devotes no more than 10% of his time to our operations. Mr. Barrett, Chief Operations Officer, also currently devotes no more than 10% of his time to our operations.

The way in which the business currently operates is as follows:

Our Chief Executive Officer, S. Matthew Schultz, currently manages our day-to-day operations. He is responsible for the negotiation of contracts, oversees the design, marketing and implementation of the products and processes, and manages licenses, patents, and other intangible assets. In addition to daily management tasks, Mr. Schultz also researches financing and potential investors.

Our CFO, Zachary K. Bradford, is responsible for implementing our strategic goals and objectives. He is also in charge of managing our financial risks, financial planning, accounting records, SEC filings, reviewing financial data, reporting financial performance, preparing budgets, and monitoring expenditures and costs.

Our COO, Michael Barrett, is responsible for implementing and overseeing research and development activities. In addition, he is responsible for determining the feasibility and marketability of our technology and future technologies that we may acquire.

The amount of time devoted to us currently by officers is due to the limited operations and resources we have. However, we feel the time devoted to operations is enough to cover our current operational requirements.

Item 1A. Risk Factors

See risk factors included in our Annual Report on Form 10-K for September 30, 2014.

Item 2. Properties

Currently, we do not own any real estate. We are leasing our corporate offices and warehouse, which are located in Woods Cross, Utah, at 2391 S. 1560 W. Unit B. We currently utilizes this space at a cost of approximately $1,300 per month. We do not expect this arrangement to be changed during the next 12 months.

Item 3. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted under the symbol “SRTN” on the OTCQB operated by OTC Markets Group, Inc.

There is currently no active trading market for our securities. There is no assurance that a regular trading market will develop, or if developed, that it will be sustained. Therefore, a shareholder may be unable to resell his securities in our company.

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCQB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending September 30, 2014
Quarter Ended	High $	Low $
September 30, 2014	5.70	3.70
June 30, 2014	5.70	2.00
March 31, 2014	2.00	1.01
December 31, 2013	1.01	1.01

Fiscal Year Ending September 30, 2015
Quarter Ended	High $	Low $
September 30, 2015	3.56	1.90
June 30, 2015	4.00	1.01
March 31, 2015	6.00	6.00
December 31, 2014	1.17	1.17

Penny Stock

The Securities Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system.  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the Commission, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;(b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities' laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask  price;(d) contains a toll-free telephone number for inquiries on disciplinary actions;(e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and;(f) contains such other information and is in such form, including language, type, size and format, as the Commission shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with; (a) bid and offer quotations for the penny stock;(b) the compensation of the broker-dealer and its salesperson in the transaction;(c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock if it becomes subject to these penny stock rules. Therefore, because our common stock is subject to the penny stock rules, stockholders may have difficulty selling those securities.

Holders of Our Common Stock

As of December 7, 2015 we have 135 holders of record of our common stock, with others in street name.

The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where after giving effect to the distribution of the dividend:

1.	we would not be able to pay our debts as they become due in the usual course of business, or;

2.	our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

On November 4, 2014, we entered into a consulting agreement for grant writing services. Pursuant to this agreement the Company issued 180,000 shares of our $0.001 par value common stock valued at $0.33 per share or $60,000.

On December 31, 2014, we entered into Debt Settlement Agreements and issued 172,500 shares of our common stock.

On March 12, 2015 we approved the issuance of 390,000 share of our common stock to two consultants for consulting services provided.

On March 12, 2015, we issued 1,500,000 shares of our common stock and warrant to purchase 7,500,000 shares of common stock to officers and members of the board of directors as compensation for services performed.

On March 12, 2015, we granted an option to purchase 180,000 shares of our commons stock to a member of our board of advisors.

On March 18, 2015, we granted an option to purchase 285,000 shares of common stock to a consultant. The options were issued under the following terms; non-transferable, fully vest on March 31, 2015, expire ten years from the date of grant, strike price of $0.363 and become immediately exercisable upon the occurrence of a significant liquidating, restructuring or change of control event.

During the period commencing November 12, 2014 through September 30, 2015, we received $242,000 from 14 investors pursuant to private placement agreements with the investors to purchase 726,000 shares of Stratean $0.001 par value common stock and warrants to purchase 72,600 shares of Stratean $0.001 par value common stock at a purchase price equal to $0.33 for each share of Common stock and 10% warrant coverage. The warrant allows the holder to purchase shares of our $0.001 par value common stock at $0.363 per share.

On April 16, 2015, we issued a total of 400,000 shares of our Series A Preferred Stock to members of our board of directors.

These securities were issued pursuant to Section 4(2) of the Securities Act and/or Rule 506 promulgated thereunder. The investor represented his intention to acquire the securities for investment only and not with a view towards distribution. The investor was given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We directed our transfer agent to issue the stock certificates with the appropriate restrictive legend affixed to the restricted stock.

Securities Authorized for Issuance under Equity Compensation Plans

On March 12, 2015, we issued shares and warrants to be issued to officers and members of the board of directors as compensation for services performed.

The Board of Directors deemed it in our best interest to grant non-statutory stock options and shares of our $0.001 par value common stock to parties which have provided significant consulting services to us and created significant value for us as a result of these services. The options and shares were granted as follows:

Name	Title	Number of Shares of $0.001 par value Common Stock	Number of Warrants
S. Matthew Schultz	Chief Executive Officer and Director	300,000	1,500,000
Zachary K Bradford	Chief Financial Officer and Director	300,000	1,500,000
Bruce Lybbert	Chief Operating Officer	300,000	1,500,000
Michael Barrett	Director	300,000	1,500,000
Larry McNeil	Director	300,000	1,500,000

The options were issued under the following terms; non-transferable, fully vest on March 31, 2015, expire ten years from the date of grant, strike price of $0.0.083 and become immediately exercisable upon the occurrence of a significant liquidating, restructuring or change of control event.

The Board of Directors deemed it in our best interest to create a Board of Advisors to provide the Officers and Directors with advice and insight and appointed Brad Patee to serve as a member of the board of advisors for a period of one year.

As compensation for his appointment Mr. Patee was granted a non-statutory option to purchase 180,000 shares of common stock under the following terms: non-transferable, fully vest on March 31, 2015, expire five years from the date of grant, strike price of $0.25 and become immediately exercisable upon the occurrence of a significant liquidating, restructuring or change of control event.

On March 12, 2015, we approved the issuance of 390,000 share of our common stock to two consultants for consulting services provided.

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

Results of Operations for the Year Ended September 30, 2015 and 2014

Revenues

Our total revenue reported for the year ended September 30, 2015 was $0, a decrease from $2,555 for the year ended September 30, 2013. We do not anticipate earning significant revenues until such time that we have fully developed our technology and are able to market our products.

Cost of Revenues

Our cost of revenues for the year ended September 30, 2015 increased to $0 from the prior year when cost of revenues was $700.

Gross Profit

Gross profit for the year ended September 30, 2015 was $0. Gross profit for the year ended September 30, 2014 was $1,855, or approximately 73% of sales.

Operating Expenses

Operating expenses increased to $3,479,859 for the year ended September 30, 2015, from $61,087 for the year ended September 30, 2014. Our operating expenses for the year ended September 30, 2015 consisted mainly of stock based consulting fees of $3,242,464, officer consulting of $94,500, research and development fees of $52,288, legal fees of $18,628, rent of $12,434 and audit fees of $11,555. In comparison, our operating expenses for the year ended September 30, 2014 consisted mainly of officer consulting of $30,822, professional fees of $14,860, depreciation and amortization expenses of $1,513, and administrative and filing expenses of $13,892.

We anticipate our operating expenses will increase as we implement our business plan.

Other Expenses

We had other expenses of $5,144 for the year ended September 30, 2015, compared with other income of $14,087 for the year ended September 30, 2014. Our other expenses for the year ended September 30, 2015 consisted entirely of interest expenses as compared to other income in the same period ending September 30, 2014 which consisted mainly of a gain on the settlement of debt, offset by interest expenses.

Net Loss

Net loss for the year ended September 30, 2015 was $3,485,003 compared to net loss of $45,145 for the year ended September 30, 2014.

Liquidity and Capital Resources

As of September 30, 2015, we had total current assets of $112,924, consisting of cash and prepaid expenses, and total assets in the amount of $817,399. Our total current liabilities as of September 30, 2015 were $55,440. We had working capital of $57,484 as of September 30, 2015.

Operating activities used $190,661 in cash for the year ended September 30, 2015. Our net loss of $3,485,003 was the main component of our negative operating cash flow, offset mainly by stock based consulting of $3,242,305.

Cash flows used by investing activities during the year ended September 30, 2015 was $79,547 as a result of the purchase of fixed and intangible assets.

Cash flows provided by financing activities during the year ended September 30, 2015 amounted to $242,000 and consisted of $242,000 in proceeds from our private offering of common stock and warrants.

In addition to $242,000 we were able to raise in the sale of our common stock, we were able to settle two promissory notes with a face values of $33,341 and $16,659. Pursuant to the Debt Settlement Agreements, we issued 115,026 and 57,774 shares of common stock, respectively, along with royalties, as provided in the Agreements, to settle the notes.

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

Recently Issued Accounting Pronouncements

We do not expect the adoption of any recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

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

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $3,894,278 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Revenue recognition – The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” and No. 104, “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured. For the periods ended September 30, 2015 and 2014 the Company reported revenues of $0 and $2,555, respectively.

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

Off Balance Sheet Arrangements

As of September 30, 2015, there were no off balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm
F-2	Balance Sheets as of September 30, 2015 and September 30, 2014;
F-3	Statements of Operations for the years ended September 30, 2015 and 2014;
F-4	Statement of Stockholders’ Deficit
F-5	Statements of Cash Flows for the years ended September 30, 2015 and 2014;
F-6	Notes to Financial Statements

PCAOB Registered Auditors – www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Stratean Inc.

We have audited the accompanying balance sheets of Stratean Inc. as of September 30, 2015, and 2014, and the related statements of income, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended September 30, 2015. Stratean Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stratean Inc. as of September 30, 2015, and 2014, and the related statements of income, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended September 30, 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has no revenues, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs

Las Vegas, Nevada

December 29, 2015

STRATEAN INC.
BALANCE SHEETS
(UNAUDITED)

ASSETS	September 30, 2015	September 30, 2014
Current assets
Cash	$88,533	$116,741
Prepaid expense	24,391	21,143
Total current assets	112,924	137,884
Deposits	2,358	—
Fixed Assets	657,647	580,973
Intangible assets	44,470	44,397
Total assets	817,399	763,254
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$53,967	$8,658
Due to related parties	1,473	1,473
Total current liabilities	55,440	10,131
Notes payable	—	44,857
Total liabilities	55,440	54,988
Stockholders' equity (deficit)
Common stock; $0.001 par value; 100,000,000 shares authorized;
20,378,415 and 17,409,915 shares issued and outstanding
as of September 30, 2015 and September 30, 2014, respectively	20,378	17,410
Preferred stock; $0.001 par value; 10,000,000 shares authorized;
400,000 and 0 shares issued and outstanding as of September 30, 2015	400	—
and September 30, 2014, respectively
Additional paid-in capital	4,635,459	1,100,131
Accumulated earnings (deficit)	(3,894,278)	(409,275)
Total stockholders' equity (deficit)	761,959	708,266
Total liabilities and stockholders' equity (deficit)	$817,399	$763,254

The accompanying notes are an integral part of these financial statements.

STRATEAN INC.
STATEMENT OF OPERATIONS
(UNAUDITED)

	Years Ended
	September 30, 2015	September 30, 2014
Revenues	$—	$2,555
Cost of revenues	—	700
Gross profit	—	1,855
Operating expenses
Professional fees	3,377,956	45,682
Research and development	52,288	—
General and administrative expenses	46,815	15,405
Depreciation and amortization	2,800	—
Total operating expenses	3,479,859	61,087
Loss from operations	(3,479,859)	(59,232)
Other income (expense)
Gain on settlement of debt	—	60,000
Interest expense	(5,144)	(45,913)
Total other income (expense)	(5,144)	14,087
Net income (loss)	$(3,485,003)	$(45,145)
Basic income (loss) per common share	$(0.18)	$(0.00)
Basic weighted average common shares outstanding	19,229,062	10,696,161

The accompanying notes are an integral part of these financial statements.

STRATEAN INC.
STATEMENT OF STOCKHOLDERS DEFICIT
(UNAUDITED)

	Preferred Stock		Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance, September 30, 2013	—	—	2,852,061	2,853	259,783.00	(364,130)	(101,494)
Imputed interest on shareholder loan					3,151.00		3,151
Discount on related party debt					7,325.00		7,325
Settlement of related party debt					28,318.00		28,318
Shares issued for patent acquisition	—	—	207,837	208	42,177.00		42,385
Shares issued for asset acquisition	—	—	1,938,123	1,938	422,135.00		424,073
Shares issued on conversion of notes	—	—	243,474	243	80,335.00		80,578
Shares issued on settlement of debt	—	—	120,000	120	39,880.00		40,000
Shares issued for services	—	—	11,448,420	11,448	17,627.00		29,075
Shares issued for direct investment @ $1.00	—	—	600,000	600	199,400.00		200,000
Net loss						(45,145)	(45,145)
Balance, September 30, 2014	—	—	17,409,915	17,410	1,100,131.00	(409,275)	708,266
Shares issued for services	—	—	2,070,000	2,070	687,930.00		690,000
Options and warrants issued for services	—	—	—	—	2,556,296.00		2,556,296
Shares issued for direct investment @ $1.00	—	—	726,000	726	241,274.00		242,000
Shares issued on settlement of debt	—	—	172,500	172	49,828.00		50,000
Preferred Shares issued for services	400,000	400	—	—	—		400
Net loss						(3,485,003)	(3,485,003)
Balance, September 30, 2015	400,000	400	20,378,415	20,378	4,635,459.00	(3,894,278)	761,959

The accompanying notes are an integral part of these financial statements.

STRATEAN INC.
STATEMENT OF CASH FLOWS
(UNAUDITED)

	Years Ended
	September 30, 2015	September 30, 2014
Cash Flows from Operating Activities
Net loss	$(3,485,003)	$(45,145)
Adjustments to reconcile net loss to net cash provided by operating activities:
Imputed interest on related party debt	5,143	5,333
Amortization of debt discount	—	40,000
Gain on settlement of debt	—	(60,000)
Stock based consulting	3,242,305	12,879
Depreciation and amortization	2,800	1,513
Shares issued for interest expense	—	578
Changes in assets and liabilities
(Increase) decrease in prepaid expense	1,143	(1,143)
(Increase) decrease in deposits	(2,358)	—
Increase (decrease) in accounts payable	45,309	(58,992)
Increase (decrease) in accounts payable related party	—	1,473
Net cash from operating activities	(190,661)	(103,504)
Cash Flows from investing
Purchase of intangible assets	(2,594)	(3,525)
Purchase of fixed assets	(76,953)	—
Net cash used in investing activities	(79,547)	(3,525)
Cash Flows from Financing Activities
Proceeds from issuance of common stock	242,000	200,000
Proceeds from related party debt	—	5,881
Payments on related party debt	—	(5,881)
Proceeds from convertible notes payable	—	59,190
Payments on convertible notes payable	—	(35,690)
Net cash from financing activities	242,000	223,500
Net increase (decrease) in Cash	(28,208)	116,471
Beginning cash balance	116,741	270
Ending cash balance	$88,533	$116,741
Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—
Cash paid for tax	$—	$—
Non-Cash investing and financing transactions
Common stock issued for debt	$50,000	$140,000
Shares issued for services	$690,000	$—
Options and warrants issued for services	$2,556,296	$—
Shares issued to acquire intangible assets	$—	$42,385
Shares issued to acquire fixed assets, net of liabilities assumed	$—	$424,073

The accompanying notes are an integral part of these financial statements.

STRATEAN INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

1. DESCRIPTION AND HISTORY OF BUSINESS

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

In connection with entering into the Purchase Agreement the Company began pursuing opportunities to utilize the assets and intellectual properties purchased.  The Company aims to further develop these technologies in order to pursue licensing, manufacturing and direct sales agreements for its Gasifier technology.

The technologies and prototype is currently undergoing clinical lab testing to further establish its capability of producing large volumes of clean, renewable energy from any carbon compound (Municipal Solid Waste (MSW), Coal, Sewage Sludge) into clean Synthesis Gas.

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

The Company believes that the Stratean process has the ability to turn the world’s waste problem into an abundant, renewable resource of energy. The Stratean production can be adapted to the specific energy requirements of a given area. Communities are expected to benefit from the countless options created including inexpensive green electric power for homes, clean-burning fuel for garbage trucks, street maintenance equipment, or for resale to other municipalities. Because of the modular nature of the components intrinsic to the process, the plant could provide one energy source, then be converted to provide a different energy product. A Stratean powered facility could produce additional electric power during the peak demand part of the day and produce fuels during the rest of the day.

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

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $3,894,278 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Cash and cash equivalents – For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. There was $88,533 and $116,741 in cash and cash equivalents as of September 30, 2015 and September 30, 2014, respectively.

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

Revenue recognition – The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” and No. 104, “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured. For the years ended September 30, 2015 and 2014 the Company reported revenues of $0 and $2,555, respectively.

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

Stock-based compensation – The Company follows the guidelines in FASB Codification Topic ASC 718-10 “Compensation-Stock Compensation”, which provides investors and other users of financial statements with more complete and neutral financial information, by requiring that the compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. ASC 718-10 covers a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. As of September 30, 2015, the Company has not implemented an employee stock based compensation plan.

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

Recently Issued Accounting Pronouncements – The Company has evaluated all other recent accounting pronouncements through September 30, 2015, and believes that none of them will have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

3. PREPAID EXPENSES

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

The 180,000 stock options were valued at $54,411 using the Black-Scholes option pricing model based upon the following assumptions: term of 5 years, risk free interest rate of 2.11%, a dividend yield of 0% and volatility rates of 110%.   The amount was capitalized as a prepaid expense and is being amortized over twelve months, during the year ended September 30, 2015 the Company recorded an expense of $30,179.

4. FIXED ASSETS

Fixed assets consist of the following as of September 30, 2015 and September 30, 2014

	September 30, 2015	September 30, 2014
Machinery and equipment	$654,918	$580,973
Tenant improvements	1,533	—
Furniture and fixtures	1,475	—
Total	657,926	580,973
Less: accumulated depreciation	(279)	—
Fixed assets, net of accumulated depreciation	$657,647	$580,973

Depreciation expense for the year ended September 30, 2015 and 2014 was $279 and $0, respectively.

5.    INTANGIBLE AND OTHER ASSETS

Intangible assets consist of the following as of September 30, 2015 and September 30, 2014

	September 30, 2015	September 30, 2014
Patents	$51,596	$49,002
Less: accumulated amortization	(7,126)	(4,605)
Fixed assets, net of accumulated amortization	$44,470	$44,397

Amortization expense for the year ended September 30, 2015 and 2014 was $2,521 and $0, respectively.

6. RELATED PARTY TRANSACTIONS

On October 1, 2014 the Company entered into a Consulting agreement with Matthew Schultz, our Chief Financial Officer for management services. In accordance with this agreement Mr. Schultz provides services to the Company in exchange for $7,500 per month plus reimbursable expenses incurred. The term of the agreement is one month and automatically renews each month until cancelled by either party. During the year ending September 30, 2015 Mr. Schultz was paid $94,500 in accordance with this agreement.

On December 31, 2014, the Company and two Promissory Note holders, Burkeley J. Priest ("Priest") and The Munson Family Limited Partnership ("Munson") entered into Debt Settlement Agreements ("Agreements"), to settle two Promissory Notes ("Notes") with a face value of $33,341 and $16,659, respectively. Priest and Munson agreed that, upon execution of their respective Agreements and receipt of the stock, all claims of Priest and Munson against the Company were deemed released.

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

Pursuant to the Agreements Priest has been granted a 10 year royalty ("Royalty") of one-half of one percent (.5%) of "Gross Revenues" derived from the "Sale of Stratean Downdraft Gasifer units."

Pursuant to the Agreements Munson has been granted a 10 year royalty ("Royalty") of one-quarter of one percent (.25%) of "Gross Revenues" derived from the "Sale of Stratean Downdraft Gasifer units."

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

7. STOCKHOLDERS’ EQUITY (DEFICIT)

On November 4, 2014 the Company entered into a consulting agreement for grant writing services. Pursuant to this agreement the Company issued 180,000 shares of the Company's $0.001 par value common stock valued at $0.33 per share or $60,000.

During the period commencing November 12, 2014 through September 30, 2015 the Company received $242,000 from 14 investors pursuant to private placement agreements with the investors to purchase 726,000 shares of Stratean $0.001 par value common stock and warrants to purchase 72,600 shares of Stratean $0.001 par value common stock at a purchase price equal to $0.33 for each share of Common stock and 10% warrant coverage. The warrant allows the holder to purchase shares of the Company's $0.001 par value common stock at $0.363 per share.

On December 31, 2014 the Company issued 172,500 shares to related parties to settle debt. (see Note 6 for additional details)

On March 12, 2015, the Company issued shares and warrants to officers and members of the board of directors as compensation for services performed.

The Board of Directors granted non-statutory stock warrants and shares of the Company's $0.001 par value common stock to parties which have provided significant consulting services to the Company and created significant value for the Company as a result of these services. The options and shares were granted as follows:

Name	Title	Number of Shares of $0.001 par value Common Stock	Number of Warrants
S. Matthew Schultz	Chief Executive Officer and Director	300,000	1,500,000
Zachary K Bradford	Chief Financial Officer and Director	300,000	1,500,000
Bruce Lybbert	Director	300,000	1,500,000
Michael Barrett	Chief Operating Officer	300,000	1,500,000
Larry McNeil	Director	300,000	1,500,000

The warrants were issued under the following terms; non-transferable, fully vested on March 31, 2015, expire ten years from the date of grant, strike price of $0.083 and become immediately exercisable upon the occurrence of a significant liquidating, restructuring or change of control event.

The 7,500,000 stock warrants were valued at $2,414,304 using the Black-Scholes option pricing model based upon the following assumptions: term of 10 years, risk free interest rate of 2.11%, a dividend yield of 0% and volatility rates of 110%.   The Company recorded an expense of $2,414,304 for the year ended September 30, 2015.

The 1,500,000 shares of the Company's $0.001 par value common stock were valued at $0.33.  The Company recorded an expense of $500,000 for the year ended September 30, 2015.

On March 12, 2015 the Company also approved the issuance of 390,000 shares of the company's $0.001 par value common stock to two consultants for consulting services provided. The shares of the Company's $0.001 par value common stock were valued at $0.33.  The Company recorded an expense of $130,000 for the six months ended March 31, 2015.

On March 18, 2015 the Company granted 285,000 non-statutory stock options to a consultant. The options were issued under the following terms; non-transferable, fully vest on March 31, 2015, expire ten years from the date of grant, strike price of $0.363 and become immediately exercisable upon the occurrence of a significant liquidating, restructuring or change of control event. The Company recorded an expense of $87,581 for the year ended September 30, 2015.

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

8. STOCK WARRANTS

The following is a summary of warrants activity during the years ended September 30, 2015 and 2014.

	Number of Shares	Weighted Average Exercise Price
Balance, September 30, 2013	-	$-
Warrants granted and assumed	20,000	$0.36
Warrants expired	-	-
Warrants canceled	-	-
Warrants exercised	-	-
Balance, September 30, 2014	20,000	$0.36
Warrants granted and assumed	7,857,600	$0.10
Warrants expired	-	-
Warrants canceled	-	-
Warrants exercised	-	-
Balance, September 30, 2015	7,877,600	$0.10

As of September 30, 2015, 7,877,600 warrants are exercisable.

During the year ended September 30, 2014, the Company received $200,000 pursuant to private placement agreements with 10 investors to purchase 600,000 shares of Stratean Inc. $0.001 par value common stock and 60,000 warrants at a purchase price equal to $0.33 per share of common stock and warrants. The warrants allow the holders to purchase shares of the Company's $0.001 par value common stock at 10% over the per share price purchase of the common stock or $0.36 and have no expiration date.

During the period commencing November 12, 2014 through September 30, 2015 the Company received $242,000 from 14 investors pursuant to private placement agreements with the investors to purchase 726,000 shares of Stratean $0.001 par value common stock and warrants to purchase 72,600 shares of Stratean $0.001 par value common stock at a purchase price equal to $0.33 for each share of Common stock and 10% warrant coverage. The warrant allows the holder to purchase shares of the Company's $0.001 par value common stock at $0.363 per share.

On March 12, 2015, the Company issued 7,500,000 warrants to officers and members of the board of directors as compensation for services performed. (See Note 7. For additional details)

On March 18, 2015 the Company granted 285,000 non-statutory stock options to a consultant. The options were issued under the following terms; non-transferable, fully vest on March 31, 2015, expire ten years from the date of grant, strike price of $0.363 and become immediately exercisable upon the occurrence of a significant liquidating, restructuring or change of control event. The Company recorded an expense of $87,581 for the year ended September 30, 2015.

9. INCOME TAXES

The Company provides for income taxes under FASB ASC 740, Accounting for Income Taxes. FASB ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

FASB ASC 740 requires the reduction of deferred tax assets by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $207,257 which is calculated by multiplying a 34% estimated tax rate by the cumulative net operating loss (NOL) adjusted for the following items:

The components of the Company's deferred tax asset as of September 30, 2014 and 2013 is as follows:

For the period ended September 30,	2015	2014
Book loss for the year	$(3,485,003)	$(45,145)
Adjustments:
Non-deductible debt discount expense	-	40,000
Non-deductible portion of meals and entertainment	1,035	1,200
Non-deductible portion of stock compensation	3,242,463
Non-deductible penalties	-	-
Tax loss for the year	(241,505)	(3,945)
Estimated effective tax rate	34%	34%
Deferred tax asset	$(82,112)	$(1,341)

As of September 30,	2015	2014
Deferred tax asset	$207,257	$125,146
Valuation allowance	(207,257)	(125,146)
Current taxes payable	-	-
Income tax expense	$-	$-

Below is a chart showing the total estimated corporate federal net operating loss (NOL) and the year in which it will expire.

Year	Amount	Expiration
2015	$82,000	2035
2014	$1,000	2034
2013	$11,000	2033
2012	$7,000	2032
2011	$13,000	2031
2010	$6,000	2030
2009	$10,000	2029
2008	$7,000	2028
2007	$1,000	2027
2006	$1,000	2026
2005	$—	2025
2004	$62,000	2024
2003	$—	2023
2002	$4,000	2022
2001	$2,000	2021
Total	$207,000

The Company will file its U.S. federal return for the year ended September 30, 2015 upon the issuance of this filing. The tax years 2011-2013 remained open to examination for federal income tax purposes by the major tax jurisdictions to which the Company is subject. No tax returns are currently under examination by any tax authorities.

10. DEFINITIVE AGREEMENTS

On December 5, 2014, the Company and Combustion Resources, Inc. ("Combustion Resources") executed a Service Agreement ("Agreement") to independently test the Company’s Gasifier to further establish its capability of producing large volumes of clean, renewable energy from any carbon compound (Municipal Solid Waste (MSW), Coal, Sewage Sludge) into clean Synthesis Gas.

The testing will be comprised of seven stages, as of the date of this filing Combustion Resources had completed stages one through four, it is anticipate the remaining stages will be completed prior to February 28, 2015. Each of the seven stages are briefly outlined below.

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

Pursuant to the Agreement, the Company will make payments totaling $147,144. On December, 9, 2014, the Company made an initial payment of $50,000 to begin the project. Another $50,000 will be due upon completion of task five and the balance of $47,144 is due upon delivery of the Final Project report. The Company anticipates the final project report will be completed prior to March 31, 2016.

11. COMMITMENTS AND CONTINGENCIES

Lease obligations – The Company has operating leases for its offices. Future minimum lease payments under the operating leases for the facilities as of September 30, 2015, are as follows:

2015 $4,050

2016 $6,750

12.    SUBSEQUENT EVENTS

During the period commencing October 13, 2015 through December 28, 2015, the Company received $130,000 from 11 investors pursuant to private placement agreements with the investors to purchase 390,000 shares of Stratean $0.001 par value common stock and warrants to purchase 39,000 shares of Stratean $0.001 par value common stock at a purchase price equal to $0.33 for each share of Common stock and 10% warrant coverage. The warrant allows the holder to purchase shares of the Company's $0.001 par value common stock at $0.363 per share.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under this Item 9.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being September 30, 2015. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based upon that evaluation, including our Chief Executive Officer and Chief Financial Officer, we have concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of September 30, 2015 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of September 30, 2015, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending September 30, 2016: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Remediation of Material Weakness

We are unable to remedy our controls related to the inadequate segregation of duties and ineffective risk management until we receive financing to hire additional employees. We are currently in the process of hiring an outsourced controller to improve the controls for accounting and financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Internal Controls

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting are or will be capable of preventing or detecting all errors or all fraud. Any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements, due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns may occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risk.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the names, ages and positions of our current directors and executive officers.

Name	Age	Position(s)
S. Matthew Schultz	46	Chief Executive Officer and Director
Bruce L. Lybbert	71	Director
Zachary K. Bradford	29	Chief Financial Officer and Director
Michael Barrett	50	Chief Operating Officer
Larry McNeil	73	Director

Set forth below is a brief description of the background and business experience of our executive officers and directors.

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

Aside from that provided above, Mr. Schultz does not hold and has not held over the past five years any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

Mr. Schultz is qualified to serve on our Board of Directors because of his experience and knowledge in public company reporting and financing and work in the energy sector.

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

Aside from that provided above, Mr. Lybbert does not hold and has not held over the past five years any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

Mr. Lybbert is qualified to serve on our Board of Directors because of his experience and knowledge in public company reporting and financing.

Zachary K. Bradford, Chief Financial Officer, is a licensed Certified Public Accountant in Nevada and a member of the American Institute of Certified Public Accountants. He has served as the managing partner of a public accounting and consulting firm in Henderson, Nevada since June 2013 and has served as a consultant and outsourced CFO for several companies in both the public and private sectors. Mr. Bradford holds a B.S. in Accounting and a Masters of Accountancy from Southern Utah University. Since March of 2015, Mr. Bradford has also served as a member of the board of directors and Chief Financial Officer of Epic Stores Corp.

Aside from that provided above, Mr. Bradford does not hold and has not held over the past five years any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

Mr. Bradford is qualified to serve on our Board of Directors because of his experience and knowledge in public company reporting and accounting.

Michael Barrett, Chief Operating Officer, Mr. Barrett is a licensed General Engineering and General Building Contractor with over 25 years’ experience in the construction and development industries. He is also a founding partner and principle of ICON Renewables, LLC. Where he has gained over 10 years of specialized waste-to-energy project development experience. He has worked directly with national and international industry leaders producing thousands of tons of high-value feedstocks annually. Mr. Barrett has served as a professional consultant for several public and private sector firms and provides services such as investigation, discovery and research. Mr. Barrett has provided regulatory management over many large commercial and industrial projects such as Rio-Tinto Kennecott Mine and Facilities, Utah’s Olympic Oval, Salt Lake County Emergency Operations Center, Jail and Sheriff Headquarters, Central Valley Water Reclamation Facility and many other large projects.

Aside from that provided above, Mr. Barrett does not hold and has not held over the past five years any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

Larry McNeill, Director, has a master’s degree in Business Administration from Armstrong University, a BA in Business Administration, Economics, and Russian language from Minnesota State University, and has completed the course work towards his PhD in Business Management.

Larry has a diverse business background that includes a range of broad business skills gained from his many roles in Real Estate, Finance, Research, Legal, Management, and Business Strategies. These roles include serving as the Director of Safeway Grocery Stores, Inc's Consumer, Sales, and Store Location research departments where he was responsible for the expansion of Safeway in Europe, Australia and Canada. The Director of Market Research for A&P where he was responsible for the Company's expansion into Saudi Arabia. An Executive Officer of Smiths Food and Drug Centers for 17 years; most recently as the Senior Vice President of Corporate Development overseeing the Research, Real Estate, and Legal Departments. Mr. McNeill retired from Smith’s Food & Drug Stores in 1996 after the Fred Meyer merger was completed.

He has since served as the Chief Financial Officer of Theater Candy Corporation and Videolocity, Inc., and co-founded and served as Vice President of the American Polymer Corporation.

Aside from that provided above, Mr. McNeill does not hold and has not held over the past five years any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

Mr. McNeill s qualified to serve on our Board of Directors because of his experience and knowledge in business management and financing.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past ten years, none of the following occurred with respect to a present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Committees of the Board

Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our directors believe that it is not necessary to have such committees, at this time, because the functions of such committees can be adequately performed by the board of directors.

Our company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for directors. The board of directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. The board of directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our CEO and director, S. Matthew Shultz, at the address appearing on the first page of this annual report.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of the Company’s knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended September 30, 2014, the following persons have not filed on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended September 30, 2015:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
S. Matthew Schultz, President	0	1	0
Zachary Bradford, CFO	0	1	0
Michael Barrett, COO	0	1	0
Bruce Lybbert, Director	0	1	0
Larry McNeill, Director	1	0	0

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller. We will provide, at no cost, a copy of the Code of Ethics to any shareholder upon receiving a written request sent to the Company’s address shown on Page 1 of this report.

Item 11. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended September 30, 2015 and 2014.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Bruce L. Lybbert Director	2015 2014	- -	- -	100,000 5,089	482,861 -	- -	- -	- -	582,861 5,089
S. Matthew Schultz President	2015 2014	- -	- -	100,000 5,089	482,861 -	- -	- -	94,500 17,943	677,361 23,752
Zachary Bradford CFO	2015 2014	- -	- -	100,000 1,801	482,861 -	- -	- -	- -	582,861 1,801
Michael Barrett COO	2015 2014	- -	- -	100,000 900	482,861 -	- -	- -	- -	582,861 900

Narrative Disclosure to the Summary Compensation Table

On October 1, 2014 the Company entered into a Consulting agreement with Matthew Schultz, our Chief Financial Officer for management services. In accordance with this agreement Mr. Schultz provides services to the Company in exchange for $7,500 per month plus reimbursable expenses incurred. The term of the agreement is one month and automatically renews each month until cancelled by either party. During the year ending September 30, 2015 Mr. Schultz was paid $94,500 in accordance with this agreement.

Other than disclosed above there are no formal agreements to compensate any officers for their services. Our officers and directors are reimbursed for expenses incurred on our behalf. However, our officers and directors have received benefits in the form of shares of our common stock and warrants.

Aside from the payment of stock and options in March of 2015, we have not adopted any retirement, pension, profit sharing, stock option or insurance programs or other similar programs for the benefit of our officers or employees.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of September 30, 2015.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
S. Matthew Shultz	1,500,000	-	-	$0.083	3/12/25	-	-	-	-
Zachary Bradford	1,500,000	-	-	$0.083	3/12/25	-	-	-	-
Michael Barrett	1,500,000	-	-	$0.083	3/12/25	-	-	-	-

Director Compensation

The table below summarizes all compensation of our directors as of September 30, 2015.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Bruce Lybbert	-	-	482,861	-	-	-	482,861
Larry McNeill	-	-	482,861	-	-	-	482,861

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of December 7, 2015 the number and percentage of the 20,368,415 shares of outstanding common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock.  Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Except as otherwise indicated, the address of each of the persons named in the table below is c/o Stratean, Inc., 2391 South 1560 West Woods Cross, Utah 84087.

Name of Beneficial Owner	Number of Shares of Par Value $0.001 Common Stock Beneficially Owned		Percentage of Class
5% or Greater Stockholders
Burkeley Priest	1,197,675		5.9%
Munson Family Limited Partnership	1,363,245		6.7%
Directors and named executive officers
S. Matthew Schultz	6,300,000	(1)	28.8%
Bruce Lybbert	5,745,843	(2)	26.3%
Zachary Bradford	3,392,280	(3)	15.5%
Michael Barrett	2,596,140	(4)	11.9%
Larry McNeill	1,920,000(5)		8.8%
All Officers and Directors as a Group (5 Persons)	19,954,263		71.6%

(1)	Includes 4,800,000 shares of common stock held in the S M Schultz IRRV TR to which Mr. Schultz is the beneficial owner, and options to purchase 1,500,000 shares of common stock.
(2)	Includes 1,815,753 shares of common stock held in his name, 2,250,000 shares of common stock held by Jacque Lybbert, Mr. Lybbert’s spouse, and options to purchase 1,500,000 shares of common stock.
(3)	Includes 1,772,280 shares of common stock held in ZRB Holdings Inc. in which Mr. Bradford is the beneficial owner, 120,000 shares of common stock held in BlueChip Advisors LLC in which Mr. Bradford shares beneficial ownership and options to purchase 1,500,000 shares of common stock.
(4)	Includes 1,096,140 shares of common stock held in his name and options to purchase 1,500,000 shares of common stock.
(5)	Includes 420,000 shares of common stock held in his name and options to purchase 1,500,000 shares of common stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as provided below and in “Executive Compensation” set forth above, for the past two fiscal years there have not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a participant in which the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any director, executive officer, holder of 5% or more of any class of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

On December 31, 2014, we and two Promissory Note holders, Burkeley J. Priest ("Priest") and The Munson Family Limited Partnership ("Munson") entered into Debt Settlement Agreements ("Agreements"), to settle two Promissory Notes ("Notes") with a face value of $33,341 and $16,659, respectively. Priest and Munson agreed that, upon execution of their agreements and receipt of the stock, all claims of Priest and Munson against us were deemed released.

On December 31, 2014, we executed a settlement agreement and issued Munson 57,474 shares of our $0.001 par value common stock which had a fair value on December 31, 2014 of approximately $0.33 per share, or $19,158.

Pursuant to the Agreement with Priest, Priest has been granted a 10 year royalty ("Royalty") of one-half of one percent (.5%) of "Gross Revenues" derived from the "Sale of Stratean Downdraft Gasifer units."

Pursuant to the Agreement with Munson, Munson has been granted a 10 year royalty ("Royalty") of one-quarter of one percent (.25%) of "Gross Revenues" derived from the "Sale of Stratean Downdraft Gasifer units."

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

We remain free to exercise all the rights of ownership of our property and intellectual property including the right to sell our intellectual property and make licensing and sub-license agreements without consulting Priest or Munson and upon whatever terms we deem wise.

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees billed by our auditors in connection with the audits of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended September 30	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2014	$4,500	$0	$0	$0
2015	$7,000	$0	$0	$0

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Amended Bylaws (2)
3.3	Articles of Merger (3)
3.4	Certificate of Amendment (4)
3.5	Certificate of Designation (4)
3.6	Certificate of Change (5)
4.1	Form of Warrant (6)
10.1	Debt Settlement Agreement (7)
10.1	Debt Settlement Agreement (7)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Annual Report on Form 10-K for the year ended September 30, 2015 formatted in Extensible Business Reporting Language (XBRL).

1.	Incorporated by reference to the Form 10 filed on November 11, 2008.
2.	Incorporated by reference to the 8-K filed on February 12, 2013.
3.	Incorporated by reference to the 8-K filed on December 1, 2014.
4.	Incorporated by reference to the 8-K filed on April 16, 2015.
5.	Incorporated by reference to the 8-K filed on May 13, 2015.
6.	Incorporated by reference to the 8-K filed on March 17, 2015.
7.	Incorporated by reference to the 8-K filed on January 6, 2015.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Stratean Inc.

By:	/s/ S. Matthew Schultz
S. Matthew Schultz President, Chief Executive Officer, Principal Executive Officer and Director
December 29, 2015

By:	/s/ Zachary Bradford
Zachary Bradford Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
December 29, 2015

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ S. Matthew Schultz
S. Matthew Schultz President, Chief Executive Officer, Principal Executive Officer and Director
December 29, 2015

By:	/s/ Zachary Bradford
Zachary Bradford Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
December 29, 2015

By:	/s/ Bruce L. Lybbert
Bruce L. Lybbert Director
December 29, 2015

By:	/s/ Larry McNeill
Larry McNeill Director
December 29, 2015

