Form 10-Q
period 2015-12-31
STRATEAN INC.
filed 2016-02-02
CIK 827876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2015

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: 000-53498

Stratean Inc.

(Exact name of Registrant as specified in its charter)

Nevada	87-044945
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

70 North Main Street, Ste. 105 Bountiful, Utah 84010
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 21,013,415 common shares as of February 1, 2016.

2

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of December 31, 2015 and September 30, 2015 (unaudited);

F-2	Statements of Operations for the three months ended December 31, 2015 and 2014 (unaudited);

F-3	Statements of Cash Flow for the three months ended December 31, 2015 and 2014 (unaudited);

F-4	Notes to Financial Statements.

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

These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the twelve months ended September 30, 2015, filed with the Securities and Exchange Commission (the “Commission”).

The results of operations for the three months ended December 31, 2015 are not necessarily indicative of the results that may be expected for the entire year ending September 30, 2016 or for any future period.

3

STRATEAN INC.

BALANCE SHEETS

(UNAUDITED)

ASSETS	December 31, 2015	September 30, 2015
Current assets
Cash	$140,010	$88,533
Prepaid expense	10,555	24,391
Total current assets	150,565	112,924
Deposits	2,358	2,358
Fixed Assets	660,640	657,647
Intangible assets	46,068	44,470
Total assets	859,631	817,399
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$38,215	$53,967
Due to related parties	1,473	1,473
Total current liabilities	39,688	55,440
Total liabilities	39,688	55,440
Stockholders' equity (deficit)
Common stock; $0.001 par value; 100,000,000 shares authorized; 20,768,415 and 20,378,415 shares issued and outstanding as of June 30, 2015 and September 30, 2014, respectively	20,768	20,378
Preferred stock; $0.001 par value; 10,000,000 shares authorized; 400,000 and 400,000 shares issued and outstanding as of June 30, 2015 and September 30, 2014, respectively	400	400
Additional paid-in capital	4,765,069	4,635,459
Accumulated earnings (deficit)	(3,966,294)	(3,894,278)
Total stockholders' equity (deficit)	819,943	761,959
Total liabilities and stockholders' equity (deficit)	$859,631	$817,399

The accompanying notes are an integral part of these financial statements.

STRATEAN INC.

STATEMENT OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	December 31, 2015	December 31, 2014
Revenues	$—	$—
Cost of revenues	—	—
Gross profit	—	—
Operating expenses
Professional fees	46,362	117,772
Research and development	1,458	50,000
General and administrative expenses	17,068	17,782
Depreciation and amortization	7,128	640
Total operating expenses	72,016	186,194
Loss from operations	(72,016)	(186,194)
Other income (expense)
Interest expense	—	(5,144)
Total other income (expense)	—	(5,144)
Net income (loss)	$(72,016)	$(191,338)
Basic income (loss) per common share	$(0.00)	$(0.01)
Basic weighted average common shares outstanding	20,502,002	17,600,376

The accompanying notes are an integral part of these financial statements.

STRATEAN INC.

STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	December 31, 2015	December 31, 2014
Cash Flows from Operating Activities
Net loss	$(72,016)	$(191,338)
Adjustments to reconcile net loss to net cash provided by operating activities:
Imputed interest on related party debt	—	5,143
Stock based consulting	13,836	80,000
Depreciation and amortization	7,128	640
Changes in assets and liabilities
(Increase) decrease in prepaid expense	—	1,143
(Increase) decrease in deposits	—	(1,350)
Increase (decrease) in accounts payable	(15,752)	(1,230)
Increase (decrease) in accounts payable related party	—	48
Net cash from operating activities	(66,804)	(106,944)
Cash Flows from investing
Purchase of intangible assets	(2,275)	—
Purchase of fixed assets	(9,444)	(1,710)
Net cash used in investing activities	(11,719)	(1,710)
Cash Flows from Financing Activities
Proceeds from issuance of common stock	130,000	50,000
Proceeds from related party debt	—	—
Payments on related party debt	—	—
Proceeds from convertible notes payable	—	—
Payments on convertible notes payable	—	—
Net cash from financing activities	130,000	50,000
Net increase (decrease) in Cash	51,477	(58,654)
Beginning cash balance	88,533	116,741
Ending cash balance	$140,010	$58,087
Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—
Cash paid for tax	$—	$—
Non-Cash investing and financing transactions
Shares issued for debt	$—	$50,000
Shares issued for services	$—	$60,000

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

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $(3,966,294) since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Cash and cash equivalents – For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. There was $140,010 and $88,533 in cash and cash equivalents as of December 31, 2015 and September 30, 2015, respectively.

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

Revenue recognition – The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” and No. 104, “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured. For the periods ended December 31, 2015 and 2014 the Company reported revenues of $nil and $nil, respectively.

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

Stock-based compensation – The Company follows the guidelines in FASB Codification Topic ASC 718-10 “Compensation-Stock Compensation”, which provides investors and other users of financial statements with more complete and neutral financial information, by requiring that the compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. ASC 718-10 covers a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. As of December 31, 2015, the Company has not implemented an employee stock based compensation plan.

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

Recently Issued Accounting Pronouncements – The Company has evaluated the all recent accounting pronouncements through ASU 2016-01, and believes that none of them will have a material effect on the Company's financial position, results of operations or cash flows.

3. FIXED ASSETS

Fixed assets consist of the following as of December 31, 2015 and September 30, 2015

	December 31, 2015	September 30, 2015
Machinery and equipment	$664,362	$654,918
Tenant improvements	1,533	1,533
Furniture and fixtures	1,475	1,475
Total	667,370	657,926
Less: accumulated depreciation	(6,730)	(279)
Fixed assets, net	$660,640	$657,647

Depreciation expense for the three months ended December 31, 2015 and 2014 was $6,451 and $21, respectively.

4.    INTANGIBLE AND OTHER ASSETS

Intangible assets consist of the following as of December 31, 2015 and September 30, 2015

	December 31, 2015	September 30, 2015
Patents	$53,871	$51,596
Less: accumulated amortization	(7,803)	(7,126)
Intangible assets, net	$46,068	$44,470

Amortization expense for the three months ended December 31, 2015 and 2014 was $677 and $619, respectively.

5. RELATED PARTY TRANSACTIONS

On October 1, 2014 the Company entered into a Consulting agreement with Matthew Schultz, our Chief Financial Officer for management services. In accordance with this agreement Mr. Schultz provides services to the Company in exchange for $7,500 per month plus reimbursable expenses incurred. The term of the agreement is one month and automatically renews each month until cancelled by either party. During the three months ending December 31, 2015 Mr. Schultz was paid $22,500 in accordance with this agreement.

6. PREPAID EXPENSES

The Board of Directors created a Board of Advisors to provide the Officers and Directors with advice and insight and appointed Brad Patee to serve as a member of the board of advisors for a period of one year.

As compensation for his appointment, Mr. Patee was granted 180,000 non-statutory options under the following terms: non-transferable, fully vest on March 31, 2015, expire five years from the date of grant, strike price of $0.083 and become immediately exercisable upon the occurrence of a significant liquidating, restructuring or change of control event.

The 180,000 stock options were valued at $54,411 using the Black-Scholes option pricing model based upon the following assumptions: term of 5 years, risk free interest rate of 2.11%, a dividend yield of 0% and volatility rates of 110%.   The amount was capitalized as a prepaid expense and will be amortized over twelve months, during the three months ended December 31, 2015 the Company recorded an expense of $13,836.

7. STOCKHOLDERS’ EQUITY (DEFICIT)

Overview

Our authorized capital stock consists of 100,000,000 shares of common stock and 10,000,000 shares of preferred stock, par value $0.001 per share. As of December 31, 2015, there were 20,768,415 shares of our common stock issued and outstanding and 400,000 shares of preferred stock issued and outstanding.

Description of Common Stock

Our common stock is entitled to one vote per share on all matters submitted to a vote of the stockholders, including the election of directors. Except as otherwise required by law or provided in any resolution adopted by our board of directors with respect to any series of preferred stock, the holders of our common stock will possess all voting power. Generally, all matters to be voted on by stockholders must be approved by a majority (or, in the case of election of directors, by a plurality) of the votes entitled to be cast by all shares of our common stock that are present in person or represented by proxy, subject to any voting rights granted to holders of any preferred stock. Holders of our common stock representing fifty percent (50%) of our capital stock issued, outstanding and entitled to vote, represented in person or by proxy, are necessary to constitute a quorum at any meeting of our stockholders. A vote by the holders of a majority of our outstanding shares is required to effectuate certain fundamental corporate changes such as a liquidation, merger or an amendment to our articles of incorporation.

Subject to any preferential rights of any outstanding series of preferred stock created by our board of directors from time to time, the holders of shares of our common stock will be entitled to such cash dividends as may be declared from time to time by our board of directors from funds available therefor.

Subject to any preferential rights of any outstanding series of preferred stock created from time to time by our board of directors, upon liquidation, dissolution or winding up, the holders of shares of our common stock will be entitled to receive pro rata all assets available for distribution to such holders.

In the event of any merger or consolidation of our company with or into another company in connection with which shares of our common stock are converted into or exchangeable for shares of stock, other securities or property (including cash), all holders of our common stock will be entitled to receive the same kind and amount of shares of stock and other securities and property (including cash). Holders of our common stock have no pre-emptive rights, no conversion rights and there are no redemption provisions applicable to our common stock.

Description of Preferred Stock

Our board of directors is authorized to divide the authorized shares of our preferred stock into one or more series, each of which must be so designated as to distinguish the shares of each series of preferred stock from the shares of all other series and classes. Our board of directors is authorized, within any limitations prescribed by law and our articles of incorporation, to fix and determine the designations, rights, qualifications, preferences, limitations and terms of the shares of any series of preferred stock, including, but not limited to, the following:

•	the rate of dividend, the time of payment of dividends, whether dividends are cumulative, and the date from which any dividends accrue;

•	whether shares may be redeemed, and, if so, the redemption price and the terms and conditions of redemption;

•	the amount payable upon shares in the event of voluntary or involuntary liquidation;

•	sinking fund or other provisions, if any, for the redemption or purchase of shares;

•	the terms and conditions on which shares may be converted, if the shares of any series are issued with the privilege of conversion;

•	voting powers, if any, provided that if any of the preferred stock or series thereof have voting rights, such preferred stock or series shall vote only on a share for share basis with the common stock on any matter, including, but not limited to, the election of directors, for which such preferred stock or series has such rights; and,

•	subject to the foregoing, such other terms, qualifications, privileges, limitations, options, restrictions, and special or relative rights and preferences, if any, of shares or such series as the board of directors may, at the time so acting, lawfully fix and determine under the laws of the State of Nevada.

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

During the period commencing October 1, 2015 through December 31, 2015 the Company received $130,000 from 11 investors pursuant to private placement agreements with the investors to purchase 390,000 shares of Stratean $0.001 par value common stock and warrants to purchase 39,000 shares of Stratean $0.001 par value common stock at a purchase price equal to $0.33 for each share of Common stock and 10% warrant coverage. The warrant allows the holder to purchase shares of the Company's $0.001 par value common stock at $0.367 per share.

8. STOCK WARRANTS

The following is a summary of warrants activity during the year ended September 30, 2015 and three months ending December 31, 2015.

	Number of Shares	Weighted Average Exercise Price
Balance, September 30, 2014	60,000	$0.36
Warrants granted and assumed	8,037,600	$0.10
Warrants expired	—	—
Warrants canceled	—	—
Warrants exercised	—	—
Balance, September 30, 2015	8,097,600	$0.10
Warrants granted and assumed	39,000	$0.36
Warrants expired	—	—
Warrants canceled	—	—
Warrants exercised	—	—
Balance, December 31, 2015	8,136,600	$0.10

As of December 31, 2015, 8,136,600 warrants are exercisable.

9. DEFINITIVE AGREEMENTS

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

Pursuant to the Agreement, the Company will make payments totaling $147,144. On December, 9, 2014, the Company made an initial payment of $50,000 to begin the project. Another $50,000 will be due upon completion of task five and the balance of $47,144 is due upon delivery of the Final Project report. The Company anticipates the final project report will be completed during the quarter ending March 31, 2015.

10. COMMITMENTS AND CONTINGENCIES

Lease obligations – The Company has operating leases for its offices. Future minimum lease payments under the operating leases for the facilities as of December 31, 2015, are as follows:

2016 $6,750

11.    SUBSEQUENT EVENTS

During the period commencing January 1, 2016 through February 2, 2016 the Company received $70,000 from 3 investors pursuant to private placement agreements with the investors to purchase 210,000 shares of Stratean $0.001 par value common stock and warrants to purchase 21,000 shares of Stratean $0.001 par value common stock at a purchase price equal to $0.33 for each share of Common stock and 10% warrant coverage. The warrant allows the holder to purchase shares of the Company's $0.001 par value common stock at $0.367 per share.

On January 22, the company terminated its lease agreement at 2391 South 1560 West, Unit B, Woods Cross Utah and relocated its corporate office to 70 north Main Street, Suite 105, Bountiful Utah 84010. The Company executed a one-year lease agreement that calls for the Company to make payments of $850 per month. The Company has prepaid rent for February 1, 2015 and January 1, 2017. Future minimum lease payments under the operating leases for the facilities as of January 31, 2016 are $8,500.

On January 22, the Company appointed Mr. Greg Gohlinghorst as a member of the Company’s board of advisors. He was issued 35,000 shares of common stock for his appointment.  The shares were valued at $11,666 or $0.33 per share. The amount was capitalized as a prepaid expense will be amortized over the next twelve months.

Mr. Gohlinghorst is a seasoned business veteran who has served in senior management for several private sector Companies.  He worked with The May Department Stores Company from 1975 to 1986, working his way up from a buyer to the Company’s Senior Vice-President over the Florida division. Mr. Gohlinghorst then founded and operated a multi-state retail chain from 1986 to 1996. He also served as the national vice president of Sales and Marketing for American Polymer until retirement in 2010. Mr. Gohlinghorst holds a B.S. in Business Management from the University of Utah and an MBA from the University of South Dakota, he has also completed the Executive program at Northwestern University's Kellogg Graduate School of Management.

Aside from that provided above, Mr. Gohlinghorst does not hold and has not held over the past five years any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

On January 22, the Company issued 450,000 warrants shares to a Mr. Greg Gohlinghorst for business advisory services. The warrants were valued at $138,005 using the Black Scholes option pricing model based upon the following assumptions: term of 5 years, risk free interest rate of 1.49%, a dividend yield of 0% and volatility rate of 110%. The warrants were fully earned and vested on January 31, 2016.

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

Results of operations for the three months ended December 31, 2015 and 2014

Revenues

We did not earn any revenues during the three months ending December 31, 2015 and 2015, respectively. We do not anticipate earning significant revenues until such time that we have fully developed our technology and are able to market our products.

Operating Expenses

The Company had operating expenses of $72,016 for the three months ended December 31, 2015, as compared with $186,194 for the three months ended December 31, 2014.

Professional fees decreased to $46,362 for the three months ended December 31, 2015 from $117,772 for the same period ended December 31, 2014. Our professional fees expenses for the three months ended December 31, 2015 consisted mainly of legal and accounting fees and consulting fees paid to an officer of the Company.

Research and development fees decreased to $1,458 for the three months ended December 31, 2015 from $50,000 for the same period ended December 31, 2014. Our research and development expenses for the three months ended December 31, 2015 consisted mainly of expenses incurred to during the independent testing of our Gasifier.

General and administrative fees decreased to $17,068 for the three months ended December 31, 2015 from $17,782 for the same period ended December 31, 2014. Our general and administrative expenses for the three months ended December 31, 2015 and 2014 consisted mainly of office and rent expenses and general expenses incurred as a result of fundraising efforts.

Depreciation and amortization expense increased to $7,128 for the three months ended December 31, 2015 from $640 for the same period ended December 31, 2014.

Other Expenses

We had other expenses of $nil for the three months ended December 31, 2015, compared with other expenses of $5,144 for the three months ended December 31, 2014. Our other expenses for the three months ended December 31, 2014 consisted of amortization of imputed interest on officer loans and amortization of debt discount.

Net Loss

We recorded a net loss of $72,016 for the three months ended December 31, 2015, as compared with a net loss of $191,338 for the three months ended December 31, 2014.

Liquidity and Capital Resources

As of December 31, 2015, we had total current assets of $150,565, consisting of cash and prepaid expenses, and total assets in the amount of $859,631. Our total current liabilities as of December 31, 2015 were $39,688. We had working capital of $110,877 as of December 31, 2015.

Operating activities used $66,804 in cash for the three months ended December 31, 2015. Our net loss of $72,016 was the main component of our negative operating cash flow, offset mainly by stock based consulting of $13,836 and depreciation of $7,128.

Cash flows used by investing activities during the three months ended December 31, 2015 was $11,719 as a result of the purchase of fixed and intangible assets.

Cash flows provided by financing activities during the three months ended December 31, 2015 amounted to $130,000 and consisted of $130,000 in proceeds from our private offering of common stock and warrants.

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

Off Balance Sheet Arrangements

As of December 31, 2015, there were no off balance sheet arrangements.

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

Cash and cash equivalents – For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. There was $140,010 and $88,533 in cash and cash equivalents as of December 31, 2015 and September 30, 2015, respectively.

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

Revenue recognition – The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” and No. 104, “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured. For the periods ended December 31, 2015 and 201 the Company reported revenues of $nil and $nil, respectively.

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

Stock-based compensation – The Company follows the guidelines in FASB Codification Topic ASC 718-10 “Compensation-Stock Compensation”, which provides investors and other users of financial statements with more complete and neutral financial information, by requiring that the compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. ASC 718-10 covers a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. As of December 31, 2015, the Company has not implemented an employee stock based compensation plan.

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

Item 4.     Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2015. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2015, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of December 31, 2015, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2015 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

During the period commencing October 1, 2015 through December 31, 2015 the Company received $130,000 from 11 investors pursuant to private placement agreements with the investors to purchase 390,000 shares of Stratean $0.001 par value common stock and warrants to purchase 39,000 shares of Stratean $0.001 par value common stock at a purchase price equal to $0.33 for each share of Common stock and 10% warrant coverage. The warrant allows the holder to purchase shares of the Company's $0.001 par value common stock at $0.367 per share.

During the period commencing January 1, 2016 through January 31, 2016 the Company received $20,000 from 2 investors pursuant to private placement agreements with the investors to purchase 60,000 shares of Stratean $0.001 par value common stock and warrants to purchase 6,000 shares of Stratean $0.001 par value common stock at a purchase price equal to $0.33 for each share of Common stock and 10% warrant coverage. The warrant allows the holder to purchase shares of the Company's $0.001 par value common stock at $0.367 per share.

On January 22, the Company appointed Mr. Greg Gohlinghorst as a member of the Company’s board of advisors. He was issued 35,000 shares of common stock for his appointment.  The shares were valued at $11,666 or $0.33 per share. The amount was capitalized as a prepaid expense will be amortized over the next twelve months.

On January 22, the Company issued 450,000 warrants shares to a Mr. Greg Gohlinghorst for business advisory services. The warrants were valued at $138,005 using the Black Scholes option pricing model based upon the following assumptions: term of 5 years, risk free interest rate of 1.49%, a dividend yield of 0% and volatility rate of 110%. The warrants were fully earned and vested on January 31, 2016.

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

Item 3.     Defaults upon Senior Securities

None

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2015 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Stratean, Inc.

Date:	February 1, 2016

By: /s/ S. Matthew Schultz S. Matthew Schultz Title: Chief Executive Officer

Date:	February 1, 2016

By: /s/Zachary K. Bradford Zachary K Bradford Title: Chief Financial Officer

