Form 10-Q
period 2016-03-31
STRATEAN INC.
filed 2016-05-16
CIK 827876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 21,058,415 common shares as of May 10, 2016.

2

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of March 31, 2016 and September 30, 2015 (unaudited);

F-2	Statements of Operations for the three and six months ended March 31, 2016 and 2015 (unaudited);

F-3	Statements of Cash Flow for the six months ended March 31, 2016 and 2015 (unaudited);

F-4	Notes to Financial Statements.

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

The results of operations for the three and six months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the entire year ending September 30, 2016 or for any future period.

3

STRATEAN INC.

BALANCE SHEETS

(UNAUDITED)

ASSETS	March 31, 2016	September 30, 2015
Current assets
Cash	$151,689	$88,533
Prepaid expense	10,317	24,391
Total current assets	162,006	112,924
Deposits	589	2,358
Fixed Assets	647,550	657,647
Intangible assets	46,336	44,470
Total assets	856,481	817,399
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$11,938	$53,967
Due to related parties	1,473	1,473
Total current liabilities	13,411	55,440
Total liabilities	13,411	55,440
Stockholders' equity (deficit)
Common stock; $0.001 par value; 100,000,000 shares authorized; 21,058,415 and 20,378,415 shares issued and outstanding as of March 31, 2016 and September 30, 2015, respectively	21,058	20,378
Preferred stock; $0.001 par value; 10,000,000 shares authorized; 400,000 and 400,000 shares issued and outstanding as of March 31, 2016 and September 30, 2015, respectively	400	400
Additional paid-in capital	4,978,256	4,635,459
Accumulated earnings (deficit)	(4,156,644)	(3,894,278)
Total stockholders' equity (deficit)	843,070	761,959
Total liabilities and stockholders' equity (deficit)	$856,481	$817,399

The accompanying notes are an integral part of these financial statements.

STRATEAN INC.

STATEMENT OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015
Revenues	$—	$—	$—	$—
Cost of revenues	—	—	—	—
Gross profit	—	—	—	—
Operating expenses
Professional fees	167,795	3,172,884	214,157	3,290,656
Research and development	368	2,214	1,826	52,214
General and administrative expenses	9,551	13,130	26,619	30,912
Depreciation and amortization	13,357	689	20,485	1,329
Total operating expenses	191,071	3,188,917	263,087	3,375,111
Loss from operations	(191,071)	(3,188,917)	(263,087)	(3,375,111)
Other income (expense)
Interest expense	—	—	—	(5,144)
Gain on disposal of assets	721	—	721	—
Total other income (expense)	721	—	721	(5,144)
Net income (loss)	$(190,350)	$(3,188,917)	$(262,366)	$(3,380,255)
Basic income (loss) per common share	$(0.01)	$(0.17)	$(0.01)	$(0.19)
Basic weighted average common shares outstanding	20,939,514	18,537,450	20,734,481	18,073,392

The accompanying notes are an integral part of these financial statements.

STRATEAN INC.

STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	March 31, 2016	March 31, 2015
Cash Flows from Operating Activities
Net loss	$(262,366)	$(3,380,255)
Adjustments to reconcile net loss to net cash provided by operating activities:
Imputed interest on related party debt	—	5,143
Stock based consulting	143,401	3,214,858
Depreciation and amortization	20,485	1,329
Changes in assets and liabilities
(Increase) decrease in prepaid expense	(850)	(6,357)
(Increase) decrease in deposits	1,769	(2,358)
Increase (decrease) in accounts payable	(42,029)	674
Increase (decrease) in accounts payable related party	—	—
Net cash from operating activities	(139,590)	(166,966)
Cash Flows from investing
Purchase of intangible assets	(3,225)	(859)
Purchase of fixed assets	(9,750)	(20,928)
Gain on disposal of fixed assets	721	—
Net cash used in investing activities	(12,254)	(21,787)
Cash Flows from Financing Activities
Proceeds from issuance of common stock	215,000	242,000
Net cash from financing activities	215,000	242,000
Net increase (decrease) in Cash	63,156	53,247
Beginning cash balance	88,533	116,741
Ending cash balance	$151,689	$169,988
Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—
Cash paid for tax	$—	$—
Non-Cash investing and financing transactions
Shares issued for debt	$—	$50,000
Shares issued for services	$11,666	$690,000
Options and warrants for services	$138,005	$2,556,296

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

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $(4,156,644) since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Cash and cash equivalents – For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. There was $151,689 and $88,533 in cash and cash equivalents as of March 31, 2016 and September 30, 2015, respectively.

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

Revenue recognition – The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” and No. 104, “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured. For the periods ended March 31, 2016 and 2015 the Company reported revenues of $nil and $nil, respectively.

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

Stock-based compensation – The Company follows the guidelines in FASB Codification Topic ASC 718-10 “Compensation-Stock Compensation,” which provides investors and other users of financial statements with more complete and neutral financial information, by requiring that the compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. ASC 718-10 covers a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. As of March 31, 2016, the Company has not implemented an employee stock based compensation plan.

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

Earnings (loss) per share – The Company reports earnings (loss) per share in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 260-10 “Earnings Per Share,” which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive.

Recently Issued Accounting Pronouncements – The Company has evaluated the all recent accounting pronouncements through ASU 2016-10, and believes that none of them will have a material effect on the Company's financial position, results of operations or cash flows.

3. FIXED ASSETS

Fixed assets consist of the following as of March 31, 2016 and September 30, 2015

	March 31, 2016	September 30, 2015
Machinery and equipment	$664,362	$654,918
Tenant improvements	-	1,533
Furniture and fixtures	2,202	1,475
Total	666,564	657,926
Less: accumulated depreciation	(19,014)	(279)
Fixed assets, net	$647,550	$657,647

Depreciation expense for the six months ended March 31, 2016 and 2015 was $19,126 and $97, respectively.

4.    INTANGIBLE AND OTHER ASSETS

Intangible assets consist of the following as of March 31, 2016 and September 30, 2015

	March 31, 2016	September 30, 2015
Patents	$54,821	$51,596
Less: accumulated amortization	(8,485)	(7,126)
Intangible assets, net	$46,336	$44,470

Amortization expense for the six months ended March 31, 2016 and 2015 was $1,359 and $1,232, respectively.

5. RELATED PARTY TRANSACTIONS

On October 1, 2014 the Company entered into a Consulting agreement with Matthew Schultz, its Chief Financial Officer for management services. In accordance with this agreement, Mr. Schultz provides services to the Company in exchange for $7,500 per month plus reimbursable expenses incurred. The term of the agreement is one month and automatically renews each month until cancelled by either party. During the six months ending March 31, 2016, Mr. Schultz was paid $45,000 in accordance with this agreement.

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

The 180,000 stock options were valued at $54,411 using the Black-Scholes option pricing model based upon the following assumptions: term of 5 years, risk free interest rate of 2.11%, a dividend yield of 0% and volatility rates of 110%.   The amount was capitalized as a prepaid expense and will be amortized over a twelve-month term, during the six months ended March 31, 2016 the Company recorded an expense of $24,232.

On January 22, 2016, the Company appointed Mr. Greg Gohlinghorst as a member of the Company’s board of advisors. He was issued 35,000 shares of common stock for his appointment.  The shares were valued at $11,666 or $0.33 per share. The amount was capitalized as a prepaid expense and will be amortized over a twelve-month term, during the six months ended March 31, 2016 the Company recorded an expense of $2,199.

7. STOCKHOLDERS’ EQUITY (DEFICIT)

Overview

Our authorized capital stock consists of 100,000,000 shares of common stock and 10,000,000 shares of preferred stock, par value $0.001 per share. As of March 31, 2016, there were 21,058,415 shares of our common stock issued and outstanding and 400,000 shares of preferred stock issued and outstanding.

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

During the period commencing October 1, 2015 through March 31, 2016, the Company received $215,000 from 16 investors pursuant to private placement agreements with the investors to purchase 645,000 shares of Stratean $0.001 par value common stock and warrants to purchase 64,500 shares of Stratean $0.001 par value common stock at a purchase price equal to $0.33 for each share of Common stock and 10% warrant coverage. The warrant allows the holder to purchase shares of the Company's $0.001 par value common stock at $0.367 per share.

8. STOCK WARRANTS

The following is a summary of warrants activity during the year ended September 30, 2015 and six months ending March 31, 2016.

	Number of Shares	Weighted Average Exercise Price
Balance, September 30, 2014	60,000	$0.36
Warrants granted and assumed	8,037,600	$0.10
Warrants expired	—	—
Warrants canceled	—	—
Warrants exercised	—	—
Balance, September 30, 2015	8,097,600	$0.10
Warrants granted and assumed	514,500	$0.36
Warrants expired	—	—
Warrants canceled	—	—
Warrants exercised	—	—
Balance, March 31, 2016	8,612,100	$0.11

As of March 31, 2016, 8,612,100 warrants are exercisable.

On January 22, 2016, the Company issued warrants to purchase 450,000 shares of common stock to a Mr. Greg Gohlinghorst for business advisory services. The warrants were valued at $116,811 using the Black Scholes option pricing model based upon the following assumptions: term of 5 years, risk free interest rate of 1.49%, a dividend yield of 0% and volatility rate of 110%. The warrants were fully earned and vested on January 31, 2016.

9. DEFINITIVE AGREEMENTS

On December 5, 2014, the Company and Combustion Resources, Inc. ("Combustion Resources") executed a Service Agreement ("Agreement") to independently test the Company’s Gasifier to further establish its capability of producing large volumes of clean, renewable energy from any carbon compound (Municipal Solid Waste (MSW), Coal, Sewage Sludge) into clean Synthesis Gas.

The testing will be comprised of seven stages. As of the date of this filing, Combustion Resources had completed stages one through five. It is anticipated that the remaining stages will be completed prior to September 30, 2016. Each of the seven stages are briefly outlined below.

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

Pursuant to the Agreement, the Company will make payments totaling $147,144. On December, 9, 2014, the Company made an initial payment of $50,000 to begin the project. Another $50,000 will be due upon completion of task five  and the balance of $47,144 is due upon delivery of the Final Project report. As of the date of this filing Combustion Resources has not issued an request for payment or an invoice for the second payment, the Company intends to remit payment upon presentation of this such notice. The Company anticipates the final project report will be completed during the quarter ending September 30, 2016.

10. COMMITMENTS AND CONTINGENCIES

On January 22, 2016, the Company terminated its lease agreement at 2391 South 1560 West, Unit B, Woods Cross Utah and relocated its corporate office to 70 north Main Street, Suite 105, Bountiful Utah 84010. The Company executed a one-year lease agreement that calls for the Company to make payments of $850 per month. The Company has prepaid rent for January 2017  . Future minimum lease payments under the operating leases for the facilities as of March 31, 2016, are as follows:

2016 $7,650

11.    SUBSEQUENT EVENTS

On or about April 26, 2016, the Company entered into Stock Purchase Agreement with James Harper (the "Agreement") to acquire a patent from Mr. Harper as represented in an Assignment of even date. Specifically, the Agreement grants 7,500 shares of the Company’s common stock to Mr. Harper in exchange for the Assignment of United States Patent No. 8,342829 issued January 8, 2013 by the United States Patent and Trademark Office (the “Patent”). The Assignment transfers the Patent and all rights associated therewith to the Company.

Effective May 2, 2016, the Company entered into an agreement with Mr. Thompson to act as the Company’s Secretary. The agreement will have an initial term of 180 days with a right for the Company to renew following the term. Under the agreement, the Company agreed to compensate Mr. Thompson, based on his performance, with a combination of shares of common stock and cash, not to exceed 150,000 shares of common stock and $150,000.

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

The technologies and prototype will begin undergoing clinical lab testing to further establish its capability of producing large volumes of clean, renewable energy from any carbon compound (Municipal Solid Waste (MSW), Coal, Sewage Sludge) into clean Synthesis Gas.  The Company’s Gasifier is still under development and a commercially viable Gasifier is not expected to be sellable until the first quarter of 201 7. In December of 2014, the Company executed an agreement with Combustion Resources, LLC to independently test the Company’s production model prototype. Combustion was engaged to independently test the Gasifer's performance and certify the results of its performance. The Company believes the results of these independent tests will provide the results needed to prove its commercial viability, at which time the Company would begin to actively market its Gasifer units. The Company anticipates Combustion’s final project report will be completed during the quarter ending September 30, 2016.

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

Results of operations for the three months ended March 31, 2016 and 2015

Revenues

We did not earn any revenues during the three months ending March 31, 2016 and 2015, respectively. We do not anticipate earning significant revenues until such time that we have fully developed our technology and are able to market our products.

Operating Expenses

The Company had operating expenses of $191,071 for the three months ended March 31, 2016, as compared with $3,188,917 for the three months ended March 31, 2015.

Professional fees decreased to $167,795 for the three months ended March 31, 2016 from $3,172,884 for the same period ended March 31, 2015. Our professional fees expenses for the three months ended March 31, 2016 consisted mainly of stock based compensation to members of our board of advisors of $129,565, legal, accounting and investor relations fees of $15,730 and consulting fees of $22,500 paid to an officer of the Company.

Research and development fees decreased to $368 for the three months ended March 31, 2016 from $2,214 for the same period ended March 31, 2015. Our research and development expenses for the three months ended March 31, 2016 consisted mainly of expenses incurred to during the independent testing of our Gasifier.

General and administrative fees decreased to $9,551 for the three months ended March 31, 2016 from $13,130 for the same period ended March 31, 2015. Our general and administrative expenses for the three months ended March 31, 2016 and 2015 consisted mainly of rent expenses of $3,230 and general expenses incurred as a result of fundraising efforts.

Depreciation and amortization expense increased to $13,357 for the three months ended March 31, 2016 from $689 for the same period ended March 31, 2015.

Other Expenses

We had other expenses of $nil for the three months ended March 31, 2016, compared with other expenses of $nil for the three months ended March 31, 2015.

Other Income

We had other income of $721 for the three months ended March 31, 2016, compared with other income of $nil for the three months ended March 31, 2015. The income of $721 for the three months ended March 31, 2016 was a result of the sale of office equipment upon relocation of the corporate offices.

Net Loss

We recorded a net loss of $190,350 for the three months ended March 31, 2016, as compared with a net loss of $3,188,917 for the three months ended March 31, 2015.

Results of operations for the six months ended March 31, 2016 and 2015

Revenues

We did not earn any revenues during the six months ending March 31, 2016 and 2015, respectively. We do not anticipate earning significant revenues until such time that we have fully developed our technology and are able to market our products.

Operating Expenses

The Company had operating expenses of $263,087 for the six months ended March 31, 2016, as compared with $3,375,111 for the six months ended March 31, 2015.

Professional fees decreased to $214,157 for the six months ended March 31, 2016 from $3,290,656 for the same period ended March 31, 2015. Our professional fees expenses for the six months ended March 31, 2016 consisted mainly of stock based compensation to members of our board of advisors of $143,242, legal, accounting and investor relations fees of $25,915 and consulting fees of $45,000 paid to an officer of the Company.

Research and development fees decreased to $1,826 for the six months ended March 31, 2016 from $52,214 for the same period ended March 31, 2015. Our research and development expenses for the six months ended March 31, 2016 consisted mainly of expenses incurred to during the independent testing of our Gasifier.

General and administrative fees decreased to $26,619 for the six months ended March 31, 2016 from $30,912 for the same period ended March 31, 2015. Our general and administrative expenses for the six months ended March 31, 2016 and 2015 consisted mainly of rent expenses of $7,280, filing fees of $8,200 and general expenses incurred as a result of fundraising efforts.

Depreciation and amortization expense increased to $20,485 for the six months ended March 31, 2016 from $1,329 for the same period ended March 31, 2015.

Other Expenses

We had other expenses of $nil for the six months ended March 31, 2016, compared with other expenses of $5,144 for the six months ended March 31, 2015. Our other expenses for the six months ended March 31, 2015 consisted of amortization of imputed interest on officer loans and amortization of debt discount.

Other Income

We had other income of $721 for the six months ended March 31, 2016, compared with other income of $nil for the six months ended March 31, 2015. The income of $721 for the six months ended March 31, 2016 was a result of the sale of office equipment upon relocation of the corporate offices.

Net Loss

We recorded a net loss of $262,366 for the six months ended March 31, 2016, as compared with a net loss of $3,380,255 for the six months ended March 31, 2015.

Liquidity and Capital Resources

As of March 31, 2016, we had total current assets of $162,006, consisting of cash and prepaid expenses, and total assets in the amount of $856,481. Our total current liabilities as of March 31, 2016 were $13,411. We had working capital of $148,595 as of March 31, 2016.

Operating activities used $139,590 in cash for the six months ended March 31, 2016. Our net loss of $262,366 was the main component of our negative operating cash flow, offset mainly by stock based consulting of $143,401 and depreciation and amortization of $20,485.

Cash flows used by investing activities during the six months ended March 31, 2016 was $12,254 as a result of the purchase of fixed and intangible assets.

Cash flows provided by financing activities during the six months ended March 31, 2016 amounted to $215,000 and consisted of $215,000 in proceeds from our private offering of common stock and warrants.

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

Off Balance Sheet Arrangements

As of March 31, 2016, there were no off balance sheet arrangements.

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

Cash and cash equivalents – For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. There was $151,689 and $88,533 in cash and cash equivalents as of March 31, 2016 and September 30, 2015, respectively.

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

Revenue recognition – The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” and No. 104, “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured. For the periods ended March 31, 2016 and 2015 the Company reported revenues of $nil and $nil, respectively.

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

Stock-based compensation – The Company follows the guidelines in FASB Codification Topic ASC 718-10 “Compensation-Stock Compensation”, which provides investors and other users of financial statements with more complete and neutral financial information, by requiring that the compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. ASC 718-10 covers a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. As of March 31, 2016, the Company has not implemented an employee stock based compensation plan.

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2016, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of March 31, 2016, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the six months ended March 31, 2016 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

During the period commencing October 1, 2015 through March 31, 2016, the Company received $215,000 from 16 investors pursuant to private placement agreements with the investors to purchase 645,000 shares of Stratean $0.001 par value common stock and warrants to purchase 64,500 shares of Stratean $0.001 par value common stock at a purchase price equal to $0.33 for each share of Common stock and 10% warrant coverage. The warrant allows the holder to purchase shares of the Company's $0.001 par value common stock at $0.367 per share.

On January 22, 2016, the Company appointed Mr. Greg Gohlinghorst as a member of the Company’s board of advisors. He was issued 35,000 shares of common stock for his appointment.  The shares were valued at $11,666 or $0.33 per share.

On January 22, 2016, the Company issued warrants to purchase 450,000 shares of common stock to Mr. Greg Gohlinghorst for business advisory services. The warrants were valued at $116,811 using the Black Scholes option pricing model.

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

Item 3.     Defaults upon Senior Securities

None

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Stratean, Inc.

Date:	May 16, 2016

By: /s/ S. Matthew Schultz S. Matthew Schultz Title: Chief Executive Officer

Date:	May 16, 2016

By: /s/ Zachary K. Bradford Zachary K Bradford Title: Chief Financial Officer

