Form 10-Q
period 2016-06-30
STRATEAN INC.
filed 2016-08-22
CIK 827876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

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

[ ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 27,684,420 common shares as of August 19, 2016.

1

2

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of June 30, 2016 and September 30, 2015 (unaudited);

F-2	Statements of Operations for the three and nine months ended June 30, 2016 and 2015 (unaudited);

F-3	Statements of Cash Flow for the nine months ended June 30, 2016 and 2015 (unaudited);

F-4	Notes to Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended June 30, 2016 are not necessarily indicative of the results that can be expected for the full year.

3

STRATEAN INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2016	September 30, 2015
ASSETS
Current assets
Cash	$81,854	$88,533
Prepaid expense	11,912	24,391
Total current assets	93,766	112,924

Deposits	589	2,358
Fixed Assets	635,495	657,647
Intangible assets	51,175	44,470

Total assets	781,025	817,399

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$60,189	$53,967
Due to related parties	1,473	1,473
Total current liabilities	61,662	55,440

Total liabilities	61,662	55,440

Stockholders' equity (deficit)
Common stock; $0.001 par value; 100,000,000 shares authorized; 21,058,415 and 20,378,415 shares issued and outstanding as of June 30, 2016 and September 30, 2015, respectively	21,086	20,37
Preferred stock; $0.001 par value; 10,000,000 shares authorized; 1,000,000 and 400,000 shares issued and outstanding as of June 30, 2016 and September 30, 2015, respectively	1,000	400
Additional paid-in capital	4,987,424	4,635,459
Accumulated earnings (deficit)	(4,290,147)	(3,894,278)
Total stockholders' equity (deficit)	719,363	761,959

Total liabilities and stockholders' equity (deficit)	$781,025	$817,399

The accompanying notes are an integral part of these financial statements.

STRATEAN INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

Revenues	$—	$—	$—	$—

Cost of revenues	—	—	—	—

Gross Profit	—	—	—	—

Operating expenses
Professional fees	54,403	45,713	268,560	3,336,369
Research and development	50,000	74	51,826	52,288
General and administrative expenses	15,674	8,258	42,293	39,170
Depreciation and amortization	13,426	731	33,911	2,060
Total operating expenses	133,503	54,776	396,590	3,429,887

Loss from operations	(133,503)	(54,776)	(396,590)	(3,429,887)

Other income (expense)
Interest expense	—	—	—	(5,144)
Gain on disposal of assets	—	—	721	—
Total other income (expense)	—	—	721	(5,144)

Net income (loss)	$(133,503)	$(54,776)	$(395,869)	$(3,435,031)

Basic income (loss) per common share	$(0.01)	$(0.00)	$(0.02)	$(0.18)

Basic weighted average common shares outstanding	21,058,415	20,378,415	20,842,065	18,841,734

The accompanying notes are an integral part of these financial statements.

STRATEAN INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	June 30, 2016	June 30, 2015
Cash Flows from Operating Activities
Net loss	$(395,869)	$(3,435,031)
Adjustments to reconcile net loss to net cash provided by operating activities:
Imputed interest on related party debt	—	5,143
Stock based consulting	149,126	3,228,517
Depreciation and amortization	33,267	2,060
Changes in assets and liabilities
(Increase) decrease in prepaid expense	(850)	1,143
(Increase) decrease in deposits	1,769	(2,358)
Increase (decrease) in accounts payable	6,222	(3,381)
Increase (decrease) in accounts payable related party	—	—
Net cash from operating activities	(206,335)	(203,907)

Cash Flows from investing
Purchase of intangible assets	(6,315)	(2,594)
Purchase of fixed assets	(9,750)	(26,304)
Gain on disposal of fixed assets	721	—
Net cash used in investing activities	(15,344)	(28,898)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	215,000	242,000
Net cash from financing activities	215,000	242,000

Net increase (decrease) in Cash	(6,679)	9,195

Beginning cash balance	88,533	116,741

Ending cash balance	$81,854	$125,936

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—
Cash paid for tax	$—	$—

Non-Cash investing and financing transactions
Shares issued for debt	$—	$50,000
Shares issued for services	$11,666	$690,000
Options and warrants for services	$138,005	$2,556,296

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

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $(4,290,147) since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Cash and cash equivalents – For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. There was $81,854 and $88,533 in cash and cash equivalents as of June 30, 2016 and September 30, 2015, respectively.

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

Level 2: Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability; and

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

Revenue recognition – The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” and No. 104, “Revenue Recognition.” In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured. For the periods ended June 30, 2016 and 2015, the Company reported revenues of $nil and $nil, respectively.

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

Stock-based compensation – The Company follows the guidelines in FASB Codification Topic ASC 718-10 “Compensation-Stock Compensation,” which provides investors and other users of financial statements with more complete and neutral financial information, by requiring that the compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. ASC 718-10 covers a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. As of June 30, 2016, the Company has not implemented an employee stock based compensation plan.

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

Recently Issued Accounting Pronouncements –The Company has evaluated the all recent accounting pronouncements through ASU 2016-14, and believes that none of them will have a material effect on the Company's financial position, results of operations or cash flows.

3. FIXED ASSETS

Fixed assets consist of the following as of June 30, 2016 and September 30, 2015:

	June 30, 2016	September 30, 2015
Machinery and equipment	$665,006	$654,918
Tenant improvements	-	1,533
Furniture and fixtures	2,202	1,475
Total	667,208	657,926
Less: accumulated depreciation	(31,713)	(279)
Fixed assets, net	$635,495	$657,647

Depreciation expense for the nine months ended June 30, 2016 and 2015 was $31,825 and $187, respectively.

4.    INTANGIBLE AND OTHER ASSETS

Intangible assets consist of the following as of June 30, 2016 and September 30, 2015:

	June 30, 2016	September 30, 2015
Patents	$60,387	$51,596
Less: accumulated amortization	(9,212)	(7,126)
Intangible assets, net	$51,175	$44,470

Amortization expense for the nine months ended June 30, 2016 and 2015 was $2,086 and $1,873, respectively.

On April 26, 2016, the Company entered into Stock Purchase Agreement with James Harper (the "Agreement") to acquire a patent from Mr. Harper as represented in an Assignment of even date. Specifically, the Agreement grants 7,500, shares of the Company’s common stock to Mr. Harper in exchange for the Assignment of United States Patent No. 8,342829 issued January 8, 2013 by the United States Patent and Trademark Office (the “Patent”). The Assignment transfers the Patent and all rights associated therewith to the Company.

Through this Assignment, the Company is now the sole owner of the Patent, which is an invention entitled Electrolytic Reactor and Related Methods for Supplementing the Air Intake of an Internal Combustion Engine. The Company anticipates integrating this technology, in whole or in part, into its downdraft gasification system, enabling the capture and conversion of process byproducts into incremental energy.

5. RELATED PARTY TRANSACTIONS

On October 1, 2014 the Company entered into a Consulting agreement with Matthew Schultz, its Chief Financial Officer for management services. In accordance with this agreement, Mr. Schultz provides services to the Company in exchange for $7,500 per month plus reimbursable expenses incurred. The term of the agreement is one month and automatically renews each month until cancelled by either party. During the nine months ending June 30, 2016, Mr. Schultz was paid $67,500 in accordance with this agreement.

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

The 180,000 stock options were valued at $54,411 using the Black-Scholes option pricing model based upon the following assumptions: term of 5 years, risk free interest rate of 2.11%, a dividend yield of 0% and volatility rates of 110%.   The amount was capitalized as a prepaid expense and will be amortized over a twelve-month term; during the nine months ended June 30, 2016 the Company recorded an expense of $24,232.

On January 22, 2016, the Company appointed Mr. Greg Gohlinghorst as a member of the Company’s board of advisors. He was issued 35,000 shares of common stock for his appointment.  The shares were valued at $11,666 or $0.33 per share. The amount was capitalized as a prepaid expense and will be amortized over a twelve-month term; during the nine months ended June 30, 2016 the Company recorded an expense of $7,299.

On January 15, 2016, we entered into an Investor Relations Consulting Agreement with Hayden IR (“HIR”) to serve as our investor relations firm for a period of twelve months. Under the Agreement, HIR’s responsibilities include: implementing and maintaining an ongoing market support system to expand awareness of our company in the investment community; arranging conference calls and interviews; providing feedback on expectations of results and company value; assisting with the presentation of periodic results of operations; monitoring newswires and industry publications; and drafting and coordinating press releases, among other services.

As compensation for the services under the Agreement, we agreed to pay HIR a cash monthly fee of $3,500 for the first six months of the Agreement. The monthly fee will increase to $6,500 for the last six months of the Agreement. We also agreed to issue to HIR 20,000 shares of restricted common stock within 30 days of execution. The shares were valued at $6,720 or $0.33 per share. The Stock compensation has been recorded as a prepaid expense and will be amortized evenly over the twelve-month service period. As of June 30, 2016, the company has recorded $3,075 in stock based compensation associated with this agreement.

7. STOCKHOLDERS’ EQUITY (DEFICIT)

Overview

Our authorized capital stock consists of 100,000,000 shares of common stock and 10,000,000 shares of preferred stock, par value $0.001 per share. As of June 30, 2016, there were 21,058,415 shares of our common stock issued and outstanding and 1,000,000 shares of preferred stock issued and outstanding.

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

On June 30, 2016, the Company issued a total of 600,000 shares of its Series A Preferred Stock to the four members of the Company’s board of directors for services rendered.

During the period commencing October 1, 2015 through March 31, 2016, the Company received $215,000 from 16 investors pursuant to private placement agreements with the investors to purchase 645,000 shares of Stratean $0.001 par value common stock and warrants to purchase 64,500 shares of Stratean $0.001 par value common stock at a purchase price equal to $0.33 for each share of Common stock and 10% warrant coverage. The warrant allows the holder to purchase shares of the Company's $0.001 par value common stock at $0.367 per share. The Company did not accept any private placements during the quarter ending June 30, 2016.

8. STOCK WARRANTS

The following is a summary of warrants activity during the year ended September 30, 2015 and nine months ending June 30, 2016.

	Number of Shares	Weighted Average Exercise Price
Balance, September 30, 2014	60,000	$0.36
Warrants granted and assumed	8,037,600	$0.10
Warrants expired	—	—
Warrants canceled	—	—
Warrants exercised	—	—
Balance, September 30, 2015	8,097,600	$0.10
Warrants granted and assumed	514,500	$0.36
Warrants expired	—	—
Warrants canceled	—	—
Warrants exercised	—	—
Balance, June 30, 2016	8,612,100	$0.11

As of June 30, 2016, 8,612,100 warrants are exercisable.

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

Combustion Resources, Inc.

On December 5, 2014, the Company and Combustion Resources, Inc. ("Combustion Resources") executed a Service Agreement ("Agreement") to independently test the Company’s Gasifier to further establish its capability of producing large volumes of clean, renewable energy from any carbon compound (Municipal Solid Waste (MSW), Coal, Sewage Sludge) into clean Synthesis Gas.

The testing will be comprised of seven stages. As of the date of this filing, Combustion Resources had completed stages one through five. Upon completion of the fifth stage an initial project report was published outlining the results and suggested improvements. The Company is preparing the suggested improvements and anticipates that the cost of these improvements will be between $50,000 and $75,000. It is anticipated that improvements and the remaining stages will be completed prior to December 31, 2016. Each of the seven stages are briefly outlined below.

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

Pursuant to the Agreement, the Company will make payments totaling $147,144. On December, 9, 2014, the Company made an initial payment of $50,000 to begin the project. Another $50,000 will be due upon completion of task five and the balance of $47,144 is due upon delivery of the Final Project report. As of the date of this filing Combustion Resources has not issued a request for payment or an invoice for the second payment: the Company intends to remit payment upon presentation of this such notice.

Appointment of Corporate Secretary

Effective May 2, 2016, the Company entered into an agreement with Mr. Thompson to act as the Company’s Secretary. The agreement will have an initial term of 180 days with a right for the Company to renew following the term. Under the agreement, the Company agreed to compensate Mr. Thompson, based on his performance, with a combination of shares of common stock and cash, not to exceed 150,000 shares of common stock and $150,000. As of the date of this filing no Compensation has earned or been paid.

10. COMMITMENTS AND CONTINGENCIES

On January 22, 2016, the Company terminated its lease agreement at 2391 South 1560 West, Unit B, Woods Cross Utah and relocated its corporate office to 70 north Main Street, Suite 105, Bountiful Utah 84010. The Company executed a one-year lease agreement that calls for the Company to make payments of $850 per month. The Company has prepaid rent for January 2017.

11.    SUBSEQUENT EVENTS

On July 1, 2016, Stratean, Inc. and Cleanspark II, LLC, a wholly-owned subsidiary of Stratean, Inc. (together, the “Company”), entered into an Asset Purchase Agreement, as amended (the “Purchase Agreement”) with CleanSpark Holdings LLC, CleanSpark LLC, CleanSpark Technologies LLC and Specialized Energy Solutions, Inc. (together, the “Seller”). The closing of the transactions contemplated by the Purchase Agreement, as amended, occurred on July 1, 2016 (the “Closing Date”).

On the Closing Date, pursuant to the Purchase Agreement, the Company acquired all the assets (the “Assets”) and assume certain liabilities (the “Assumed Liabilities”) related to Seller and its line of business. The Assets the Company purchased from Seller include:

  Equipment and other tangible assets;
  Domain names, websites and intellectual property;
  All rights to causes of action, lawsuits, judgments, claims and demands of any nature available to or being pursued by the Seller;
  Contracts to which Seller is bound;
  Current and future customer accounts, including accounts receivable;
  All investments, including the holdings that CleanSpark Holdings LLC has in CleanSpark LLC, CleanSpark Technologies LLC and Specialized Energy Solutions, Inc., and any investments those subsidiaries have as well; and
  Any other assets of any nature whatsoever that are related to or used in connection with the business of Seller and its goodwill.

On July 20, 2016, the parties to the Purchase Agreement entered into an amendment (the “Amendment”) that revised the assets to be acquired under the Purchase Agreement. Specifically, the parties decided on the following:

  Specialized Energy Solutions, Inc. would transfer and assign the ability to use its name and all of its Intellectual Property to Cleanspark II, LLC, and thereafter Specialized Energy Solutions, Inc. will not be included in the Assets acquired.
  Clean Spark Technologies, LLC agrees to transfer and assign all of its Intellectual Property to Cleanspark II, LLC, and thereafter Clean Spark Technologies, LLC will not be included in the Assets acquired.

The Amendment also included an option to acquire Specialized Energy Solutions, Inc. and Clean Spark Technologies, LLC, which the parties agreed upon as follows:

  Cleanspark II, LLC is hereby granted a 3-year exclusive option to purchase Specialized Energy Solutions, Inc. for 1,000 shares of Stratean Common Stock; and
  Cleanspark II, LLC is hereby granted a 3-year exclusive option to purchase Clean Spark Technologies, LLC for 1,000 shares of Stratean Common Stock.

On August 19, 2016, the parties to the Purchase Agreement entered into a second amendment that revised the Closing Date to July 1, 2016.

In exchange for the Assets, the Company assumed the Assumed Liabilities, consisting of certain accounts payable amounting to approximately $200,000 arising out of the Assets. The Company also issued to Seller six million (6,000,000) shares of common stock and two-year warrants to purchase four million five hundred thousand (4,500,000) shares of common stock at an exercise price of $1.50 per share.

Simultaneously with the Purchase Agreement, the Company entered into certain ancillary agreements (the “Ancillary Agreements”) with Seller, consisting of a bill of sale, intellectual property assignment and lock-up/leak-out agreement. The lock-up/leak-out agreement prevents Seller from selling the Company’s securities in the public market for a year.

The Purchase Agreement contains customary representations, warranties and covenants. In addition, the Company and Seller agreed to certain post-closing covenants, including the following:

  The board of directors of the Company shall have approval and oversight over a management developed budget to exploit the Assets and will work with the management of CleanSpark II, LLC, to which the Assets have been transferred. For a period of nine months from the Closing Date, the Company agrees to fund on a monthly basis all pre-approved budgetary needs for CleanSpark II, LLC to achieve its business objectives.

  The strategic management of Cleanspark II, LLC shall be determined by the board of directors of the Company. Management shall be appointed for Cleanspark II, LLC and they shall control the day-to-day operations of Cleanspark II, LLC, subject to the oversight of the Company and its board of directors. Employment agreements for appointed management of Cleanspark II, LLC will be negotiated prior to close but will hold an effective date post-closing. The parties shall jointly agree to a business plan for Cleanspark II, LLC within sixty (60) days of closing.

  Within thirty (30) days of the Closing Date, the Company agrees to appoint one (1) candidate chosen by Seller to the board of directors of the Company. The Company’s board of directors still maintains exclusive rights to accept the suggested appointment and in the case the suggested appointment is rejected by the board, Seller will have the right to present a new candidate until such time as the candidate is approved by the Company’s board of directors. The term of the appointment of Seller’s member of the board shall be in accordance with the Company’s bylaws.

  The Company will appoint an accounting firm of its choosing to maintain Seller’s financial records to ensure compliance with US GAAP. Within 71 days of closing, Seller shall provide the Company with an audit for the two latest fiscal year periods and reviewed financials for an interim period ending June 30, 2016 prepared by Seller’s independent auditor, satisfactory to the Company.
F-11

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

Company Overview

Stratean Inc. is in the business of acquiring, licensing and marketing patents and technology to create sustainable energy for its energy customers.

We recently entered into an asset purchase agreement and amendment thereto (the “Purchase Agreement”), and acquired substantially all of the assets of CleanSpark Holdings, LLC. As a result of the Purchase Agreement and the acquisition of the assets, we intend to take over the CleanSpark business as another opportunity in the energy sector, along with our existing Gasifier business. We believe that that synergies created from these businesses will strengthen our overall capacity to obtain financing, increase our customer base, open new distribution channels and increase our competitive strength in the energy market, all to the ultimate benefit of our shareholders.

Our Flex Power System Business

Integral to CleanSpark’s business is the Flex Power System (the “System”), which we acquired in the acquisition of the assets. The System provides secure, sustainable energy with significant cost savings for its energy customers. The System allows customers to efficiently manage renewable energy generation, storage and consumption. By having control over the facets of energy usage and storage, customers are able to reduce their dependency on utilities, thereby keeping energy costs relatively constant over time. The overall aim is to transform energy consumers into energy producers by supplying power that anticipates their routine instead of interrupting it.

Around the world, the aging grid is becoming unstable and unreliable due to increases in loads and lack of new large-scale generation facilities. This inherent instability is compounded by the push to integrate a growing number and variety of renewable but intermittent energy generators and advanced technologies into outdated electrical systems. Simultaneously, defense installations, industrial complexes, communities, and campuses across the world are turning to virtual power plants and microgrids as a means to decrease their reliance from the grid, utilize cleaner power, and enhance energy security and surety.

The convergence of these factors has created a “perfect storm” in the power supply optimization and energy management arena. Efficiently building and operating the macro- and microgrids of tomorrow, while maximizing the use of sustainable energy to produce affordable, stable, predictable, and reliable power on a large scale, is a significant opportunity that first-movers can leverage to capture a large share of this emerging global industry.

The System works with software that uses generation, consumption, and utility data to decide whether to use or store energy based on prioritized end-user benefits, including cost savings and critical loads. The flexible modular design gives users a turn-key solution that is capable of managing energy based on the needs of its user.

mPulse software suite

The Company is currently completing the development of version 2.0 of mPulse software suite. mPulse provides a full solution with a focus on Scheduling, Automation, Load forecasting and Resource forecasting and allows the user to view site-specific information relevant to each type of system and user. The Company anticipates the financing needed to complete the development of the software will be approximately $30,000 and will be completed during the quarter ending September 30, 2016.

MicroGrid Development Projects

The Company was awarded a design and engineering contract to develop a Microgrid for a secure facility on Camp Pendleton for the United States Marine Corps. The microgrid solution, arranged in the FractalGrid pattern, will be combined as part of a 10MW power system with plans to expand to true sustainable net-zero in the near future.

The Company has begun the first stage which is composed of a $75,000 engineering and design contract. The Contract also allows for the option to engage the Company for a $60,000 optimization and control logic development and a $2,362,472 Construction, integration and commissioning. The Company expects the developer to exercise these options. The Company anticipates the requirement of $500,000 to $750,000 in additional funding to complete this project. As of the date of this filing the Company has completed billings of $40,000 in relation to the Engineering and design contract.

This project is an example of the far reaching capabilities of the CleanSPark System and the variety of applications that are available as plug and play solutions. The Company is pursuing additional MicroGrid projects and anticipates the need for additional financing of $750,000 over the next nine months to execute on these proposals.

Our Gasifier Business

Integral to our existing business is the Gasifier. Recently, the U.S. Patent and Trademark Office issued us Patent No. 9,359,567, protecting our gasification technology and process for using feedstock comprising gaseous fuel. Our technology converts any organic material into SynGas. SynGas can be used as clean, renewable, environmentally friendly, warming fuel for power plants, motor vehicles, and as feedstock for the generation of DME (Di-Methyl Ether). DME is the premier energy carrier and offers a range of important benefits:

  Simple and low cost of production
  An environmentally-benign propellant and coolant
  Clean-burning and high energy efficiency
  Lower transportation and distribution costs
  Easily converted into other fuels and chemicals

The Stratean Gasifier converts the following materials into clean, reusable, renewable, and affordable energy:

  Municipal Solid Waste (MSW)
  Municipal sewage sludge
  Food and cooking waste
  Petroleum sludge and oily wastes
  Animal manures
  Cellulosic and non-cellulosic biomass
  Energy crops
  Scrap tires
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

We have begun pursuing opportunities to utilize the assets and intellectual properties purchased. We aim to further develop these technologies in order to pursue licensing, manufacturing and direct sales agreements for our Gasifier technology.

The technologies and prototype will begin undergoing clinical lab testing to further establish its capability of producing large volumes of clean, renewable energy from any carbon compound (Municipal Solid Waste (MSW), Coal, Sewage Sludge) into clean Synthesis Gas. Our Gasifier is still under development and a commercially viable Gasifier is not expected to be sellable until the first quarter of 2017. In December of 2014, we executed an agreement with Combustion Resources, LLC to independently test our production model prototype. Combustion was engaged to independently test the Gasifer's performance and certify the results of its performance. We believe the results of these independent tests will provide the results needed to prove its commercial viability, at which time we would begin to actively market our Gasifer units. We anticipate Combustion’s final project report will be completed during the quarter ending December 31, 2016.

As of the date of this filing, Combustion Resources has completed the first five stages of testing. Upon completion of the fifth stage an initial project report was published outlining the results and suggested improvements. The Company is preparing the suggested improvements and anticipates that the cost of these improvements will be between $50,000 and $75,000. For completing stage five of testing, we are also required to pay Combustion Resources $50,000 upon a request for payment or an invoice for the second payment; the Company intends to remit payment upon presentation of this such notice.

We have not engaged in any significant negotiations to sell our Gasifier products to any major customers. Once completed, we intend to distribute our products through advertisements and sales calls on potential customers with demonstrations of how the products work. We anticipate the need for a project financing partner, which we have not yet identified to support manufacturing and at least $250,000 in financing to support the required sales activities. The failure to acquire customers to generate revenues will negatively affect our financial performance and anticipate the need for at least $750,000 in financing over the next twelve months to execute on our business plans.

Results of operations for the three months ended June 30, 2016 and 2015

Revenues

We did not earn any revenues during the three months ending June 30, 2016 and 2015, respectively. We anticipate earning revenues through technology acquisitions beginning in July of 2016. However, because we only just acquired CleanSpark and given the contractual contingencies with CleanSpark’s customers and its early stage of operation, we are unable to estimate with any degree of certainty the amount of future revenues, if any, from existing contracts. Also, we do not anticipate earning significant revenues from our Gasifier business until such time that we have fully developed our technology and are able to market our products.

Operating Expenses

The Company had operating expenses of $133,503 for the three months ended June 30, 2016, as compared with $54,776 for the three months ended June 30, 2015.

Professional fees decreased to $54,403 for the three months ended June 30, 2016 from $45,713 for the same period ended June 30, 2015. Our professional fees expenses for the three months ended June 30, 2016 consisted mainly of stock based compensation to members of our board of advisors of $3,500, legal, accounting and investor relations fees of $28,404 and consulting fees of $22,500 paid to an officer of the Company.

Research and development fees increased to $50,000 for the three months ended June 30, 2016 from $74 for the same period ended June 30, 2015. Our research and development expenses for the three months ended June 30, 2016 consisted mainly of expenses incurred to during the independent testing of our Gasifier.

General and administrative fees increased to $15,674 for the three months ended June 30, 2016 from $8,258 for the same period ended June 30, 2015. Our general and administrative expenses for the three months ended June 30, 2016 and 2015 consisted mainly of rent expenses of $2,550, travel expenses of $6,596 and $6,528 in other general expenses incurred for ongoing operations.

Depreciation and amortization expense increased to $13,426 for the three months ended June 30, 2016 from $731 for the same period ended June 30, 2015.

Other Expenses

We had other expenses of $nil for the three months ended June 30, 2016, compared with other expenses of $nil for the three months ended June 30, 2015.

Other Income

We had other income of $nil for the three months ended June 30, 2016, compared with other income of $nil for the three months ended June 30, 2015.

Net Loss

We recorded a net loss of $133,503 for the three months ended June 30, 2016, as compared with a net loss of $54,776 for the three months ended June 30, 2015.

Results of operations for the nine months ended June 30, 2016 and 2015

Revenues

We did not earn any revenues during the nine months ending June 30, 2016 and 2015, respectively. Our current expectation of revenues is set forth above.

Operating Expenses

The Company had operating expenses of $396,590 for the nine months ended June 30, 2016, as compared with $3,429,887 for the nine months ended June 30, 2015.

Professional fees decreased to $268,560 for the nine months ended June 30, 2016 from $3,336,369 for the same period ended June 30, 2015. Our professional fees expenses for the nine months ended June 30, 2016 consisted mainly of stock based compensation to members of our board of advisors of $146,742, legal, accounting and investor relations fees of $54,318 and consulting fees of $67,500 paid to an officer of the Company.

Research and development fees decreased to $51,826 for the nine months ended June 30, 2016 from $52,288 for the same period ended June 30, 2015. Our research and development expenses for the nine months ended June 30, 2016 consisted mainly of expenses incurred to during the independent testing of our Gasifier.

General and administrative fees decreased to $42,293 for the nine months ended June 30, 2016 from $39,170 for the same period ended June 30, 2015. Our general and administrative expenses for the nine months ended June 30, 2016 and 2015 consisted mainly of rent expenses of $9,830, filing fees of $8,200, travel expenses of $7,814 and $21, 925 in general expenses incurred for ongoing operations.

Depreciation and amortization expense increased to $33,911 for the nine months ended June 30, 2016 from $2,060 for the same period ended June 30, 2015.

Other Expenses

We had other expenses of $nil for the nine months ended June 30, 2016, compared with other expenses of $5,144 for the nine months ended June 30, 2015. Our other expenses for the nine months ended June 30, 2015 consisted of amortization of imputed interest on officer loans and amortization of debt discount.

Other Income

We had other income of $721 for the nine months ended June 30, 2016, compared with other income of $nil for the nine months ended June 30, 2015. The income of $721 for the nine months ended June 30, 2016 was a result of the sale of office equipment upon relocation of the corporate offices.

Net Loss

We recorded a net loss of $395,869 for the nine months ended June 30, 2016, as compared with a net loss of $3,435,031 for the nine months ended June 30, 2015.

Liquidity and Capital Resources

As of June 30, 2016, we had total current assets of $93,766, consisting of cash and prepaid expenses, and total assets in the amount of $781,025. Our total current liabilities as of June 30, 2016 were $61,662. We had working capital of $32,104 as of June 30, 2016.

Operating activities used $206,335 in cash for the nine months ended June 30, 2016. Our net loss of $395,869 was the main component of our negative operating cash flow, offset mainly by stock based consulting of $149,126 and depreciation and amortization of $33,267.

Cash flows used by investing activities during the nine months ended June 30, 2016 was $15,344 as a result of the purchase of fixed and intangible assets.

Cash flows provided by financing activities during the nine months ended June 30, 2016 amounted to $215,000 and consisted of $215,000 in proceeds from our private offering of common stock and warrants.

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

Off Balance Sheet Arrangements

As of June 30, 2016, there were no off balance sheet arrangements.

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

Cash and cash equivalents – For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. There was $81,854 and $88,533 in cash and cash equivalents as of June 30, 2016 and September 30, 2015, respectively.

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

Revenue recognition – The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” and No. 104, “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured. For the periods ended June 30, 2016 and 2015 the Company reported revenues of $nil and $nil, respectively.

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

Stock-based compensation – The Company follows the guidelines in FASB Codification Topic ASC 718-10 “Compensation-Stock Compensation”, which provides investors and other users of financial statements with more complete and neutral financial information, by requiring that the compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. ASC 718-10 covers a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. As of June 30, 2016, the Company has not implemented an employee stock based compensation plan.

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

Item 4.     Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2016. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2016, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of June 30, 2016, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending December 31, 2016: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2016 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A. Risk Factors

See risk factors included in our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2016 for 2015. See also risk factors included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 19, 2014.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

There was no issuances of securities without registration under the Securities Act of 1933 during the reporting period which were not previously included in an Annual Report on Form 10-K, Quarterly Report on Form 10-Q or Current Report on Form 8-K.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 22, 2016

By: /s/ S. Matthew Schultz S. Matthew Schultz Title: Chief Executive Officer

Date:	August 22, 2016

By: /s/Zachary K. Bradford Zachary K Bradford Title: Chief Financial Officer

