Form 10-K
period 2016-09-30
CLEANSPARK, INC.
filed 2016-12-30
CIK 827876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2016

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________

Commission file number: 000-53498

CleanSpark, Inc.
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

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $27,918,597

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 30,752,119 shares as of December 27, 2016

1

PART I

Item 1. Business

Our Business

We are in the business of acquiring, licensing and marketing patents and technology to create sustainable energy for our energy customers. Our mission is to lead a revolution in transforming global energy into a clean, affordable, and sustainable infrastructure that promotes socio-economic upliftment.

We recently entered into an asset purchase agreement and amendment thereto (the “Purchase Agreement”), and acquired substantially all of the assets of CleanSpark Holdings, LLC. As a result of the Purchase Agreement and the acquisition of the assets, we have taken over the CleanSpark business as another opportunity in the energy sector, along with our existing Gasifier business. We believe that that synergies created from these businesses will strengthen our overall capacity to obtain financing, increase our customer base, open new distribution channels and increase our competitive strength in the energy market, all to the ultimate benefit of our shareholders.

Our Flex Power System Business

Integral to CleanSpark’s business is the Flex Power System (the “System”), which we acquired in the acquisition of the assets. The System provides secure, sustainable energy with significant cost savings for its energy customers. The System allows customers to efficiently manage renewable energy generation, other distributed energy generation technologies including waste to energy, energy storage systems, and consumption. By having autonomous control over the facets of energy usage and energy storage, customers are able to reduce their dependency on utilities, thereby keeping energy costs relatively constant over time. The overall aim is to transform energy consumers into energy producers by supplying power that anticipates their routine instead of interrupting it.

Around the world, the aging grid is becoming unstable and unreliable due to increases in loads and lack of new large-scale generation facilities. This inherent instability is compounded by the push to integrate a growing number and variety of renewable but intermittent energy generators and advanced technologies into outdated electrical systems. Simultaneously, defense installations, industrial complexes, communities, and campuses across the world are turning to virtual power plants, distributed energy resources (DERs), energy storage systems (ESSs), and microgrids as a means to decrease their reliance from the grid, utilize cleaner power, and enhance energy security and surety.

The convergence of these factors has created a “perfect storm” in the power supply optimization and energy management arena. Efficiently building and operating DERs, ESSs, the macrogrid, and microgrids of tomorrow, while maximizing the use of sustainable energy to produce affordable, stable, predictable, and reliable power on a large scale, is a significant opportunity that first-movers can leverage to capture a large share of this emerging global industry.

A microgrid is comprised if any number of generation, energy storage, and smart distribution assets that serve a single or multiple loads, both connected to the grid and “islanded.” In the past, microgrids have consisted or off-grid generators organized with controls to provide power where utility lines cannot run. Today, modern microgrids integrate renewable energy generation systems (REGS), DERs, with advanced ESSs and interoperate with the local utility grid. Advanced autonomous cyber-secure microgrids controls relay information between intelligent hardware and localized hybrid-cloud infrastructure to make decisions in real-time that deliver optimum power where it is needed, when it is needed.

Our System is an integrated Distributed Energy Resource Management System (DERMS) including microgrid control functionality that seamlessly integrates all forms of energy generation with DERS, ESS, and control of facility loads to provide energy security for the entire system, or a subset of critical circuits, in real time free of cyber threats. Able to interoperate with the local utility grid, the System brings users the ability to choose when to buy or sell power to and from the grid and participate in the developing wholesale ancillary services markets, enabling what we believe is the most cost effective power solution that exists on the current market.

Our System is ideal for commercial, industrial, mining, defense, campus and community users and ranges in size from 4KW to 10MW and beyond and can deliver power at or below the current cost of utility power over the lifetime of the System.

Our services consist of intelligent solar monitoring solutions, microgid design and engineering, project development consulting services, System installation and consulting, and turn-key microgrid implementation services. The work is performed under fixed price bid contracts, negotiated price contracts, fully financed power purchase agreements, or energy services agreements such as Microgrid as a Service (MaaS).

mPulse Software Suite

Our System utilizes our mPulse Energy Operating Platform software suite, which is broken down into three core components: “Receptor” monitoring solution, “FractalNode” Microgrid Controller, and “Cortex” Microgrid Operations Center.  The Receptor line of monitoring solutions allows users to monitor energy supply and demand with nearly no additional hardware. The FractalNode Controller allows users to employ control and energy management capabilities utilizing CleanSpark’s FractalGrid systems architecture for Distributed Energy Resources (DERs) optimization and microgrid functionality. Cortex Microgrid Operation Centers simplify portfolio customer’s fleet management and allow users to access aggregated data of multiple systems while offering drill down capability and streamlining Operations and Maintenance (O&M) functions.

We recently hired a software systems engineer company to assist us with an upgrade of our existing software system.  We will also be hiring an internal team of software developers in January of 2017.  Our existing system (Version 1.0) works well, but integrates a number of coding languages and requires some custom engineering for each client implementation. Our upgraded software (Version 2.0) is expected to provide a more streamlined, maintainable, self-configuring, and scalable solution for our clients and allow us to more quickly and profitability implement our solution across multiple and rapidly increasing customer sites. We are developing a solution that can be implemented with either basic or advanced features to meet the needs of our customers and will be launching the features across our platform upon completion.  We expect the Version 2 improvements upon Version 1 software features to be completed as outlined below:

Phase 1: Version 2 Smart Solar Monitoring Solution – January 2017

Phase 2:  Version 2 Solar + Storage Solution – March 2017

Phase 3: Version 2 Full Microgrid platform – April 2017

Phase 4: Version 2 Utility Dispatchable Microgrid platform – May 2017

MicroGrid Development Projects

The California Energy Commission (CEC) awarded a grant to Harper Construction Company, Inc. in July 2013 to support a microgrid technology demonstration project. CleanSpark was subcontracted to provided design, development, integration, and installation services for the FractalGrid at the School of Infantry in the 52 Area of Marine Corps Base Camp Pendleton. The Project was subsequently transferred to CleanSpark for consideration and an agreement to indemnify Harper Construction for all future responsibilities of maintenance, operations and warranty.

The project included integration of our Version 1.0 proprietary software and controls platform with a variety of energy storage technologies. The system utilizes solar energy generated by pre-existing existing fixed-tilt solar photovoltaic panels and fifteen dual axis tracking concentrated photovoltaic units. Our distributed controls combine the generation with energy storage technologies to create four separate microgrids that self-align together to create a larger microgrid that ties directly into the larger utility grid at the 12kV level, allowing the base to consume energy from the most reliable, affordable source at any given time. The system provides a 100% renewable and sustainable solution to energy security.

In the event of an outage or other energy surety threat, the software can autonomously separate the microgrids from the utility and the controls operate them independently in “island” mode, without interrupting service to critical circuits. Once energy from the grid is stabilized, our platform reconnects the microgrid to the utility. Each individual fractal microgrid can work independently or in concert as the larger 1.1MW FractalGrid, sharing data and energy throughout the group to improve efficiency, protect critical circuits, manage supply and demand, and allow for maintenance or repairs, as needed. The entire installation provides the Marine Corps and Department of the Navy with reliable energy security with built in cyber defense.

Since the CEC Grant described above, we have begun the first and second stages of a follow-on implementation at the Marine Corps Base Camp Pendleton which is composed of a $75,000 engineering and design contract. The contract has been expanded through exercise of a contract option to engage us for a $60,000 optimization and control logic development that may result in an additional contract option for $2,362,472 for construction, integration and commissioning of the designed and optimized System configuration. We expect the prime contractor to exercise these options. We anticipate the requirement of $500,000 to $750,000 in project financing, line of credit or similar funding to complete this project. As of the date of this filing we have completed billings of $75,000 in relation to the engineering and design contract and $36,593 related to the optimization and control logic development contract.

This project is an example of the far reaching capabilities of our System and the variety of applications that are available as plug and play solutions. We are pursuing additional microgrid projects and anticipate the need for additional short-term project line of credit or other similar financing of up to $750,000 over the next twelve months to effectively execute on these proposals.

Our Gasifier Business

Integral to our existing business is the Gasifier. We own Patent Nos. 9,359,567, 8,518,133 8,105,401 and 8,347,829 protecting our gasification technology and process for using feedstock comprising gaseous fuel. Our technology converts any organic material into SynGas. SynGas can be used as clean, renewable, environmentally friendly, warming fuel for power plants, motor vehicles, and as feedstock for the generation of DME (Di-Methyl Ether). DME is the premier energy carrier and offers a range of important benefits:

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

We believe that our process will turn the world’s waste problem into an abundant, renewable resource of energy. Our production can be adapted to the specific energy requirements of a given area. Communities are expected to benefit from the countless options created including inexpensive green electric power for homes, clean-burning fuel for garbage trucks, street maintenance equipment, or for resale to other municipalities. Because of the modular nature of the components intrinsic to the process, the plant could provide one energy source, then be converted to provide a different energy product. Our facility could produce additional electric power during the peak demand part of the day and produce fuels during the rest of the day.

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

The technologies and prototype will begin undergoing clinical lab testing to further establish its capability of producing large volumes of clean, renewable energy from any carbon compound (Municipal Solid Waste (MSW) , Coal, Sewage Sludge) into clean Synthesis Gas. Our Gasifier is still under development and a commercially viable Gasifier is not expected to be sellable until the fourth quarter of 2017. In December of 2014, we executed an agreement with Combustion Resources, LLC to independently test our production model prototype. Combustion was engaged to independently test the Gasifer's performance and certify the results of its performance. Combustion Resources completed the initial stages of testing. Upon completion of the testing an initial project report was published outlining the results and suggested improvements. We are preparing the suggested improvements and anticipate that the cost of these improvements will be between $50,000 and $75,000. Upon completion of the improvement we will conduct an extended test run with an independent third party. We believe the results of these independent tests will provide the results needed to prove its commercial viability, at which time we would begin to actively market our Gasifier units.

We have not engaged in any significant negotiations to sell our Gasifier products to any major customers. Once completed, we intend to distribute our products through advertisements and sales calls on potential customers with demonstrations of how the products work. We anticipate the need for a project financing partner, which we have not yet identified to support manufacturing and at least $250,000 in financing to support the required sales activities. The failure to acquire customers to generate revenues will negatively affect our financial performance and anticipate the need for at least $500,000 in financing over the next twelve months to execute on our business plans.

Competition

We face significant competition in the alternative energy and microgrid markets. Some of our competitors have substantially larger financial and other resources. Factors that affect our ability to further test a commercially viable Gasifier and upgrade our System include available funds, available information and our standards established for projected return on investment.

Our Flex Power System is set up to compete against larger companies. The Flex Power System is an integrated DERMS and microgrid control platform that seamlessly integrates energy generation with energy storage devices and controls facility loads to provide energy security in real time. The system is able to interoperate with the local utility grid and allows users the ability to obtain the most cost effective power for a facility. The System is technology agnostic and can incorporate into multiple vendors and manufacturers products and legacy systems. The Flex Power System is ideal for commercial, industrial, mining, defense, campus and community users ranging from 4 kw to 10 MW and beyond and can deliver power at or below the current cost of utility power. All of these attributes contribute to our ability to compete with the larger, more established competitors that typically rely on their own manufactured products and hardware solutions to enable proprietary controls that provide similar functionality. By requiring replacement of existing hardware with compatible hardware, and being limited to single-vendor solutions, system deployment costs of single-vendor solutions with limited ability for legacy asset integration typically result in higher costs when compared to the Flex Power System.

DERMS with Microgrid control technologies are new to the market and can be deployed in various formats. Seven technologies that are predominantly used in commercial applications and/or have been extensively studied are:

•  Locus (Power monitoring)

•  GridBridge (Power monitoring)

•  Siemens (Intelligence and Automation)

•  Schnider Electric (Intelligence and automation)

•  ABB (Intelligence and Automation)

•  General Electric (Intelligence and Automation)

•  Hitachi (Intelligence and Automation)

•  Spirae (Intelligence and automation and Project Proposal Tool)

•  Energy Toolbase (Project Design Tool)

•  Homer (Project Design Tool)

•  Growing Labs Inc. (Project Design Tool and Intelligence/Automation)

These current technologies of our competitors have a number of inherent potential shortfalls:

•  Operational sensitivity to specific hardware solutions potentially increasing the cost of implementations.

•  Non-automated systems require constant monitoring increasing operating costs.

The principal advantages of our System are:

•  Technology agnostic approach allows customers to leverage aged legacy systems reducing implementation costs.

•  The automated process is user friendly and does not require highly qualified engineers to operate.

•  We believe our project optimization tool is more accurate than alternative options on the market due to inclusion of current costing, confirmed and validated operational performance data of ESSs instead of specified performance, state/federa/local incentives, and comparative rate structure engine.

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

The principal advantages of our Gasifier are:

•  Modular concept allows for parallel processing so a facility could be easily expanded or reduced without risk or changing the basic structure by simply adding or removing module units; it also allows for multiple end product processing, producing electricity, ethanol, and fuels simultaneously, and for universal parts, which reduces maintenance costs.

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

Intellectual Property

In relation to our Gasifier business, we own the following patents: Patent No. 9,359,567 ‘Gasification Method Using Feedstock Comprising Gaseous Fuels’; Patent No. 8,518,133 ‘Parallel Path, Downdraft Gasifier Apparatus and Method’; and Patent No. 8,105,401 ‘Parallel Path, Downdraft Gasifier Apparatus and Method.’

On April 26, 2016, we entered into Stock Purchase Agreement with James Harper to acquire an additional patent as represented in an Assignment of even date. Specifically, the Agreement granted us the United States Patent No. 8,347,829 issued January 8, 2013 by the United States Patent and Trademark Office. The Assignment transfers the patent and all rights associated therewith to us. Through this Assignment, the Company is now the sole owner of the patent, which is an invention entitled Electrolytic Reactor and Related Methods for Supplementing the Air Intake of an Internal Combustion Engine. The Company anticipates integrating this technology, in whole or in part, into its downdraft gasification system, enabling the capture and conversion of process byproducts into incremental energy.

In relation to our microgrid business, we intend to file for patent protection on our System. We recently hired a software engineering company to assist with improvements and upgrades to our technology and we will also be hiring an internal team of software developers in January 2017. The ability of our staff and outside consultants to improve the system will likely affect our ability to apply for patent protection. There is no assurance that we will be able to obtain a patent on our System.

Government Regulation

We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. It is anticipated that, absent the occurrence of an extraordinary event, compliance with existing federal, state and local laws, rules and regulations concerning the protection of the environment and human health will not have a material effect upon us, our capital expenditures, or earnings. We cannot predict what effect additional regulation or legislation, enforcement policies thereunder and claims for damages for injuries to property, employees, other persons and the environment resulting from our operations. Our operations are subject to environmental regulation by state and federal authorities including the Environmental Protection Agency (“EPA”). This regulation has not increased the cost of planning, designing and operating to date. Although we believe that compliance with environmental regulations will not have a material adverse effect on our operations or results of these operations, there can be no assurance that significant costs and liabilities, including criminal penalties, will not be incurred. Moreover, it is possible that other developments, including stricter environmental laws and regulations, and claims for damages for injuries to property or persons resulting from our activities could result in substantial costs and liabilities.

In the conduct of our activities our operations will be subject to the requirements of the federal Occupational Safety and Health Act (“OSHA”) and comparable state statutes. The OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of the federal Superfund Amendment and Reauthorization Act and similar state statutes require us to organize information about hazardous materials used, released or produced in its operations. Certain of this information must be provided to employees, state and local governmental authorities and local citizens. We are also subject to the requirements and reporting set forth in OSHA workplace standards.

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

Employees, Consultants and Contractors

We currently have no employees, but instead contract the services of consultants in the various areas of expertise as required. The way in which our business currently operates is as follows:

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

Our COO, Bryan Huber, is responsible for implementing and overseeing our general operations and research and development activities. In addition, he is responsible for determining the feasibility and marketability of our technology and future technologies that we may acquire.

The amount of time devoted to us currently by officers is due to the limited operations and resources we have. However, we feel the time devoted to operations is enough to cover our current operational requirements.

Item 1A. Risk Factors

We are subject to various risks that may materially harm our business, prospects, financial condition and results of operations. An investment in our common stock is speculative and involves a high degree of risk. In evaluating an investment in shares of our common stock, you should carefully consider the risks described below, together with the other information included in this report.

The risks described below are not the only risks we face. If any of the events described in the following risk factors actually occurs, or if additional risks and uncertainties later materialize, that are not presently known to us or that we currently deem immaterial, then our business, prospects, results of operations and financial condition could be materially adversely affected. In that event, the trading price of our common stock could decline, and you may lose all or part of your investment in our shares. The risks discussed below include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements.

Risks Related to Our Business

We lack an established operating history and have incurred losses in prior periods, expect to incur losses in the future and we can give no assurance that our operations will result in profits.

We have a limited operating history that makes it difficult to evaluate our business. Historical sales pertaining to our System have been in low volume, and we cannot say with certainty when we will begin to achieve profitability. We have not sold any of our Gasifiers.

Since inception, we have sustained $6,434,840 in net losses and we had a net loss for the year ended September 30, 2016 of $2,540,562. We expect to have operating losses at least until such time as we have developed a substantial and stable revenue base. We cannot assure you that we can develop a substantial and stable revenue base or achieve or sustain profitability on a quarterly or annual basis in the future.

If we do not obtain such financing, we may have to scale back or cease our activities, which will significantly harm our chances of success.

Because we have generated only a small amount of revenue and currently operate at a significant loss, we are completely dependent on the continued availability of financing in order to continue our business. There can be no assurance that financing sufficient to enable us to continue our operations will be available to us in the future. Moreover, even if we are able to obtain financing, it could be on terms that causes our company’s stock price to suffer or further dilutes shareholder interests in our company. Most of our financing in 2016 was from the issuance of our common stock. Our failure to obtain future financing, financing on terms that are acceptable to us, or to produce levels of revenue to meet our financial needs could result in our inability to continue as a going concern and, as a result, our investors could lose their entire investment. In order to maximize our potential for success, we required a total of $3,000,000 to $4,000,000 in additional financing. As explained in this annual report, this money is needed for our software upgrades to our System, testing and refinement of our Gasifier, marketing and sales of both sides of our business operations and for working capital. An additional $2,500,000 would be needed approximately 12 months thereafter, to expand further commercialization of our products and services.

Our future success is difficult to predict because we operate in emerging and evolving markets, and the industries in which we compete are subject to volatile and unpredictable cycles.

The renewable energy, DERMS, microgrid and related industries are emerging and evolving markets which may make it difficult to evaluate our future prospects and which may lead to period to period variability in our operating results. Our products and services are based on unique technology which we believe offers significant advantages to our customers, but the markets we serve are in a relatively early stage of development and it is uncertain how rapidly they will develop. It is also uncertain whether our products will achieve high levels of demand and acceptance as these markets grow. If companies in the industries we serve do not perceive or value the benefits of our technologies and products, or if they are unwilling to adopt our products as alternatives to traditional power solutions, the market for our products and services may not develop or may develop more slowly than we expect, which could significantly and adversely impact our operating results.

As a supplier to the renewable energy, DERMS, microgrid and related industries, we may be subject to business cycles. The timing, length, and volatility of these business cycles may be difficult to predict. These industries may be cyclical due to sudden changes in customers’ manufacturing capacity requirements and spending, which depend in part on capacity utilization, demand for customers’ products, inventory levels relative to demand, and access to affordable capital. These changes may affect the timing and amounts of customers’ purchases and investments in technology, and affect our orders, net sales, operating expenses, and net income. In addition, we may not be able to respond adequately or quickly to the declines in demand by reducing our costs.

To meet rapidly changing demand in each of the industries we serve, we must effectively manage our resources and production capacity. During periods of decreasing demand for our products, we must be able to appropriately align our cost structure with prevailing market conditions, effectively manage our supply chain, and motivate and retain key employees. During periods of increasing demand, we must have sufficient inventory to fulfill customer orders, effectively manage our supply chain, and attract, retain, and motivate a sufficient number of qualified individuals. If we are not able to timely and appropriately adapt to changes in our business environment or to accurately assess where we are positioned within a business cycle, our business, financial condition, or results of operations may be materially and adversely affected.

The industries in which we compete are highly competitive and we may be unable to successfully compete to survive.

We compete in the market for renewable energy products, DERMS, and microgrid technology and associated services that is intensely competitive. Evolving industry standards, rapid price changes and product obsolescence also impact the market. Our competitors include many domestic and foreign companies, most of which have substantially greater financial, marketing, personnel and other resources than we do. Our current competitors or new market entrants could introduce new or enhanced technologies, products or services with features that render our technologies, products or services obsolete, less competitive or less marketable. Our success will be dependent upon our ability to develop products that are superior to existing products and products introduced in the future, and which are cost effective. In addition, we may be required to continually enhance any products that are developed as well as introduce new products that keep pace with technological change and address the increasingly sophisticated needs of the marketplace. Even if our current technologies prove to be commercially feasible, there is extensive research and development being conducted on alternative energy sources that may render our technologies and protocols obsolete or otherwise non-competitive.

There can be no assurance that we will be able to keep pace with the technological demands of the marketplace or successfully develop products that will succeed in the marketplace. As a small company, we will be at a competitive disadvantage to most of our competitors, which include larger, established companies that have substantially greater financial, technical, manufacturing, marketing, distribution and other resources than us. There can be no assurance that we will have the capital resources available to undertake the research that may be necessary to upgrade our equipment or develop new devices to meet the efficiencies of changing technologies. Our inability to adapt to technological change could have a materially adverse effect on our results of operations.

To date we have had only three customers for our System and none for our Gasifiers so we cannot assure you that our customer base will increase.

We had revenue from one customer, Bethel-Webcor JV-1, which accounted for 100% of net revenue for the year ended September 30, 2016. We have recently acquired two additional customers for our System. As we sell our products and services to just one customer at this time, we cannot assure you that our customer base will expand or that any decline in net revenue attributable to customer losses will be replaced in a timely manner. If we fail to commercialize our products and services and increase our customer base, our business will fail.

Product development is an inherently uncertain process, and we may encounter unanticipated development challenges and may not be able to meet our product development and commercialization milestones.

Product development and testing may be subject to unanticipated and significant delays, expenses and technical or other problems. We cannot guarantee that we will successfully achieve our milestones within our planned timeframe or ever. We develop prototypes of planned products prior to the full commercialization of these products. We cannot predict whether prototypes of future products will achieve results consistent with our expectations. A prototype could cost significantly more than expected or the prototype design and construction process could uncover problems that are not consistent with our expectations. Prototypes of emerging products are a material part of our business plan, and if they are not proven to be successful, our business and prospects could be harmed.

More generally, the commercialization of our products may also be adversely affected by many factors not within our control, including:

•  the willingness of market participants to try a new product and the perceptions of these market participants of the safety, reliability, functionality and cost effectiveness of our products;

•  the emergence of newer, possibly more effective technologies;

•  the future cost and availability of the raw materials and components needed to manufacture and use our products; and

•  the adoption of new regulatory or industry standards that may adversely affect the use or cost of our products.

Accordingly, we cannot predict that our products will be accepted on a scale sufficient to support development of mass markets for them.

We rely on patents and proprietary rights to protect our technology, and enforcing those rights could disrupt our business operation and divert precious resources that could ultimately harm our future prospects.

We rely on a combination of trade secrets, confidentiality agreements and procedures and patents to protect our proprietary technologies. We own patent numbers 8,518,133 and 8,105,401 ‘Parallel Path, Downdraft Gasifier Apparatus and Method'’ and patent number 9,359,567 ‘Gasification Method Using Feedstock Comprising Gaseous Fuel’– which covers our Gasifier technology. We also own patent number 8,342,829 entitled ‘Electrolytic Reactor and Related Methods for Supplementing the Air Intake of an Internal Combustion Engine.’

The claims contained in any patent may not provide adequate protection for our products and technology. In the absence of patent protection, we may be vulnerable to competitors who attempt to copy our products or gain access to our trade secrets and know-how. In addition, the laws of foreign countries may not protect our proprietary rights to this technology to the same extent as the laws of the U.S.

If a dispute arises concerning our technology, we could become involved in litigation that might involve substantial cost. Litigation could divert substantial management attention away from our operations and into efforts to enforce our patents, protect our trade secrets or know-how or determine the scope of the proprietary rights of others. If a proceeding resulted in adverse findings, we could be subject to significant liabilities to third parties. We might also be required to seek licenses from third parties to manufacture or sell our products. Our ability to manufacture and sell our products may also be adversely affected by other unforeseen factors relating to the proceeding or its outcome.

We are currently involved in a matter that may divert attention away from our business operations and which may subject us to expend significant resources that could be better utilized in developing our own business and technologies. Prior to acquiring CleanSpark, LLC, several employees whom are no longer with the company have started a competing firm. We have been in discussions with this group about the nature of their activities and the intellectual property they are currently developing in their business. We believe there may be potential claims against this firm. If we pursue these claims, we may be involved in litigation of the type described above with uncertain potential outcomes.

As we continue to grow and to develop our intellectual property, we could attract threats from patent monetization firms or competitors alleging infringement of intellectual property rights.

Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. If we do not prevail in this type of litigation, we may be required to: pay monetary damages; stop commercial activities relating to our product; obtain one or more licenses in order to secure the rights to continue manufacturing or marketing certain products; or attempt to compete in the market with substantially similar products. Uncertainties resulting from the initiation and continuation of any litigation could limit our ability to continue some of our operations.

A material part of our success will depend on our ability to manage our suppliers and contract manufacturers. Our failure to manage our suppliers and contract manufacturers could materially and adversely affect our results of operations and relations with our customers.

We rely upon suppliers to provide the components necessary to build our products and on contract manufacturers to procure components and assemble our products. There can be no assurance that key suppliers and contract manufacturers will provide components or products in a timely and cost efficient manner or otherwise meet our needs and expectations. Our ability to manage such relationships and timely replace suppliers and contract manufacturers, if necessary, is critical to our success. Our failure to timely replace our contract manufacturers and suppliers, should that become necessary, could materially and adversely affect our results of operations and relations with our customers.

If we are the subject of future product defect or liability suits, our business will likely fail.

In the course of our planned operations, we may become subject to legal actions based on a claim that our products are defective in workmanship or have caused personal or other injuries. We currently maintain limited liability insurance and such coverage may not be adequate to cover all potential claims. Moreover, even if we are able to maintain sufficient insurance coverage in the future, any successful claim could significantly harm our business, financial condition and results of operations.

We may be exposed to lawsuits and other claims if our products malfunction, which could increase our expenses, harm our reputation and prevent us from growing our business.

Any liability for damages resulting from malfunctions of our products could be substantial, increase our expenses and prevent us from growing or continuing our business. Potential customers may rely on our products for critical needs and a malfunction of our products could result in warranty claims or other product liability. In addition, a well-publicized actual or perceived problem could adversely affect the market’s perception of our products. This could result in a decline in demand for our products, which would reduce revenue and harm our business. Further, since our products are used in systems that are made by other manufacturers, we may be subject to product liability claims even if our products do not malfunction.

Any failure by management to properly manage growth could have a material adverse effect on our business, operating results and financial condition.

If our business develops as expected, we anticipate that we will grow rapidly in the near future. Our failure to properly manage our expected rapid growth could have a material adverse effect on our ability to retain key personnel. Our expansion could also place significant demands on our management, operations, systems, accounting, internal controls and financial resources. If we experience difficulties in any of these areas, we may not be able to expand our business successfully or effectively manage our growth. Any failure by management to manage growth and to respond to changes in our business could have a material adverse effect on our business, financial condition and results of operations.

The lack of management experience in the renewable energy and microgrid industries could adversely affect our company.

Some members of management and the board of directors may not have prior experience in the energy industry. Some members do, however, have extensive work experience in the reclamation, environmental industries, energy industries, financial/accounting industries, and business management. The lack of experience in the alternative energy industry may impair our managements’ and directors’ ability to evaluate and make decisions involving our current operations and any future projects we may undertake in the alternative energy industry. Such impairment and lack of experience could adversely affect our business, financial condition and future operations.

If we are unable to attract and retain a sufficient number of skilled engineers and workers our ability to pursue projects may be adversely affected and our costs may increase.

Our rate of growth will be confined by resource limitations as competitors and customers compete for increasingly scarce resources. We believe that our success depends upon our ability to attract, develop and retain a sufficient number of affordable trained engineers that can execute our operational strategy. The demand for trained engineers and other skilled workers is currently high. If we are unable to attract and retain a sufficient number of skilled personnel, our ability to pursue projects may be adversely affected and the costs of performing our existing and future projects may increase, which may adversely impact our margins.

We have engaged in and may engage in acquisitions that could disrupt our business, cause dilution to our stockholders and reduce our financial resources.

We have been involved in significant acquisitions in our lifespan. In the future, we may enter into transactions to acquire other businesses, products or technologies. If we do identify suitable candidates, we may not be able to make such acquisitions on favorable terms or at all. Any acquisitions we have made or plan to make may not strengthen our competitive position, and these transactions may be viewed negatively by customers or investors. We have and may decide in the future to incur debt in connection with an acquisition or issue our common stock or other securities to the stockholders of the acquired company, which would reduce the percentage ownership of our existing stockholders. We could incur losses resulting from undiscovered liabilities of the acquired business that are not covered by the indemnification we may obtain from the seller. In addition, we may not be able to successfully integrate the acquired personnel, technologies and operations into our existing business in an effective, timely and non-disruptive manner. Acquisitions may also divert management from day-to-day responsibilities, increase our expenses and reduce our cash available for operations and other uses. We cannot predict the number, timing or size of future acquisitions or the effect that the acquisition we have engaged in or any such future transactions might have on our operating results.

Our business is substantially dependent on utility rate structures and government incentive programs that encourage the use of alternative energy sources. The reduction or elimination of government subsidies and economic incentives for energy-related technologies would harm our business.

We believe that near-term growth of energy-related technologies, including power conversion technology, relies partly on the availability and size of government and economic incentives and grants (including, but not limited to, the U.S. Investment Tax Credit and various state and local incentive programs). These incentive programs could be challenged by utility companies, or for other reasons found to be unconstitutional, and/or could be reduced or discontinued for other reasons. The reduction, elimination, or expiration of government subsidies and economic incentives could harm our business.

A combination of utility rate structures and government subsidies that encourage the use of alternative energy sources is a primary driver of demand for our products. For example, public utilities are often allowed to collect demand charges on commercial and industrial customers in addition to traditional usage charges. In addition, the federal government and many states encourage the use of alternative energy sources through a combination of direct subsidies and tariff incentives such as net metering for users that use alternative energy sources such as solar power. California also encourages alternative energy technology through its Self-Generation Incentive Program, or SGIP, which offers rebates for businesses and consumers who adopt certain new technologies. Other states have similar incentives and mandates which encourage the adoption of alternative energy sources. Notwithstanding the adoption of other incentive programs, we expect that California will be the most significant market for the sale of our products in the near term. Should California or another state in which we derive a substantial portion of our product revenues in the future change its utility rate structure or eliminate or significantly reduce its incentive programs, demand for our products could be substantially affected, which would adversely affect our business prospects, financial condition and operating results.

Risks Related to Our Securities

If a market for our common stock does not develop, shareholders may be unable to sell their shares.

Our common stock is quoted under the symbol “CLSK” on the OTCQB operated by OTC Markets Group, Inc, an electronic inter-dealer quotation medium for equity securities. We do not currently have an active trading market. There can be no assurance that an active and liquid trading market will develop or, if developed, that it will be sustained.

Our securities are very thinly traded. Accordingly, it may be difficult to sell shares of our common stock without significantly depressing the value of the stock. Unless we are successful in developing continued investor interest in our stock, sales of our stock could continue to result in major fluctuations in the price of the stock.

Our common stock price may be volatile and could fluctuate widely in price, which could result in substantial losses for investors.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including:

•  technological innovations or new products and services by us or our competitors;

•  government regulation of our products and services;

•  the establishment of partnerships with other technology companies;

•  intellectual property disputes;

•  additions or departures of key personnel;

•  sales of our common stock

•  our ability to integrate operations, technology, products and services;

•  our ability to execute our business plan;

•  operating results below expectations;

•  loss of any strategic relationship;

•  industry developments;

•  economic and other external factors; and

•  period-to-period fluctuations in our financial results.

Because we have nominal revenues to date, you should consider any one of these factors to be material. Our stock price may fluctuate widely as a result of any of the above.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

We have the right to issue shares of preferred stock. If we were to issue preferred stock, it is likely to have rights, preferences and privileges that may adversely affect the common stock.

We are authorized to issue 10,000,000 shares of “blank check” preferred stock, with such rights, preferences and privileges as may be determined from time-to-time by our board of directors. Our board of directors is empowered, without stockholder approval, to issue preferred stock in one or more series, and to fix for any series the dividend rights, dissolution or liquidation preferences, redemption prices, conversion rights, voting rights, and other rights, preferences and privileges for the preferred stock. We currently have 1,000,000 shares of our preferred stock outstanding, the features of which are contained elsewhere in this annual report.

The issuance of shares of preferred stock, depending on the rights, preferences and privileges attributable to the preferred stock, could reduce the voting rights and powers of the common stock and the portion of our assets allocated for distribution to common stockholders in a liquidation event, and could also result in dilution in the book value per share of the common stock we are offering. The preferred stock could also be utilized, under certain circumstances, as a method for raising additional capital or discouraging, delaying or preventing a change in control of the Company, to the detriment of the investors in the common stock offered hereby. We cannot assure you that we will not, under certain circumstances, issue shares of our preferred stock.

We have not paid dividends in the past and have no immediate plans to pay dividends.

We plan to reinvest all of our earnings, to the extent we have earnings, in order to market our products and to cover operating costs and to otherwise become and remain competitive. We do not plan to pay any cash dividends with respect to our securities in the foreseeable future. We cannot assure you that we would, at any time, generate sufficient surplus cash that would be available for distribution to the holders of our common stock as a dividend. Therefore, you should not expect to receive cash dividends on our common stock.

If securities or industry analysts do not publish or do not continue to publish research or reports about our business, or if they issue an adverse or misleading opinion regarding our stock, our stock price and trading volume could decline.

The trading market for our common stock is influenced by the research and reports that industry or securities analysts publish about us or our business. If any of the analysts who cover us now or in the future issue an adverse opinion regarding our stock, our stock price would likely decline. If one or more of these analysts ceases coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

Because we are subject to the “Penny Stock” rules, the level of trading activity in our stock may be reduced.

The Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any listed, trading equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules which may increase the difficulty Purchasers may experience in attempting to liquidate such securities.

Provisions in the Nevada Revised Statutes and our Bylaws could make it very difficult for an investor to bring any legal actions against our directors or officers for violations of their fiduciary duties or could require us to pay any amounts incurred by our directors or officers in any such actions.

Members of our board of directors and our officers will have no liability for breaches of their fiduciary duty of care as a director or officer, except in limited circumstances, pursuant to provisions in the Nevada Revised Statutes and our Bylaws as authorized by the Nevada Revised Statutes. Specifically, Section 78.138 of the Nevada Revised Statutes provides that a director or officer is not individually liable to the company or its shareholders or creditors for any damages as a result of any act or failure to act in his or her capacity as a director or officer unless it is proven that (1) the director’s or officer’s act or failure to act constituted a breach of his or her fiduciary duties as a director or officer and (2) his or her breach of those duties involved intentional misconduct, fraud or a knowing violation of law. This provision is intended to afford directors and officers protection against and to limit their potential liability for monetary damages resulting from suits alleging a breach of the duty of care by a director or officer. Accordingly, you may be unable to prevail in a legal action against our directors or officers even if they have breached their fiduciary duty of care. In addition, our Bylaws allow us to indemnify our directors and officers from and against any and all costs, charges and expenses resulting from their acting in such capacities with us. This means that if you were able to enforce an action against our directors or officers, in all likelihood, we would be required to pay any expenses they incurred in defending the lawsuit and any judgment or settlement they otherwise would be required to pay. Accordingly, our indemnification obligations could divert needed financial resources and may adversely affect our business, financial condition, results of operations and cash flows, and adversely affect prevailing market prices for our common stock.

Item 2. Properties

Currently, we do not own any real estate. On January 22, 2016, we terminated our lease agreement at 2391 South 1560 West, Unit B, Woods Cross Utah and relocated our corporate office to 70 North Main Street, Suite 105, Bountiful Utah 84010. We executed a one-year lease agreement that calls for us to make payments of $850 per month. We have prepaid rent for January 2017.

We operate our California operations out of leased office space located at 6365 Nancy Ridge Drive, 2nd Floor San Diego, CA 92121. On December 15, 2016 we executed an 18-month agreement that calls for us to make payments of $2,375 per month in 2017 and $2,446 per month in 2018.

CleanSpark, LLC has agreed to provide the power produced by its mircogrid assets located on the FractalGrid demonstration facility to Camp Pendleton Marine Corp Base free of charge until 2024. In exchange we have been granted the permission to locate our system on the base and the access to conduct guided tours of the FractalGrid demonstration facility for our potential customers.

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

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted under the symbol “CLSK” on the OTCQB operated by OTC Markets Group, Inc.

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

Fiscal Year Ending September 30, 2016
Quarter Ended	High $	Low $
September 30, 2016	3.75	2.80
June 30, 2016	3.75	2.00
March 31, 2016	3.00	2.25
December 31, 2015	3.52	3.00

Fiscal Year Ending September 30, 2015
Quarter Ended	High $	Low $
September 30, 2015	3.56	1.90
June 30, 2015	4.00	1.01
March 31, 2015	6.00	6.00
December 31, 2014	1.17	1.17

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

Holders of Our Common Stock

As of December 27, 2016, we had 179 holders of record of our common stock, with others in street name.

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

Recent Sales of Unregistered Securities

During the period commencing October 1, 2015 through March 31, 2016, we received $215,000 from 16 investors pursuant to private placement agreements with the investors to purchase 645,000 shares of our common stock and warrants to purchase 64,500 shares of our common stock at a purchase price equal to $0.33 for each share of common stock and 10% warrant coverage. The warrant allows the holder to purchase shares of our common stock at $0.367 per share.

During the period commencing July 1, 2016 through September 30, 2016, we received $598,800 from 9 investors pursuant to private placement agreements with the investors to purchase 748,500 shares of our common stock at a purchase price equal to $0.80 for each share of common stock.

On April 26, 2016, we entered into Stock Purchase Agreement with James Harper to acquire a patent from Mr. Harper as represented in an Assignment of even date. The Agreement granted 7,500, shares of our common stock, valued at $23,475, to Mr. Harper in exchange for the Assignment.

On June 30, 2016, we issued a total of 600,000 shares of our Series A Preferred Stock to the four members of our board of directors for services rendered.

On July 1, 2016, in connection with the Purchase Agreement, we issued to CleanSpark Holdings, LLC 6,000,000 shares of common stock and warrants to purchase 4,500,000 shares of common stock exercisable at $1.50 per share.

In November of 2016, we issued 2,932,704 shares of common stock to officers for the cashless exercise of options.

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

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plans Not Approved by the Shareholders	Number of Securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of Securities remaining available for future issuance under equity compensation plans
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	-	–
Equity compensation plans not approved by security holders
November 4, 2014(1)	180,000	$0.33	-
March 12, 2015(2)	4,500,000	$0.083	-
March 12, 2015(3)	180,000	$0.083	-
March 18, 2015(4)	285,000	$0.363	-
January 22, 2016(5)	450,000	$0.367	-
Total	5,595,000	0.312	–

(1)     On November 4, 2014, we entered into a consulting agreement for grant writing services. Pursuant to this agreement the Company issued 180,000 shares of our $0.001 par value common stock valued at $0.33 per share or $60,000.

(2)     On March 12, 2015, we issued warrants to officers and members of the board of directors as compensation for services performed. The warrants were issued under the following terms; non-transferable, fully vested on March 31, 2015, expire ten years from the date of grant, strike price of $0.083 and become immediately exercisable upon the occurrence of a significant liquidating, restructuring or change of control event.

(3)     On March 12, 2015, as compensation for his appointment, Mr. Pattee was granted a non-statutory option to purchase 180,000 shares of common stock under the following terms: non-transferable, fully vest on March 31, 2015, expire five years from the date of grant, strike price of $0.083 and become immediately exercisable upon the occurrence of a significant liquidating, restructuring or change of control event.

(4)     On March 18, 2015, we granted an option to purchase 285,000 shares of common stock to a consultant. The options were issued under the following terms; non-transferable, fully vest on March 31, 2015, expire ten years from the date of grant, strike price of $0.363 and become immediately exercisable upon the occurrence of a significant liquidating, restructuring or change of control event.

(5)     On January 22, 2016, we issued warrants to purchase 450,000 shares of common stock to a Mr. Greg Gohlinghorst for business advisory services. The warrants were issued under the following terms: fully vest on January 31, 2016, expire five years from the date of grant and strike price of $0.367.

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

Results of Operations for the Year Ended September 30, 2016 and 2015

Revenues

We earned $82,031 in revenues during the year ended September 30, 2016, as compared with no revenues for the year ended September 30, 2015. We earned revenues in the last quarter of our fiscal year as a result of our technology acquisition from CleanSpark. However, because we only just acquired CleanSpark and given the contractual contingencies with CleanSpark’s customers and its early stage of operation, we are unable to estimate with any degree of certainty the amount of future revenues, if any, from existing contracts. Also, we do not anticipate earning significant revenues from our Gasifier business until such time that we have fully developed our technology and are able to market our products.

Gross Profit

Our cost of revenues were $31,264 for the year ended September 30, 2016 resulting in gross profit of $50,767. Because of the nature of our business, we do not anticipate any stability in margins because the sale of our products and services is expected to vary with our existing and future contract customers.

Operating Expenses

We had operating expenses of $2,592,018 for the year ended September 30, 2016, as compared with $3,479,859 for the year ended September 30, 2015.

Professional fees decreased to $1,925,593 for the year ended September 30, 2016 from $3,377,956 for the same period ended September 30, 2015. Our professional fees expenses for the year ended September 30, 2016 consisted mainly of stock based compensation for consulting of $1,482,052, consulting fees of $157,500 paid to officers of the Company and legal, filing, accounting, consulting and investor relations fees of $98,819.

Research and development fees decreased to $1,826 for the year ended September 30, 2016 from $52,288 for the same period ended September 30, 2015. Our research and development expenses for the year ended September 30, 2016 consisted mainly of expenses incurred to during the independent testing of our Gasifier. We expect research and development fees to increase as we upgrade our software for our System and conduct testing and refinement of our Gasifier.

General and administrative fees increased to $86,143 for the year ended September 30, 2016 from $46,815 for the same period ended September 30, 2015. Our general and administrative expenses for the year ended September 30, 2016 consisted mainly of travel expenses of $18,988, rent expenses of $12,380 and $54,755 in other general expenses incurred for ongoing operations.

Depreciation and amortization expense increased to $578,456 for the year ended September 30, 2016 from $2,800 for the same period ended September 30, 2015.

Other Income/Expenses

We had other income of $689 for the year ended September 30, 2016, compared with other expenses of $5,144 for the year ended September 30, 2015. Our other income for the year ended September 30, 2016 was the result of a gain on the disposal of assets, as compared to other expenses in the same period ending September 30, 2015, which consisted entirely of interest expenses.

Net Loss

Net loss for the year ended September 30, 2016 was $2,540,562 compared to net loss of $3,485,003 for the year ended September 30, 2015.

Liquidity and Capital Resources

As of September 30, 2016, we had total current assets of $604,366, consisting of cash, accounts receivable, amounts due from shareholders and prepaid expenses, and total assets in the amount of $33,019,542. Our total current liabilities as of September 30, 2016 were $357,421. We had working capital of $246,945 as of September 30, 2016.

Operating activities used $438,165 in cash for the year ended September 30, 2016, as compared with $190,661 for the same period ended September 30, 2015. Our net loss of $2,540,562 was the main component of our negative operating cash flow for the year ended September 30, 2016, offset mainly by stock based consulting of $1,544,982 and depreciation and amortization of $578,456.

Cash flows used by investing activities during the year ended September 30, 2016 was $20,855 as a result of the purchase of fixed and intangible assets.

Cash flows provided by financing activities during the year ended September 30, 2016 amounted to $807,016 and consisted of $813,800 in proceeds from our private offering of common stock and warrants, offset by $6,784 in payments on short-term loans.

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

Our accounting policies are discussed in detail in the footnotes to our financial statements included in this Annual Report on Form 10-K for the year ended September 30, 2016, however we consider our critical accounting policies to be those related to revenue recognition, long-lived assets, accounts receivable, fair value of financial instruments, cash and cash equivalents, accounts receivable, warranty liability, stock-based compensation, non-employee stock based compensation

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred cumulative net losses of $6,434,840 since our inception and require capital for our contemplated operational and marketing activities to take place. Our ability to raise additional capital through future issuances of common stock is unknown. The obtainment of additional financing, the successful development of our contemplated plan of operations, and our transition, ultimately, to the attainment of profitable operations are necessary for us to continue operations. The ability to successfully resolve these factors raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Off Balance Sheet Arrangements

As of September 30, 2016, there were no off balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Consolidated Financial Statements:

F-1	Reports of Independent Registered Public Accounting Firms
F-2	Consolidated Balance Sheets as of September 30, 2016 and 2015;
F-3	Consolidated Statements of Operations for the years ended September 30, 2016 and 2015;
F-4	Consolidated Statement of Stockholders’ Deficit
F-5	Consolidated Statements of Cash Flows for the years ended September 30, 2016 and 2015;
F-6	Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

CleanSpark, Inc.

We have audited the accompanying consolidated balance sheets of CleanSpark Inc. as of September 30, 2016 and September 30, 2015 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended September 30, 2016. CleanSpark Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CleanSpark Inc. as of September 30, 2016 and September 30, 2015, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2016 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has minimal revenues, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ AMC Auditing

AMC Auditing

Las Vegas, Nevada

December 29, 2016

F-1

CLEANSPARK, INC.

CONSOLIDATED BALANCE SHEETS

(AUDITED)

	September 30, 2016	September 30, 2015
ASSETS
Current assets
Cash	$436,529	$88,533
Accounts receivable	57,095	—
Due from Shareholder	53,020	—
Prepaid expense	57,722	24,391
Total current assets	604,366	112,924

Flexpower system	19,675,986	—
Goodwill	4,919,858	—
Microgrid Assets	4,567,838	—
Intangible assets	2,467,930	44,470
Fixed Assets	782,975	657,647
Deposits	589	2,358

Total assets	33,019,542	817,399

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$291,187	$53,967
Due to related parties	63,973	1,473
Loans	2,261	—
Total current liabilities	357,421	55,440

Total liabilities	357,421	55,440

Stockholders' equity (deficit)
Common stock; $0.001 par value; 100,000,000 shares authorized; 27,834,415 and 20,378,415 shares issued and outstanding as of September 30, 2016 and September 30, 2015, respectively	27,834	20,378
Preferred stock; $0.001 par value; 10,000,000 shares authorized; 1,000,000 and 400,000 shares issued and outstanding as of September 30, 2016 and September 30, 2015, respectively	1,000	400
Additional paid-in capital	39,068,127	4,635,459
Accumulated earnings (deficit)	(6,434,840)	(3,894,278)
Total stockholders' equity (deficit)	32,662,121	761,959

Total liabilities and stockholders' equity (deficit)	$33,019,542	$817,399

 The accompanying notes are an integral part of these financial statements.

CLEANSPARK, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(AUDITED)

	For the Year Ended
	September 30, 2016	September 30, 2015

Revenues	$82,031	$—

Cost of revenues	31,264	—

Gross profit	50,767	—

Operating expenses
Professional fees	1,925,593	3,377,956
Research and development	1,826	52,288
General and administrative expenses	86,143	46,815
Depreciation and amortization	578,456	2,800
Total operating expenses	2,592,018	3,479,859

Loss from operations	(2,541,251)	(3,479,859)

Other income (expense)
Interest expense	(32)	(5,144)
Gain on disposal of assets	721	—
Total other income (expense)	689	(5,144)

Net income (loss)	$(2,540,562)	$(3,485,003)

Basic income (loss) per common share	$(0.11)	$(0.18)

Basic weighted average common shares outstanding	22,528,668	19,229,062

 The accompanying notes are an integral part of these financial statements.

CLEANSPARK, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(AUDITED)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balance, September 30, 2014	—	—	17,409,915	17,410	1,100,131	(409,275)	708,266

Shares issued for services	—	—	2,070,000	2,070	687,930	—	690,000
Options and warrants issued for services	—	—	—	—	2,556,296	—	2,556,296
Shares issued for direct investment	—	—	726,000	726	241,274	—	242,000
Shares issued on settlement of debt	—	—	172,500	172	49,828	—	50,000
Preferred Shares issued for services	400,000	400	—	—	—	—	400
Net loss	—	—	—	—	—	(3,485,003)	(3,485,003)
Balance, September 30, 2015	400,000	400	20,378,415	20,378	4,635,459	(3,894,278)	761,959

Shares issued for services	—	—	55,000	55	164,945	—	165,000
Options and warrants issued for services	—	—	—	—	1,342,350	—	1,342,350
Shares issued for direct investment	—	—	1,393,500	1,394	812,406	—	813,800
Shares and warrants issued to aquire assets	—	—	6,007,500	6,007	32,112,967	—	32,118,974
Preferred Shares issued for services	600,000	600	—	—	—	—	600
Net loss	—	—	—	—	—	(2,540,562)	(2,540,562)
Balance, September 30, 2016	1,000,000	1,000	27,834,415	27,834	39,068,127	(6,434,840)	32,662,121

 The accompanying notes are an integral part of these financial statements.

CLEANSPARK, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(AUDITED)

	For the Year Ended
	September 30, 2016	September 30, 2015
Cash Flows from Operating Activities
Net loss	$(2,540,562)	$(3,485,003)
Adjustments to reconcile net loss to net cash provided by operating activities:
Imputed interest on related party debt	—	5,143
Stock based consulting	1,544,982	3,242,305
Depreciation and amortization	578,456	2,800
Stock issued for acquisition	—	—
Cash received in acquisition	19,371	—
Changes in assets and liabilities
(Increase) decrease in prepaid expense	(57,552)	1,143
(Increase) decrease in deposits	10,235	(2,358)
Increase in accounts receivable	(37,031)	—
Increase in shareholder receivable	(2,257)	—
Increase (decrease) in accounts payable	(16,307)	45,309
Increase (decrease) in accounts payable related party	62,500	—
Net cash from operating activities	(438,165)	(190,661)

Cash Flows from investing
Purchase of intangible assets	(11,182)	(2,594)
Purchase of fixed assets	(9,673)	(76,953)
Gain on disposal of fixed assets	—	—
Net cash used in investing activities	(20,855)	(79,547)

Cash Flows from Financing Activities
Payments on short-term loans	(6,784)	—
Proceeds from issuance of common stock	813,800	242,000
Net cash from financing activities	807,016	242,000

Net increase (decrease) in Cash	347,996	(28,208)

Beginning cash balance	88,533	116,741

Ending cash balance	$436,529	$88,533

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—
Cash paid for tax	$—	$—

Non-Cash investing and financing transactions
Shares issued for debt	$—	$50,000
Shares and warrants issued for assets	$32,118,974	$—
Preferred shares issued for services	$600	$—
Shares and warrants issued for services	$165,000	$690,000
Options and warrants for services	$1,342,350	$2,556,296

 The accompanying notes are an integral part of these financial statements.

CLEANSPARK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AUDITED)

1. ORGANIZATION AND LINE OF BUSINESS

Organization

CleanSpark, Inc. (the "Company") was incorporated in the state of Nevada on October 15, 1987 as SmartData Corporation. SmartData conducted a 504 public offering in the State of Nevada in December 1987 and began trading publicly in January 1988. Due to a series of unfortunate events, including the untimely death of the founding CEO, SmartData discontinued active business operations in 1992.

On March 25, 2014, the Company entered into an Asset and Intellectual Property Purchase Agreement pursuant to which the Company acquired: (i) all Intellectual Property rights, title and interest in Patent # 8,105,401 'Parallel Path, Downdraft Gasifier Apparatus and Method' and Patent # 8,518,133 'Parallel Path, Downdraft Gasifier Apparatus and Method' and (ii) all of the Property rights, title and interest in a 32 inch Downdraft Gasifier ("Gasifier”) and (iii) assumed of $156,900 in liabilities.

In December 2014, we changed our company name to Stratean Inc. through a short-form merger in order to better reflect our new business plan.

On July 1, 2016, the Company entered into an Asset Purchase Agreement, as amended (the “Purchase Agreement”), with CleanSpark Holdings LLC, CleanSpark LLC, CleanSpark Technologies LLC and Specialized Energy Solutions, Inc. (together, the “Seller”). Pursuant to the Purchase Agreement, the Company acquired CleanSpark, LLC and all the assets related to Seller and its line of business and assumed $200,000 in liabilities.

In October 2016, we changed our company name to CleanSpark, Inc. through a short-form merger in order to better reflect our brand identity.

Line of Business

Through the acquisition of CleanSpark, LLC, the Company provides microgrid solutions to military, commercial and residential properties.

Our services consist of intelligent solar monitoring solutions, microgid design and engineering, project development consulting services, System installation and consulting, and turn-key microgrid implementation services. The work is performed under fixed price bid contracts, negotiated price contracts, fully financed power purchase agreements, or energy services agreements such as Microgrid as a Service (MaaS).

We also continue to pursue the development of our gasification technologies for commercial deployment. We have been granted multiple patents protecting what we believe to be a breakthrough design for the next generation in waste-to-energy technology. The increased efficiency compared to existing solutions results in a significantly lower cost per watt of electricity produced. We have completed a commercial prototype and have completed preliminary testing and we are currently working with our manufacturing partners to improve durability and efficiency. Upon completion of product development, we intend to deploy our gasification solutions to our pipeline of commercial microgrid customers in order maximize the conversion of our customer waste streams into electricity.

2. GOING CONCERN

Going concern – The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $6,434,840 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

 3. SUMMARY OF SIGNIFICANT POLICIES

This summary of significant accounting policies of CleanSpark Inc. is presented to assist in understanding the Company’s consolidated financial statements. The consolidated financial statements and notes are representations of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America, and have been consistently applied in the preparation of the consolidated financial statements.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of CleanSpark, Inc., and its wholly owned operating subsidiaries, CleanSpark, LLC, and CleanSpark, II, LLC. All material intercompany transactions have been eliminated upon consolidation of these entities.

Use of estimates – The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include estimates used to review the Company’s goodwill, impairments and estimations of long-lived assets, revenue recognition on percentage of completion type contracts, allowances for uncollectible accounts, inventory valuation, and the valuations of non-cash capital stock issuances. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition – The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” and No. 104, “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured. For the periods ended September 30, 2016 and 2015 the Company reported revenues of $82,031 and $0, respectively.

Revenues and related costs on construction contracts are recognized using the “percentage of completion method” of accounting in accordance with ASC 605-35, Accounting for Performance of Construction-Type and Certain Production Type Contracts (“ASC 605-35”). Under this method, contract revenues and related expenses are recognized over the performance period of the contract in direct proportion to the costs incurred as a percentage of total estimated costs for the entirety of the contract. Costs include direct material, direct labor, subcontract labor and any allocable indirect costs. All un-allocable indirect costs and corporate general and administrative costs are charged to the periods as incurred. However, in the event a loss on a contract is foreseen, the Company will recognize the loss as it is determined.

Revisions in cost and profit estimates during the course of the contract are reflected in the accounting period in which the facts, which require the revision, become known.  Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.  Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

The Asset, “Costs in excess of billings”, represents revenues recognized in excess of amounts billed on contracts in progress. The Liability, “Billings in excess of costs”, represents billings in excess of revenues recognized on contracts in progress. At September 30, 2016 and September 30, 2015, the costs in excess of billings balance were $nil and $nil, and the billings in excess of costs balance were $0 and $0, respectively.

Accounts receivables are recorded on contracts for amounts currently due based upon progress billings, as well as retention, which are collectible upon completion of the contracts.  Accounts payable to material suppliers and subcontractors are recorded for amounts currently due based upon work completed or materials received, as are retention due subcontractors, which are payable upon completion of the contract.  General and administrative expenses are charged to operations as incurred and are not allocated to contract costs. Retention receivable is the amount withheld by a customer until a contract is completed. Retention receivables of $0 and $0 were included in the balance of trade accounts receivable as of September 30, 2016 and September 30, 2015, respectively.

Accounts Receivable – Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms. The Company performs ongoing credit evaluation of its customers and management closely monitors outstanding receivables based on factors surrounding the credit risk of specific customers, historical trends, and other information. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded. Accounts receivable are presented net of an allowance for doubtful accounts of $0 and $0 at September 30, 2016, and September 30, 2015, respectively.

Cash and cash equivalents – For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. There was $436,529 and $88,533 in cash and cash equivalents as of September 30, 2016 and September 30, 2015, respectively.

Concentration Risk

At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of FDIC limits. As of September 30, 2016, the cash balance in excess of the FDIC limits was $110,423. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in these accounts.

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

Warranty Liability – The Company establishes warranty liability reserves to provide for estimated future expenses as a result of installation and product defects, product recalls and litigation incidental to the Company’s business.  Liability estimates are determined based on management’s judgment, considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, consultations with third party experts such as engineers, and discussions with the Company’s general counsel and outside counsel retained to handle specific product liability cases.  Our manufacturers and service providers currently provide substantial warranties between ten to twenty-five years with full reimbursement to replace and install replacement parts.  Warranty costs and associated liabilities for the years ended September 30, 2016 and 2015 were $0 and $0, respectively.

Stock-based compensation – The Company follows the guidelines in FASB Codification Topic ASC 718-10 “Compensation-Stock Compensation,” which provides investors and other users of financial statements with more complete and neutral financial information, by requiring that the compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. ASC 718-10 covers a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. As of September 30, 2016, the Company has not implemented an employee stock based compensation plan.

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

Indefinite Lived Intangibles and Goodwill Assets

The Company accounts for business combinations under the acquisition method of accounting in accordance with ASC 805, “Business Combinations,” where the total purchase price is allocated to the tangible and identified intangible assets acquired and liabilities assumed based on their estimated fair values. The purchase price is allocated using the information currently available, and may be adjusted, up to one year from acquisition date, after obtaining more information regarding, among other things, asset valuations, liabilities assumed and revisions to preliminary estimates. The purchase price in excess of the fair value of the tangible and identified intangible assets acquired less liabilities assumed is recognized as goodwill.

The Company tests for indefinite lived intangibles and goodwill impairment in the fourth quarter of each year and whenever events or circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable. In accordance with its policies, the Company performed a qualitative assessment of indefinite lived intangibles and goodwill at September 30, 2016 and 2015, and determined there was no impairment of indefinite lived intangibles and goodwill.

Business Combinations

We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired customer lists, acquired technology, and trade names from a market participant perspective, useful lives and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which is one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

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

Segment Reporting – Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker, or decision making group, in deciding the method to allocate resources and assess performance. The Company currently has one reportable segment for financial reporting purposes, which represents the Company's core business.

Recently Issued Accounting Pronouncements –The Company has evaluated the all recent accounting pronouncements through ASU 2016-20, and believes that none of them will have a material effect on the Company's financial position, results of operations or cash flows.

4.     BUSINESS ACQUISITION

On July 1, 2016, the Company entered into the Purchase Agreement with Seller. Pursuant to the Purchase Agreement, the Company acquired all the assets related to Seller and its line of business and assumed certain liabilities.

The Assets the Company purchased from Seller include:

  Equipment and other tangible assets;
  Domain names, websites and intellectual property;
  All rights to causes of action, lawsuits, judgments, claims and demands of any nature available to or being pursued by the Seller;
  Contracts to which Seller is bound;
  Current and future customer accounts, including accounts receivable;
  The holdings that CleanSpark Holdings LLC has in CleanSpark LLC, and any investments it has as well; and
  Any other assets of any nature whatsoever that are related to or used in connection with the business of Seller and its goodwill.

On July 20, 2016, the parties to the Purchase Agreement entered into an amendment (the “Amendment”) that revised the assets to be acquired under the Purchase Agreement. Specifically, the parties decided on the following:

  Specialized Energy Solutions, Inc. would transfer and assign the ability to use its name and all of its Intellectual Property to Cleanspark II, LLC, and thereafter Specialized Energy Solutions, Inc. will not be included in the Assets acquired; and
  Clean Spark Technologies, LLC agrees to transfer and assign all of its Intellectual Property to Cleanspark II, LLC, and thereafter Clean Spark Technologies, LLC will not be included in the Assets acquired.

The Amendment also included an option to acquire Specialized Energy Solutions, Inc. and Clean Spark Technologies, LLC, which the parties agreed upon as follows:

  Cleanspark II, LLC is hereby granted a 3-year exclusive option to purchase Specialized Energy Solutions, Inc. for 1,000 shares of CleanSpark Inc. Common Stock; and
  Cleanspark II, LLC is hereby granted a 3-year exclusive option to purchase Clean Spark Technologies, LLC for 1,000 shares of CleanSpark Inc. Common Stock.

On August 19, 2016, the parties to the Purchase Agreement entered into a second amendment that revised the Closing Date of the transaction.

The Assumed Liabilities, consisted of certain accounts payable amounting to approximately $262,873 arising out of the Assets. Per the agreement the liabilities were to be limited to $200,000 therefore $62,873 must be reimbursed by CleanSpark Holdings, LLC.

As consideration, the Company issued to Seller six million (6,000,000) shares of common stock with a fair value of $18,420,000 and five-year warrants to purchase four million five hundred thousand (4,500,000) shares of common stock at an exercise price of $1.50 per share. The warrants were valued at $13,675,500 using the Black Scholes option pricing model based upon the following assumptions: term of 5 years, risk free interest rate of 1.0%, a dividend yield of 0% and volatility rate of 218%. The warrants were fully earned and vested on July 1, 2016.

Simultaneously with the Purchase Agreement, the Company entered into certain ancillary agreements (the “Ancillary Agreements”) with Seller, consisting of a bill of sale, intellectual property assignment and lock-up agreement. The lock-up agreement prevents Seller from selling the Company’s securities in the public market for a year.

The Purchase Agreement contained customary representations, warranties and covenants. In addition, the Company and Seller agreed to appoint one (1) candidate chosen by Seller to the board of directors of the Company. As a result, Bryan Huber was appointed as a member of the board of directors. The term of the appointment of shall be in accordance with the Company’s bylaws.

CleanSpark provides microgrid, design, engineering, installation and consulting services to military, commercial and residential customers. The acquisition is designed to enhance our services for renewable technology and provide a pipeline for deployment of our gasification technology. As a result of the Purchase Agreement, CleanSpark, LLC became a wholly-owned subsidiary of the Company.

The acquisition was accounted for under ASC 805 and the transaction was valued for accounting purposes at $32,095,500, which was the fair value of the Assets acquired at time of acquisition. The assets and liabilities of the Seller were recorded at their respective fair values as of the date of acquisition. Since the Company determined there were no other separately identifiable intangible assets, any difference between the cost of the acquired entity and the fair value of the assets acquired and liabilities assumed is recorded as goodwill. The acquisition date estimated fair value of the consideration transferred consisted of the following:

Shares of Common Stock	$18,420,000
Stock warrants	13,675,500
Total purchase price	$32,095,500

Tangible assets acquired	$4,911,367
Liabilities assumed	(262,573)
Net tangible assets	4,648,794
Intangible assets acquired	22,526,847
Goodwill	4,919,859
Total purchase price	$32,095,500

Key factors that make up the goodwill created by the transaction include knowledge and experience of the acquired team and infrastructure.

Pro forma results

The following tables set forth the unaudited pro forma results of the Company as if the acquisition of Seller had taken place on the first day of the periods presented. These combined results are not necessarily indicative of the results that may have been achieved had the companies been combined as of the first day of the periods presented.

	Year ended,	Year ended,
	September 30, 2016	September 30, 2015
Total revenues	$1,988,172	$547,211
Net Income (loss)	(5,428,519)	(6,801,592)
Basic and diluted net income (loss) per common share	$(0.19)	$(0.27)

5. FIXED ASSETS

Fixed assets consist of the following as of September 30, 2016 and September 30, 2015:

	September 30, 2016	September 30, 2015
Machinery and equipment	$769,276	$654,918
Tenant improvements	-	1,533
Furniture and fixtures	72,484	1,475
Total	841,760	657,926
Less: accumulated depreciation	(58,785)	(279)
Fixed assets, net	$782,975	$657,647

Depreciation expense for the years ended September 30, 2016 and 2015 was $58,897 and $279, respectively.

6. MICROGRID ASSETS

Microgrid assets consist of the combined assets at our FractalGrid Demonstration facility located at Camp Pendleton Marine Corps Base. The California Energy Commission awarded a grant to Harper Construction Company, Inc. in July 2013 to support a microgrid technology demonstration project. CleanSpark was subcontracted to provided design, development, integration, and installation services for the FractalGrid at the School of Infantry in the 52 Area of Marine Corps Base Camp Pendleton. The Project was subsequently transferred to CleanSpark for consideration and an agreement to indemnify Harper Construction for all future responsibilities of maintenance, operations and warranty.

The project included integration of CleanSpark’s proprietary software and controls platform with a variety of energy storage technologies. The system utilizes solar energy generated by pre-existing existing fixed-tilt solar photovoltaic panels and fifteen dual axis tracking concentrated photovoltaic units. CleanSpark’s distributed controls combine the generation with energy storage technologies to create four separate microgrids that self-align together to create a larger microgrid that ties directly into the larger utility grid at the 12kV level, allowing the base to consume energy from the most reliable, affordable source at any given time. The system provides a 100% renewable and sustainable solution to energy security.

In the event of an outage or other energy surety threat, the software can autonomously separate a number of the nested microgrids from the utility and the controls operate them independently in “island” mode, without interrupting service to critical circuits. Once energy from the grid is stabilized, CleanSpark’s platform reconnects the microgrid to the utility. Each individual fractal microgrid can work independently or in concert as the larger 1.1MW FractalGrid, sharing data and energy throughout the group to improve efficiency, protect critical circuits, manage supply and demand, and allow for maintenance or repairs, as needed. The entire installation provides the Marine Corps and Department of the Navy with reliable energy security with built in cyber defense.

The microgrid assets were acquired as part of the CleanSpark acquisition and the project was capitalized at $4,625,339 which was the fair value of the assets at the time of the acquisition.

The microgrid assets consist of the following as of September 30, 2016 and September 30, 2015:

	September 30, 2016	September 30, 2015
Camp Pendleton FractalGrid	$4,625,339		$-
Less: accumulated depreciation	(57,501)		-
Fixed assets, net	$4,567,838	$

Depreciation expense for the years ended September 30, 2016 and 2015 was $57,501 and $0, respectively.

7.    FLEXPOWER SYSTEM

A Distributed Energy Resource system with microgird functionality is comprised of any number of generation, energy storage, and smart distribution assets that serve single or multiple loads, both connected to the grid and islanded, either entirely or a subset of critical loads. The FlexPower system is an integrated Distibuted Energy Resource Management System (DERMS) and microgrid control platform that seamlessly integrates energy generation with energy storage devices and controls facility loads to provide energy security in real time. The system is able to interoperated with the local utility grid and allows users the ability to obtain the most cost effective power for a facility. The FlexPower system is ideal for commercial, industrial, mining, defense, campus and community users ranging from 4 kw to 10 MW and beyond and can deliver power at or below the current cost of utility power.

The FlexPower System proprietary software and methodology was acquired as part of the CleanSpark acquisition and the project was capitalized at $20,007,624 which was the fair value of the assets at the time of the acquisition.

The FlexPower system consist of the following as of September 30, 2016 and September 30, 2015:

	September 30, 2016	September 30, 2015
FlexPower System	$20,007,624	$-
Less: accumulated amortization	(331,638)	-
Intangible assets, net	$19,675,986	$-

Amortization expense for the years ended September 30, 2016 and 2015 was $331,638 and $0, respectively.

8.    INTANGIBLE AND OTHER ASSETS

Intangible assets consist of the following as of September 30, 2016 and September 30, 2015:

	September 30, 2016	September 30, 2015
Patents	$82,641	$51,596
Websites	9,777	-
Brand and Client lists	2,497,472	-
Trademarks	4,858	-
Software	10,728	-
Less: accumulated amortization	(137,546)	(7,126)
Intangible assets, net	$2,467,930	$44,470

Amortization expense for the years ended September 30, 2016 and 2015 was $130,420 and $2,251, respectively.

9. RELATED PARTY TRANSACTIONS

On October 1, 2014 the Company entered into a Consulting agreement with Matthew Schultz, its Chief Executive Officer for management services. In accordance with this agreement, Mr. Schultz provides services to the Company in exchange for $7,500 per month plus reimbursable expenses incurred. The term of the agreement was one month and automatically renewed each month until cancelled by either party. During the year ending September 30, 2016, Mr. Schultz was paid $97,500 in accordance with this agreement and is owed $15,000 in accrued compensation as of September 30, 2016.

On July 1, 2016, the Company entered into a Consulting agreement with Zachary Bradford, its Chief Financial Officer for management services. In accordance with this agreement, Mr. Bradford provides services to the Company in exchange for $15,000 per month plus reimbursable expenses incurred. Mr. Bradford agreed to defer $10,000 of his compensation per month for the quarter ended September 30, 2016. During the year ending September 30, 2016, Mr. Bradford was paid $15,000 in accordance with this agreement and was owed $30,000 in accrued compensation as of September 30, 2016.

On July 1, 2016 as part of the acquisition of the assets of Cleanspark, LLC, the Company agreed to assume certain trade payables not to exceed $200,000 associated with the ongoing business. On the date of the acquisition, the Company assumed $262,573 in liabilities and, as a result, $62,573 became reimbursable by CleanSpark Holdings, LLC who is now a shareholder. During the quarter ending September 30, 2016, the Company received net reimbursements of $9,553 related to this balance.

10. PREPAID EXPENSES

Prepaid expenses consist of the following as of September 30, 2016 and September 30, 2015:

	September 30, 2016	September 30, 2015
Prepaid stock compensation	$50,130	$24,232
Prepaid rents	850	159
Prepaid insurance	6,742	-
Total prepaid expenses	$57,722	$24,391

The Board of Directors created a Board of Advisors to provide the Officers and Directors with advice and insight and appointed Brad Pattee to serve as a member of the board of advisors for a period of one year.

As compensation for his appointment, Mr. Patee was granted 180,000 non-statutory options under the following terms: non-transferable, fully vest on March 31, 2015, expire five years from the date of grant, strike price of $0.083 and become immediately exercisable upon the occurrence of a significant liquidating, restructuring or change of control event.

The 180,000 stock options were valued at $54,411 using the Black-Scholes option pricing model based upon the following assumptions: term of 5 years, risk free interest rate of 2.11%, a dividend yield of 0% and volatility rates of 110%.   The amount was capitalized as a prepaid expense and will be amortized over a twelve-month term, during the year ended September 30, 2016 the Company recorded an expense of $24,232.

On January 22, 2016, the Company appointed Mr. Greg Gohlinghorst as a member of the Company’s board of advisors. He was issued 35,000 shares of common stock for his appointment.  The shares were valued at $105,000 or $3.00 per share. The amount was capitalized as a prepaid expense and will be amortized over a twelve-month term, during the year ended September 30, 2016 the Company recorded an expense of $72,295.

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

As compensation for the services under the Agreement, we agreed to pay HIR a cash monthly fee of $3,500 for the first six months of the Agreement. The monthly fee will increase to $6,500 for the last six months of the Agreement. We also agreed to issue to HIR 20,000 shares of restricted common stock within 30 days of execution. The shares were valued at $60,000 or $3.00 per share. The Stock compensation has been recorded as a prepaid expense and will be amortized evenly over the twelve-month service period. During the year ending September 30, 2016, the Company has recorded $42,575 in stock based compensation associated with this agreement.

11. STOCKHOLDERS’ EQUITY (DEFICIT)

Overview

Our authorized capital stock consists of 100,000,000 shares of common stock and 10,000,000 shares of preferred stock, par value $0.001 per share. As of September 30, 2016, there were 27,834,415 shares of our common stock issued and outstanding and 1,000,000 shares of preferred stock issued and outstanding.

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

Common Stock issuances

During the period commencing October 1, 2015 through March 31, 2016, the Company received $215,000 from 16 investors pursuant to private placement agreements with the investors to purchase 645,000 shares of CleanSpark $0.001 par value common stock and warrants to purchase 64,500 shares of CleanSpark $0.001 par value common stock at a purchase price equal to $0.33 for each share of Common stock and 10% warrant coverage. The warrant allows the holder to purchase shares of the Company's $0.001 par value common stock at $0.367 per share.

During the period commencing July 1, 2016 through September 30, 2016, the Company received $598,800 from 9 investors pursuant to private placement agreements with the investors to purchase 748,500 shares of CleanSpark $0.001 par value common stock at a purchase price equal to $0.80 for each share of Common stock.

On April 26, 2016, the Company entered into Stock Purchase Agreement with James Harper to acquire a patent from Mr. Harper as represented in an Assignment of even date. Specifically, the Agreement granted 7,500, shares of the Company’s common stock, valued at $23,475, to Mr. Harper in exchange for the Assignment of United States Patent No. 8,342829 issued January 8, 2013 by the United States Patent and Trademark Office. The Assignment transfers the Patent and all rights associated therewith to the Company. Through this Assignment, the Company is now the sole owner of the Patent, which is an invention entitled Electrolytic Reactor and Related Methods for Supplementing the Air Intake of an Internal Combustion Engine. The Company anticipates integrating this technology, in whole or in part, into its downdraft gasification system, enabling the capture and conversion of process byproducts into incremental energy.

On July 1, 2016, the Company, entered into the Purchase Agreement with Seller. Pursuant to the Purchase Agreement, the Company acquired all the assets related to Seller and its line of business and assumed certain liabilities. As part of the consideration the Company issued to Seller six million (6,000,000) shares of common stock with a fair value of $18,420,000 (See Note 3. BUSINESS ACQUISITION for additional details).

Preferred Stock issuances

On June 30, 2016, the Company issued a total of 600,000 shares of its Series A Preferred Stock to the four members of the Company’s board of directors for services rendered.

12. STOCK WARRANTS

The following is a summary of stock warrants activity during the year ended September 30, 2016 and 2015.

	Number of Shares	Weighted Average Exercise Price
Balance, September 30, 2014	60,000	$0.36
Warrants granted and assumed	8,037,600	$0.10
Warrants expired	—	—
Warrants canceled	—	—
Warrants exercised	—	—
Balance, September 30, 2015	8,097,600	$0.10
Warrants granted and assumed	5,014,500	$1.38
Warrants expired	—	—
Warrants canceled	—	—
Warrants exercised	—	—
Balance, September 30, 2016	13,112,100	$0.59

As of September 30, 2016, 13,112,100 warrants are exercisable.

On January 22, 2016, the Company issued warrants to purchase 450,000 shares of common stock at an exercise price of $0.367 per share to a Mr. Greg Gohlinghorst for business advisory services. The warrants were valued at $1,342,350 using the Black Scholes option pricing model based upon the following assumptions: term of 5 years, risk free interest rate of 1.49%, a dividend yield of 0% and volatility rate of 212%. The warrants were fully earned and vested on January 31, 2016.

On July 1, 2016, the Company, entered into the Purchase Agreement with Seller. Pursuant to the Purchase Agreement, the Company acquired all the assets related to Seller and its line of business and assumed approximately $200,000 in liabilities. As part of the consideration the Company issued to Seller five-year warrants to purchase four million five hundred thousand (4,500,000) shares of common stock at an exercise price of $1.50 per share. The warrants were valued at $13,675,500 using the Black Scholes option pricing model based upon the following assumptions: term of 5 years, risk free interest rate of 1.0%, a dividend yield of 0% and volatility rate of 218%. The warrants were fully earned and vested on July 1, 2016. (See Note 3. BUSINESS ACQUISITION for additional details).

13. INCOME TAXES

The Company provides for income taxes under FASB ASC 740, Accounting for Income Taxes. FASB ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

FASB ASC 740 requires the reduction of deferred tax assets by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $565,057 which is calculated by multiplying a 34% estimated tax rate by the cumulative net operating loss (NOL) adjusted for the following items:

The components of the Company's deferred tax asset as of September 30, 2016 and 2015 are as follows:

For the period ended September 30,	2016	2015
Book loss for the year	$(2,540,562)	$(3,485,003)
Adjustments:
Non-deductible portion of meals and entertainment	6,068	1,035
Non-deductible portion of stock compensation	1,482,052	3,242,463
Non-deductible penalties	-	-
Tax loss for the year	(1,052,442)	(241,505)
Estimated effective tax rate	34%	34%
Deferred tax asset	$(357,830)	$(82,112)

As of September 30,	2016	2015
Deferred tax asset	$565,057	$207,257
Valuation allowance	(565,057)	(207,257)
Current taxes payable	-	-
Income tax expense	$-	$-

Below is a chart showing the total estimated corporate federal net operating loss (NOL) and the year in which it will expire.

Year	Amount	Expiration
2016	$358,000	2036
2015	$82,000	2035
2014	$1,000	2034
2013	$12,000	2033
2012	$7,000	2032
2011	$13,000	2031
2010	$6,000	2030
2009	$10,000	2029
2008	$7,000	2028
2007	$1,000	2027
2006	$1,000	2026
2005	$—	2025
2004	$61,000	2024
2003	$—	2023
2002	$4,000	2022
2001	$2,000	2021
Total	$565,000

The Company will file its U.S. federal return for the year ended September 30, 2016 upon the issuance of this filing. The tax years 2012-2015 remained open to examination for federal income tax purposes by the major tax jurisdictions to which the Company is subject. No tax returns are currently under examination by any tax authorities.

14. COMMITMENTS AND CONTINGENCIES

On January 22, 2016, the Company terminated its lease agreement at 2391 South 1560 West, Unit B, Woods Cross Utah and relocated its corporate office to 70 North Main Street, Suite 105, Bountiful, Utah 84010. The Company executed a one-year lease agreement that calls for the Company to make payments of $850 per month. The Company has prepaid rent for January 2017. Future minimum lease payments under the operating leases for the facilities as of September 30, 2016, are $2,550.

CleanSpark, LLC has agreed to provide the power produced by its mircogrid assets located on the FractalGrid demonstration facility to Camp Pendleton Marine Corp Base free of charge until 2024. In exchange we have been granted the permission to locate our system on the base and the access to conduct guided tours of the FractalGrid demonstration facility for our potential customers.

15.   MAJOR CUSTOMER

For the years ended September 30, 2016 and 2015 we had the following customers that represented more than 10% of sales.

	September 30, 2016	September 30, 2015
Bethel-Webcor JV-1	100%	-

For the years ended September 30, 2016 and 2015 we had no suppliers that represented more than 10% of direct material costs.

16.    SUBSEQUENT EVENTS

On October 31, 2016, we filed Articles of Merger with the Secretary of State of Nevada in order to effectuate a merger with our wholly-owned subsidiary, CleanSpark, Inc. Shareholder approval was not required under Section 92A.180 of the Nevada Revised Statutes. As part of the merger, our board of directors authorized a change in our name to “CleanSpark, Inc.” and our Articles of Incorporation have been amended to reflect this name change. In connection with the name change, our common stock now trades under the symbol “CLSK” that more resembles our new name.

In November of 2016, the Company issued 2,932,704 shares of common stock for the cashless exercise of options.

During the period commencing October 1, 2016 through December 29, 2016, the Company received $68,000 from 5 investors pursuant to private placement agreements with the investors to purchase 95,000 shares of CleanSpark Inc. $0.001 par value common stock at a purchase price equal to $0.80 for each share of Common stock.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

On September 13, 2016, Seale & Beers, CPAs, (the “Former Accountant”) informed us that the Former Accountant was in the process of being acquired by AMC Auditing, LLC. As a result of the acquisition, on November 14, 2016, the Former Accountant resigned as our independent registered public accounting firm and we engaged AMC Auditing, LLC (the “New Accountant”) as our independent registered public accounting firm. The engagement of the New Accountant was approved by our Board of Directors.

On November 11, 2016, we filed a Form 8-K announcing the change in auditors and that filing is incorporated by reference herein.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being September 30, 2016. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of September 30, 2016 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of September 30, 2016, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending September 30, 2017: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

On December 28, 2016, Todd Thompson resigned as our corporate secretary.

On December 29, Bryan Huber was appointed as our Chief Operating Officer and Director. We reassigned Michael Barrett to VP of Gasification.

On December 29, 2016, Zachary Bradford, our Chief Financial Officer, was appointed as our President to memorialize his expanded role in our company.

Mr. Huber’s and Mr. Bradford’s employment history and other information is set forth below in Part III Item 10. and incorporated herein by reference.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the names, ages and positions of our current directors and executive officers.

Name	Age	Position(s)
S. Matthew Schultz	47	Chief Executive Officer and Director
Bruce L. Lybbert	72	Director
Zachary K. Bradford	30	President, Chief Financial Officer and Director
Bryan Huber	34	Chief Operating Officer and Director
Larry McNeill	74	Director

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

Zachary K. Bradford, President, Chief Financial Officer, is a licensed Certified Public Accountant in Nevada and a member of the American Institute of Certified Public Accountants. He has served as the managing partner of a public accounting and consulting firm in Henderson, Nevada since June 2013 and has served as a consultant and outsourced CFO for several companies in both the public and private sectors. Mr. Bradford holds a B.S. in Accounting and a Masters of Accountancy from Southern Utah University. From March of 2015 to June 2016, Mr. Bradford served as a member of the board of directors and Chief Financial Officer of Epic Stores Corp.

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

Bryan Huber, Chief Operating Officer, Mr. Huber has over 13 years of experience in the design-build construction and energy industries. He has extensive experience and specialization with sustainable energy design and implementation, sustainable building design and construction, energy efficiency program design and development, renewable energy design and integration, project management, quality assurance, and project commissioning. In addition, Bryan brings with him a core competency within renewable energy Independent Power Producer deal structuring, design, forecasting, financial modeling, incentive monetization, project financing, and deployment. As a Co-Founder of CleanSpark, Bryan continues to be integrally involved in technology development management, refinement, implementation, and operation of CleanSpark’s Energy Operating Platform.

Bryan holds a B.S. in Construction Engineering & Management from Purdue University’s School of Civil Engineering, has completed Master’s coursework in Architecture focusing on integration of Distributed Energy Resource Systems into the built environment, and is a LEED Accredited Professional through the United States Green Building Council.

Aside from that provided above, Mr. Huber does not hold and has not held over the past five years any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

Mr. Huber is qualified to serve on our Board of Directors because of his experience and knowledge in the renewable energy industry.

Michael Barrett, Vice President of Gasification, Mr. Barrett is a licensed General Engineering and General Building Contractor with over 25 years’ experience in the construction and development industries. He is also a founding partner and principle of ICON Renewables, LLC. Where he has gained over 10 years of specialized waste-to-energy project development experience. He has worked directly with national and international industry leaders producing thousands of tons of high-value feedstocks annually. Mr. Barrett has served as a professional consultant for several public and private sector firms and provides services such as investigation, discovery and research. Mr. Barrett has provided regulatory management over many large commercial and industrial projects such as Rio-Tinto Kennecott Mine and Facilities, Utah’s Olympic Oval, Salt Lake County Emergency Operations Center, Jail and Sheriff Headquarters, Central Valley Water Reclamation Facility and many other large projects.

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

He has since served as the Chief Financial Officer of Theater Candy Corporation and Videolocity, Inc.

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

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our CEO and director, S. Matthew Schultz, at the address appearing on the first page of this annual report.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of the Company’s knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended September 30, 2014, the following persons have not filed on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended September 30, 2016:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
S. Matthew Schultz, President	0	1	0
Zachary Bradford, CFO	0	1	0
Michael Barrett, COO	0	0	0
Bruce Lybbert, Director	0	1	0
Larry McNeill, Director	0	1	0
Todd Thompson	0	0	1

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller. We will provide, at no cost, a copy of the Code of Ethics to any shareholder upon receiving a written request sent to the Company’s address shown on Page 1 of this report.

Item 11. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended September 30, 2016 and 2016.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
S. Matthew Schultz CEO	2015 2016	—	—	100,000 600	482,861	—	15,000	94,500 97,500	677,361 113,100
Zachary Bradford President and CFO	2015 2016	—	—	100,000 600	482,861	—	30,000	15,000	582,861 45,600
Bryan Huber COO	2015 2016	—	—	—	—	—	12,000	16,000	28,000
Michael Barrett VP of Gasification	2015 2016	—	—	100,000	482,861	—	—	—	582,861

Narrative Disclosure to the Summary Compensation Table

On October 1, 2014, we entered into a Consulting agreement with Matthew Schultz, our Chief Financial Officer for management services. In accordance with this agreement Mr. Schultz provides services to us in exchange for $7,500 per month plus reimbursable expenses incurred. The term of the agreement is one month and automatically renews each month until cancelled by either party. During the year ending September 30, 2016 and 2015 Mr. Schultz was paid $97,500 and $94,500, respectively, in accordance with this agreement and is owed $15,000 in accrued compensation as of September 30, 2016.

On July 1, 2016, we entered into a Consulting agreement with Zachary Bradford, our President and Chief Financial Officer for management services. In accordance with this agreement, Mr. Bradford provides services to us in exchange for $15,000 per month plus reimbursable expenses incurred. Mr. Bradford agreed to defer $10,000 of his compensation per month for the quarter ended September 30, 2016. During the year ending September 30, 2016, Mr. Bradford was paid $15,000 in accordance with this agreement and was owed $30,000 in accrued compensation as of September 30, 2016.

Other than disclosed above there are no formal agreements to compensate any officers for their services. Our officers and directors are reimbursed for expenses incurred on our behalf. However, our officers and directors have received benefits in the form of shares of our common stock and warrants.

Aside from the payment of stock and warrants in March of 2015, we have not adopted any retirement, pension, profit sharing, stock option or insurance programs or other similar programs for the benefit of our officers or employees.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of September 30, 2016.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Michael Barrett	1,500,000	—	—	$0.083	3/12/25	—	—	—	—

Director Compensation

The table below summarizes all compensation of our directors for the year ended September 30, 2016.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Bruce Lybbert	—	600	—	—	—	—	600
Larry McNeill	—	600	—	—	—	—	600

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of December 27, 2016 the number and percentage of the 30,752,119 shares of outstanding common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock.  Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Except as otherwise indicated, the address of each of the persons named in the table below is c/o CleanSpark, Inc., 70 North Main Street, Ste. 105 Bountiful, Utah 84010.

Name of Beneficial Owner	Number of Shares of Par Value $0.001 Common Stock Beneficially Owned		Percentage of Class
5% or Greater Stockholders
CleanSpark Holdings, LLC 9666 Businesspark Ave Unit 207 San Diego, CA 92131	6,000,000		19.5%
Directors and named executive officers
S. Matthew Schultz	6,451,308	(1)	21.0%
Bruce Lybbert	4,479,643	(2)	13.9%
Zachary Bradford	3,358,632	(3)	10.9%
Michael Barrett	2,596,140	(4)	8.0%
Larry McNeill	1,920,000	(5)	6.0%
Bryan Huber	—		0%
All Officers and Directors as a Group (5 Persons)	18,805,723		53.3%

(1)     Includes 4,800,000 shares of common stock held in the S M Schultz IRRV TR to which Mr. Schultz is the beneficial owner, 1,241,352 shares of common stock held in his name and 409,956 shares of common stock held by his spouse.

(2)     Includes 729,643 shares of common stock held in his name, 2,250,000 shares of common stock held by Jacque Lybbert, Mr. Lybbert’s spouse, and options to purchase 1,500,000 shares of common stock.

(3)     Includes 3,238,632 shares of common stock held in ZRB Holdings Inc. in which Mr. Bradford is the beneficial owner and 120,000 shares of common stock held in BlueChip Advisors LLC in which Mr. Bradford shares beneficial ownership.

(4)     Includes 1,096,140 shares of common stock held in his name and options to purchase 1,500,000 shares of common stock.

(5)     Includes 420,000 shares of common stock held in his name and options to purchase 1,500,000 shares of common stock.

The following table sets forth as of December 27, 2016 the number and percentage of the 1,000,000 shares of outstanding Series A Preferred Stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding shares of Series A Preferred Strock.  Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Except as otherwise indicated, the address of each of the persons named in the table below is c/o CleanSpark, Inc., 70 North Main Street, Ste. 105 Bountiful, Utah 84010.

Name of Beneficial Owner	Number of Shares of Par Value $0.001 Series A Preferred Stock Beneficially Owned	Percentage of Class
5% or Greater Stockholders
NONE
Directors and named executive officers
S. Matthew Schultz	250,000	25%
Bruce Lybbert	250,000	25%
Zachary Bradford	250,000	25%
Bryan Huber	—	0%
Michael Barrett	—	0%
Larry McNeill	250,000	25%
All Officers and Directors as a Group (5 Persons)	1,000,000	100%

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

On July 1, 2016 as part of the acquisition of the assets of Cleanspark, LLC, we agreed to assume certain trade payable not to exceed $200,000 associated with the ongoing business. On the date of the acquisition we assumed 262,573 in liabilities and as a result $62,573 became reimbursable by CleanSpark Holdings, LLC who is now a shareholder. During the quarter ending September 30, 2016, we received net reimbursements of $9,533 related to this balance.

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees billed by our auditors in connection with the audits of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended September 30	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2016	$20,000	$0	$0	$0
2015	$7,000	$0	$0	$0

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
2.1	Stock Purchase Agreement(9)
2.2	Assignment(9)
2.3	Asset Purchase Agreement(11)
2.4	Amendment to Asset Purchase Agreement(12)
2.5	Amendment to Asset Purchase Agreement(13)
3.1	Articles of Incorporation, as amended (1)
3.2	Amended Bylaws (2)
3.3	Articles of Merger (3)
3.4	Certificate of Amendment (4)
3.5	Certificate of Designation (4)
3.6	Certificate of Change (5)
3.7	Articles of Merger(14)
4.1	Form of Warrant (6)
10.1	Debt Settlement Agreement (7)
10.2	Debt Settlement Agreement (7)
10.3	Investor Relations Consulting Agreement(8)
10.4	Agreement for Appointment of Corporate Secretary(10)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Annual Report on Form 10-K for the year ended September 30, 2016 formatted in Extensible Business Reporting Language (XBRL).

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

8.       Incorporated by reference to the 8-K filed on January 19, 2016.

9.       Incorporated by reference to the 8-K filed on May 2, 2016.

10.    Incorporated by reference to the 8-K filed on May 9, 2016.

11.    Incorporated by reference to the 8-K filed on July 7, 2016.

12.    Incorporated by reference to the 8-K filed on July 22, 2016.

13.    Incorporated by reference to the 8-K filed on August 22, 2016.

14.    Incorporated by reference to the 8-K filed on November 14, 2016.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CleanSpark Inc.

By:	/s/ S. Matthew Schultz
S. Matthew Schultz President, Chief Executive Officer, Principal Executive Officer and Director
December 30, 2016

By:	/s/ Zachary Bradford
Zachary Bradford Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
December 30, 2016

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ S. Matthew Schultz
S. Matthew Schultz President, Chief Executive Officer, Principal Executive Officer and Director
December 30, 2016

By:	/s/ Zachary Bradford
Zachary Bradford Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
December 30, 2016

By:	/s/ Bruce L. Lybbert
Bruce L. Lybbert Director
December 30, 2016

By:	/s/ Larry McNeill
Larry McNeill Director
December 30, 2016

By:	/s/ Bryan Huber
Bryan Huber Chief Operations Officer and Director
December 30, 2016

