Form 10-Q
period 2016-12-31
CLEANSPARK, INC.
filed 2017-02-14
CIK 827876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2016

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

[ ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 32,487,221 common shares as of February 13, 2016.

2

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of December 31, 2016 and September 30, 2016 (unaudited);

F-2	Consolidated Statements of Operations for the three months ended December 31, 2016 and 2015 (unaudited);

F-3	Consolidated Statements of Cash Flow for the three months ended December 31, 2016 and 2015 (unaudited);

F-4	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended December 31, 2016 are not necessarily indicative of the results that can be expected for the full year.

3

 CLEANSPARK, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31, 2016	September 30, 2016
ASSETS
Current assets
Cash	$205,392	$436,529
Accounts receivable	75,107	57,095
Due from Shareholder	49,000	53,020
Prepaid expense	38,212	57,722
Total current assets	367,711	604,366

Flexpower system	19,358,056	19,675,986
Goodwill	4,919,858	4,919,858
Microgrid Assets	4,509,705	4,567,838
Intangible assets	2,418,485	2,467,930
Fixed Assets	736,938	782,975
Deposits	6,331	589

Total assets	32,317,084	33,019,542

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$266,401	$291,187
Customer deposits	21,650	$—
Due to related parties	91,554	63,973
Loans	—	2,261
Total current liabilities	379,605	357,421

Total liabilities	379,605	357,421

Stockholders' equity (deficit)
Common stock; $0.001 par value; 100,000,000 shares authorized; 32,318,471 and 27,834,415 shares issued and outstanding as of December 31, 2016 and September 30, 2016, respectively	32,318	27,834
Preferred stock; $0.001 par value; 10,000,000 shares authorized; 1,000,000 and 1,000,000 shares issued and outstanding as of December 31, 2016 and September 30, 2016, respectively	1,000	1,000
Additional paid-in capital	39,131,643	39,068,127
Accumulated earnings (deficit)	(7,227,482)	(6,434,840)
Total stockholders' equity (deficit)	31,937,479	32,662,121

Total liabilities and stockholders' equity (deficit)	$32,317,084	$33,019,542

The accompanying notes are an integral part of these financial statements.

CLEANSPARK, INC.

CONSOLIDATED  STATEMENT OF OPERATIONS

 (UNAUDITED)

	For the Quarter Ended
	December 31, 2016	December 31, 2015

Revenues	$83,884	$—

Cost of revenues	17,974	—

Gross profit	65,910	—

Operating expenses
Professional fees	289,344	46,362
Research and development	368	1,458
General and administrative expenses	67,265	17,068
Depreciation and amortization	488,758	7,128
Total operating expenses	845,735	72,016

Loss from operations	(779,825)	(72,016)

Other income (expense)
Loss on disposal of assets	(12,817)	—
Total other income (expense)	(12,817)	—

Net income (loss)	$(792,642)	$(72,016)

Basic income (loss) per common share	$(0.03)	$(0.00)

Basic weighted average common shares outstanding	29,725,302	20,502,002

The accompanying notes are an integral part of these financial statements.

CLEANSPARK, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Quarter Ended
	December 31, 2016	December 31, 2015
Cash Flows from Operating Activities
Net loss	$(792,642)	$(72,016)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock based consulting	41,518	13,836
Depreciation and amortization	488,758	7,128
Changes in assets and liabilities
(Increase) decrease in prepaid expense	(22,008)	—
(Increase) decrease in deposits	(5,742)	—
Increase in accounts receivable	(18,012)	—
Increase in shareholder receivable	4,020	—
Increase in customer deposits	21,650
Increase (decrease) in accounts payable	(24,786)	(15,752)
Increase (decrease) in accounts payable related party	27,581	—
Net cash from operating activities	(279,663)	(66,804)

Cash Flows from investing
Purchase of intangible assets	(19,387)	(2,275)
Purchase of fixed assets	32,634	(9,444)
Investment in Flexpower system	(17,643)	—
Loss on disposal of fixed assets	(12,817)	—
Net cash used in investing activities	(17,213)	(11,719)

Cash Flows from Financing Activities
Payments on short-term loans	(2,261)	—
Proceeds from issuance of common stock	68,000	130,000
Net cash from financing activities	65,739	130,000

Net increase (decrease) in Cash	(231,137)	51,477

Beginning cash balance	436,529	88,533

Ending cash balance	$205,392	$140,010

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—
Cash paid for tax	$—	$—

Non-Cash investing and financing transactions
Cashless exercise of options	$4,399	$—

The accompanying notes are an integral part of these financial statements.

CLEANSPARK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

In December 2014, the Company changed its name to Stratean Inc. through a short-form merger in order to better reflect the new business plan.

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

In October 2016, the Company changed its name to CleanSpark, Inc. through a short-form merger in order to better reflect the brand identity.

Line of Business

Through the acquisition of CleanSpark, LLC, the Company provides microgrid solutions to military, commercial and residential properties.

The services offered consist of turn-key microgrid implementation services, microgrid design and engineering, project development consulting services and solar photovoltaic installation and consulting. The work is performed under fixed price bid contracts, and negotiated price contracts. The Company performed all of its work in California during 2016.

The Company also continues to pursue the development of its gasification technologies for commercial deployment. The Company has been granted multiple patents protecting what it believe to be a breakthrough design for the next generation in waste-to-energy technology. The increased efficiency compared to existing solutions results in a significantly lower cost per watt of electricity produced. The Company has completed a commercial prototype and has completed preliminary testing and it is currently working with its manufacturing partners to improve durability and efficiency. Upon completion of product development, The Company intends to deploy its gasification solutions to the Company’s pipeline of commercial microgrid customers in order maximize the conversion of its customer waste streams into electricity.

2. BASIS OF PRESENTATION AND GOING CONCERN

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

Going concern – The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $7,227,482 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Revenue Recognition – The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” and No. 104, “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured. For the periods ended December 31, 2016 and 2015 the Company reported revenues of $83,884 and $0, respectively.

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

The Asset, “Costs in excess of billings”, represents revenues recognized in excess of amounts billed on contracts in progress. The Liability, “Billings in excess of costs”, represents billings in excess of revenues recognized on contracts in progress. At December 31, 2016 and September 30, 2016, the costs in excess of billings balance were $0 and $0, and the billings in excess of costs balance were $0 and $0, respectively.

Accounts receivables are recorded on contracts for amounts currently due based upon progress billings, as well as retention, which are collectible upon completion of the contracts.  Accounts payable to material suppliers and subcontractors are recorded for amounts currently due based upon work completed or materials received, as are retention due subcontractors, which are payable upon completion of the contract.  General and administrative expenses are charged to operations as incurred and are not allocated to contract costs. Retention receivable is the amount withheld by a customer until a contract is completed. Retention receivables of $0 and $0 were included in the balance of trade accounts receivable as of December 31, 2016 and September 30, 2016, respectively.

Accounts Receivable – Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms. The Company performs ongoing credit evaluation of its customers and management closely monitors outstanding receivables based on factors surrounding the credit risk of specific customers, historical trends, and other information. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded. Accounts receivable are presented net of an allowance for doubtful accounts of $0 and $0 at December 31, 2016, and September 30, 2016, respectively.

Cash and cash equivalents – For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. There was $205,392 and $436,529 in cash and cash equivalents as of December 31, 2016 and September 30, 2016, respectively.

Concentration Risk

At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of FDIC limits. As of December 31, 2016, the cash balance in excess of the FDIC limits was $0. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in these accounts.

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

Warranty Liability – The Company establishes warranty liability reserves to provide for estimated future expenses as a result of installation and product defects, product recalls and litigation incidental to the Company’s business.  Liability estimates are determined based on management’s judgment, considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, consultations with third party experts such as engineers, and discussions with the Company’s general counsel and outside counsel retained to handle specific product liability cases.  The Company’s manufacturers and service providers currently provide substantial warranties between ten to twenty-five years with full reimbursement to replace and install replacement parts.  Warranty costs and associated liabilities for the periods ended December 31, 2016 and 2015 were $0 and $0, respectively.

Stock-based compensation – The Company follows the guidelines in FASB Codification Topic ASC 718-10 “Compensation-Stock Compensation,” which provides investors and other users of financial statements with more complete and neutral financial information, by requiring that the compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. ASC 718-10 covers a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. As of December 31, 2016, the Company has not implemented an employee stock based compensation plan.

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

The Company tests for indefinite lived intangibles and goodwill impairment in the fourth quarter of each year and whenever events or circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable. In accordance with its policies, the Company performed a qualitative assessment of indefinite lived intangibles and goodwill at September 30, 2016, and determined there was no impairment of indefinite lived intangibles and goodwill.

Business Combinations

The Company allocates the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired customer lists, acquired technology, and trade names from a market participant perspective, useful lives and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which is one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

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

Recently Issued Accounting Pronouncements –The Company has evaluated the all recent accounting pronouncements through ASU 2017-04, and believes that none of them will have a material effect on the Company's financial position, results of operations or cash flows.

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

CleanSpark provides microgrid, design, engineering, installation and consulting services to military, commercial and residential customers. The acquisition is designed to enhance the Company’s services for renewable technology and provide a pipeline for deployment of its gasification technology. As a result of the Purchase Agreement, CleanSpark, LLC became a wholly-owned subsidiary of the Company.

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

Three Months ended, December 31, 2015
Total revenues	$1,863,727
Net Income (loss)	(957,158)
Basic net income (loss) per common share	$(0.04)

5. FIXED ASSETS

During the quarter ending December 31, 2016, the Company disposed of fixed assets with a net book value of $19,817 in exchange for consideration of $7,000. As a result, the company reported a $12,817 loss on disposal of assets for the three months ending December 31, 2016.

Fixed assets consist of the following as of December 31, 2016 and September 30, 2016:

	December 31, 2016	September 30, 2016
Machinery and equipment	$747,931	$769,276
Furniture and fixtures	72,253	72,484
Total	820,184	841,760
Less: accumulated depreciation	(83,246)	(58,785)
Fixed assets, net	$736,938	$782,975

Depreciation expense for the three months ended December 31, 2016 and 2015 was $26,220 and $6,451, respectively.

6. MICROGRID ASSETS

Microgrid assets consist of the combined assets at CleanSpark’s FractalGrid Demonstration facility located at Camp Pendleton Marine Corps Base. The California Energy Commission awarded a grant to Harper Construction Company, Inc. in July 2013 to support a microgrid technology demonstration project. CleanSpark was subcontracted to provided design, development, integration, and installation services for the FractalGrid at the School of Infantry in the 52 Area of Marine Corps Base Camp Pendleton. The Microgrid control infrastructure and related components of the Project was subsequently transferred to CleanSpark for consideration and an agreement to indemnify Harper Construction for all future responsibilities of maintenance, operations and warranty.

The project included integration of CleanSpark’s proprietary software and controls platform with a variety of energy storage technologies. The system utilizes solar energy generated by the Marine Corps fixed-tilt solar photovoltaic panels and fifteen dual axis tracking concentrated photovoltaic units. CleanSpark’s distributed controls combine the generation with energy storage technologies to create four separate microgrids that self-align together to create a larger microgrid that ties directly into the larger utility grid at the 12kV level, allowing the base to consume energy from the most reliable, affordable source at any given time. The system provides a 100% renewable and sustainable solution to energy security.

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

The microgrid assets were acquired as part of the CleanSpark acquisition and have been capitalized at $4,625,339, which was the fair value of the assets at the time of the acquisition.

The microgrid assets consist of the following as of December 31, 2016 and September 30, 2016:

	December 31, 2016	September 30, 2016
Camp Pendleton FractalGrid	$4,625,339	$4,625,339
Less: accumulated depreciation	(115,634)	(57,501)
Fixed assets, net	$4,509,705	$4,567,838

Depreciation expense for the three months ended December 31, 2016 and 2015 was $58,133 and $0, respectively.

7.    FLEXPOWER SYSTEM

A microgrid is comprised of any number of generation, energy storage, and smart distribution assets that serve single or multiple loads, both connected to the grid and islanded. The FlexPower system is an integrated microgrid control platform that seamlessly integrates energy generation with energy storage devices and controls facility loads to provide energy security in real time. The system is able to interoperated with the local utility grid and allows users the ability to obtain the most cost effective power for a facility. The FlexPower system is ideal for commercial, industrial, mining, defense, campus and community users ranging from 4 kw to 100 MW and beyond and can deliver power at or below the current cost of utility power.

The FlexPower System proprietary software and methodology was acquired as part of the CleanSpark acquisition and the project was capitalized at $20,007,624, which was the fair value of the assets at the time of the acquisition.

The FlexPower system consist of the following as of December 31, 2016 and September 30, 2016:

	December 31, 2016	September 30, 2016
FlexPower System	$20,025,267	$20,007,624
Less: accumulated amortization	(667,211)	(331,638)
Intangible assets, net	$19,358,056	$19,675,986

Amortization expense for the three months ended December 31, 2016 and 2015 was $335,573 and $0, respectively.

8.    INTANGIBLE AND OTHER ASSETS

Intangible assets consist of the following as of December 31, 2016 and September 30, 2016:

	December 31, 2016	September 30, 2016
Patents	$83,841	$82,641
Websites	10,632	9,777
Brand and Client lists	2,497,472	2,497,472
Trademarks	5,928	4,858
Software	26,990	10,728
Less: accumulated amortization	(206,378)	(137,546)
Intangible assets, net	$2,418,485	$2,467,930

Amortization expense for the three months ended December 31, 2016 and 2015 was $68,832 and $677, respectively.

9. RELATED PARTY TRANSACTIONS

On October 1, 2014, the Company entered into a Consulting agreement with Matthew Schultz, its Chief Executive Officer for management services. In accordance with this agreement, Mr. Schultz provides services to the Company in exchange for $7,500 to $15,000 per month plus additional reimbursable expenses incurred. The term of the agreement was one month and automatically renewed each month until cancelled by either party. During the quarter ending December 31, 2016, Mr. Schultz was paid $30,076 in accordance with this agreement and is owed $29,924 in accrued compensation as of December 31, 2016.

On July 1, 2016, the Company entered into a Consulting agreement with Zachary Bradford, its President and Chief Financial Officer for management services. In accordance with this agreement, Mr. Bradford provides services to the Company in exchange for $15,000 per month plus reimbursable expenses incurred. During the quarter ending December 31, 2016, Mr. Bradford was paid $25,000 under this this agreement and was owed $50,000 in accrued compensation as of December 31, 2016.

On July 1, 2016, the Company entered into a Consulting agreement with Bryan Huber, its Chief Operating Officer for management services. In accordance with this agreement, Mr. Huber provided services to the Company in exchange for $2,000 per week plus reimbursable expenses incurred. During the quarter ending December 31, 2016, Mr. Huber was paid $32,000 under this this agreement and was owed $6,000 in accrued compensation as of December 31, 2016.

On July 1, 2016, as part of the acquisition of the assets of CleanSpark, LLC, the Company agreed to assume certain trade payables not to exceed $200,000 associated with the ongoing business. On the date of the acquisition, the Company assumed $262,573 in liabilities and, as a result, $62,573 became reimbursable by CleanSpark Holdings, LLC who is now a shareholder. $49,000 was due from CleanSpark Holdings as of December 31, 2016. During the quarter ending December 31, 2016, the Company received net reimbursements of $4,020 related to this balance.

10. PREPAID EXPENSES

Prepaid expenses consist of the following as of December 31, 2016 and September 30, 2016:

	December 31, 2016	September 30, 2016
Prepaid stock compensation	$8,612	$50,130
Prepaid rents	3,400	850
Prepaid dues and subscriptions	10,000
Prepaid materials	15,526
Prepaid insurance	674	6,742
Total prepaid expenses	$38,212	$57,722

On January 22, 2016, the Company appointed Mr. Greg Gohlinghorst as a member of the Company’s board of advisors. He was issued 35,000 shares of common stock for his appointment.  The shares were valued at $105,000 or $3.00 per share. The amount was capitalized as a prepaid expense and is being amortized over a twelve-month term; during the three months ended December 31, 2016, the Company recorded an expense of $26,394.

On January 15, 2016, the Company entered into an Investor Relations Consulting Agreement with Hayden IR (“HIR”) to serve as our investor relations firm for a period of twelve months. Under the Agreement, HIR’s responsibilities include: implementing and maintaining an ongoing market support system to expand awareness of the Company in the investment community; arranging conference calls and interviews; providing feedback on expectations of results and company value; assisting with the presentation of periodic results of operations; monitoring newswires and industry publications; drafting and coordinating press releases, among other services.

As compensation for the services under the Agreement, the Company agreed to pay HIR a cash monthly fee of $3,500 for the first six months of the agreement. The monthly fee increased to $6,500 starting in the seventh month. The Company also agreed to issue to HIR 20,000 shares of restricted common stock within 30 days of execution. The shares were valued at $60,000 or $3.00 per share. The Stock compensation has been recorded as a prepaid expense and is being amortized evenly over the twelve-month service period. During the three months ending December 31, 2016, the Company recorded $15,124 in stock based compensation associated with this agreement.

On October 1, 2016, the Company executed a six-month lease agreement for warehouse space that calls for the Company to make payments of $850 per month. The Company prepaid the entire lease term. The prepaid lease is being amortized over the six-month term; during the three months ended December 31, 2016, the Company recorded an expense of $2,550.

11. STOCKHOLDERS’ EQUITY (DEFICIT)

Overview

The Company’s authorized capital stock consists of 100,000,000 shares of common stock and 10,000,000 shares of preferred stock, par value $0.001 per share. As of December 31, 2016, there were 32,318,471 shares of common stock issued and outstanding and 1,000,000 shares of preferred stock issued and outstanding.

Description of Common Stock

The Company’s common stock is entitled to one vote per share on all matters submitted to a vote of the stockholders, including the election of directors. Except as otherwise required by law or provided in any resolution adopted by the Company’s board of directors with respect to any series of preferred stock, the holders of common stock will possess all voting power. Generally, all matters to be voted on by stockholders must be approved by a majority (or, in the case of election of directors, by a plurality) of the votes entitled to be cast by all shares of common stock that are present in person or represented by proxy, subject to any voting rights granted to holders of any preferred stock. Holders of the Company’s common stock representing fifty percent (50%) of the Company’s capital stock issued, outstanding and entitled to vote, represented in person or by proxy, are necessary to constitute a quorum at any meeting of stockholders. A vote by the holders of a majority of the Company’s outstanding shares is required to effectuate certain fundamental corporate changes such as a liquidation, merger or an amendment to the Company’s articles of incorporation.

Subject to any preferential rights of any outstanding series of preferred stock created by the Company’s board of directors from time to time, the holders of shares of common stock will be entitled to such cash dividends as may be declared from time to time by the Company’s board of directors from funds available therefor.

Subject to any preferential rights of any outstanding series of preferred stock created from time to time by the Company’s board of directors, upon liquidation, dissolution or winding up, the holders of shares of common stock will be entitled to receive pro rata all assets available for distribution to such holders.

In the event of any merger or consolidation of the Company with or into another company in connection with which shares of the Company’s common stock are converted into or exchangeable for shares of stock, other securities or property (including cash), all holders of the Company’s common stock will be entitled to receive the same kind and amount of shares of stock and other securities and property (including cash). Holders of the Company’s common stock have no pre-emptive rights, no conversion rights and there are no redemption provisions applicable to the Company’s common stock.

Description of Preferred Stock

The Company’s board of directors is authorized to divide the authorized shares of the Company’s preferred stock into one or more series, each of which must be so designated as to distinguish the shares of each series of preferred stock from the shares of all other series and classes. The Company’s board of directors is authorized, within any limitations prescribed by law and the Company’s articles of incorporation, to fix and determine the designations, rights, qualifications, preferences, limitations and terms of the shares of any series of preferred stock, including, but not limited to, the following:

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

Common Stock issuances

During the period commencing October 1, 2016 through December 31, 2016, the Company received $68,000 from 4 investors pursuant to private placement agreements with the investors to purchase 85,000 shares of the Company’s $0.001 par value common stock at a purchase price equal to $0.80 for each share of Common stock.

In November of 2016, the Company issued 2,932,704 shares of common stock to two officers for the cashless exercise of 3,000,000 options.

In December of 2016, the Company issued 1,466,352 shares of common stock to a director for the cashless exercise of 1,500,000 options.

12. STOCK WARRANTS

The following is a summary of stock warrants activity during the year ended September 30, 2016 and 2015.

	Number of Shares	Weighted Average Exercise Price
Balance, September 30, 2014	8,097,600	$0.10
Warrants granted and assumed	5,014,500	$1.38
Warrants expired	—	—
Warrants canceled	—	—
Warrants exercised	—	—
Balance, September 30, 2015	13,112,100	$0.59
Warrants granted and assumed	—	$—
Warrants expired	—	—
Warrants canceled	—	—
Warrants exercised	4,500,000	0.083
Balance, September 30, 2016	8,612,100	$0.85

As of September 30, 2016, there are warrants exercisable to purchase 8,612,100 shares of common stock in the Company.

13. COMMITMENTS AND CONTINGENCIES

On January 22, 2016, the Company relocated its corporate office to 70 North Main Street, Suite 105, Bountiful, Utah 84010. The Company executed a one-year lease agreement that calls for the Company to make payments of $850 per month. The Company has prepaid rent for January 2017. Future minimum lease payments under the operating leases for the facilities as of December 31, 2016, are $0. At the conclusion of the lease term the Company intends to continue occupying the leased space on a month to month basis.

CleanSpark, LLC has agreed to warranty and maintain the microgrid assets located on the fractalgrid demonstration facility to Camp Pendleton Marine Corp Base. In exchange, the Company has been granted the permission to locate its system on the base and the access to conduct guided tours of the fractalgrid demonstration facility for the Company’s potential customers.

On December 16, 2016, the Company executed an 18-month lease agreement at 6365 Nancy  Ridge Drive, 2nd Floor, San Diego California. The Company executed a one-year lease agreement that calls for the Company to make payments of $2,375 per month through December 31, 2017 and $2,446 per month from January 1, 2018 through May 31, 2018. Future minimum lease payments under the operating leases for the facilities as of December 31, 2016, are $28,500 and $12,230 for the fiscal years ending December 31, 2017 and 2018, respectively.

14.   MAJOR CUSTOMER

For the three months ended December 31, 2016 and 2015, the Company had the following customers that represented more than 10% of sales.

	December 31, 2016	December 31, 2015
Bethel-Webcor JV-1	38.1%	—
Jacobs/ HDR a joint venture	46.7%	—
Considine Companies	4.5%	—
Sungevity	10.7%	—

For the quarters ended December 31, 2016 and 2015, the Company had no suppliers that represented more than 10% of direct material costs.

15.    SUBSEQUENT EVENTS

During the period commencing January 1, 2017 through February 9, 2017, the Company received $95,000 from 4 investors pursuant to private placement agreements with the investors to purchase 118,750 shares of the Company’s $0.001 par value common stock at a purchase price equal to $0.80 for each share of Common stock.

On February 9, 2017, the Company entered into a Debt Settlement Agreement with Webcor Construction LP (“Webcor”) to settle $158,753 in debt owed to Webcor. The Company agreed to pay Webcor $58,000 on or before February 28, 2017 and to issue 50,000 shares of the Company’s common stock within 4 days of execution. Upon receipt of payment, Webcor agreed to release the full amount of the debt. As of the date of this filing, the shares have been issued and the Company intends to pay the $58,000 in cash prior to February 28, 2017. The shares issued were deemed to have a fair value of $212,500 on the date of the transaction and a loss on settlement of debt of $111,747 was recorded as a result of the Debt Settlement Agreement.

On February 6, 2017, the Company and CleanSpark Holdings, LLC (“Holdings”) entered into an Assumption of Debt Agreement to settle Debts Holdings owed the Company related to the June, 30, 2016 Purchase Agreement. Pursuant to the Purchase Agreement, the Company agreed to assume up to $200,000 in liabilities arising out of the assets. In the course of due diligence, CleanSpark discovered that they had actually assumed $275,586 in liabilities. As a result of the overage in assumed liabilities, Holdings had paid the Company $25,000 and remained indebted to CleanSpark for the overage amount of $50,586. Holdings agreed to reassume $44,919 in settlement of the full amount of the debt overage and the Company agreed to accept the assumption of $44,919 in settlement of the full amount of the Debt overage. A loss on settlement of debt of $5,667 was recorded by the Company as a result of the agreement.

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

Integral to our existing business is the Gasifier. Our technology converts any organic material into SynGas. SynGas can be used as clean, renewable, environmentally friendly, warming fuel for power plants, motor vehicles, and as feedstock for the generation of DME (Di-Methyl Ether).

We have focused much our efforts in late 2016 and into 2017 on upgrades to our System software, negotiating contracts to settle outstanding debt obligations, working with existing customers and marketing our business on the CleanSpark side. We plan to continue our focus on the CleanSpark side of the business in 2017, as we continue our efforts to better our technology, service existing customers and market our System to prospective clients. We feel that this focus would provide the best opportunity for our shareholders.

Conversely, while we have experienced interest in our Gasifier business, we do not, as of yet, have a working version that is commercially ready for sale. If we are able to generate revenues from the CleanSpark side of the business, sufficient to cover expenses with enough left over, we intend to complete the development of our Gasifier. For now, we are still dependent on financing to move forward with the CleanSpark business and all use of proceeds from our financing efforts, if available, will be used on that side of the business.

Results of operations for the three months ended December 31, 2016 and 2015

Revenues

We earned revenues of $83,884 during the three months ending December 31, 2016, as compared with no revenues for the same period ended 2015. Most of our revenue in 2016 was in the form of design income from the CleanSpark side of our business. This income was the result of a contract to perform engineering designs for a microgrid layout. While we benefit from the revenues generated from this type of service, we hope to generate more significant revenue from customers that hire us to construct, operate and maintain our System. We hope to have more news on these efforts in future reports. However, because we only just acquired CleanSpark and given the contractual contingencies with CleanSpark’s customers and its early stage of operation, we are unable to estimate with any degree of certainty the amount of future revenues, if any, from existing or future contracts. Also, we do not anticipate earning significant revenues from our Gasifier business until such time that we have fully developed our technology and are able to market our products.

Operating Expenses

We had operating expenses of $845,735 for the three months ended December 31, 2016, as compared with $72,016 for the three months ended December 31, 2015.

Professional fees increased to $289,344 for the three months ended December 31, 2016 from $46,362 for the same period ended December 31, 2015. Our professional fees expenses for the three months ended December 31, 2016 consisted mainly of $90,000 for officer consulting fees, $54,885 for consulting on our software, $41,518 in stock-based fees for consulting, sales fees of $23,680, internal management consulting fees of $21,920, audit and review fees of $20,115 and investor relations fees of $19,500. Our professional fees expenses for the three months ended December 31, 2015 consisted mainly of legal and accounting fees and consulting fees paid to an officer of our company.

Research and development fees decreased to $368 for the three months ended December 31, 2016 from $1,458 for the same period ended December 31, 2015. Our research and development expenses for the three months ended December 31, 2016 and 2015 consisted mainly of expenses incurred during the independent testing of our Gasifier.

General and administrative fees increased to $67,265 for the three months ended December 31, 2016 from $17,068 for the same period ended December 31, 2015. Our general and administrative expenses for the three months ended December 31, 2016 consisted mainly of $17,628 in travel and entertainment expenses, $9,452 in utilities, $6,537 in rent, $6,068 in insurance, $5,150 in training and seminars and $4,303 in office expenses. Our general and administrative expenses for the three months ended December 31, 2015 consisted mainly of office and rent expenses and general expenses incurred as a result of fundraising efforts.

Depreciation and amortization expense increased to $488,758 for the three months ended December 31, 2016 from $7,128 for the same period ended December 31, 2015.

Other Expenses

We had other expenses of $12,817 for the three months ended December 31, 2016, compared with no other expenses for the three months ended December 31, 2015. Our other expense for the three months ended December 31, 2016 consisted of a loss on the disposal of assets.

Net Loss

We recorded a net loss of $792,642 for the three months ended December 31, 2016, as compared with a net loss of $72,016 for the three months ended December 31, 2015.

Liquidity and Capital Resources

As of December 31, 2016, we had total current assets of $367,711, consisting of cash, accounts receivable, a receivable from a shareholder and prepaid expenses, and total assets in the amount of $32,317,084. Our total current liabilities as of December 31, 2016 were $379,605. We had a working capital deficit of $11,894 as of December 31, 2016.

Operating activities used $279,663 in cash for the three months ended December 31, 2016. Our net loss of $792,642 was the main component of our negative operating cash flow, offset mainly by depreciation and amortization of $488,758.

Cash flows used by investing activities during the three months ended December 31, 2016 was $17,213 as a result of the purchase of fixed and intangible assets, investments in our System and a loss on the disposal of fixed assets, offset by the purchase of fixed assets.

Cash flows provided by financing activities during the nine months ended December 31, 2016 amounted to $67,739 and consisted of $68,000 in proceeds from our private offering of securities offset by $2,261 in payments on short-term loans.

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

Off Balance Sheet Arrangements

As of December 31, 2016, there were no off balance sheet arrangements.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred cumulative net losses of $7,227,482 since our inception and require capital for our contemplated operational and marketing activities to take place. Our ability to raise additional capital through future issuances of common stock is unknown. The obtainment of additional financing, the successful development of our contemplated plan of operations, and our transition, ultimately, to the attainment of profitable operations are necessary for us to continue operations. The ability to successfully resolve these factors raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Our accounting policies are discussed in detail in the footnotes to our financial statements included in this Annual Report on Form 10-K for the year ended September 30, 2016, however we consider our critical accounting policies to be those related to revenue recognition, long-lived assets, accounts receivable, fair value of financial instruments, cash and cash equivalents, accounts receivable, warranty liability, stock-based compensation, non-employee stock based compensation.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.     Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2016. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2016, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of December 31, 2016, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2016 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A. Risk Factors

See risk factors included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 30, 2016 for 2016.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The information set forth below relates to our issuances of securities without registration under the Securities Act of 1933 during the reporting period which were not previously included in a an Annual Report on Form 10-K, Quarterly Report on Form 10-Q or Current Report on Form 8-K.

On February 9, 2017, we entered into a Debt Settlement Agreement with Webcor Construction LP (“Webcor”) to settle $158,753 in debt owed to Webcor. As partial consideration under Debt Settlement Agreement, we issued to Webcor 50,000 shares of our common stock.

During the period commencing January 1, 2017 through February 9, 2017, we received $95,000 from 4 investors pursuant to private placement agreements with the investors to purchase 118,750 shares of our common stock at a purchase price equal to $0.80 for each share of common stock.

During the period commencing October 1, 2016 through December 31, 2016, we received $68,000 from 4 investors pursuant to private placement agreements with the investors to purchase 85,000 shares of our common stock at a purchase price equal to $0.80 for each share of common stock.

In December of 2016, we issued 1,466,352 shares of common stock to a director for the cashless exercise of 1,500,000 options.

In November of 2016, we issued 2,932,704 shares of common stock to two officers for the cashless exercise of 3,000,000 options.

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

Item 3.     Defaults upon Senior Securities

None

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

On February 9, 2017, we entered into a Debt Settlement Agreement with Webcor Construction LP (“Webcor”) to settle $158,753 in debt owed to Webcor. We agreed to pay Webcor $58,000 on or before February 28, 2017 and to issue 50,000 shares of our common stock within 4 days of execution. Upon receipt of payment, Webcor agreed to release the full amount of the debt. As of the date of this filing, the shares have been issued and we intend to pay the $58,000 in cash prior to February 28, 2017.

On February 6, 2017, we and CleanSpark Holdings, LLC (“Holdings”) entered into an Assumption of Debt Agreement to settle Debts Holdings owed to us related to the June, 30, 2016 Purchase Agreement. Pursuant to the Purchase Agreement, we agreed to assume up to $200,000 in liabilities arising out of the assets. In the course of due diligence, CleanSpark discovered that they had actually assumed $275,586 in liabilities. As a result of the overage in assumed liabilities, Holdings had paid to us $25,000 and remained indebted to CleanSpark for the overage amount of $50,586. Holdings agreed to reassume $44,919 in settlement of the full amount of the debt overage and we agreed to accept the assumption of $44,919 in settlement of the full amount of the Debt overage.

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
10.1	Debt Settlement Agreement
10.2	Assumption of Debt Agreement
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2016 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	February 14, 2017

By: /s/ S. Matthew Schultz S. Matthew Schultz Title: Chief Executive Officer

Date:	February 14, 2017

By: /s/Zachary K. Bradford Zachary K Bradford Title: Chief Financial Officer

