Form 10-Q
period 2017-03-31
CLEANSPARK, INC.
filed 2017-05-11
CIK 827876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

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

[ ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 33,063,471  common shares as of May 5, 2017.

2

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of March 31, 2017 and September 30, 2016 (unaudited);

F-2	Consolidated Statements of Operations for the three and six months ended March 31, 2017 and 2016 (unaudited);

F-3	Consolidated Statements of Cash Flow for the six months ended March 31, 2017 and 2016 (unaudited);

F-4	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended March 31, 2017 are not necessarily indicative of the results that can be expected for the full year.

3

CLEANSPARK, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2017	September 30, 2016
ASSETS
Current assets
Cash	$238,406	$436,529
Accounts receivable	187,678	57,095
Due from Shareholder	—	53,020
Prepaid expense	49,191	57,722
Total current assets	475,275	604,366

Flexpower system	19,061,961	19,675,986
Goodwill	4,919,858	4,919,858
Microgrid Assets	4,123,628	4,567,838
Intangible assets	2,351,945	2,467,930
Fixed Assets	711,791	782,975
Deposits	6,331	589

Total assets	31,650,789	33,019,542

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$92,572	$291,187
Customer deposits	15,000	—
Due to related parties	105,869	63,973
Loans	20,564	2,261
Total current liabilities	234,005	357,421

Total liabilities	234,005	357,421

Stockholders' equity (deficit)
Common stock; $0.001 par value; 100,000,000 shares authorized; 32,969,721 and 27,834,415 shares issued and outstanding as of March 31, 2017 and September 30, 2016, respectively	32,970	27,834
Preferred stock; $0.001 par value; 10,000,000 shares authorized; 1,000,000 and 1,000,000 shares issued and outstanding as of March 31, 2017 and September 30, 2016, respectively	1,000	1,000
Additional paid-in capital	39,824,492	39,068,127
Accumulated earnings (deficit)	(8,441,678)	(6,434,840)
Total stockholders' equity (deficit)	31,416,784	32,662,121

Total liabilities and stockholders' equity (deficit)	$31,650,789	$33,019,542

 The accompanying notes are an integral part of these financial statements.

CLEANSPARK, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016

Revenues	$200,749	$—	$284,633	$—

Cost of revenues	174,614	—	192,588	—

Gross profit	26,135	—	92,045	—

Operating expenses
Professional fees	225,600	167,795	514,944	214,157
Payroll expenses	9,289	—	9,289	—
Research and development	—	368	368	1,826
General and administrative expenses	78,137	9,551	145,402	26,619
Depreciation and amortization	809,786	13,357	1,298,544	20,485
Total operating expenses	1,122,812	191,071	1,968,547	263,087

Loss from operations	(1,096,677)	(191,071)	(1,876,502)	(263,087)

Other income (expense)
Loss on settlement of debt	(104,597)	—	(117,414)	—
Interest expense	(105)	—	(105)	—
Loss on disposal of assets	—	721	(12,817)	721
Total other income (expense)	(104,702)	721	(130,336)	721

Net income (loss)	$(1,201,379)	$(190,350)	$(2,006,838)	$(262,366)

Basic income (loss) per common share	$(0.04)	$(0.01)	$(0.06)	$(0.01)

Basic weighted average common shares outstanding	32,522,221	20,939,514	31,108,394	20,734,481

 The accompanying notes are an integral part of these financial statements.

 CLEANSPARK, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	March 31, 2017	March 31, 2016
Cash Flows from Operating Activities
Net loss	$(2,006,838)	$(262,366)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on disposal of fixed assets	12,817	—
Stock based consulting	50,130	143,401
Depreciation and amortization	1,298,544	20,485
Stock issued for acquisition	—	—
Loss on settlement of debt	117,414	—
Cash received in acquisition	—	—
Changes in assets and liabilities
(Increase) decrease in prepaid expense	(41,599)	(850)
(Increase) decrease in deposits	(5,742)	1,769
Increase in accounts receivable	(130,583)	—
Increase in shareholder receivable	—	—
Increase in customer deposits	15,000	—
Increase (decrease) in accounts payable	(50,509)	(42,029)
Increase (decrease) in accounts payable related party	41,896	—
Net cash from operating activities	(699,470)	(139,590)

Cash Flows from investing
Purchase of intangible assets	(22,487)	(3,225)
Purchase of fixed assets	(97)	(9,750)
Investment in Flexpower system	(50,373)
Cash received on sale of assets	7,000	721
Net cash used in investing activities	(65,957)	(12,254)

Cash Flows from Financing Activities
Payments on short-term loans	(7,403)	—
Proceeds from short term notes	25,706	—
Proceeds from issuance of common stock	549,001	215,000
Net cash from financing activities	567,304	215,000

Net increase (decrease) in Cash	(198,123)	63,156

Beginning cash balance	436,529	88,533

Ending cash balance	$238,406	$151,689

Supplemental disclosure of cash flow information
Cash paid for interest	$105	$—
Cash paid for tax	$—	$—

Non-Cash investing and financing transactions
Cashless exercise of options	$4,399	$—
Stock issued to settle debt	$212,500	$—
Shares for services	$—	$11,666
Options and warrants for services	$—	$138,005

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

The services offered consist of turn-key microgrid implementation services, microgrid design and engineering, project development consulting services and solar photovoltaic installation and consulting. The work is performed under fixed price bid contracts, and negotiated price contracts. The Company performed all of its work in California during 2016 and the first quarter of 2017.

The Company also continues to pursue the development of its gasification technologies for commercial deployment. The Company has been granted multiple patents protecting what it believes to be a breakthrough design for the next generation in waste-to-energy technology. The increased efficiency compared to existing solutions results in a significantly lower cost per watt of electricity produced. The Company has completed a commercial prototype and has completed preliminary testing and it is currently working with its manufacturing partners to improve durability and efficiency. Upon completion of product development, The Company intends to deploy its gasification solutions to the Company’s pipeline of commercial microgrid customers in order maximize the conversion of its customer waste streams into electricity.

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

Going concern – The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $8,441,678 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Revenue Recognition – The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” and No. 104, “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured. For the six months ended March 31, 2017 and 2016 the Company reported revenues of $284,633 and $0, respectively.

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

The Asset, “Costs in excess of billings”, represents revenues recognized in excess of amounts billed on contracts in progress. The Liability, “Billings in excess of costs”, represents billings in excess of revenues recognized on contracts in progress. At March 31, 2017 and September 30, 2016, the costs in excess of billings balance were $0 and $0, and the billings in excess of costs balance were $0 and $0, respectively.

Accounts receivables are recorded on contracts for amounts currently due based upon progress billings, as well as retention, which are collectible upon completion of the contracts.  Accounts payable to material suppliers and subcontractors are recorded for amounts currently due based upon work completed or materials received, as are retention due subcontractors, which are payable upon completion of the contract.  General and administrative expenses are charged to operations as incurred and are not allocated to contract costs. Retention receivable is the amount withheld by a customer until a contract is completed. Retention receivables of $0 and $0 were included in the balance of trade accounts receivable as of March 31, 2017 and September 30, 2016, respectively.

Accounts Receivable – Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms. The Company performs ongoing credit evaluation of its customers and management closely monitors outstanding receivables based on factors surrounding the credit risk of specific customers, historical trends, and other information. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded. Accounts receivable are presented net of an allowance for doubtful accounts of $9,000 and $0 at March 31, 2017, and September 30, 2016, respectively.

Cash and cash equivalents – For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. There was $238,406 and $436,529 in cash and cash equivalents as of March 31, 2017 and September 30, 2016, respectively.

Concentration Risk

At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of FDIC limits. As of March 31, 2017, the cash balance in excess of the FDIC limits was $0. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in these accounts.

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

Warranty Liability – The Company establishes warranty liability reserves to provide for estimated future expenses as a result of installation and product defects, product recalls and litigation incidental to the Company’s business.  Liability estimates are determined based on management’s judgment, considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, consultations with third party experts such as engineers, and discussions with the Company’s general counsel and outside counsel retained to handle specific product liability cases.  The Company’s manufacturers and service providers currently provide substantial warranties between ten to twenty-five years with full reimbursement to replace and install replacement parts.  Warranty costs and associated liabilities for the periods ended March 31, 2017 and September 30, 2016 were $0 and $0, respectively.

Stock-based compensation – The Company follows the guidelines in FASB Codification Topic ASC 718-10 “Compensation-Stock Compensation,” which provides investors and other users of financial statements with more complete and neutral financial information, by requiring that the compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. ASC 718-10 covers a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. As of March 31, 2017, the Company has not implemented an employee stock based compensation plan.

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

Recently Issued Accounting Pronouncements –The Company has evaluated the all recent accounting pronouncements through ASU 2017-08, and believes that none of them will have a material effect on the Company's financial position, results of operations or cash flows.

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

The Assumed Liabilities, consisted of certain accounts payable amounting to approximately $262,873 arising out of the Assets. Per the agreement the liabilities were to be limited to $200,000 therefore $62,873 must be reimbursed by CleanSpark Holdings, LLC. Subsequently the balance due was fully settled. See Note 9 for additional details.

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

	Three Months ended,	Six Months ended,
	March 31, 2016	March 31, 2016
Total revenues	$25,148	$1,888,875
Net Income (loss)	(1,710,257)	(2,667,416)
Basic net income (loss) per common share	$(0.06)	$(0.10)

5. FIXED ASSETS

During the six months ending March 31, 2017, the Company disposed of fixed assets with a net book value of $19,817 in exchange for consideration of $7,000. As a result, the company reported a $12,817 loss on disposal of assets for the six months ending March 31, 2017.

Fixed assets consist of the following as of March 31, 2017 and September 30, 2016:

	March 31, 2017	September 30, 2016
Machinery and equipment	$747,931	$769,276
Furniture and fixtures	72,253	72,484
Total	820,184	841,760
Less: accumulated depreciation	(108,490)	(58,785)
Fixed assets, net	$711,791	$782,975

Depreciation expense for the six months ended March 31, 2017 and 2016 was $51,464 and $19,126, respectively.

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

The microgrid assets were acquired as part of the CleanSpark acquisition and have been capitalized at $4,625,339, which was deemed to be the fair value of the assets at the time of the acquisition.

The microgrid assets consist of the following as of March 31, 2017 and September 30, 2016:

	March 31, 2017	September 30, 2016
Camp Pendleton FractalGrid	$4,625,339	$4,625,339
Less: accumulated depreciation	(501,711)	(57,501)
Fixed assets, net	$4,123,628	$4,567,838

Depreciation expense for the six months ended March 31, 2017 and 2016 was $444,210 and $0, respectively.

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

The FlexPower system consist of the following as of March 31, 2017 and September 30, 2016:

	March 31, 2017	September 30, 2016
FlexPower System	$20,057,997	$20,007,624
Less: accumulated amortization	(996,036)	(331,638)
Intangible assets, net	$19,061,961	$19,675,986

Amortization expense for the six months ended March 31, 2017 and 2016 was $664,398 and $0, respectively.

8.    INTANGIBLE AND OTHER ASSETS

Intangible assets consist of the following as of March 31, 2017 and September 30, 2016:

	March 31, 2017	September 30, 2016
Patents	$84,991	$82,641
Websites	12,582	9,777
Brand and Client lists	2,497,472	2,497,472
Trademarks	5,928	4,858
Software	26,990	10,728
Less: accumulated amortization	(276,018)	(137,546)
Intangible assets, net	$2,351,945	$2,467,930

Amortization expense for the six months ended March 31, 2017 and 2016 was $138,472 and $1,359, respectively.

9. RELATED PARTY TRANSACTIONS

On October 1, 2014, the Company entered into a Consulting agreement with Matthew Schultz, its Chief Executive Officer for management services. In accordance with this agreement, Mr. Schultz provides services to the Company in exchange for $7,500 to $15,000 per month plus additional reimbursable expenses incurred. The term of the agreement was one month and automatically renewed each month until cancelled by either party. During the six months ending March 31, 2017, Mr. Schultz was paid $71,954 in accordance with this agreement and is owed $38,546 in accrued compensation as of March 31, 2017.

On July 1, 2016, the Company entered into a Consulting agreement with Zachary Bradford, its President and Chief Financial Officer for management services. In accordance with this agreement, Mr. Bradford provides services to the Company in exchange for $15,000 per month plus reimbursable expenses incurred. During the six months ending March 31, 2017, Mr. Bradford was paid $65,971 under this this agreement and was owed $59,829 in accrued compensation as of March 31, 2017.

On July 1, 2016, the Company entered into a Consulting agreement with Bryan Huber, its Chief Operating Officer for management services. In accordance with this agreement, Mr. Huber provided services to the Company in exchange for $2,000 to $2,250 per week plus reimbursable expenses incurred. During the six months ending March 31, 2017, Mr. Huber was paid $68,344 under this this agreement and was owed $2,000 in accrued compensation and $4,020 as a reimbursement for expense incurred as of March 31, 2017.

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

10. PREPAID EXPENSES

Prepaid expenses consist of the following as of March 31, 2017 and September 30, 2016:

	March 31, 2017	September 30, 2016
Prepaid stock compensation	$-	$50,130
Prepaid rents	1,700	850
Prepaid dues and subscriptions	12,443	-
Prepaid insurance and bonds	30,798	6,742
Total prepaid expenses	$44,941	$57,722

On January 22, 2016, the Company appointed Mr. Greg Gohlinghorst as a member of the Company’s board of advisors. He was issued 35,000 shares of common stock for his appointment.  The shares were valued at $105,000 or $3.00 per share. The amount was capitalized as a prepaid expense and amortized over a twelve-month term; during the six months ended March 31, 2017, the Company recorded an expense of $32,705.

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

As compensation for the services under the Agreement, the Company agreed to pay HIR a cash monthly fee of $3,500 for the first six months of the agreement. The monthly fee increased to $6,500 starting in the seventh month. The Company also agreed to issue to HIR 20,000 shares of restricted common stock within 30 days of execution. The shares were valued at $60,000 or $3.00 per share. The Stock compensation has been recorded as a prepaid expense and is being amortized evenly over the twelve-month service period. During the six months ending March 31, 2017, the Company recorded $17,425 in stock based compensation associated with this agreement.

11. STOCKHOLDERS’ EQUITY (DEFICIT)

Overview

The Company’s authorized capital stock consists of 100,000,000 shares of common stock and 10,000,000 shares of preferred stock, par value $0.001 per share. As of March 31, 2017, there were 32,969,721 shares of common stock issued and outstanding and 1,000,000 shares of preferred stock issued and outstanding.

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

Common Stock issuances

During the period commencing October 1, 2016 through March 31, 2017, the Company received $549,000 from 19 investors pursuant to private placement agreements with the investors to purchase 686,250 shares of the Company’s $0.001 par value common stock at a purchase price equal to $0.80 for each share of Common stock.

In November of 2016, the Company issued 2,932,704 shares of common stock to two officers for the cashless exercise of 3,000,000 options.

In December of 2016, the Company issued 1,466,352 shares of common stock to a director for the cashless exercise of 1,500,000 options.

On February 9, 2017, the Company entered into a Debt Settlement Agreement with Webcor Construction LP (“Webcor”) to settle $158,753 in debt owed to Webcor. The Company agreed to pay Webcor $58,000 on or before February 28, 2017 and to issue 50,000 shares of the Company’s common stock within 4 days of execution. Upon receipt of payment, Webcor agreed to release the full amount of the debt. The shares issued were deemed to have a fair value of $212,500 on the date of the transaction and a loss on settlement of debt of $111,747 was recorded as a result of the Debt Settlement Agreement. The cash payment was made per the agreement on February 28, 2017.

12. STOCK WARRANTS

The following is a summary of stock warrants activity during the year ended September 30, 2016 and 2015.

	Number of Shares	Weighted Average Exercise Price
Balance, September 30, 2015	8,097,600	$0.10
Warrants granted and assumed	5,014,500	$1.38
Warrants expired	—	—
Warrants canceled	—	—
Warrants exercised	—	—
Balance, September 30, 2016	13,112,100	$0.59
Warrants granted and assumed	—	$—
Warrants expired	—	—
Warrants canceled	—	—
Warrants exercised	4,500,000	0.083
Balance, March 31, 2017	8,612,100	$0.85

As of March 31, 2017, there are warrants exercisable to purchase 8,612,100 shares of common stock in the Company.

13. COMMITMENTS AND CONTINGENCIES

On January 22, 2016, the Company relocated its corporate office to 70 North Main Street, Suite 105, Bountiful, Utah 84010. The Company executed a one-year lease agreement that calls for the Company to make payments of $850 per month. The Company has prepaid rent for January 2017. Future minimum lease payments under the operating leases for the facilities as of March 31, 2017, are $0. The Company continues to occupy the leased space on a month to month basis at a rate of $850 per month.

CleanSpark, LLC has agreed to warranty and maintain the microgrid assets located on the Fractalgrid Demonstration Facility to Camp Pendleton Marine Corp Base. In exchange, the Company has been granted the permission to locate its system on the base and the access to conduct guided tours of the Fractalgrid Demonstration Facility for the Company’s potential customers.

On December 16, 2016, the Company executed an 18-month lease agreement at 6365 Nancy Ridge Drive, 2nd Floor, San Diego California. The Company executed a one-year lease agreement that calls for the Company to make payments of $2,375 per month through December 31, 2017 and $2,446 per month from January 1, 2018 through May 31, 2018. Future minimum lease payments under the operating leases for the facilities as of March 31, 2017, are $21,375 and $12,230 for the fiscal years ending December 31, 2017 and 2018, respectively.

14.   MAJOR CUSTOMERS AND VENDORS

For the six months ended March 31, 2017 and 2016, the Company had the following customers that represented more than 10% of sales.

	March 31, 2017	March 31, 2016
Bethel-Webcor JV-1	12.3%	—
Jacobs/ HDR a joint venture	18.7%	—
Macerich	11.2%	—
Cintas	11.3%	—
Firenze	25.3%	—

For the six months ended March 31, 2017 and 2016, the Company had the following suppliers that represented more than 10% of direct material costs.

	March 31, 2017	March 31, 2016
CED Greentech	62.1%	—
Simpliphi Power	32.1%	—

15.    SUBSEQUENT EVENTS

During the period commencing April 1, 2017 through May 5, 2017, the Company received $75,000 from 2 investors pursuant to private placement agreements with the investors to purchase 93,750 shares of the Company’s $0.001 par value common stock at a purchase price equal to $0.80 for each share of Common stock.

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

As previously disclosed, we plan to continue our focus on the CleanSpark side of the business in 2017, as opposed to expending significant efforts on the Gasifier side of the business. We plan to continue our efforts to better our technology, service existing customers and market our System to prospective clients. We feel that this focus would provide the best opportunity for our shareholders.

In line with that focus, on February 21, 2017, we were awarded a high-level, microgrid feasibility study and pilot project design by one of the country’s largest REIT’s, which is a leading owner, operator and developer of high-end retail real estate. We are hopeful that our pilot design work for this new client will expand into the deployment of several System projects, which have the potential to generate several million dollars per project.

Results of operations for the three and six months ended March 31, 2017 and 2016

Revenues

We earned revenues of $200,749 during the three months ending March 31, 2017, as compared with no revenues for the same period ended 2016. We earned revenues of $284,633 during the six months ending March 31, 2017, as compared with no revenues for the same period ended 2016.

Most of our revenue for the three and six months ended March 31, 2017 was in the form of design income from the CleanSpark side of our business. This income was the result of a contract to perform engineering designs for a microgrid layout. While we benefit from the revenues generated from this type of service, we hope to generate more significant revenue from customers that hire us to construct, operate and maintain our System. We hope to have more news on these efforts in future reports. However, because we only just acquired CleanSpark and given the contractual contingencies with CleanSpark’s customers and its early stage of operation, we are unable to estimate with any degree of certainty the amount of future revenues, if any, from existing or future contracts. Also, we do not anticipate earning significant revenues from our Gasifier business until such time that we have fully developed our technology and are able to market our products.

Operating Expenses

We had operating expenses of $1,122,812 for the three months ended March 31, 2017, as compared with $191,071 for the three months ended March 31, 2016. We had operating expenses of $1,968,547 for the six months ended March 31, 2017, as compared with $263,087 for the six months ended March 31, 2016. Our operating expenses for all periods was mainly the result of professional fees, general and administrative fees and depreciation and amortization.

Professional fees increased to $225,600 and $514,944 for the three and six months ended March 31, 2017, respectively, from $167,795 and $214,157 for the same periods ended March 31, 2016, respectively. Our professional fees expenses for the three and six months ended March 31, 2017 consisted mainly of officer and stock-based fees for consulting and investor relations fees. Our professional fees expenses for the three and six months ended March 31, 2016 consisted mainly of legal and accounting fees and officer fees for consulting.

General and administrative fees increased to $78,137 and $145,402 for the three and six months ended March 31, 2017, respectively, from $9,551 and $26,619 for the same periods ended March 31, 2016, respectively. Our general and administrative expenses for the three and six months ended March 31, 2017 consisted mainly of travel and entertainment expenses, rent, insurance and office expenses. Our general and administrative expenses for the three and six months ended March 31, 2016 consisted mainly of office and rent expenses and general expenses incurred as a result of fundraising efforts.

Depreciation and amortization expense increased to $809,786 and $1,298,544 for the three and six months ended March 31, 2017, respectively, from $13,357 and $20,485 for the same periods ended March 31, 2016, respectively.

We expect that our operating expenses will increase in future quarters as we further implement our business plan. If we obtain deployment contracts for our System, we will be required to hire and compensate additional personnel and support increased operations.

Other Expenses

We had other expenses of $104,702 and $130,336 for the three and six months ended March 31, 2017, respectively, compared with other income of $721 for each of the three and six months ended March 31, 2016. Our other expenses for the three and six months ended March 31, 2017 consisted mainly of the loss on the settlement of debt.

Net Loss

We recorded a net loss of $1,201,379 and $2,006,838 for the three and six months ended March 31, 2017, respectively, as compared with a net loss of $190,350 and $262,366 for the three months ended March 31, 2016.

Liquidity and Capital Resources

As of March 31, 2017, we had total current assets of $475,275, consisting of cash, accounts receivable, and prepaid expenses, and total assets in the amount of $31,650,789. Our total current liabilities as of March 31, 2017 were $234,005. We had working capital of $241,270 as of March 31, 2017.

Operating activities used $699,470 in cash for the six months ended March 31, 2017. Our net loss of $2,006,838 was the main component of our negative operating cash flow, offset mainly by depreciation and amortization of $1,298,544.

Cash flows used by investing activities during the six months ended March 31, 2017 was $65,957 as a result of the purchase of fixed and intangible assets and investments in our System, offset by cash received on the sale of assets.

Cash flows provided by financing activities during the six months ended March 31, 2017 amounted to $567,304 and consisted of $549,001 in proceeds from our private offering of securities and $25,706 in short term loans, offset by $7,403 in payments on short-term loans.

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

Off Balance Sheet Arrangements

As of March 31, 2017, there were no off balance sheet arrangements.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred cumulative net losses of $8,441,678 since our inception and require capital for our contemplated operational and marketing activities to take place. Our ability to raise additional capital through future issuances of common stock is unknown. The obtainment of additional financing, the successful development of our contemplated plan of operations, and our transition, ultimately, to the attainment of profitable operations are necessary for us to continue operations. The ability to successfully resolve these factors raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Item 4.     Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2017. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2017, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of March 31, 2017, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2017 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

During the period commencing October 1, 2016 through March 31, 2017, we received $549,000 from 19 investors pursuant to private placement agreements with the investors to purchase 686,250 shares of our common stock at a purchase price equal to $0.80 for each share of common stock.

Subsequent to the reporting period, we received $95,000 from 4 investors pursuant to private placement agreements with the investors to purchase 118,750 shares of our common stock at a purchase price equal to $0.80 for each share of common stock.

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

Item 3.     Defaults upon Senior Securities

None

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 11, 2017

By: /s/ S. Matthew Schultz S. Matthew Schultz Title: Chief Executive Officer

Date:	May 11, 2017

By: /s/Zachary K. Bradford Zachary K Bradford Title: Chief Financial Officer

