Form 10-Q
period 2017-06-30
CLEANSPARK, INC.
filed 2017-08-14
CIK 827876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.

[ ] Large accelerated filer	[ ] Accelerated filer
[ ] Non-accelerated filer	[X] Smaller reporting company
[ ] Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X]

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 33,370,971 common shares as of August 13, 2017.

2

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of June 30, 2017 and September 30, 2016 (unaudited);

F-2	Consolidated Statements of Operations for the three and nine months ended June 30, 2017 and 2016 (unaudited);

F-3	Consolidated Statements of Cash Flow for the nine months ended June 30, 2017 and 2016 (unaudited);

F-4	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended June 30, 2017 are not necessarily indicative of the results that can be expected for the full year.

3

CLEANSPARK INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2017	September 30, 2016
ASSETS
Current assets
Cash	$150,049	$436,529
Accounts receivable	38,567	57,095
Due from Shareholder	—	53,020
Prepaid expense	40,624	57,722
Total current assets	229,240	604,366

Flexpower system	18,749,255	19,675,986
Goodwill	4,919,858	4,919,858
Microgrid Assets	3,553,494	4,567,838
Intangible assets	2,282,725	2,467,930
Fixed Assets	686,417	782,975
Deposits	5,742	589

Total assets	30,426,731	33,019,542

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$89,890	$291,187
Customer deposits	15,000	—
Due to related parties	44,460	63,973
Loans	15,423	2,261
Total current liabilities	164,773	357,421

Total liabilities	164,773	357,421

Stockholders' equity (deficit)
Common stock; $0.001 par value; 100,000,000 shares authorized; 33,277,221 and 27,834,415 shares issued and outstanding as of June 30, 2017 and September 30, 2016, respectively	33,278	27,834
Preferred stock; $0.001 par value; 10,000,000 shares authorized; 1,000,000 and 1,000,000 shares issued and outstanding as of June 30, 2017 and September 30, 2016, respectively	1,000	1,000
Additional paid-in capital	40,118,935	39,068,127
Accumulated earnings (deficit)	(9,891,255)	(6,434,840)
Total stockholders' equity (deficit)	30,261,958	32,662,121

Total liabilities and stockholders' equity (deficit)	$30,426,731	$33,019,542

The accompanying notes are an integral part of these financial statements.

CLEANSPARK INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

Revenues	$103,908	$—	$388,541	$—

Cost of revenues	71,305	—	263,893	—

Gross profit	32,603	—	124,648	—

Operating expenses
Professional fees	274,004	54,403	788,948	268,560
Payroll expenses	93,322	—	102,611	—
Research and development	30	50,000	398	51,826
General and administrative expenses	110,349	15,674	255,751	42,293
Depreciation and amortization	1,004,317	13,426	2,302,861	33,911
Total operating expenses	1,482,022	133,503	3,450,569	396,590

Loss from operations	(1,449,419)	(133,503)	(3,325,921)	(396,590)

Other income (expense)
Loss on settlement of debt	—	—	(117,414)	—
Interest expense	(158)	—	(263)	—
Loss on disposal of assets	—	—	(12,817)	721
Total other income (expense)	(158)	—	(130,494)	721

Net income (loss)	$(1,449,577)	$(133,503)	$(3,456,415)	$(395,869)

Basic income (loss) per common share	$(0.04)	$(0.01)	$(0.11)	$(0.02)

Basic weighted average common shares outstanding	32,747,207	21,058,415	31,785,837	20,842,065

The accompanying notes are an integral part of these financial statements.

CLEANSPARK INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	June 30, 2017	June 30, 2016
Cash Flows from Operating Activities
Net loss	$(3,456,415)	$(395,869)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on disposal of fixed assets	12,817	—
Stock based consulting	118,880	149,126
Depreciation and amortization	2,302,861	33,267
Loss on settlement of debt	117,414	—
Changes in assets and liabilities
(Increase) decrease in prepaid expense	(33,032)	(850)
(Increase) decrease in deposits	(5,153)	1,769
Increase in accounts receivable	18,528	—
Increase in customer deposits	15,000	—
Increase (decrease) in accounts payable	(53,191)	6,222
Increase (decrease) in accounts payable related party	(19,513)	—
Net cash from operating activities	(981,804)	(206,335)

Cash Flows from investing
Purchase of intangible assets	(23,704)	(6,315)
Purchase of fixed assets	(97)	(9,750)
Investment in Microgrid assets	(5,566)	—
Investment in Flexpower system	(70,473)	—
Cash received on sale of assets	7,000	721
Net cash used in investing activities	(92,840)	(15,344)

Cash Flows from Financing Activities
Payments on short-term loans	(12,544)	—
Proceeds from short term notes	25,706	—
Proceeds from issuance of common stock	775,002	215,000
Net cash from financing activities	788,164	215,000

Net increase (decrease) in Cash	(286,480)	(6,679)

Beginning cash balance	436,529	88,533

Ending cash balance	$150,049	$81,854

Supplemental disclosure of cash flow information
Cash paid for interest	$263	$—
Cash paid for tax	$—	$—

Non-Cash investing and financing transactions
Cashless exercise of options	$4,399	$—
Stock issued to settle debt	$212,500	$—
Shares for services	$68,750	$11,666
Options and warrants for services	$—	$138,005

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

The services offered consist of turn-key microgrid implementation services, microgrid design and engineering, project development consulting services and solar photovoltaic installation and consulting. The work is performed under fixed price bid contracts, and negotiated price contracts. The Company performed all of its work in California during 2016 and the first six months of 2017.

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

Going concern – The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $9,891,255 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Revenue Recognition – The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” and No. 104, “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured. For the nine months ended June 30, 2017 and 2016 the Company reported revenues of $388,541 and $0, respectively.

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

The Asset, “Costs in excess of billings”, represents revenues recognized in excess of amounts billed on contracts in progress. The Liability, “Billings in excess of costs”, represents billings in excess of revenues recognized on contracts in progress. At June 30, 2017 and September 30, 2016, the costs in excess of billings balance were $0 and $0, and the billings in excess of costs balance were $0 and $0, respectively.

Accounts receivables are recorded on contracts for amounts currently due based upon progress billings, as well as retention, which are collectible upon completion of the contracts.  Accounts payable to material suppliers and subcontractors are recorded for amounts currently due based upon work completed or materials received, as are retention due subcontractors, which are payable upon completion of the contract.  General and administrative expenses are charged to operations as incurred and are not allocated to contract costs. Retention receivable is the amount withheld by a customer until a contract is completed. Retention receivables of $0 and $0 were included in the balance of trade accounts receivable as of June 30, 2017 and September 30, 2016, respectively.

Accounts Receivable – Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms. The Company performs ongoing credit evaluation of its customers and management closely monitors outstanding receivables based on factors surrounding the credit risk of specific customers, historical trends, and other information. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded. Accounts receivable are presented net of an allowance for doubtful accounts of $9,000 and $0 at June 30, 2017, and September 30, 2016, respectively.

Cash and cash equivalents – For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. There was $150,049 and $436,529 in cash and cash equivalents as of June 30, 2017 and September 30, 2016, respectively.

Concentration Risk

At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of FDIC limits. As of June 30, 2017, the cash balance in excess of the FDIC limits was $0. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in these accounts.

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

Warranty Liability – The Company establishes warranty liability reserves to provide for estimated future expenses as a result of installation and product defects, product recalls and litigation incidental to the Company’s business.  Liability estimates are determined based on management’s judgment, considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, consultations with third party experts such as engineers, and discussions with the Company’s general counsel and outside counsel retained to handle specific product liability cases.  The Company’s manufacturers and service providers currently provide substantial warranties between ten to twenty-five years with full reimbursement to replace and install replacement parts.  Warranty costs and associated liabilities for the periods ended June 30, 2017 and September 30, 2016 were $0 and $0, respectively.

Stock-based compensation – The Company follows the guidelines in FASB Codification Topic ASC 718-10 “Compensation-Stock Compensation,” which provides investors and other users of financial statements with more complete and neutral financial information, by requiring that the compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. ASC 718-10 covers a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. On June 9, 2017, the Company implemented an employee stock based compensation plan but has not yet issued any securities under this plan.

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

The Company tests for indefinite lived intangibles and goodwill impairment in the fourth quarter of each year and whenever events or circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable. In accordance with its policies, the Company performed a qualitative assessment of indefinite lived intangibles and goodwill at September 30, 2016  , and determined there was no impairment of indefinite lived intangibles and goodwill.

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

Segment Reporting – Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker, or decision-making group, in deciding the method to allocate resources and assess performance. The Company currently has one reportable segment for financial reporting purposes, which represents the Company's core business.

Recently Issued Accounting Pronouncements –The Company has evaluated the all recent accounting pronouncements through ASU 2017-11, and believes that none of them will have a material effect on the Company's financial position, results of operations or cash flows.

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

	Three Months ended,	Nine Months ended,
	June 30, 2016	June 30, 2016
Total revenues	$3,750	$1,892,625
Net Income (loss)	(644,451)	(3,297,292)
Basic net income (loss) per common share	$(0.02)	$(0.12)

5. FIXED ASSETS

During the nine months ending June 30, 2017, the Company disposed of fixed assets with a net book value of $19,817 in exchange for consideration of $7,000. As a result, the company reported a $12,817 loss on disposal of assets for the nine months ending June 30, 2017.

Fixed assets consist of the following as of June 30, 2017 and September 30, 2016:

	June 30, 2017	September 30, 2016
Machinery and equipment	$748,028	$769,276
Furniture and fixtures	72,253	72,484
Total	820,281	841,760
Less: accumulated depreciation	(133,864)	(58,785)
Fixed assets, net	$686,417	$782,975

Depreciation expense for the nine months ended June 30, 2017 and 2016 was $76,838 and $31,825, respectively.

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

The microgrid assets were acquired as part of the CleanSpark acquisition and were initially capitalized at $4,625,339, which was deemed to be the fair value of the assets at the time of the acquisition.

The microgrid assets consist of the following as of June 30, 2017 and September 30, 2016:

	June 30, 2017	September 30, 2016
Camp Pendleton FractalGrid	$4,630,905	$4,625,339
Less: accumulated depreciation	(1,077,411)	(57,501)
Fixed assets, net	$3,553,494	$4,567,838

Depreciation expense for the nine months ended June 30, 2017 and 2016 was $1,019,910 and $0, respectively.

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

The FlexPower System proprietary software and methodology was acquired as part of the CleanSpark acquisition and the project was capitalized at $20,007,624, which was deemed to be the fair value of the assets at the time of the acquisition.

The FlexPower system consist of the following as of June 30, 2017 and September 30, 2016:

	June 30, 2017	September 30, 2016
FlexPower System	$20,078,097	$20,007,624
Less: accumulated amortization	(1,328,842)	(331,638)
Intangible assets, net	$18,749,255	$19,675,986

Amortization expense for the nine months ended June 30, 2017 and 2016 was $997,204 and $0, respectively.

8.    INTANGIBLE AND OTHER ASSETS

Intangible assets consist of the following as of June 30, 2017 and September 30, 2016:

	June 30, 2017	September 30, 2016
Patents	$86,208	$82,641
Websites	12,582	9,777
Brand and Client lists	2,497,472	2,497,472
Trademarks	5,928	4,858
Software	26,990	10,728
Less: accumulated amortization	(346,455)	(137,546)
Intangible assets, net	$2,282,725	$2,467,930

Amortization expense for the nine months ended June 30, 2017 and 2016 was $208,909 and $1,873, respectively.

9. RELATED PARTY TRANSACTIONS

On October 1, 2014, the Company entered into a Consulting agreement, as amended with Matthew Schultz, its Chief Executive Officer for management services. In accordance with this agreement, Mr. Schultz provides services to the Company in exchange for $15,000 per month, a taxable insurance stipend, and a 0.5% bonus on revenues plus reimbursable expenses incurred until cancelled by either party. During the nine months ending June 30, 2017, $145,157 was recorded as a consulting expense under this agreement. As of June 30, 2017. Mr. Schultz was owed $537 in accrued compensation and unreimbursed expenses in accordance with this agreement.

On July 1, 2016, the Company entered into a Consulting agreement with Zachary Bradford, its President and Chief Financial Officer for management services. In accordance with this agreement, Mr. Bradford provides services to the Company in exchange for $15,000 per month, a taxable insurance stipend, and a 0.5% bonus on revenues plus reimbursable expenses incurred. During the nine months ending June 30, 2017, $145,157 was recorded as a consulting expenses under this this agreement. As of June 30, 2017. Mr. Bradford was owed $28,314 in accrued compensation and unreimbursed expenses in accordance with this agreement.

On July 1, 2016, the Company entered into a Consulting agreement with Bryan Huber, its Chief Operating Officer for management services. In accordance with this agreement, Mr. Huber provides services to the Company in exchange for $2,000 to $2,250 per week, a taxable insurance stipend, and a 0.5% bonus on revenues plus reimbursable expenses incurred. During the nine months ending June 30, 2017, $89,794 was recorded as a consulting expenses under this this agreement. As of June 30, 2017. Mr. Huber was owed $9,083 in accrued compensation and unreimbursed expenses in accordance with this agreement.

On March 10, 2017, the Company entered into a Consulting agreement with Adam Maher, its Senior Vice President for management and business development services. In accordance with this agreement, Mr. Maher provides services to the Company in exchange for $2,308 per week a 0.5% bonus on revenues, 2.0% on revenue from direct sales plus reimbursable expenses incurred. $40,700 was recorded as a consulting expenses under this this agreement. As of June 30, 2017. Mr. Maher was owed $939 in accrued compensation and unreimbursed expenses in accordance with this agreement.

The Company’s line of business requires high skilled employees who are appropriately compensated for their specialized skills. Employment agreements range from $90,000 to $172,500 per year, include a taxable stipend for healthcare, performance bonuses and are subject to standard payroll taxes.

On February 6, 2017, the Company and CleanSpark Holdings, LLC (“Holdings”) entered into an Assumption of Debt Agreement to settle Debts Holdings owed the Company related to the June, 30, 2016 Purchase Agreement. Pursuant to the Purchase Agreement, the Company agreed to assume up to $200,000 in liabilities arising out of the assets. In the course of subsequent due diligence, CleanSpark discovered that they had actually assumed $275,586 in liabilities. As a result of the overage in assumed liabilities, Holdings paid the Company $25,000 and remained indebted to CleanSpark for the overage amount of $50,586. Holdings agreed to reassume $44,919 in settlement of the full amount of the debt overage and the Company agreed to accept the assumption of $44,919 in settlement of the full amount of the Debt overage. A loss on settlement of debt of $5,667 was recorded by the Company as a result of the agreement.

10. PREPAID EXPENSES

Prepaid expenses consist of the following as of June 30, 2017 and September 30, 2016:

	June 30, 2017	September 30, 2016
Prepaid stock compensation	$—	$50,130
Prepaid compensation	4,250
Prepaid rents	850	850
Prepaid dues and subscriptions	8,590	—
Prepaid insurance and bonds	24,434	6,742
Total prepaid expenses	$40,624	$57,722

On January 22, 2016, the Company appointed Mr. Greg Gohlinghorst as a member of the Company’s board of advisors. He was issued 35,000 shares of common stock for his appointment.  The shares were valued at $105,000 or $3.00 per share. The amount was capitalized as a prepaid expense and amortized over a twelve-month term; during the nine months ended June 30, 2017, the Company recorded an expense of $32,705.

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

As compensation for the services under the Agreement, the Company agreed to pay HIR a cash monthly fee of $3,500 for the first six months of the agreement. The monthly fee increased to $6,500 starting in the seventh month. The Company also agreed to issue to HIR 20,000 shares of restricted common stock within 30 days of execution. The shares were valued at $60,000 or $3.00 per share. The Stock compensation has been recorded as a prepaid expense and is being amortized evenly over the twelve-month service period. During the nine months ending June 30, 2017, the Company recorded $17,425 in stock based compensation associated with this agreement.

11. STOCKHOLDERS’ EQUITY (DEFICIT)

Overview

The Company’s authorized capital stock consists of 100,000,000 shares of common stock and 10,000,000 shares of preferred stock, par value $0.001 per share. As of June 30, 2017, there were 33,277,221 shares of common stock issued and outstanding and 1,000,000 shares of preferred stock issued and outstanding.

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

Common Stock issuances

During the period commencing October 1, 2016 through June 30, 2017, the Company received $775,000 from 21 investors pursuant to private placement agreements with the investors to purchase 968,750 shares of the Company’s $0.001 par value common stock at a purchase price equal to $0.80 for each share of Common stock.

In November of 2016, the Company issued 2,932,704 shares of common stock to two officers for the cashless exercise of 3,000,000 options.

In December of 2016, the Company issued 1,466,352 shares of common stock to a director for the cashless exercise of 1,500,000 options.

On April 13, 2017, the Company issued 25,000 shares of common stock to a consultant for services the shares were valued at $2.75 per shares or $68,750, which was the quoted closing price of our Common stock on the date of issuance.

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

12. STOCK WARRANTS

The following is a summary of stock warrant activity during the year ended September 30, 2016 and nine months ended June 30, 2017.

	Number of Shares	Weighted Average Exercise Price
Balance, September 30, 2015	8,097,600	$0.10
Warrants granted and assumed	5,014,500	$1.38
Warrants expired	—	—
Warrants canceled	—	—
Warrants exercised	—	—
Balance, September 30, 2016	13,112,100	$0.59
Warrants granted and assumed	—	$—
Warrants expired	—	—
Warrants canceled	—	—
Warrants exercised	4,500,000	0.083
Balance, June 30, 2017	8,612,100	$0.85

As of June 30, 2017, there are warrants exercisable to purchase 8,612,100 shares of common stock in the Company.

NOTE 13. STOCK OPTIONS

The Company sponsors a stock-based incentive compensation plan known as the 2017 Incentive Plan (the “Plan”), which was established by the Board of Directors of the Company in June 2017. A total of 3,000,000 shares were initially reserved for issuance under the Plan. No options have been granted at June 30, 2017.

The Plan allows the Company to grant incentive stock options, non-qualified stock options, stock appreciation right, or restricted stock. The incentive stock options are exercisable for up to ten years, at an option price per share not less than the fair market value on the date the option is granted. The incentive stock options are limited to persons who are regular full-time employees of the Company at the date of the grant of the option. Non-qualified options may be granted to any person, including, but not limited to, employees, independent agents, consultants and attorneys, who the Company’s Board believes have contributed, or will contribute, to the success of the Company. Non-qualified options may be issued at option prices of less than fair market value on the date of grant and may be exercisable for up to ten years from date of grant. The option vesting schedule for options granted is determined by the Board of Directors at the time of the grant. The Plan provides for accelerated vesting of unvested options if there is a change in control, as defined in the Plan.

14. COMMITMENTS AND CONTINGENCIES

On January 22, 2016, the Company relocated its corporate office to 70 North Main Street, Suite 105, Bountiful, Utah 84010. The Company executed a one-year lease agreement that calls for the Company to make payments of $850 per month. The Company has prepaid rent for January 2017. Future minimum lease payments under the operating leases for the facilities as of June 30, 2017, are $0. The Company continues to occupy the leased space on a month to month basis at a rate of $850 per month.

CleanSpark, LLC has agreed to warranty and maintain the microgrid assets located on the Fractalgrid Demonstration Facility to Camp Pendleton Marine Corp Base. In exchange, the Company has been granted the permission to locate its system on the base and the access to conduct guided tours of the Fractalgrid Demonstration Facility for the Company’s potential customers.

On December 16, 2016, the Company executed an 18-month lease agreement at 6365 Nancy Ridge Drive, 2nd Floor, San Diego California. The Company executed a one-year lease agreement that calls for the Company to make payments of $2,375 per month through December 31, 2017 and $2,446 per month from January 1, 2018 through May 31, 2018. Future minimum lease payments under the operating leases for the facilities as of June 30, 2017, are $7,125 and $19,335 for the fiscal years ending September 30, 2017 and 2018, respectively.

15.   MAJOR CUSTOMERS AND VENDORS

For the nine months ended June 30, 2017 and 2016, the Company had the following customers that represented more than 10% of sales.

	June 30, 2017	June 30, 2016
Bethel-Webcor JV-1	11.8%	—
Jacobs/ HDR a joint venture	15.2%	—
Macerich	21.4%	—
Firenze	23.4%	—

For the nine months ended June 30, 2017 and 2016, the Company had the following suppliers that represented more than 10% of direct material costs.

	June 30, 2017	June 30, 2016
CED Greentech	45.7%	—
Simpliphi Power	12.3%	—

16.    SUBSEQUENT EVENTS

During the period commencing July 1, 2017 through August 10, 2017, the Company received $75,000 from 6 investors pursuant to private placement agreements with the investors to purchase 93,750 shares of the Company’s $0.001 par value common stock at a purchase price equal to $0.80 for each share of Common stock.

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

Results of operations for the three and nine months ended June 30, 2017 and 2016

Revenues

We earned revenues of $103,908 during the three months ending June 30, 2017, as compared with no revenues for the same period ended 2016. We earned revenues of $388,541 during the nine months ending June 30, 2017, as compared with no revenues for the same period ended 2016.

Most of our revenue for the three and nine months ended June 30, 2017 was in the form of design income from the CleanSpark side of our business. This income was the result of a contract to perform engineering designs for a microgrid layout. While we benefit from the revenues generated from this type of service, we hope to generate more significant revenue from customers that hire us to construct, operate and maintain our System. We hope to have more news on these efforts in future reports. However, because we only just acquired CleanSpark and given the contractual contingencies with CleanSpark’s customers and its early stage of operation, we are unable to estimate with any degree of certainty the amount of future revenues, if any, from existing or future contracts. Also, we do not anticipate earning significant revenues from our Gasifier business until such time that we have fully developed our technology and are able to market our products.

Cost of revenues

We had cost of revenues of $71,305 for the three months ended June 30, 2017, as compared with $0 for the three months ended June 30, 2016. We had costs of revenues of $263,893 for the nine months ended June 30, 2017, as compared with $0 for the nine months ended June 30, 2016. Our operating expenses for all periods was mainly the result of materials, subcontractors and direct labor expense.

Material expenses increased to $16,333 and $121,927 for the three and nine months ended June 30, 2017, respectively, from $0 and $0 for the same periods ended June 30, 2016, respectively. Our materials expense for the three and nine months ended June 30, 2017 consisted mainly of the cost of solar panels and energy storage.

Direct labor increased to $37,908 and $93,254 for the three and nine months ended June 30, 2017, respectively, from $0 and $0 for the same periods ended June 30, 2016, respectively. Our direct labor expenses for the three and nine months ended June 30, 2017 consisted mainly of allocated payroll costs of employees and consultants.

Subcontractor expenses increased to $11,605 and $35,951 for the three and nine months ended June 30, 2017, respectively, from $0 and $0 for the same periods ended June 30, 2016, respectively. Our subcontractor expenses for the three and nine months ended June 30, 2017 consisted mainly of fees charged by subcontractors for installation of solar panels and energy storage.

Operating Expenses

We had operating expenses of $1,482,022 for the three months ended June 30, 2017, as compared with $133,503 for the three months ended June 30, 2016. We had operating expenses of $3,450,569 for the nine months ended June 30, 2017, as compared with $396,590 for the nine months ended June 30, 2016. Our operating expenses for all periods was mainly the result of professional fees, payroll expenses, general and administrative fees and depreciation and amortization.

Professional fees increased to $274,004 and $788,948 for the three and nine months ended June 30, 2017, respectively, from $54,403 and $268,560 for the same periods ended June 30, 2016, respectively. Our professional fees expenses for the three and nine months ended June 30, 2017 consisted mainly of officer and stock-based fees for consulting, investor relations fees, legal fees and sales consulting fees. Our professional fees expenses for the three and nine months ended June 30, 2016 consisted mainly of legal and accounting fees and officer fees for consulting.

Payroll expenses were $93,322 and $102,611 for the three and nine months ended June 30, 2017, respectively, from no payroll fees for the same periods ended June 30, 2016.

General and administrative fees increased to $110,349 and $255,751 for the three and nine months ended June 30, 2017, respectively, from $15,674 and $42,293 for the same periods ended June 30, 2016, respectively. Our general and administrative expenses for the three and nine months ended June 30, 2017 consisted mainly of travel and entertainment expenses, rent, insurance and office expenses. Our general and administrative expenses for the three and nine months ended June 30, 2016 consisted mainly of office and rent expenses and general expenses incurred as a result of fundraising efforts.

Depreciation and amortization expense increased to $1,004,317 and $2,302,861 for the three and nine months ended June 30, 2017, respectively, from $13,426 and $33,911 for the same periods ended June 30, 2016, respectively.

We expect that our operating expenses will increase in future quarters as we further implement our business plan. If we obtain deployment contracts for our System, we will be required to hire and compensate additional personnel and support increased operations.

Other Expenses

We had other expenses of $158 and $130,494 for the three and nine months ended June 30, 2017, respectively, compared with other income of $0 and $721 for the same periods ended June 30, 2016, respectively. Our other expenses for the nine months ended June 30, 2017 consisted mainly of the loss on the settlement of debt.

Net Loss

We recorded a net loss of $1,449,577 and $3,456,415 for the three and nine months ended June 30, 2017, respectively, as compared with a net loss of $133,503 and $395,869 for the same periods ended June 30, 2016, respectively.

Liquidity and Capital Resources

As of June 30, 2017, we had total current assets of $229,240, consisting of cash, accounts receivable and prepaid expenses, and total assets in the amount of $30,426,731. Our total current liabilities as of June 30, 2017 were $164,773. We had working capital of $64,467 as of June 30, 2017.

Operating activities used $981,804 in cash for the nine months ended June 30, 2017, compared with $206,335 for the same period ended June 30, 2016. Our net loss of $3,456,415 was the main component of our negative operating cash flow for the nine months ended June 30, 2017, offset mainly by depreciation and amortization of $2,302,861.

Cash flows used by investing activities during the nine months ended June 30, 2017 was $92,840, as compared with $15,334 for the same period ended June 30, 2016. Our purchase of fixed and intangible assets and investments in our System were the main components of our negative investing cash flow for the nine months ended June 30, 2017, offset by cash received on the sale of assets.

Cash flows provided by financing activities during the nine months ended June 30, 2017 amounted to 788,164, compared with $215,000 for the same period ended June 30, 2016. Proceeds of $775,002 from our private offering of securities and $25,706 in short term loans were the main components of our positive financing cash flow for the nine months ended June 30, 2017, offset by $12,544 in payments on short-term loans.

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

Off Balance Sheet Arrangements

As of June 30, 2017, there were no off balance sheet arrangements.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred cumulative net losses of $9,891,255 since our inception and require capital for our contemplated operational and marketing activities to take place. Our ability to raise additional capital through future issuances of common stock is unknown. The obtainment of additional financing, the successful development of our contemplated plan of operations, and our transition, ultimately, to the attainment of profitable operations are necessary for us to continue operations. The ability to successfully resolve these factors raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Item 4.     Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2017. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2017, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of June 30, 2017, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2017 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

During the period commencing October 1, 2016 through June 30, 2017, we received $775,000 from 21 investors pursuant to private placement agreements with the investors to purchase 968,750 shares of our common stock at a purchase price equal to $0.80 per share.

During the period from July 1, 2017 through August 10, 2017, we received $75,000 from 6 investors pursuant to private placement agreements with the investors to purchase 93,750 shares of our common stock at a purchase price equal to $0.80 per share.

On April 13, 2017, we issued 25,000 shares of common stock to a consultant for services the shares were valued at $2.75 per shares or $68,750, which was the quoted closing price of our Common stock on the date of issuance.

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

Item 3.     Defaults upon Senior Securities

None

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 14, 2017

By: /s/ S. Matthew Schultz S. Matthew Schultz Title: Chief Executive Officer

Date:	August 14, 2017

By: /s/Zachary K. Bradford Zachary K Bradford Title: Chief Financial Officer

