Form 10-K
period 2017-09-30
CLEANSPARK, INC.
filed 2018-01-16
CIK 827876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2017

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

Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $65,004,260

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 33,908,894 shares as of January 11, 2018

2

PART I

Item 1. Business

Our Business

We are in the business of acquiring, licensing and marketing patents and technology to create sustainable energy for our energy customers. Our mission is to lead a revolution in transforming global energy into a clean, affordable, and sustainable infrastructure that promotes socio-economic upliftment.

Last year we entered into an asset purchase agreement and amendment thereto (the “Purchase Agreement”), and acquired substantially all of the assets of CleanSpark Holdings, LLC. As a result of the Purchase Agreement and the acquisition of the assets, we have taken over the CleanSpark business as another opportunity in the energy sector, along with our existing Gasifier business. We believe that that synergies created from these businesses will strengthen our overall capacity to obtain financing, increase our customer base, open new distribution channels and increase our competitive strength in the energy market, all to the ultimate benefit of our shareholders.

Our Flex Power System Business

Integral to CleanSpark’s business is the Flex Power System (the “System”), which is composed of propriety software and microgrid engineering trade secrets, which we acquired in the acquisition of the assets. The Microgrid that utilize our System are capable of providing secure, sustainable energy with significant cost savings for its energy customers. The System allows customers to efficiently manage renewable energy generation, storage and consumption. By having autonomous control over the facets of energy usage and storage, customers are able to reduce their dependency on utilities, thereby keeping energy costs relatively constant over time. The overall aim is to transform energy consumers into energy producers by supplying power that anticipates their routine instead of interrupting it.

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

A microgrid is comprised if any number of generation, energy storage, and smart distribution assets that serve a single or multiple loads, both connected to the grid and “islanded.” In the past, microgrids have consisted or off-grid generators organized with controls to provide power where utility lines cannot run. Today, modern microgrids integrate renewable energy generation systems (REGS) with advanced energy storage devices and interoperate with the local utility grid. Advanced autonomous cyber-secure microgrids controls relay information between intelligent hardware and localized servers to make decisions in real-time that deliver optimum power where it is needed, when it is needed.

Our System is an integrated microgrid control platform that seamlessly integrates all forms of energy generation with energy storage devices and controls facility loads to provide energy security in real time free of cyber threats. Able to interoperate with the local utility grid, the System brings users the ability to choose when to buy or sell power to and from the grid, enabling what we believe is the most cost effective power solution that exists on the current market.

Our System is ideal for commercial, industrial, mining, defense, campus and residential users and ranges in size from 4KW to 100MW and beyond and can deliver power at or below the current cost of utility power.

Our services consist of turn-key microgrid implementation services, microgid design and engineering, project development consulting services and solar photovoltaic installation and consulting. The work is performed under fixed price bid contracts, and negotiated price contracts.

mPulse Software Suite

mPulse is a modular platform that enables fine-grained control of a Microgrid based on customer operational goals, equipment and forecasts of load and generation. mPulse performs high-frequency calculations, threshold-based alarming, execution of domain-specific business rules, internal and external health monitoring, historical data persistence, and system-to-operator notifications. The modular design increases system flexibility and extensibility. In addition, the deployment of the mPulse system follows a security-conscious posture by deploying hardware-based firewalls as well as encryption across communication channels. mPulse allows configuration for site-specific equipment and operation and provides a clean, informative user interface to allow customers to monitor and analyze the data streams that describe how their microgrid is operating.

mPulse supports CleanSpark’s innovative fractal approach to microgrid design, which enables multiple microgrids on a single site to interact in a number of different ways, including as peers, in a parent-child relationship, and in parallel or completely disconnected. Each grid can have different operational objectives, and those operational objectives can change over time. Any microgrid can be islanded from the rest of the microgrid as well as the larger utility grid. The mPulse software can control the workflow required in both the islanding steps as well as the reconnecting steps of this maneuver and coordinate connected equipment such that connections are only made when it is safe to do so. The mPulse software has proven to be robust and reliable, operating successfully at the Camp Pendleton FractalGrid installation continuously for over 3 years with minimal maintenance and support required.

 Dynamic Network Analysis Software Suite (DNA)

The Dynamic Network Analysis (DNA) tool provides a robust microgrid modeling solution. DNA takes utility rate data and load data for a customer site and helps automate the sizing and analysis of potential microgrid solutions as well as providing a financial analysis around each grid configuration. DNA uses historical weather data to generate projected energy generation from PV arrays and models how storage responds to varying operational modes and command logics based upon predicted generation and load curves. DNA analysis multiple equipment combinations and operation situation to determine the optimal grid configuration for a site based on the financials, equipment outlay, utility cost savings, etc., to arrive at payback and IRR values. This ultimately provides us with data to design a microgrid that will meet the customers’ performance benchmarks.

We recently increased our internal team of software developers in August of 2017.  Our existing systems (mPulse1.0/DNA1.0) works well, but integrates a number of codes and requires some custom engineering for each client implementation. Our upgraded software (mPulse 2.0/DNA2.0) is expected to provide a more streamlined, maintainable, self-configuring, and scalable solution for our clients and allow us to more quickly and profitability implement our solution across multiple and rapidly increasing customer sites. We are developing a solution that can be implemented with either basic or advanced features to meet the needs of our customers and will be launching the features across our platform upon completion.  We expect the Version 2 improvements upon Version 1 software features to be completed as outlined below:

Planned improvements

On September 27, 2017, the Company launched its development of mPulse 2.0 and DNA 2.0. These improvements are being built into our existing software platforms and add significant improvements, which focus on positioning, integration, focus and quality, as outlined below.

Positioning

When mPulse originally was developed, a main focus of the platform and the industry was resiliency of microgrid operation, specifically in military contexts. Since that time, the microgrid landscape has continued to evolve, and there is growing opportunity within the commercial and industrial space as the markets in these spaces desire microgrids capable of obtaining the highest economic advantage.

Further, this growing focus on economic advantage is in line with the continued market evolution toward an open energy market at regional levels. CleanSpark wants to be well positioned to enter into this market at each step of its availability, from responding to demand response requests all the way through participating in ancillary grid service markets and fully open transactive energy markets as regulation matures. To position ourselves, the mPulse platform operation is being improved to mirror the predicted energy market progression by implementing internal markets at each level of the system.

In these internal markets, energy producing assets are modeled as sellers, and energy consuming assets are modeled as buyers, with the market playing matchmaker between the two and virtually “selling” available energy to the highest bidder, thereby satisfying the energy loads at the highest economic advantage for both participants at any given moment.

The internal energy market running at our customers’ sites will take daily feeds of production and load forecasts from the platform to set up the daily market parameters, then ingest a stream of current positions of both buyers and sellers as well as their individual pricing information, which is calculated based on the details of the energy rate under which those consumers operate. Consumers bid into the market along the schedule of the specific rate structure under which those loads operate, with bids including the calculated value of energy and power based on that rate and the predicted total use and power profile during the time period of that bid. Based on the predicted generation profile and the other active bids currently being satisfied, the market either fills or cannot fill the newly received bid, and based on the market’s feedback, the consumer’s operation mode and setpoint will change, which will determine the actual control commands sent to related equipment.

This market scenario is mirrored at every level, from an individual node potentially consisting of only one producer and one consumer (power source and meter, respectively), to a higher-level node, in which other nodes participate as either net producers or net consumers, to the site level, and even up to regional level, where sites may participate in the market directly. At each level, details of the level below are aggregated and abstracted away, so each level operates in a simple and self-similar way, mirroring the physical construction of the FractalGrid. These markets shine in optimization scenarios, especially around times of just enough supply or even slight scarcity, which are expected to allow CleanSpark to reap the maximum economic value for our customers even in the case of undersized grids. . In addition, this flexibility allows for ease of integration for new market participants at each level as regulation matures to support further Demand Response programs, ancillary service markets, and eventually peer-to-peer transactive energy.

Integration

While DNA has been invaluable in evaluating sites for potential solutions and then creating detailed proposals for those sites, it currently exists as a siloed application. The two tools will be integrated and share fundamental portions of the platform, which will enable increased consistency, performance, feedback and overall system improvements.

At its root, DNA is a simulation platform that models the interactions of generation, load, and storage. This simulation uses customer-supplied or CleanSpark-derived load data, generation forecasts, and modeled storage behavior to take a virtual site step by step through a time period with different operation and equipment scenarios. Ultimately, this gives us data to produce a proposal and performance benchmarks that we may be obligated to meet during actual site operation. In order to maximize the probability of meeting those performance obligations, we will use the very same operational logic within the virtual site simulation, which will enable us to embed the economic optimization market functionality within our proposal tool. This not only will help ensure our ability to produce the results we predict, it will also help us understand the maximum value our system can provide to the customer from the start, which may increase the number of opportunities open to us to pursue, unlocking more business.

By integrating the architectural patterns and cloud operating platform of DNA and mPulse we will increase performance of both tools, which will enable us to run large numbers of simulation scenarios in parallel, increasing our analysis throughput. The elastic nature of the cloud will facilitate our storing much more data which includes both information used as inputs to DNA simulations as well as the simulation results. This data will quickly grow into a wealth of data that will enable feedback into the model as well as continuous refinement of the parameters that define optimal sites we should pursue, allowing us to target our business development efforts.

Focus

For mPulse 2.0, we are focusing on furthering the development of the economic optimization logic in the platform, including an increased push toward deep learning algorithms and more effective forecasting both on solar generation and facility load.

Quality

We employ a quality-first mindset in all aspects of our software design. From a software architecture point of view, this translates in designing for the maintainability, extensibility, scalability, availability, accessibility, and deployability of the system.

These planned improvements paired with our design and engineering methods and experience should help keep CleanSpark on the cutting edge of the microgrid industry.

MicroGrid Development Projects

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

The project included integration of our proprietary software and controls platform with a variety of energy storage technologies. The system utilizes solar energy generated by pre-existing existing fixed-tilt solar photovoltaic panels and fifteen dual axis tracking concentrated photovoltaic units. Our distributed controls combine the generation with energy storage technologies to create four separate microgrids that self-align together to create a larger microgrid that ties directly into the larger utility grid at the 12kV level, allowing the base to consume energy from the most reliable, affordable source at any given time. The system provides a 100% renewable and sustainable solution to energy security.

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

In May of 2017 we completed the first and second stages of a contract for $75,000 for engineering and design and $60,000 for optimization and control logic development. In July of 2017, we were awarded the contract to construct the Microgrid we designed. The $900,000 sub-contract awarded by Bethel-Webcor JV is to install a turn-key advanced microgrid system at the U.S. Marine Corps Base Camp Pendleton. The contract is in direct support of the United States Department of Navy's communication information system (CIS) operations complex that was recently awarded to the Joint-Venture. We anticipate the requirement of $150,000 in project financing, line of credit or similar funding to complete this project. As of the date of this filing we anticipate the Company will execute on the $900,000 construction contract between February 2018 and October 2018.

In May of 2017, we were able to engineer, design and install a fully off-grid, triple-redundant power system at a private, residential estate in Southern California.

In October of 2017, Green Dragon, a Controlled Environment Agriculture Cannabis Company based in North Hollywood, California, has contracted us as their microgrid solutions provider. The first phase of the Green Dragon microgrid will employ solar, energy storage, and advanced controls to immediately reduce the monthly electricity bill of the indoor grow facility by up to 82%. Key to the system's aggressive payback schedule is CleanSpark's mPulse software that will virtually eliminate the demand charges which previously accounted for almost 50% of Green Dragon's monthly bill.

These projects are examples of the far reaching capabilities of our System and the variety of applications that are available as plug and play solutions. We are pursuing additional microgrid projects and anticipate the need for additional short-term project line of credit or other similar financing of up to $750,000 over the next twelve months to effectively execute on these proposals.

Our Gasifier Business

Integral to our existing business is the Gasifier. We own Patent Nos. 9,359,567, 8,518,133 8,105,401 and 8,347,829  protecting our gasification technology and process for using feedstock comprising gaseous fuel. Our technology converts any organic material into SynGas. SynGas can be used as clean, renewable, environmentally friendly, warming fuel for power plants, motor vehicles, and as feedstock for the generation of DME (Di-Methyl Ether). DME is the premier energy carrier and offers a range of important benefits:

▪	Simple and low cost of production
▪	An environmentally-benign propellant and coolant
▪	Clean-burning and high energy efficiency
▪	Lower transportation and distribution costs
▪	Easily converted into other fuels and chemicals

Our Gasifier converts the following materials into clean, reusable, renewable, and affordable energy:

▪	Municipal Solid Waste (MSW)
▪	Municipal sewage sludge
▪	Food and cooking waste
▪	Petroleum sludge and oily wastes
▪	Animal manures
▪	Cellulosic and non-cellulosic biomass
▪	Energy crops
▪	Scrap tires
▪	Coal

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

The technologies and prototype will begin undergoing clinical lab testing to further establish its capability of producing large volumes of clean, renewable energy from any carbon compound (Municipal Solid Waste (MSW), Coal, Sewage Sludge) into clean Synthesis Gas. Our Gasifier is still under development and a commercially viable Gasifier is not expected to be sellable until the fourth quarter of 2018. In December of 2014, we executed an agreement with Combustion Resources, LLC to independently test our production model prototype. Combustion was engaged to independently test the Gasifer's performance and certify the results of its performance. Combustion Resources completed the initial stages of testing. Upon completion of the testing an initial white paper was published outlining the results and suggested improvements. We are preparing the suggested improvements and anticipate that the cost to complete these improvements will be between $150,000 and $250,000. Upon completion of the improvement we will conduct an extended test run with an independent third party. We believe the results of these independent tests will provide the results needed to prove its commercial viability, at which time we would begin to actively market our Gasifier units.

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

Microgrid Competition

Our FlexPower system assets is set up to compete against larger companies. The System is an integrated microgrid control platform that seamlessly integrates energy generation with energy storage devices and controls facility loads to provide energy security in real time. The system is able to interoperate with the local utility grid and allows users the ability to obtain the most cost effective power for a facility. The system is technology agnostic and can incorporate into multiple vendors and manufacturers products and legacy systems. The FlexPower system is ideal for commercial, industrial, mining, defense, campus and community users ranging from 4 kw to 100 MW and beyond and can deliver power at or below the current cost of utility power. All of these attributes contribute to our ability to compete with the larger, more established competitors that have rely on their own manufactured products and hardware solutions.

Microgrid control technologies are new to the market and can be deployed in various formats. Eight technologies that are predominantly used in commercial applications and/or have been extensively studied are:

▪	Virdity (Control Platform)
▪	Lotus (Power monitoring)
▪	GridBridge (Power monitoring)
▪	Schnider (Intelligence and automation)
▪	Spirae (Intelligence and automation and Project Proposal Tool)
▪	Energy Toolbase (Project Proposal Tool)
▪	Homer (Project Proposal Tool)
▪	Growing Energy Labs Inc. (Modeling and Control)

These current technologies of our competitors have a number of inherent problems:

▪	Operational sensitivity to specific hardware solutions potentially increasing the cost of implementations.
▪	Non-automated systems require constant monitoring increasing operating costs.

The principal advantages of our System are:

▪	Technology agnostic approach allows customers to leverage aged legacy systems reducing implementation costs.
▪	The automated process is user friendly and does not require highly qualified engineers to operate.
▪	We believe our project proposal tool is more accurate than any other option on the market.

Gasifier business competition

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

Gasification technologies can incorporate any one of a number of Gasifiers. Eight gasification technologies that are predominantly used in commercial applications and/or have been extensively studied are:

▪	Texaco Entrained Flow (Downflow) Gasifier
▪	E-Gas Entrained Flow (Upflow) Gasifier
▪	Shell Entrained Flow (Upflow) Gasifier
▪	KRW Fluidized-Bed Gasifier
▪	Kellogg Transport Reactor Gasifier
▪	Lurgi Dry Ash Gasifier
▪	British Gas/Lurgi Fixed Bed Gasifier
▪	Plasma Gasification

These current technologies of our competitors have a number of inherent problems:

▪	Large footprint plants and high operating costs.
▪	Operational sensitivity to properties of different feedstock especially moisture content.
▪	Tendency to caking and bridging.
▪	Produces a dirty gas, expensive to clean or only suitable for low efficiency conversion in a steam-boiler turbine generator (10% electrical efficiency).
▪	Inefficient usage of created energy to power plasma conversion.

The principal advantages of our Gasifier are:

▪	Modular concept allows for parallel processing so a facility could be easily expanded or reduced without risk or changing the basic structure by simply adding or removing module units; it also allows for multiple end product processing, producing electricity, ethanol, and fuels simultaneously, and for universal parts, which reduces maintenance costs.
▪	The one stage process is very simple and does not require highly qualified engineers to operate because of the automation.
▪	The direct heat transfer of the gases to the material being gasified is efficient, and as a natural consequence of the process, the product gas is stripped of its impurities, eliminating the costly hot gas clean up associated with other Gasifiers.
▪	Pollutant absorbing binder aids in efficiency, cracking hydrocarbons acting as a catalyst, and absorbs the pollutants, oxidizes carbon eliminating water vapor and all but 5 – 10% carbon dioxide, which in the Company’s estimation will eliminate the need for carbon sequestration.
▪	Ash by product makes an excellent road and cement aggregate.
▪	Process is nearly 100% environmentally friendly.
▪	Any and all liquid and solid organic wastes can be utilized and disposed of, producing no residual wastes.

Intellectual Property

In relation to our Gasifier business, we own the following patents: Patent No. 9,359,567 ‘Gasification Method Using Feedstock Comprising Gaseous Fuels’; Patent No. 8,518,133 ‘Parallel Path, Downdraft Gasifier Apparatus and Method’; and Patent No. 8,105,401 ‘Parallel Path, Downdraft  Gasifier Apparatus and Method.’ ; Patent No. 8,347,829 Electrolytic Reactor and Related Methods for Supplementing the Air Intake of an Internal Combustion Engine

In relation to our microgrid business, we intend to file for patent protection on our System. We continue to increase our internal software team to assist with improvements and upgrades to our technology. The ability of our  staff and outside consultants to improve the system will likely affect our continued ability to apply for patent protection. There is no assurance that we will be able to obtain a patent on our System.

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

Employees, Consultants and Contractors

We currently have 5 employees, and also contract the services of consultants in the various areas of expertise as required. The way in which our business currently operates is as follows:

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

The amount of time devoted to us currently by officers may be limited by the resources we have available. However, we feel the time devoted to operations is enough to cover our current operational requirements.

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

Since inception, we have sustained $19,933,366 in net losses and we had a net loss for the year ended September 30, 2017 of $13,498,526. We expect to have operating losses at least until such time as we have developed a substantial and stable revenue base. We cannot assure you that we can develop a substantial and stable revenue base or achieve or sustain profitability on a quarterly or annual basis in the future.

If we do not obtain such financing, we may have to scale back or cease our activities, which will significantly harm our chances of success.

Because we have generated only a small amount of revenue and currently operate at a significant loss, we are completely dependent on the continued availability of financing in order to continue our business. There can be no assurance that financing sufficient to enable us to continue our operations will be available to us in the future. Moreover, even if we are able to obtain financing, it could be on terms that causes our company’s stock price to suffer or further dilutes shareholder interests in our company. Most of our financing in 2017 was from the issuance of our common stock with some funding from loans and related party advances. Our failure to obtain future financing, financing on terms that are acceptable to us, or to produce levels of revenue to meet our financial needs could result in our inability to continue as a going concern and, as a result, our investors could lose their entire investment. In order to maximize our potential for success, we required a total of $2,000,000 to $4,000,000 in additional financing. As explained in this annual report, this money is needed for our upgrades to our software, testing and refinement of our Gasifier, marketing and sales of both sides of our business operations and for working capital. An additional $2,500,000 would be needed approximately 12 to 18 months thereafter, to expand further commercialization of our products and services.

Our future success is difficult to predict because we operate in emerging and evolving markets, and the industries in which we compete are subject to volatile and unpredictable cycles.

The renewable energy, microgrid and related industries are emerging and evolving markets which may make it difficult to evaluate our future prospects and which may lead to period to period variability in our operating results. Our products and services are based on unique technology which we believe offers significant advantages to our customers, but the markets we serve are in a relatively early stage of development and it is uncertain how rapidly they will develop. It is also uncertain whether our products will achieve high levels of demand and acceptance as these markets grow. If companies in the industries we serve do not perceive or value the benefits of our technologies and products, or if they are unwilling to adopt our products as alternatives to traditional power solutions, the market for our products and services may not develop or may develop more slowly than we expect, which could significantly and adversely impact our operating results.

As a supplier to the renewable energy, microgrid and related industries, we may be subject to business cycles. The timing, length, and volatility of these business cycles may be difficult to predict. These industries may be cyclical due to sudden changes in customers’ manufacturing capacity requirements and spending, which depend in part on capacity utilization, demand for customers’ products, inventory levels relative to demand, and access to affordable capital. These changes may affect the timing and amounts of customers’ purchases and investments in technology, and affect our orders, net sales, operating expenses, and net income. In addition, we may not be able to respond adequately or quickly to the declines in demand by reducing our costs.

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

We compete in the market for renewable energy products and microgrid technology and associated services that is intensely competitive. Evolving industry standards, rapid price changes and product obsolescence also impact the market. Our competitors include many domestic and foreign companies, most of which have substantially greater financial, marketing, personnel and other resources than we do. Our current competitors or new market entrants could introduce new or enhanced technologies, products or services with features that render our technologies, products or services obsolete, less competitive or less marketable. Our success will be dependent upon our ability to develop products that are superior to existing products and products introduced in the future, and which are cost effective. In addition, we may be required to continually enhance any products that are developed as well as introduce new products that keep pace with technological change and address the increasingly sophisticated needs of the marketplace. Even if our current technologies prove to be commercially feasible, there is extensive research and development being conducted on alternative energy sources that may render our technologies and protocols obsolete or otherwise non-competitive.

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

To date we have had only sixteen customers for our Microgrid services and System and none for our Gasifiers so we cannot assure you that our customer base will increase.

We had revenue from fourteen customers in our fiscal year ending September 30, 2017. We cannot assure you that our customer base will expand or that any decline in net revenue attributable to customer losses will be replaced in a timely manner. If we fail to commercialize our products and services and increase our customer base, our business will fail.

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

More generally, the commercialization of our products may also be adversely affected by many factors not within our control, including:

▪	the willingness of market participants to try a new product and the perceptions of these market participants of the safety, reliability, functionality and cost effectiveness of our products;
▪	the emergence of newer, possibly more effective technologies;
▪	the future cost and availability of the raw materials and components needed to manufacture and use our products; and
▪	the adoption of new regulatory or industry standards that may adversely affect the use or cost of our products.

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

We may become involved in a matter that may divert attention away from our business operations and which may subject us to expend significant resources. Prior to acquiring CleanSpark, LLC, several employees of the company  left to start a competing firm. We have been in discussions with this group about the nature of their activities and the intellectual property they are currently developing in their business. We believe there may be potential claims against this firm. If we pursue these claims, we may be involved in litigation of the type described above with uncertain potential outcomes.

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

In the course of our planned operations, we may become subject to legal actions based on a claim that our products are defective in workmanship or have caused personal or other injuries. We currently maintain liability insurance but there can be no guarantee that such coverage may not be adequate to cover all potential claims. Moreover, even if we are able to maintain sufficient insurance coverage in the future, any successful claim could significantly harm our business, financial condition and results of operations.

We may be exposed to lawsuits and other claims if our products malfunction, which could increase our expenses, harm our reputation and prevent us from growing our business.

Any liability for damages resulting from malfunctions of our products could be substantial, increase our expenses and prevent us from growing or continuing our business. Potential customers may rely on our products for critical needs and a malfunction of our products could result in warranty claims or other product liability. In addition, a well-publicized actual or perceived problem could adversely affect the market’s perception of our products. This could result in a decline in demand for our products, which would reduce revenue and harm our business. Further, since our products are used in systems that are made up on components made by other manufacturers, we may be subject to product liability claims even if our products do not malfunction.

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

If we are unable to attract and retain a sufficient number of skilled experts and workers our ability to pursue projects may be adversely affected and our costs may increase.

Our rate of growth will be confined by resource limitations as competitors and customers compete for increasingly scarce resources. We believe that our success depends upon our ability to attract, develop and retain a sufficient number of affordable trained experts that can execute our operational strategy. The demand for trained software engineers, electrical engineers and other skilled workers is currently high. If we are unable to attract and retain a sufficient number of skilled personnel, our ability to pursue projects may be adversely affected and the costs of performing our existing and future projects may increase, which may adversely impact our margins.

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

Our common stock is quoted under the symbol “CLSK” on the OTCQB operated by OTC Markets Group, Inc., an electronic inter-dealer quotation medium for equity securities. We do not currently have an active trading market. There can be no assurance that an active and liquid trading market will develop or, if developed, that it will be sustained.

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

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including:

▪	technological innovations or new products and services by us or our competitors;
▪	government regulation of our products and services;
▪	the establishment of partnerships with other technology companies;
▪	intellectual property disputes;
▪	additions or departures of key personnel;
▪	sales of our common stock
▪	our ability to integrate operations, technology, products and services;
▪	our ability to execute our business plan;
▪	operating results below expectations;
▪	loss of any strategic relationship;
▪	industry developments;
▪	economic and other external factors; and
▪	period-to-period fluctuations in our financial results.

Because we have limited revenues to date, you should consider any one of these factors to be material. Our stock price may fluctuate widely as a result of any of the above.

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

Item 2. Properties

Currently, we do not own any real estate. Our corporate offices are located at 70 North Main Street, Suite 105, Bountiful Utah 84010. We executed a one-year lease agreement that calls for us to make payments of $850 per month.

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

Fiscal Year Ending September 30, 2016
Quarter Ended	High $	Low $
September 30, 2016	3.75	2.80
June 30, 2016	3.75	2.00
March 31, 2016	3.00	2.25
December 31, 2015	3.52	3.00

Fiscal Year Ending September 30, 2017
Quarter Ended	High $	Low $
September 30, 2017	3.45	3.45
June 30, 2017	5.00	2.55
March 31, 2017	5.00	3.00
December 31, 2016	5.00	3,00

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

Holders of Our Common Stock

As of January 11, 2018, we had 238 holders of record of our common stock, with others in street name.

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

Recent Sales of Unregistered Securities

For the year, we received $880,000 from 38 investors pursuant to private placement agreements with the investors to purchase 1,101,000 shares of our common stock at a purchase price equal to $0.80 per share.

Subsequent to the reporting period, we received $147,500 from 11 investors pursuant to private placement agreements with the investors to purchase 184,375 shares of our common stock at a purchase price equal to $0.80 per share.

In November of 2016, we issued 2,932,704 shares of common stock to two officers for the cashless exercise of 3,000,000 options.

In December of 2016, we issued 1,466,352 shares of common stock to a director for the cashless exercise of 1,500,000 options.

On February 9, 2017, we entered into a Debt Settlement Agreement with Webcor Construction LP and issued 50,000 shares of our common stock.

On April 13, 2017, we issued 25,000 shares of common stock to a consultant for services.

On December 15, 2017, an investor exercised warrants to purchase 27,548 shares of our common stock at a purchase price equal to $0.363 per share. We received $10,000 as a result of this exercise.

On January 1, 2018, we issued warrants to purchase 100,000 shares of common stock at an exercise price of $0.80 per share to an advisor for business advisory services.

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

Securities Authorized for Issuance under Equity Compensation Plans

In June of 2017, our Board of Directors adopted the 2017 Equity Incentive Plan (the “Plan”). The purpose of the Plan is to attract and retain the best available personnel for positions of substantial responsibility with us, to provide additional incentive to employees, directors and consultants, and to promote our success. Under the initial Plan, we were able to issue up to an aggregate total of 3,000,000 incentive or non-qualified options to purchase our common stock, or stock awards.

Equity Compensation Plans Not Approved by the Shareholders	Number of Securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of Securities remaining available for future issuance under equity compensation plans
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	-	–
Equity compensation plans not approved by security holders
November 18, 2015(1)	180,000	$0.33	-
March 12, 2015(2)	3,000,000	$0.083	-
March 12, 2015(3)	180,000	$0.083	-
March 18, 2015(4)	285,000	$0.363	-
January 22, 2016(5)	450,000	$0.367	-
January 1, 2018(6)	100,000	$0.80	-
The Plan	13,546	$3.45	2,986,454
Total	4,208,546	0.17	–

(1)	On November 4, 2014, we entered into a consulting agreement for grant writing services. Pursuant to this agreement the Company issued 180,000 shares of our $0.001 par value common stock valued at $0.33 per share or $60,000.

(2)	On March 12, 2015, we issued warrants to officers and members of the board of directors as compensation for services performed.

The warrants were issued under the following terms; non-transferable, fully vested on March 31, 2015, expire ten years from the date of grant, strike price of $0.083 and become immediately exercisable upon the occurrence of a significant liquidating, restructuring or change of control event.

(3)	On March 12, 2015, as compensation for his appointment, Mr. Patee was granted a non-statutory option to purchase 180,000 shares of common stock under the following terms: non-transferable, fully vest on March 31, 2015, expire five years from the date of grant, strike price of $0.083 and become immediately exercisable upon the occurrence of a significant liquidating, restructuring or change of control event.

(4)	On March 18, 2015, we granted an option to purchase 285,000 shares of common stock to a consultant. The options were issued under the following terms; non-transferable, fully vest on March 31, 2015, expire ten years from the date of grant, strike price of $0.363 and become immediately exercisable upon the occurrence of a significant liquidating, restructuring or change of control event.

(5)	On January 22, 2016, we issued warrants to purchase 450,000 shares of common stock to a Mr. Greg Gohlinghorst for business advisory services. The warrants were issued under the following terms: fully vest on January 31, 2016, expire five years from the date of grant and strike price of $0.367.

(6)	On January 1, 2018, we issued warrants to purchase 100,000 shares of common stock at an exercise price of $0.80 per share to an advisor for business advisory services.

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

Results of Operations for the Year Ended September 30, 2017 and 2016

Revenues

We earned $447,963 in revenues during the year ended September 30, 2017, as compared with $82,031 in revenues for the year ended September 30, 2016. Most of our revenue stemmed from design income

Most of our revenue for the year ended September 30, 2017 was in the form of design income and residential grid work from the CleanSpark side of our business. This income was the result of a contract to perform engineering designs for a microgrid layout. While we benefit from the revenues generated from this type of service, we hope to generate more significant revenue from customers that hire us to construct, operate and maintain our System. We hope to have more news on these efforts in future reports. However, because we only just acquired CleanSpark and given the contractual contingencies with CleanSpark’s customers and its early stage of operation, we are unable to estimate with any degree of certainty the amount of future revenues, if any, from existing or future contracts. Also, we do not anticipate earning significant revenues from our Gasifier business until such time that we have fully developed our technology and are able to market our products.

Gross Profit

Our cost of revenues were $296,295 for the year ended September 30, 2017 resulting in gross profit of $151,668, as compared with cost of revenues of $31,264 for the year ended September 30, 2016 resulting in gross profits of $50,767.

Our cost of revenues in 2017 was mainly the result of materials, subcontractors and direct labor expense.

Material expenses increased to $121,982 for the year ended September 30, 2017, from $1,885 for the year ended 2016. Our materials expense for the year ended September 30, 2017 consisted mainly of the cost of solar panels and energy storage.

Direct labor increased to $119,607 for the year ended September 30, 2017, from $26,865 for the year ended 2016. Our direct labor expenses for the year ended September 30, 2017 consisted mainly of allocated payroll costs of employees and consultants.

Subcontractor expenses increased to $35,951 for the year ended September 30, 2017, from $1,750 for the year ended 2016. Our subcontractor expenses for the year ended September 30, 2017 consisted mainly of fees charged by subcontractors for installation of solar panels and energy storage.

Operating Expenses

We had operating expenses of $4,965,747 for the year ended September 30, 2017, as compared with $2,592,018 for the year ended September 30, 2016.

Professional fees decreased to $1,016,934 for the year ended September 30, 2017 from $1,925,593 for the same period ended September 30, 2016. Our professional fees expenses for the year ended September 30, 2017 consisted mainly of consulting fees of $475,700 paid to management of the Company, stock based compensation for consulting of $118,880, sales consulting of $107,178, legal fees of $82,495, investor relations consulting of $79,218, consulting for skilled trade of $78,166 and audit and review fees of $36,615. Our professional fees expenses for the year ended September 30, 2016 consisted mainly of stock based compensation for consulting of $1,482,052, consulting fees of $157,500 paid to officers of the Company and legal, filing, accounting, consulting and investor relations fees of $98,819.

Payroll expenses were $264,063 for the year ended September 30, 2017 from $0 for the year ended 2016.

General and administrative fees increased to $365,819_ for the year ended September 30, 2017 from $86,143 for the same period ended September 30, 2016. Our general and administrative expenses for the year ended September 30, 2017 consisted mainly of travel expenses of $101,564, rent expenses of $49,556 insurance expenses of $50,952. Our general and administrative expenses for the year ended September 30, 2016 consisted mainly of travel expenses of $18,988, rent expenses of $12,380 and $54,755 in other general expenses incurred for ongoing operations.

Depreciation and amortization expense increased to $3,318,340 for the year ended September 30, 2017 from $578,456 for the same period ended September 30, 2016.

Other Income/Expenses

We had other expenses of $8,684,447 for the year ended September 30, 2017, compared with other income of $689 for the year ended September 30, 2016. Our other expenses for the year ended September 30, 2017 was the result of impairment of our microgrid assets and components of our software system Our other income for the year ended September 30, 2016 was the result of a gain on the disposal of assets.

Net Loss

Net loss for the year ended September 30, 2017 was $13,498,526 compared to net loss of $2,540,562 for the year ended September 30, 2016.

Liquidity and Capital Resources

As of September 30, 2017, we had total current assets of $128,631, consisting of cash, accounts receivable and prepaid expenses, and total assets in the amount of $20,792,802. Our total current liabilities as of September 30, 2017 were $301,291. We had a working capital deficit of $172,660 as of September 30, 2017.

Operating activities used $1,361,865 in cash for the year ended September 30, 2017, as compared with $438,165 for the same period ended September 30, 2016. Our net loss of $13,498,526 was the main component of our negative operating cash flow for the year ended September 30, 2017, offset mainly by impairment expense of $8,551,321 and depreciation and amortization of $3,318,340. Our net loss of $2,540,562 was the main component of our negative operating cash flow for the year ended September 30, 2016, offset mainly by stock based consulting of $1,544,982 and depreciation and amortization of $578,456.

Cash flows used by investing activities during the year ended September 30, 2017 was $126,320, as compared with $20,855 for the year ended September 30, 2016. Our investment in the Flexpower system of $93,723 and the purchase of intangible assets of $28,919 were the main components of our negative investing cash flow for the year ended September 30, 2017. Our purchase of intangible assets of $11,182 and fixed assets of $9,763 were the main components of our negative investing cash flow for the year ended September 30, 2016.

Cash flows provided by financing activities during the year ended September 30, 2017 amounted to $1,108,784, as compared with $807,016 for the year ended September 20, 2016. Our positive cash flows from financing activities for the year ended September 30, 2017 consisted of $880,000 in proceeds from the sale of common stock, $150,000 in proceeds from long term loans and $80,000 from related party debt. Our positive cash flows from financing activities for the year ended September 30, 2016 consisted of $813,800 in proceeds from our private offering of common stock and warrants, offset by $6,784 in payments on short-term loans.

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

Our accounting policies are discussed in detail in the footnotes to our financial statements included in this Annual Report on Form 10-K for the year ended September 30, 2017, however we consider our critical accounting policies to be those related to revenue recognition, long-lived assets, accounts receivable, fair value of financial instruments, cash and cash equivalents, accounts receivable, warranty liability, stock-based compensation, non-employee stock based compensation

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred cumulative net losses of $19,933,366 since our inception and require capital for our contemplated operational and marketing activities to take place. Our ability to raise additional capital through future issuances of common stock is unknown. The obtainment of additional financing, the successful development of our contemplated plan of operations, and our transition, ultimately, to the attainment of profitable operations are necessary for us to continue operations. The ability to successfully resolve these factors raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Off Balance Sheet Arrangements

As of September 30, 2017, there were no off balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Consolidated Financial Statements:

F-1	Reports of Independent Registered Public Accounting Firms
F-3	Consolidated Balance Sheets as of September 30, 2017 and 2016;
F-4	Consolidated Statements of Operations for the years ended September 30, 2017 and 2016;
F-5	Consolidated Statement of Stockholders’ Deficit
F-6	Consolidated Statements of Cash Flows for the years ended September 30, 2017 and 2016;
F-7	Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Cleanspark, Inc.

We have audited the accompanying balance sheets of Cleanspark, Inc. as of September 30, 2017 and September 30, 2016 and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended September 30, 2017. Cleanspark, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cleanspark, Inc. as of September 30, 2017 and September 30, 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2017 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has limited revenues, has negative working capital at September 30, 2017, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ AMC Auditing

AMC Auditing

Las Vegas, Nevada

January 15, 2018

CLEANSPARK, INC.

CONSOLIDATED BALANCE SHEETS

(AUDITED)

	September 30, 2017	September 30, 2016
ASSETS
Current assets
Cash	$57,128	$436,529
Accounts receivable	41,947	57,095
Due from Shareholder	—	53,020
Prepaid expense	29,556	57,722
Total current assets	128,631	604,366

Flexpower system	13,396,574	19,675,986
Goodwill	4,919,858	4,919,858
Microgrid Assets	—	4,567,838
Intangible assets	2,216,556	2,467,930
Fixed Assets	125,441	782,975
Deposits	5,742	589

Total assets	20,792,802	33,019,542

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$143,225	$291,187
Customer deposits	16,000	—
Due to related parties	61,021	63,973
Loan from related party	73,333
Loans	7,712	2,261
Total current liabilities	301,291	357,421

Loans	150,000	—

Total liabilities	451,291	357,421

Stockholders' equity (deficit)
Common stock; $0.001 par value; 100,000,000 shares authorized; 33,409,471 and 27,834,415 shares issued and outstanding as of September 30, 2017 and September 30, 2016, respectively	33,409	27,834
Preferred stock; $0.001 par value; 10,000,000 shares authorized; 1,000,000 and 1,000,000 shares issued and outstanding as of September 30, 2017 and September 30, 2016, respectively	1,000	1,000
Additional paid-in capital	40,240,468	39,068,127
Accumulated earnings (deficit)	(19,933,366)	(6,434,840)
Total stockholders' equity (deficit)	20,341,511	32,662,121

Total liabilities and stockholders' equity (deficit)	$20,792,802	$33,019,542

The accompanying notes are an integral part of these financial statements.

CLEANSPARK, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(AUDITED)

	For the Years Ended
	September 30, 2017	September 30, 2016

Revenues	$447,963	$82,031

Cost of revenues	296,295	31,264

Gross profit	151,668	50,767

Operating expenses
Professional fees	1,016,934	1,925,593
Payroll expenses	264,063	—
Research and development	591	1,826
General and administrative expenses	365,819	86,143
Depreciation and amortization	3,318,340	578,456
Total operating expenses	4,965,747	2,592,018

Loss from operations	(4,814,079)	(2,541,251)

Other income (expense)
Loss on settlement of debt	(117,414)	—
Impairment expense	(8,551,321)	—
Interest expense	(2,895)	(32)
Gain (Loss) on disposal of assets	(12,817)	721
Total other income (expense)	(8,684,447)	689

Net income (loss)	$(13,498,526)	$(2,540,562)

Basic income (loss) per common share	$(0.42)	$(0.11)

Basic weighted average common shares outstanding	32,182,107	22,528,668

The accompanying notes are an integral part of these financial statements.

CLEANSPARK, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS DEFICIT

(AUDITED)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balance, September 30, 2014	—	—	17,409,915	17,410	1,100,131	(409,275)	708,266

Shares issued for services	—	—	2,070,000	2,070	687,930	—	690,000
Options and warrants issued for services	—	—	—	—	2,556,296	—	2,556,296
Shares issued for direct investment	—	—	726,000	726	241,274	—	242,000
Shares issued on settlement of debt	—	—	172,500	172	49,828	—	50,000
Preferred Shares issued for services	400,000	400	—	—	—	—	400
Net loss	—	—	—	—	—	(3,485,003)	(3,485,003)
Balance, September 30, 2015	400,000	400	20,378,415	20,378	4,635,459	(3,894,278)	761,959

Shares issued for services	—	—	55,000	55	164,945	—	165,000
Options and warrants issued for services	—	—	—	—	1,342,350	—	1,342,350
Shares issued for direct investment	—	—	1,393,500	1,394	812,406	—	813,800
Shares and warrants issued to aquire assets	—	—	6,007,500	6,007	32,112,967	—	32,118,974
Preferred Shares issued for services	600,000	600	—	—	—	—	600
Net loss	—	—	—	—	—	(2,540,562)	(2,540,562)
Balance, September 30, 2016	1,000,000	1,000	27,834,415	27,834	39,068,127	(6,434,840)	32,662,121

Shares issued for services	—	—	—	—	—	—	—
Options and warrants issued for services	—	—	—	—	16,666	—	16,666
Shares issued upon exercise of warrants	—	—	4,399,056	4,399	(4,399)	—	—
Shares issued for direct investment	—	—	1,101,000	1,101	878,899	—	880,000
Shares issued for settlement of debt	—	—	50,000	50	212,450	—	212,500
Shares and warrants issued to aquire assets	—	—	—	—	—	—	—
Shares issued for services	—	—	25,000	25	68,725	—	68,750
Net loss	—	—	—	—	—	(13,498,526)	(13,498,526)
Balance, September 30, 2017	1,000,000	1,000	33,409,471	33,409	40,240,468	(19,933,366)	20,341,511

The accompanying notes are an integral part of these financial statements.

 CLEANSPARK, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(AUDITED)

	For the Years Ended
	September 30, 2017	September 30, 2016
Cash Flows from Operating Activities
Net loss	$(13,498,526)	$(2,540,562)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on disposal of fixed assets	12,817	—
Impairment expense	8,551,321	—
Stock based consulting	135,546	1,544,982
Depreciation and amortization	3,318,340	578,456
Cash received in acquisition	—	19,371
Loss on settlement of debt	117,414	—
Changes in assets and liabilities
(Increase) decrease in prepaid expense	(21,964)	(57,552)
(Increase) decrease in deposits	(5,153)	10,235
Decrease (increase) in accounts receivable	15,148	(37,031)
Increase in shareholder receivable	—	(2,257)
Increase in customer deposits	16,000	—
Increase (decrease) in accounts payable	144	(16,307)
Increase (decrease) in accounts payable related party	(2,952)	62,500
Net cash from operating activities	(1,361,865)	(438,165)

Cash Flows from investing
Purchase of intangible assets	(28,919)	(11,182)
Purchase of fixed assets	(5,112)	(9,673)
Investment in Microgrid assets	(5,566)	—
Investment in Flexpower system	(93,723)	—
Cash received on sale of assets	7,000	—
Net cash used in investing activities	(126,320)	(20,855)

Cash Flows from Financing Activities
Payments on short-term loans	(20,255)	—
Proceeds from short term notes	25,706	(6,784)
Proceeds from related party debt	80,000	—
Payments on related party debt	(6,667)	—
Proceeds from long term loans	150,000	—
Proceeds from issuance of common stock	880,000	813,800
Net cash from financing activities	1,108,784	807,016

Net increase (decrease) in Cash	(379,401)	347,996

Beginning cash balance	436,529	88,533

Ending cash balance	$57,128	$436,529

Supplemental disclosure of cash flow information
Cash paid for interest	$1,629	$—
Cash paid for tax	$—	$—

Non-Cash investing and financing transactions
Cashless exercise of options	$4,399	$—
Shares and warrants issued for cash	$—	$32,118,974
Preferred stock issued for services	$—	$600
Stock issued to settle debt	$212,500	$—
Shares issued for services	$68,750	$165,000
Options and warrants for services	$16,666	$1,342,350

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

The services offered consist of turn-key microgrid implementation services, microgrid design and engineering, project development consulting services and solar photovoltaic installation and consulting. The work is performed under fixed price bid contracts, and negotiated price contracts. The Company performed all of its work in California during 2017.

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

2. BASIS OF PRESENTATION AND GOING CONCERN

Going concern – The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $19,933,366 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Revenue Recognition – The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” and No. 104, “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured. For the year ended September 30, 2017 and 2016, the Company reported revenues of $447,963 and $82,031, respectively.

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

The Asset, “Costs in excess of billings”, represents revenues recognized in excess of amounts billed on contracts in progress. The Liability, “Billings in excess of costs”, represents billings in excess of revenues recognized on contracts in progress. At September 30, 2017 and September 30, 2016, the costs in excess of billings balance were $0 and $0, and the billings in excess of costs balance were $0 and $0, respectively.

Accounts receivables are recorded on contracts for amounts currently due based upon progress billings, as well as retention, which are collectible upon completion of the contracts.  Accounts payable to material suppliers and subcontractors are recorded for amounts currently due based upon work completed or materials received, as are retention due subcontractors, which are payable upon completion of the contract.  General and administrative expenses are charged to operations as incurred and are not allocated to contract costs. Retention receivable is the amount withheld by a customer until a contract is completed. Retention receivables of $0 and $0 were included in the balance of trade accounts receivable as of September 30, 2017 and September 30, 2016, respectively.

Accounts Receivable – Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms. The Company performs ongoing credit evaluation of its customers and management closely monitors outstanding receivables based on factors surrounding the credit risk of specific customers, historical trends, and other information. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded. Accounts receivable are presented net of an allowance for doubtful accounts of $0 and $0 at September 30, 2017, and September 30, 2016, respectively.

Cash and cash equivalents – For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. There was $57,128 and $436,529 in cash and cash equivalents as of September 30, 2017 and September 30, 2016, respectively.

Concentration Risk

At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of FDIC limits. As of September 30, 2017, the cash balance in excess of the FDIC limits was $0. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in these accounts.

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

Warranty Liability – The Company establishes warranty liability reserves to provide for estimated future expenses as a result of installation and product defects, product recalls and litigation incidental to the Company’s business.  Liability estimates are determined based on management’s judgment, considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, consultations with third party experts such as engineers, and discussions with the Company’s general counsel and outside counsel retained to handle specific product liability cases.  The Company’s manufacturers and service providers currently provide substantial warranties between ten to twenty-five years with full reimbursement to replace and install replacement parts.  Warranty costs and associated liabilities for the periods ended September 30, 2017 and September 30, 2016 were $0 and $0, respectively.

Stock-based compensation – The Company follows the guidelines in FASB Codification Topic ASC 718-10 “Compensation-Stock Compensation,” which provides investors and other users of financial statements with more complete and neutral financial information, by requiring that the compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. ASC 718-10 covers a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. On June 9, 2017, the Company implemented an employee stock based compensation plan and issued 6,902 options to purchase shares of the Company’s common stock under this plan as of September 30, 2017. The options were granted at quoted market prices and are exercisable at $3.45 per share.

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

Long-lived Assets – In accordance with the Financial Accounting Standards Board ("FASB") Accounts Standard Codification (ASC) ASC 360-10, "Property, Plant and Equipment," the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value. During the year ended September 30, 2017 and 2016 the Company recorded an impairment expense of $8,551,321 and $0, respectively.

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

The Company tests for indefinite lived intangibles and goodwill impairment in the fourth quarter of each year and whenever events or circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable. In accordance with its policies, the Company performed a qualitative assessment of indefinite lived intangibles and goodwill at September 30, 2017, and determined there was no impairment of indefinite lived intangibles and goodwill.

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

Recently Issued Accounting Pronouncements –The Company has evaluated the all recent accounting pronouncements through ASU 2017-15, and believes that none of them will have a material effect on the Company's financial position, results of operations or cash flows.

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

The Assumed Liabilities, consisted of certain accounts payable amounting to approximately $262,873 arising out of the Assets. Per the agreement the liabilities were to be limited to $200,000 therefore $62,873 must be reimbursed by CleanSpark Holdings, LLC. Subsequently the balance due was fully settled. (See Note 11 for additional details.)

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

Simultaneously with the Purchase Agreement, the Company entered into certain ancillary agreements (the “Ancillary Agreements”) with Seller, consisting of a bill of sale, intellectual property assignment and lock-up agreement. The lock-up agreement prevented Seller from selling the Company’s securities in the public market until after July 1, 2017.

The Purchase Agreement contained customary representations, warranties and covenants. In addition, the Company and Seller agreed to appoint one (1) candidate chosen by Seller to the board of directors of the Company. As a result, Bryan Huber was appointed as a member of the board of directors. The term of the appointment of Mr. Huber shall be in accordance with the Company’s bylaws.

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

The acquisition was accounted for under ASC 805 and the transaction was valued for accounting purposes at $32,095,500. The assets and liabilities of the Seller were recorded at their respective fair values as of the date of acquisition. Any difference between the cost of the acquired entity and the fair value of the assets acquired and liabilities assumed was recorded as goodwill. At the acquisition date the estimated fair value of the consideration transferred consisted of the following:

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

Pro forma results

The following tables set forth the unaudited pro forma results of the Company as if the acquisition of Seller had taken place on the first day of the fiscal year ending September 30, 2016. These combined results are not necessarily indicative of the results that may have been achieved had the companies been combined as of the first day of the periods presented.

Year ended,
September 30, 2016
Total revenues	$1,988,172
Net Income (loss)	(5,428,519)
Basic net income (loss) per common share	$(0.19)

5. PREPAID EXPENSES

Prepaid expenses consist of the following as of September 30, 2017 and September 30, 2016:

	September 30, 2017	September 30, 2016
Prepaid stock compensation	$—	$50,130
Prepaid compensation	5,241	—
Prepaid professional fees	2,500	—
Prepaid rents	—	850
Prepaid dues and subscriptions	4,696	—
Prepaid insurance and bonds	17,119	6,742
Total prepaid expenses	$40,624	$57,722

On January 22, 2016, the Company appointed Mr. Greg Gohlinghorst as a member of the Company’s board of advisors. He was issued 35,000 shares of common stock for his appointment.  The shares were valued at $105,000 or $3.00 per share. The amount was capitalized as a prepaid expense and amortized over a twelve-month term; during the year ended September 30, 2017, the Company recorded an expense of $32,705.

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

As compensation for the services under the Agreement, the Company agreed to pay HIR a cash monthly fee of $3,500 for the first six months of the agreement. The monthly fee increased to $6,500 starting in the seventh month. The Company also agreed to issue to HIR 20,000 shares of restricted common stock within 30 days of execution. The shares were valued at $60,000 or $3.00 per share. The Stock compensation has been recorded as a prepaid expense and is being amortized evenly over the twelve-month service period. During the year ending September 30, 2017, the Company recorded $17,425 in stock based compensation associated with this agreement.

6.    FLEXPOWER SYSTEM ASSETS

A microgrid is comprised of any number of generation, energy storage, and smart distribution assets that serve single or multiple loads, both connected to the grid and islanded. Our FlexPower system assets are composed of our mPulse integrated microgrid control platform(“mPulse”), Dynamic Network Analysis (“DNA”) and propriety engineering methods which together seamlessly integrates energy generation with energy storage devices and controls facility loads to provide energy optimization and security in real time. Systems utilizing our FlexPower technologies are able to interoperate with the local utility grid and allows users the ability to obtain the most cost-effective power for a facility. Our FlexPower system technologies are ideal for microgrid systems for the commercial, industrial, mining, defense, campus and community users ranging from 4 kw to 100 MW and beyond and Microgrids utilizing the FlexPower system technologies are capable of delivering power at or below the current cost of utility power.

The FlexPower System proprietary software and methodology assets were acquired as part of the CleanSpark acquisition and the project were capitalized at $20,007,624.

Proprietary software

mPulse

mPulse is a modular platform that enables fine-grained control of a Microgrid based on customer operational goals, equipment and forecasts of load and generation. mPulse performs high-frequency calculations, threshold-based alarming, execution of domain-specific business rules, internal and external health monitoring, historical data persistence, and system-to-operator notifications. The modular design increases system flexibility and extensibility. In addition, the deployment of the mPulse system follows a security-conscious posture by deploying hardware-based firewalls as well as encryption across communication channels. mPulse allows configuration for site-specific equipment and operation and provides a clean, informative user interface to allow customers to monitor and analyze the data streams that describe how their microgrid is operating.

mPulse supports CleanSpark’s innovative fractal approach to microgrid design, which enables multiple microgrids on a single site to interact in a number of different ways, including as peers, in a parent-child relationship, and in parallel or completely disconnected. Each grid can have different operational objectives, and those operational objectives can change over time. Any microgrid can be islanded from the rest of the microgrid as well as the larger utility grid. The mPulse software can control the workflow required in both the islanding steps as well as the reconnecting steps of this maneuver and coordinate connected equipment such that connections are only made when it is safe to do so. The mPulse software has proven to be robust and reliable, operating successfully at the Camp Pendleton FractalGrid installation continuously for over 3 years with minimal maintenance and support required.

Dynamic Network Analysis

The Dynamic Network Analysis (DNA) tool provides a robust microgrid modeling solution. DNA takes utility rate data and load data for a customer site and helps automate the sizing and analysis of potential microgrid solutions as well as providing a financial analysis around each grid configuration. DNA uses historical weather data to generate projected energy generation from PV arrays and models how storage responds to varying operational modes and command logics based upon predicted generation and load curves. DNA analysis multiple equipment combinations and operation situation to determine the optimal grid configuration for a site based on the financials, equipment outlay, utility cost savings, etc., to arrive at payback and IRR values. This ultimately provides us with data to design a microgrid that will meet the customers’ performance benchmarks.

Planned improvements

On September 27, 2017, the Company launched its development of mPulse 2.0 and DNA 2.0. These improvements are being built into our existing software platforms and add significant improvements, which focus on positioning, integration, focus and quality, as outlined below.

Positioning

When mPulse originally was developed, a main focus of the platform and the industry was resiliency of microgrid operation, specifically in military contexts. Since that time, the microgrid landscape has continued to evolve, and there is growing opportunity within the commercial and industrial space as the markets in these spaces desire microgrids capable of obtaining the highest economic advantage.

Further, this growing focus on economic advantage is in line with the continued market evolution toward an open energy market at regional levels. CleanSpark wants to be well positioned to enter into this market at each step of its availability, from responding to demand response requests all the way through participating in ancillary grid service markets and fully open transactive energy markets as regulation matures. To position ourselves, the mPulse platform operation is being improved to mirror the predicted energy market progression by implementing internal markets at each level of the system. In these internal markets, energy producing assets are modeled as sellers, and energy consuming assets are modeled as buyers, with the market playing matchmaker between the two and virtually “selling” available energy to the highest bidder, thereby satisfying the energy loads at the highest economic advantage for both participants at any given moment.

The internal energy market running at our customers’ sites will take daily feeds of production and load forecasts from the platform to set up the daily market parameters, then ingest a stream of current positions of both buyers and sellers as well as their individual pricing information, which is calculated based on the details of the energy rate under which those consumers operate. Consumers bid into the market along the schedule of the specific rate structure under which those loads operate, with bids including the calculated value of energy and power based on that rate and the predicted total use and power profile during the time period of that bid. Based on the predicted generation profile and the other active bids currently being satisfied, the market either fills or cannot fill the newly received bid, and based on the market’s feedback, the consumer’s operation mode and setpoint will change, which will determine the actual control commands sent to related equipment.

This market scenario is mirrored at every level, from an individual node potentially consisting of only one producer and one consumer (power source and meter, respectively), to a higher-level node, in which other nodes participate as either net producers or net consumers, to the site level, and even up to regional level, where sites may participate in the market directly. At each level, details of the level below are aggregated and abstracted away, so each level operates in a simple and self-similar way, mirroring the physical construction of the FractalGrid. These markets shine in optimization scenarios, especially around times of just enough supply or even slight scarcity, which are expected to allow CleanSpark to reap the maximum economic value for our customers even in the case of undersized grids. . In addition, this flexibility allows for ease of integration for new market participants at each level as regulation matures to support further Demand Response programs, ancillary service markets, and eventually peer-to-peer transactive energy.

Integration

While DNA has been invaluable in evaluating sites for potential solutions and then creating detailed proposals for those sites, it currently exists as a siloed application. The two tools will be integrated and share fundamental portions of the platform, which will enable increased consistency, performance, feedback and overall system improvements.

At its root, DNA is a simulation platform that models the interactions of generation, load, and storage. This simulation uses customer-supplied or CleanSpark-derived load data, generation forecasts, and modeled storage behavior to take a virtual site step by step through a time period with different operation and equipment scenarios. Ultimately, this gives us data to produce a proposal and performance benchmarks that we may be obligated to meet during actual site operation. In order to maximize the probability of meeting those performance obligations, we will use the very same operational logic within the virtual site simulation, which will enable us to embed the economic optimization market functionality within our proposal tool. This not only will help ensure our ability to produce the results we predict, it will also help us understand the maximum value our system can provide to the customer from the start, which may increase the number of opportunities open to us to pursue, unlocking more business.

By integrating the architectural patterns and cloud operating platform of DNA and mPulse we will increase performance of both tools, which will enable us to run large numbers of simulation scenarios in parallel, increasing our analysis throughput. The elastic nature of the cloud will facilitate our storing much more data which includes both information used as inputs to DNA simulations as well as the simulation results. This data will quickly grow into a wealth of data that will enable feedback into the model as well as continuous refinement of the parameters that define optimal sites we should pursue, allowing us to target our business development efforts.

Focus

For mPulse 2.0, we are focusing on furthering the development of the economic optimization logic in the platform, including an increased push toward deep learning algorithms and more effective forecasting both on solar generation and facility load.

Quality

We employ a quality-first mindset in all aspects of our software design. From a software architecture point of view, this translates in designing for the maintainability, extensibility, scalability, availability, accessibility, and deployability of the system.

These planned improvements paired with our design and engineering methods and experience should help keep CleanSpark on the cutting edge of the microgrid industry.

Because of the improvements outlined above the Company completed an analysis of the original systems and determined which components of the system would be replaced or discarded. The Company determined that approximately 13% of DNA would be replaced by new components in DNA 2.0 and approximately 45% of the components of mPulse would be replaced in mPulse 2.0. The Company plans to make an initial release of both mPulse 2.0 and DNA 2.0 available to customers in the Company’s third fiscal year of 2018. As a result of the planned improvements, the Company recorded an impairment of $5,039,078 related directly to the components that will no longer be utilized.

The FlexPower system consists of the following as of September 30, 2017 and September 30, 2016:

	September 30, 2017	September 30, 2016
DNA software	$4,663,513	$5,329,118
MPulse software	5,923,197	10,658,237
Engineering trade secrets	4,020,269	4,020,269
Less: accumulated amortization	(1,210,405)	(331,638)
Intangible assets, net	$13,396,574	$19,675,986

Amortization expense for the year ended September 30, 2017 and 2016 was $1,334,057 and $331,638, respectively.

7. MICROGRID ASSETS

Microgrid assets consisted of the combined assets at CleanSpark’s FractalGrid Demonstration Facility located at Camp Pendleton Marine Corps Base. The California Energy Commission awarded a grant to Harper Construction Company, Inc. in July 2013 to support a microgrid technology demonstration project. CleanSpark was subcontracted to provided design, development, integration, and installation services for the FractalGrid at the School of Infantry in the 52 Area of Marine Corps Base Camp Pendleton. The Microgrid control infrastructure and related components of the Project was subsequently transferred to CleanSpark for consideration and an agreement to indemnify Harper Construction for all future responsibilities of maintenance, operations and warranty.

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

The microgrid assets were acquired as part of the CleanSpark acquisition and were initially capitalized at $4,625,339.

In March of 2017, CleanSpark was contacted by the USMC regarding the Microgrid Assets and was informed that in order to comply with legal regulations the Company would need to obtain a land lease for the land occupied by CleanSpark’s Microgrid assets. The Company entered into discussions with the intent of obtaining the required land lease but was unable to reach a resolution with the USMC. The Company was subsequently notified that the assets would need to be assigned to the USMC or be removed and the site restored to its original condition.

In September of 2017, after determining it was unlikely to prevail on the required land lease the Company evaluated the costs to remove the assets and restore the site and determined that the costs were excessive and created a need to assume unnecessary risks. The Company also wanted to ensure the Microgrid continued to operate as a proving ground for its mPulse software which has operated continuously since 2014.

As a result, on October 13, 2017 the Company notified the USMC that they would agree to assign the ownership of the assets to the USMC under certain conditions. The Company expects the Microgrid will continue to operate under the direction of the USMC. As of the date of this filing the assignment has not been executed. An impairment expense of $2,971,468 was recorded as a result of this pending agreement for the year ending September 30, 2017.

The microgrid assets consist of the following as of September 30, 2017 and September 30, 2016:

	September 30, 2017	September 30, 2016
Camp Pendleton FractalGrid	$—	$4,625,339
Less: accumulated depreciation	—	(57,501)
Fixed assets, net	$—	$4,567,838

Depreciation expense for the year ended September 30, 2017 and 2016 was $1,601,936 and $57,501, respectively.

8.    INTANGIBLE AND OTHER ASSETS

Intangible assets consist of the following as of September 30, 2017 and September 30, 2016:

	September 30, 2017	September 30, 2016
Patents	$89,473	$82,641
Websites	14,532	9,777
Brand and Client lists	2,497,472	2,497,472
Trademarks	5,928	4,858
Software	26,990	10,728
Less: accumulated amortization	(417,839)	(137,546)
Intangible assets, net	$2,216,566	$2,467,930

Amortization expense for the year ended September 30, 2017 and 2016 was $280,293 and $130,420, respectively.

9. FIXED ASSETS

During the year ending September 30, 2017, the Company disposed of fixed assets with a net book value of $19,817 in exchange for consideration of $7,000. As a result, the company reported a $12,817 loss on disposal of assets for the year ending September 30, 2017.

The Company also impaired certain machinery and equipment totaling $540,775, net of accumulated depreciation for which the company is unable to ensure recoverability of costs.

Fixed assets consist of the following as of September 30, 2017 and September 30, 2016:

	September 30, 2017	September 30, 2016
Machinery and equipment	$133,061	$769,276
Furniture and fixtures	74,393	72,484
Total	207,454	841,760
Less: accumulated depreciation	(82,013)	(58,785)
Fixed assets, net	$125,441	$782,975

Depreciation expense for the year ended September 30, 2017 and 2016 was $102,054 and $58,897, respectively.

10. LOANS

On September 5, 2017, the Company executed a 9% secured promissory note with a face value of $150,000 with an investor. Under the terms of the promissory note the Company received $150,000 and agreed to make monthly interest payments and repay the note principal 24 months from the date of issuance. As of September 30, 2017, Company’s owed $150,000 in principal and $666 in accrued interested under the terms of the agreement. The note is secured by 150,000 shares which would be issued to the note holder only in the case of an uncured default.

11. RELATED PARTY TRANSACTIONS

On October 1, 2014, we entered into a Consulting agreement with Matthew Schultz, our Chief Executive Officer for management services. In accordance with this agreement Mr. Schultz provides services to us in exchange for $7,500 per month plus reimbursable expenses incurred. On July  1, 2016, the Company amended the agreement and the monthly fees for his services was increased to $15,000 per month in compensation. On January 1, 2017, the agreement was further amended to include an additional $1,000 medical insurance stipend and a bonus of 0.5% of gross revenue. The term of the agreement is one year and automatically renews until cancelled by either party. During the year ending September 30, 2017 and 2016 Mr. Schultz earned $193,425   and $112,500, respectively, in accordance with this agreement. During the year ending September 30, 2017 and 2016, Mr. Schultz allowed the Company to defer $25,673 and $15,000 as accrued compensation as of September 30, 2017 and 2016, respectively. Subsequent to the end of the Company’s fiscal yearend Mr. Schultz continued to allow his pay to be deferred, as of the date of this filing the Company owes Mr. Schultz $58,810 in deferred compensation.

On July 1, 2016, we entered into a Consulting agreement with Zachary Bradford, our President and Chief Financial Officer for management services. In accordance with this agreement, Mr. Bradford provides services to us in exchange for $15,000 per month plus reimbursable expenses incurred. On January 1, 2017, the agreement was amended to include an additional $1,000 medical insurance stipend and a bonus of 0.5% of gross revenue. The term of the agreement is one year and automatically renews until cancelled by either party. During the year ending September 30, 2017 and 2016 Mr. Bradford earned $193,425   and $45,000, respectively, in accordance with this agreement. During the year ending September 30, 2017 and 2016, Mr. Bradford allowed the Company to defer $26,360 and $30,000 as accrued compensation as of September 30, 2017 and 2016, respectively. Subsequent to the end of the Company’s fiscal yearend Mr. Bradford continued to allow his pay to be deferred, as of the date of this filing the Company owes Mr. Bradford $78,252 in deferred compensation.

On August 13, 2017, the Company executed a 15% promissory note with a face value of $80,000 with Zachary Bradford, its President and Chief Financial Officer. Under the terms of the promissory note the Company received $80,000 and agreed to repay the note evenly over 12 months. As of September 30, 2017, Company’s owed $73,333 in principal and $600 in accrued interested under the terms of the agreement.

On July 1, 2016, we entered into a Consulting agreement with Bryan Huber, our Chief Operations Officer for management services. In accordance with this agreement, Mr. Huber provided services to us in exchange for $104,000 per year plus reimbursable expenses incurred. On January 1, 2017, the agreement was amended and the fee for his services increased to $117,000 and also to include an additional a $500 medical insurance stipend and a bonus of 0.5% of gross revenue. The term of the agreement is one year and automatically renews until cancelled by either party. During the years ending September 30, 2017 and 2016 Mr. Huber earned $116,311 and $26,400, respectively, in accordance with this agreement. During the year ending September 30, 2017 and 2016, Mr. Huber allowed the Company to defer $6,288 and $12,000 in accrued compensation and reimbursable expenses as of September 30, 2017 and 2016, respectively.

On March 10, 2017, the Company entered into a Consulting agreement with Adam Maher, its Senior Vice President for management and business development services. In accordance with this agreement, Mr. Maher provides services to the Company in exchange for $120,000 per year, 0.5% bonus on revenues, 2.0% on revenue from direct sales plus reimbursable expenses incurred. $70,971 was recorded as a consulting expenses under this this agreement. As of September 30, 2017, Mr. Maher was owed $268 in accrued compensation and unreimbursed expenses in accordance with this agreement.

The Company’s line of business requires high skilled employees who are appropriately compensated for their specialized skills. Employment agreements range from $90,000 to $172,500 per year, and include a taxable stipend for healthcare, performance bonuses and are subject to standard payroll taxes.

On February 6, 2017, the Company and CleanSpark Holdings, LLC (“Holdings”) entered into an Assumption of Debt Agreement to settle Debts Holdings owed the Company related to the June 30, 2016 Purchase Agreement. Pursuant to the Purchase Agreement, the Company agreed to assume up to $200,000 in liabilities arising out of the assets. In the course of subsequent due diligence, CleanSpark discovered that they had actually assumed $275,586 in liabilities. As a result of the overage in assumed liabilities, Holdings paid the Company $25,000 and remained indebted to CleanSpark for the remaining overage amount of $50,586. Holdings agreed to reassume $44,919 in settlement of the full amount of the debt overage and the Company agreed to accept the assumption of $44,919 in settlement of the full amount of the Debt overage. A loss on settlement of debt of $5,667 was recorded by the Company as a result of the agreement.

12. STOCKHOLDERS’ EQUITY (DEFICIT)

Overview

The Company’s authorized capital stock consists of 100,000,000 shares of common stock and 10,000,000 shares of preferred stock, par value $0.001 per share. As of September 30, 2017, there were 33,409,471 shares of common stock issued and outstanding and 1,000,000 shares of preferred stock issued and outstanding.

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

Common Stock issuances

During the period commencing October 1, 2016 through September 30, 2017, the Company received $880,000 from 38 investors pursuant to private placement agreements with the investors to purchase 1,101,000 shares of the Company’s $0.001 par value common stock at a purchase price equal to $0.80 for each share of Common stock.

In November of 2016, the Company issued 2,932,704 shares of common stock to two officers for the cashless exercise of 3,000,000 options.

In December of 2016, the Company issued 1,466,352 shares of common stock to a director for the cashless exercise of 1,500,000 options.

On April 13, 2017, the Company issued 25,000 shares of common stock to a consultant for services. The shares were valued at $2.75 per share or $68,750, which was the quoted closing price of our Common stock on the date of issuance.

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

13. STOCK WARRANTS

The following is a summary of stock warrant activity during the year ended September 30, 2016 and year ended September 30, 2017.

	Number of Shares	Weighted Average Exercise Price
Balance, September 30, 2015	8,097,600	$0.10
Warrants granted and assumed	5,014,500	$1.38
Warrants expired	—	—
Warrants canceled	—	—
Warrants exercised	—	—
Balance, September 30, 2016	13,112,100	$0.59
Warrants granted and assumed	—	$—
Warrants expired	—	—
Warrants canceled	—	—
Warrants exercised	4,500,000	0.083
Balance, September 30, 2017	8,612,100	$0.85

As of September 30, 2017, there are warrants exercisable to purchase 8,612,100 shares of common stock in the Company.

14. STOCK OPTIONS

The Company sponsors a stock-based incentive compensation plan known as the 2017 Incentive Plan (the “Plan”), which was established by the Board of Directors of the Company in September 2017. A total of 3,000,000 shares were initially reserved for issuance under the Plan.

The following is a summary of stock option activity during the year ended September 30, 2017.

	Number of Shares	Weighted Average Exercise Price
Balance, September 30, 2016	—	$—
Warrants granted and assumed	6,902	$3.45
Warrants expired	—	—
Warrants canceled	—	—
Warrants exercised	—	—
Balance, September 30, 2017	6,902	$3.45

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

15. INCOME TAXES

The Company provides for income taxes under FASB ASC 740, Accounting for Income Taxes. FASB ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

FASB ASC 740 requires the reduction of deferred tax assets by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $5,134,484 which is calculated by multiplying a 34% estimated tax rate by the cumulative net operating loss (NOL) adjusted for the following items:

The components of the Company's deferred tax asset as of September 30, 2017 and 2016 are as follows:

	For the period ended September 30,
	2017	2016
Book loss for the year	$(13,498,526)	$(2,540,562)
Adjustments:
Non-deductible portion of meals and entertainment	8,736	6,068
Non-deductible portion of stock compensation	50,130	1,482,052
Non-deductible penalties	—	—
Tax loss for the year	(13,439,660)	(1,052,442)
Estimated effective tax rate	34%	34%
Deferred tax asset	$(4,569,484)	$(357,830)

	As of September 30,
	2017	2016
Deferred tax asset	$5,134,484	$565,057
Valuation allowance	(5,134,484)	(565,057)
Current taxes payable	—	—
Income tax expense	$—	$—

Below is a chart showing the total estimated corporate federal net operating loss (NOL) and the year in which it will expire.

Year	Amount	Expiration
2017	$4,569,484	2037
2016	358,000	2036
2015	82,000	2035
2014	1,000	2034
2013	12,000	2033
2012	7,000	2032
2011	13,000	2031
2010	6,000	2030
2009	10,000	2029
2008	7,000	2028
2007	1,000	2027
2006	1,000	2026
2005	—	2025
2004	61,000	2024
2003	—	2023
2002	4,000	2022
2001	2,000	2021
Total	$5,134,484

The Company plans to file its U.S. federal return for the year ended September 30, 2017 upon the issuance of this filing. The tax years 2012-2016 remained open to examination for federal income tax purposes by the major tax jurisdictions to which the Company is subject. No tax returns are currently under examination by any tax authorities.

16. COMMITMENTS AND CONTINGENCIES

On January 22, 2016, the Company relocated its corporate office to 70 North Main Street, Suite 105, Bountiful, Utah 84010. The Company executed a one-year lease agreement that calls for the Company to make payments of $850 per month. The Company has prepaid rent for January 2017. Future minimum lease payments under the operating leases for the facilities as of September 30, 2017, are $0. The Company continues to occupy the leased space on a month to month basis at a rate of $850 per month.

CleanSpark, LLC has agreed to warranty and maintain the microgrid assets located on the FractalGrid Demonstration Facility to Camp Pendleton Marine Corp Base. In exchange, the Company has been granted the permission to locate its system on the base and the access to conduct guided tours of the FractalGrid Demonstration Facility for the Company’s potential customers. The Company expects to be release from its warranty obligations upon release of the assets to USMC Camp Pendleton. (see Note 7. for additional details)

On December 16, 2016, the Company executed an 18-month lease agreement at 6365 Nancy Ridge Drive, 2nd Floor, San Diego, California. The Company executed a one-year lease agreement that calls for the Company to make payments of $2,375 per month through December 31, 2017 and $2,446 per month from January 1, 2018 through May 31, 2018. Future minimum lease payments under the operating leases for the facilities as of September 30, 2017, are $19,568 for the fiscal year ending September 30, 2018.

The Company was awarded a $900,000 contract from Bethel-Webcor JV. Under the contract terms we will install a turn-key advanced microgrid system at the U.S. Marine Corps Base Camp Pendleton. The contract is in direct support of the United States Department of Navy's communication information system (CIS) operations complex at the U.S. Marine Corps Base Camp Pendleton that was recently awarded to the Joint-Venture. The Company plans to begin on-site work for this project in February of 2018.

17.   MAJOR CUSTOMERS AND VENDORS

For the year ended September 30, 2017 and 2016, the Company had the following customers that represented more than 10% of sales.

	September 30, 2017	September 30, 2016
Bethel-Webcor JV-1	10.8%	100%
Jacobs/ HDR a joint venture	13.0%	—
Macerich	24.4%	—
Firenze	20.0%	—

For the year ended September 30, 2017, the Company had the following suppliers that represented more than 10% of direct material costs.

September 30, 2017
CED Greentech	54.9%
Integrated power systems	11.5%
Simpliphi Power	27.6%

For the year ended September 30, 2016, the Company had no suppliers that represented more than 10% of direct material costs.

18.    SUBSEQUENT EVENTS

During the period commencing October 1, 2017 through January 10, 2017, the Company received $147,500 from 11 investors pursuant to private placement agreements with the investors to purchase 184,375 shares of the Company’s $0.001 par value common stock at a purchase price equal to $0.80 for each share of Common stock.

On October 6, 2017, the Company executed a 58.3% promissory note with a face value of $45,000 with a financial institution. Under the terms of the promissory note the Company received $45,000 and agreed to repay the note evenly over 12 months.

On November 20, 2017, the Company executed a 10% secured promissory note with a face value of $80,000 with an investor. Under the terms of the promissory note the Company received $80,000 and agreed to make monthly interest payments and repay the note principal 12 months from the date of issuance.

On November 11, 2017, the Company executed a 10% secured promissory note with a face value of $100,000 with an investor. Under the terms of the promissory note the Company received $100,000 and agreed to make monthly interest payments and repay the note principal 24 months from the date of issuance. The note is secured by 100,000 shares which would be issued to the note holder only in the case of an uncured default.

On December 5, 2017, the Company executed a 9% secured promissory note with a face value of $50,000 with an investor. Under the terms of the promissory note the Company received $50,000 and agreed to make monthly interest payments and repay the note principal 24 months from the date of issuance. The note is secured by 50,000 shares which would be issued to the note holder only in the case of an uncured default.

On December 15, 2017, an investor exercised warrants to purchase 27,548 shares of the Company’s $0.001 par value common stock at a purchase price equal to $0.363 for each share of Common stock. The Company receive $10,000 as a result of this exercise.

On January 1, 2018, the Company issued warrants to purchase 100,000 shares of common stock at an exercise price of $0.80 per share to an advisor for business advisory services. The warrants were valued at $234,095 using the Black Scholes option pricing model based upon the following assumptions: term of 5 years, risk free interest rate of 2.01%, a dividend yield of 0% and volatility rate of 158%. The warrants were fully earned and vested on January 1, 2018.

On January 12, 2017, the Company executed a 58.5% promissory note with a face value of $18,400 with a financial institution. Under the terms of the promissory note the Company received $18,400 and agreed to repay the note and interest evenly over 12 months.

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

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being September 30, 2017. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of September 30, 2017 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of September 30, 2017, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending September 30, 2018: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the year ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the names, ages and positions of our current directors and executive officers.

Name	Age	Position(s)
S. Matthew Schultz	48	Chief Executive Officer and Director
Zachary K. Bradford	31	Chief Financial Officer and Director
Bryan Huber	35	Chief Operating Officer and Director
Larry McNeill	75	Chairman and Director

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

Zachary K. Bradford, Chief Financial Officer, is a licensed Certified Public Accountant in Nevada and a member of the American Institute of Certified Public Accountants. He has served as the managing partner of a public accounting and consulting firm in Henderson, Nevada since June 2013..

Mr. Bradford holds a B.S. in Accounting and a Masters of Accountancy from Southern Utah University. From March of 2015 to July 2016, Mr. Bradford served as a member of the board of directors and Chief Financial Officer of Epic Stores Corp.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of the Company’s knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended September 30, 2017, the following persons have not filed on a timely basis, the identified  reports required by Section 16(a) of the Exchange Act during fiscal year ended September 30, 2017:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
S. Matthew Schultz, President	0	2	0
Zachary Bradford, CFO	0	1	0
Bryan Huber, COO and Director	1	0	0
Larry McNeill, Chairman and Director	0	1	0

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller. We will provide, at no cost, a copy of the Code of Ethics to any shareholder upon receiving a written request sent to the Company’s address shown on Page 1 of this report.

Item 11. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended September 30, 2017 and 2016.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
S. Matthew Schultz CEO	2017 2016			600	482,861		25,673 15,000	168,052 97,500	193,725 595,961
Zachary Bradford CFO	2017 2016			600	482,861		26,360 30,000	167,365 15,000	193,725 528,461
Bryan Huber COO	2017 2016						6,288 12,000	110,023 14,400	116,311 26,400

Narrative Disclosure to the Summary Compensation Table

On October 1, 2014, we entered into a Consulting agreement with Matthew Schultz, our Chief Executive Officer for management services. In accordance with this agreement Mr. Schultz provides services to us in exchange for $7,500 per month plus reimbursable expenses incurred. On August 1, 2016, the Company amended the agreement and the monthly fees for his services was increased to $15,000 per month in compensation. On January 1, 2017, the agreement was further amended to include an additional $1,000 medical insurance stipend and a bonus of 0.5% of gross revenue. The term of the agreement is one year and automatically renews until cancelled by either party. During the year ending September 30, 2017 and 2016 Mr. Schultz earned $112,500 and $193,725, respectively, in accordance with this agreement. During the year ending September 30, 2017 and 2016, Mr. Schultz allowed the Company to defer $25,673 and $15,000 as accrued compensation as of September 30, 2017 and 2016, respectively. Subsequent to the end of the Company’s fiscal yearend Mr. Schultz continued to allow his pay to be deferred, as of the date of this filing the Company owes Mr. Schultz $58,810 in deferred compensation.

On July 1, 2016, we entered into a Consulting agreement with Zachary Bradford, our President and Chief Financial Officer for management services. In accordance with this agreement, Mr. Bradford provides services to us in exchange for $15,000 per month plus reimbursable expenses incurred. On January 1, 2017, the agreement was amended to include an additional $1,000 medical insurance stipend and a bonus of 0.5% of gross revenue. The term of the agreement is one year and automatically renews until cancelled by either party. During the year ending September 30, 2017 and 2016 Mr. Bradford earned $193,725 and $45,000, respectively, in accordance with this agreement. During the year ending September 30, 2017 and 2016, Mr. Bradford allowed the Company to defer $26,360 and $30,000 as accrued compensation as of September 30, 2017 and 2016, respectively. Subsequent to the end of the Company’s fiscal yearend Mr. Bradford continued to allow his pay to be deferred, as of the date of this filing the Company owes Mr. Bradford $78,252 in deferred compensation.

On July 1, 2016, we entered into a Consulting agreement with Bryan Huber, our Chief Operations Officer for management services. In accordance with this agreement, Mr. Huber provided services to us in exchange for $104,000 per year plus reimbursable expenses incurred. On January 1, 2017, the agreement was amended and the fee for his services increased to $117,000 and also to include an additional a $500 medical insurance stipend and a bonus of 0.5% of gross revenue. The term of the agreement is one year and automatically renews until cancelled by either party. During the years ending September 30, 2017 and 2016 Mr. Huber earned $116,311 and $26,400, respectively, in accordance with this agreement. During the year ending September 30, 2017 and 2016, Mr. Huber allowed the Company to defer $6,288 and $12,000 in accrued compensation and reimbursable expenses as of September 30, 2017 and 2016, respectively.

Other than disclosed above there are no formal agreements to compensate any officers for their services. Our officers and directors are reimbursed for expenses incurred on our behalf. However, our officers and directors have received benefits in the form of shares of our common stock and warrants.

Outstanding Equity Awards at Fiscal Year-End

On June 9, 2017, our Board of Directors adopted the 2017 Equity Incentive Plan (the “Plan”). The purpose of the Plan is to attract and retain the best available personnel for positions of substantial responsibility with us, to provide additional incentive to employees, directors and consultants, and to promote our success. Under the initial Plan, we were able to issue up to an aggregate total of 3,000,000 incentive or non-qualified options to purchase our common stock, or stock awards.

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of September 30, 2017.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
S. Matthew Schultz	-	-	-	-	-	-	-	-	-
Zachary Bradford	-	-	-	-	-	-	-	-	-
Bryan Huber	-	-	-	-	-	-	-	-	-

Director Compensation

The table below summarizes all compensation of our directors for the year ended September 30, 2017.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Larry McNeill	-	-	-	-	-	-	-

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of January 11, 2018 the number and percentage of the 33,908,894 shares of outstanding common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock.  Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Except as otherwise indicated, the address of each of the persons named in the table below is c/o CleanSpark, Inc., 70 North Main Street, Ste. 105 Bountiful, Utah 84010.

Name of Beneficial Owner	Number of Shares of Par Value $0.001 Common Stock Beneficially Owned	Percentage of Class
5% or Greater Stockholders
CleanSpark Holdings, LLC 9666 Businesspark Ave Unit 207 San Diego, CA 92131	6,000,000	17.7%
Bruce Lybbert 1366 Skyline Dr. Bountiful, UT 84010	3,857,657 (1)	10.9%
Michael Barrett 3236 North Pelican Dr. Farr West, UT 84404	2,596,140 (2)	7.3%
Directors and named executive officers
S. Matthew Schultz	6,426,308 (3)	19.0%
Zachary Bradford	3,358,632 (4)	9.9%
Larry McNeill	1,086,352 (5)	3.2%
Bryan Huber	—	0%
All Officers and Directors as a Group (5 Persons)	15,371,292	40.0%

(1)	Includes 432,657 shares of common stock held in his name, 1,925,000 shares of common stock held by Jacque Lybbert, Mr. Lybbert’s spouse, and options to purchase 1,500,000 shares of common stock.
(2)	Includes 1,096,140 shares of common stock held in his name and options to purchase 1,500,000 shares of common stock.
(3)	Includes 4,800,000 shares of common stock held in the S M Schultz IRRV TR to which Mr. Schultz is the beneficial owner, 1,216,352 shares of common stock held in his name and 409,956 shares of common stock held by his spouse.
(4)	Includes 3,238,632 shares of common stock held in ZRB Holdings Inc. in which Mr. Bradford is the beneficial owner, 120,000 shares of common stock held in BlueChip Advisors LLC in which Mr. Bradford shares beneficial ownership.
(5)	Includes 1,086,352 shares of common stock held in his name.

The following table sets forth as of January 11, 2018 the number and percentage of the 1,000,000 shares of outstanding Series A Preferred Stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding shares of Series A Preferred Stock.  Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Except as otherwise indicated, the address of each of the persons named in the table below is c/o CleanSpark, Inc., 70 North Main Street, Ste. 105 Bountiful, Utah 84010.

Name of Beneficial Owner	Number of Shares of Par Value $0.001 Series A Preferred Stock Beneficially Owned	Percentage of Class
5% or Greater Stockholders
Bruce Lybbert	250,000	25%
Directors and named executive officers
S. Matthew Schultz	250,000	25%
Zachary Bradford	250,000	25%
Bryan Huber	—	0%
Larry McNeill	250,000	25%
All Officers and Directors as a Group (5 Persons)	750,000	75%

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

On February 6, 2017, the Company and CleanSpark Holdings, LLC (“Holdings”) entered into an Assumption of Debt Agreement to settle Debts Holdings owed the Company related to the June 30, 2016 Purchase Agreement. Pursuant to the Purchase Agreement, the Company agreed to assume up to $200,000 in liabilities arising out of the assets. In the course of subsequent due diligence, CleanSpark discovered that they had actually assumed $275,586 in liabilities. As a result of the overage in assumed liabilities, Holdings paid the Company $25,000 and remained indebted to CleanSpark for the remaining overage amount of $50,586. Holdings agreed to reassume $44,919 in settlement of the full amount of the debt overage and the Company agreed to accept the assumption of $44,919 in settlement of the full amount of the Debt overage. A loss on settlement of debt of $5,667 was recorded by the Company as a result of the agreement.

On August 13, 2017, the Company executed a 15% promissory note with a face value of $80,000 with Zachary Bradford, its President and Chief Financial Officer. Under the terms of the promissory note the Company received $80,000 and agreed to repay the note evenly over 12 months. As of September 30, 2017, Company’s owed $73,333 in principal and $600 in accrued interested under the terms of the agreement.

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees billed by our auditors in connection with the audits of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended September 30	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2016	$20,000	$0	$0	$0
2017	$25,000	$0	$0	$0

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
2.1	Stock Purchase Agreement(9)
2.2	Assignment(9)
2.3	Asset Purchase Agreement(11)
2.4	Amendment to Asset Purchase Agreement(12)
2.5	Amendment to Asset Purchase Agreement(13)
3.1	Articles of Incorporation, as amended (1)
3.2	Amended Bylaws (2)
3.3	Articles of Merger (3)
3.4	Certificate of Amendment (4)
3.5	Certificate of Designation (4)
3.6	Certificate of Change (5)
3.7	Articles of Merger(14)
4.1	Form of Warrant (6)
10.1	Debt Settlement Agreement (7)
10.2	Debt Settlement Agreement (7)
10.3	Investor Relations Consulting Agreement(8)
10.4	Agreement for Appointment of Corporate Secretary(10)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Annual Report on Form 10-K for the year ended September 30, 2017 formatted in Extensible Business Reporting Language (XBRL).

1.	Incorporated by reference to the Form 10 filed on November 11, 2008.
2.	Incorporated by reference to the 8-K filed on February 12, 2013.
3.	Incorporated by reference to the 8-K filed on December 1, 2014.
4.	Incorporated by reference to the 8-K filed on April 16, 2015.
5.	Incorporated by reference to the 8-K filed on May 13, 2015.
6.	Incorporated by reference to the 8-K filed on March 17, 2015.
7.	Incorporated by reference to the 8-K filed on January 6, 2015.
8.	Incorporated by reference to the 8-K filed on January 19, 2016.
9.	Incorporated by reference to the 8-K filed on May 2, 2016.
10.	Incorporated by reference to the 8-K filed on May 9, 2016.
11.	Incorporated by reference to the 8-K filed on July 7, 2016.
12.	Incorporated by reference to the 8-K filed on July 22, 2016.
13.	Incorporated by reference to the 8-K filed on August 22, 2016.
14.	Incorporated by reference to the 8-K filed on November 14, 2016.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CleanSpark Inc.

By:	/s/ S. Matthew Schultz
S. Matthew Schultz President, Chief Executive Officer, Principal Executive Officer and Director
January 16, 2018

By:	/s/ Zachary Bradford
Zachary Bradford Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
January 16, 2018

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ S. Matthew Schultz
S. Matthew Schultz President, Chief Executive Officer, Principal Executive Officer and Director
January 16, 2018

By:	/s/ Zachary Bradford
Zachary Bradford Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
January 16, 2018

By:	/s/ Larry McNeill
Larry McNeill Chairman and Director
January 16, 2018

