Form 10-Q
period 2017-12-31
CLEANSPARK, INC.
filed 2018-02-14
CIK 827876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2017

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

Yes [ ] No [X]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 34,018,869 shares as of February 13, 2018

2

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of December 31, 2017 (unaudited) and September 30, 2017;

F-2	Consolidated Statements of Operations for the three months ended December 31, 2017 and 2016 (unaudited);

F-3	Consolidated Statements of Cash Flow for the three months ended December 31, 2017 and 2016 (unaudited);

F-4	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended December 31, 2017 are not necessarily indicative of the results that can be expected for the full year.

3

 CLEANSPARK, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31, 2017	September 30, 2017
ASSETS
Current assets
Cash	$41,912	$57,128
Accounts receivable	26,400	41,947
Deposits-current	33,392	—
Prepaid expense	27,653	29,556
Total current assets	129,357	128,631

Flexpower system	12,930,675	13,396,574
Goodwill	4,919,858	4,919,858
Microgrid Assets	—	—
Intangible assets	2,150,947	2,216,556
Fixed Assets	114,049	125,441
Deposits- long term	—	5,742

Total assets	20,244,886	20,792,802

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$168,674	$143,225
Customer deposits	18,000	16,000
Due to related parties	130,134	61,021
Loan from related party	53,333	73,333
Loans	117,500	7,712
Total current liabilities	487,641	301,291

Loans	300,000	150,000

Total liabilities	787,641	451,291

Stockholders' equity (deficit)
Common stock; $0.001 par value; 100,000,000 shares authorized; 33,608,894 and 33,409,471 shares issued and outstanding as of December 31, 2017 and September 30, 2017, respectively	33,608	33,409
Preferred stock; $0.001 par value; 10,000,000 shares authorized; 1,000,000 and 1,000,000 shares issued and outstanding as of December 31, 2017 and September 30, 2017, respectively	1,000	1,000
Additional paid-in capital	40,412,518	40,240,468
Accumulated earnings (deficit)	(20,989,881)	(19,933,366)
Total stockholders' equity (deficit)	19,457,245	20,341,511

Total liabilities and stockholders' equity (deficit)	$20,244,886	$20,792,802

The accompanying notes are an integral part of these financial statements.

 CLEANSPARK, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	December 31, 2017	December 31, 2016

Revenues	$18,080	$83,884

Cost of revenues	6,468	17,974

Gross profit	11,612	65,910

Operating expenses
Professional fees	155,001	289,344
Payroll expenses	258,198	—
Research and development	2,315	368
General and administrative expenses	75,942	67,265
Depreciation and amortization	560,540	488,758
Total operating expenses	1,051,996	845,735

Loss from operations	(1,040,384)	(779,825)

Other income (expense)
Interest expense	(16,131)	—
Gain (Loss) on disposal of assets	—	(12,817)
Total other income (expense)	(16,131)	(12,817)

Net income (loss)	$(1,056,515)	$(792,642)

Basic income (loss) per common share	$(0.03)	$(0.03)

Basic weighted average common shares outstanding	33,500,391	29,725,302

The accompanying notes are an integral part of these financial statements.

 CLEANSPARK, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	December 31, 2017	December 31, 2016
Cash Flows from Operating Activities
Net loss	$(1,056,515)	$(792,642)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock based consulting	24,749	41,518
Depreciation and amortization	560,540	488,758
Changes in assets and liabilities
(Increase) decrease in prepaid expense	1,903	(22,008)
(Increase) decrease in deposits	(27,650)	(5,742)
Decrease (increase) in accounts receivable	15,547	(18,012)
Increase in shareholder receivable	—	4,020
Increase in customer deposits	2,000	21,650
Increase (decrease) in accounts payable	25,449	(24,786)
Increase (decrease) in accounts payable related party	69,113	27,581
Net cash from operating activities	(384,864)	(279,663)

Cash Flows from investing
Purchase of intangible assets	(2,907)	(19,387)
Purchase of fixed assets	(2,183)	32,634
Investment in Flexpower system	(12,550)	(17,643)
Loss on disposal of fized assets	—	(12,817)
Net cash used in investing activities	(17,640)	(17,213)

Cash Flows from Financing Activities
Payments on short-term loans	(15,212)	(2,261)
Proceeds from short term notes	125,000	—
Proceeds from exercise of warrants	10,000	—
Payments on related party debt	(20,000)	—
Proceeds from long term loans	150,000	—
Proceeds from issuance of common stock	137,500	68,000
Net cash from financing activities	387,288	65,739

Net increase (decrease) in Cash	(15,216)	(231,137)

Beginning cash balance	57,128	436,529

Ending cash balance	$41,912	$205,392

Supplemental disclosure of cash flow information
Cash paid for interest	$11,280	$—
Cash paid for tax	$—	$—

Non-Cash investing and financing transactions
Cashless exercise of options	$—	$4,399
Options and warrants for services	$24,749	$—

The accompanying notes are an integral part of these financial statements.

CLEANSPARK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. ORGANIZATION AND LINE OF BUSINESS

Organization

CleanSpark, Inc. (the "Company") was incorporated in the state of Nevada on October 15, 1987 as SmartData Corporation. SmartData conducted a 504-public offering in the State of Nevada in December 1987 and began trading publicly in January 1988. Due to a series of unfortunate events, including the untimely death of the founding CEO, SmartData discontinued active business operations in 1992.

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

Going concern – The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $20,989,881 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Revenue Recognition – The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” and No. 104, “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured. For the quarters ended December 31, 2017 and 2016, the Company reported revenues of $18,080 and $83,884, respectively.

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

The Asset, “Costs in excess of billings”, represents revenues recognized in excess of amounts billed on contracts in progress. The Liability, “Billings in excess of costs”, represents billings in excess of revenues recognized on contracts in progress. At December 31, 2017 and September 31, 2017, the costs in excess of billings balance were $0 and $0, and the billings in excess of costs balance were $0 and $0, respectively.

Accounts receivables are recorded on contracts for amounts currently due based upon progress billings, as well as retention, which are collectible upon completion of the contracts.  Accounts payable to material suppliers and subcontractors are recorded for amounts currently due based upon work completed or materials received, as are retention due subcontractors, which are payable upon completion of the contract.  General and administrative expenses are charged to operations as incurred and are not allocated to contract costs. Retention receivable is the amount withheld by a customer until a contract is completed. Retention receivables of $0 and $0 were included in the balance of trade accounts receivable as of December 31, 2017 and September 30, 2017, respectively.

Accounts Receivable – Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms. The Company performs ongoing credit evaluation of its customers and management closely monitors outstanding receivables based on factors surrounding the credit risk of specific customers, historical trends, and other information. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded. Accounts receivable are presented net of an allowance for doubtful accounts of $0 and $0 at December 31, 2017, and September 30, 2017, respectively.

Cash and cash equivalents – For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. There was $41,912 and $57,128 in cash and cash equivalents as of December 31, 2017 and September 30, 2017, respectively.

Concentration Risk

At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of FDIC limits. As of December 31, 2017, the cash balance in excess of the FDIC limits was $0. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in these accounts.

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

Warranty Liability – The Company establishes warranty liability reserves to provide for estimated future expenses as a result of installation and product defects, product recalls and litigation incidental to the Company’s business.  Liability estimates are determined based on management’s judgment, considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, consultations with third party experts such as engineers, and discussions with the Company’s general counsel and outside counsel retained to handle specific product liability cases.  The Company’s manufacturers and service providers currently provide substantial warranties between ten to twenty-five years with full reimbursement to replace and install replacement parts.  Warranty costs and associated liabilities for the periods ended December 31, 2017 and September 30, 2017 were $0 and $0, respectively.

Stock-based compensation – The Company follows the guidelines in FASB Codification Topic ASC 718-10 “Compensation-Stock Compensation,” which provides investors and other users of financial statements with more complete and neutral financial information, by requiring that the compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. ASC 718-10 covers a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. On June 9, 2017, the Company implemented an employee stock based compensation plan and since inception of the plan has issued 17,776 options to purchase shares of the Company’s common stock under this plan as of December 31, 2017. The options were granted at quoted market prices and are exercisable between $2.44 to $3.45 per share.

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

Long-lived Assets – In accordance with the Financial Accounting Standards Board ("FASB") Accounts Standard Codification (ASC) ASC 360-10, "Property, Plant and Equipment," the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value. During the three months ended December 31, 2017 and 2016 the Company recorded an impairment expense of $0 and $0, respectively.

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

Recently Issued Accounting Pronouncements –The Company has evaluated the all recent accounting pronouncements through ASU 2018-01, and believes that none of them will have a material effect on the Company's financial position, results of operations or cash flows.

4. PREPAID EXPENSES

Prepaid expenses consist of the following as of December 31, 2017 and September 30, 2017:

	December 31, 2017	September 30, 2017
Prepaid compensation	$4,675	$5,241
Prepaid professional fees	2,500	2,500
Prepaid rents	—	—
Prepaid dues and subscriptions	13,002	4,696
Prepaid insurance and bonds	7,476	17,119
Total prepaid expenses	$27,653	$29,556

5. FLEXPOWER SYSTEM ASSETS

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

These planned improvements paired with our design and engineering methods and experience should help keep CleanSpark on the cutting edge of the microgrid industry. The Company plans to make an initial release of both mPulse 2.0 and DNA 2.0 available to customers in the Company’s third fiscal quarter of 2018.

The FlexPower system consists of the following as of December 31, 2017 and September 30, 2017:

	December 31, 2017	September 30, 2017
DNA software	$4,663,513	$4,663,513
MPulse software	5,935,747	5,923,197
Engineering trade secrets	4,020,269	4,020,269
Less: accumulated amortization	(1,688,854)	(1,210,405)
Intangible assets, net	$12,930,675	$13,396,574

Amortization expense for the three months ended December 31, 2017 and 2016 was $478,449 and $335,573, respectively.

6. INTANGIBLE AND OTHER ASSETS

Intangible assets consist of the following as of December 31, 2017 and September 30, 2017:

	December 31, 2017	September 30, 2017
Patents	$92,380	$89,473
Websites	14,532	14,532
Brand and Client lists	2,497,472	2,497,472
Trademarks	5,928	5,928
Software	26,990	26,990
Less: accumulated amortization	(486,355)	(417,839)
Intangible assets, net	$2,150,947	$2,216,566

Amortization expense for the three months ended December 31, 2017 and 2016 was $68,516 and $68,832, respectively.

7. FIXED ASSETS

Fixed assets consist of the following as of December 31, 2017 and September 30, 2017:

	December 31, 2017	September 30, 2017
Machinery and equipment	$133,061	$133,061
Furniture and fixtures	76,576	74,393
Total	209,637	207,454
Less: accumulated depreciation	(95,588)	(82,013)
Fixed assets, net	$114,049	$125,441

Depreciation expense for the three months ended December 31, 2017 and 2016 was $13,575 and $26,220, respectively.

8. LOANS

On September 5, 2017, the Company executed a 9% secured promissory note with a face value of $150,000 with an investor. Under the terms of the promissory note the Company received $150,000 and agreed to make monthly interest payments and repay the note principal 24 months from the date of issuance. The note is secured by 150,000 shares which are held in escrow and would be issued to the note holder only in the case of an uncured default. As of December 31, 2017, The Company owed $150,000 in principal and $1,152 in accrued interested under the terms of the agreement and recorded interest expense of $3,402 for the three months ending December 31, 2017.

On October 6, 2017, the Company executed a 58.3 % promissory note with a face value of $45,000 with a financial institution. Under the terms of the promissory note the Company received $45,000 and agreed to repay the note evenly over 12 months. As of December 31, 2017, The Company owed $37,500 in principal and $1,913 in accrued interested under the terms of the agreement and recorded interest expense of $5,738 for the three months ending December 31, 2017.

On November 20, 2017, the Company executed a 10% secured promissory note with a face value of $80,000 with an investor. Under the terms of the promissory note the Company received $80,000 and agreed to make monthly interest payments and repay the note principal 12 months from the date of issuance. As of December 31, 2017, The Company owed $80,000 in principal and $680 in accrued interested under the terms of the agreement and recorded interest expense of $899 for the three months ending December 31, 2017.

On November 11, 2017, the Company executed a 10% secured promissory note with a face value of $100,000 with an investor. Under the terms of the promissory note the Company received $100,000 and agreed to make monthly interest payments and repay the note principal 24 months from the date of issuance. The note is secured by 100,000 shares which would be issued to the note holder only in the case of an uncured default. As of December 31, 2017, The Company owed $100,000 in principal and $1,452 in accrued interested under the terms of the agreement and recorded interest expense of $1,452 for the three months ending December 31, 2017.

On December 5, 2017, the Company executed a 9% secured promissory note with a face value of $50,000 with an investor. Under the terms of the promissory note the Company received $50,000 and agreed to make monthly interest payments and repay the note principal 24 months from the date of issuance. The note is secured by 50,000 shares which would be issued to the note holder only in the case of an uncured default. As of December 31, 2017, The Company owed $50,000 in principal and $321 in accrued interested under the terms of the agreement and recorded interest expense of $321 for the three months ending December 31, 2017.

9. RELATED PARTY TRANSACTIONS

The Company has a consulting agreement with Matthew Schultz, our Chief Executive Officer, for management services. In accordance with this agreement, as amended, Mr. Schultz provides services to us in exchange for $15,000 in compensation for services plus a $1,000 medical insurance stipend, each month plus a bonus of 0.5% of gross revenue. The Company has also agreed to reimburse Mr. Schultz for expenses incurred. The term of the agreement is one year and automatically renews until cancelled by either party. During the three months ending December 31, 2017 and 2016, Mr. Schultz earned $48,163 and $45,000, respectively, in accordance with this agreement. During the three months ending December 31, 2017, Mr. Schultz allowed the Company to defer $42,973 as accrued compensation. As of December 31, 2017, the Company owed Mr. Schultz $42,973 in deferred compensation and reimbursable expenses.

The Company has a consulting agreement with Zachary Bradford, our Chief Financial Officer, for management services. In accordance with this agreement, as amended, Mr. Bradford provides services to us in exchange for $15,000 in compensation for services plus a $1,000 medical insurance stipend, each month plus a bonus of 0.5% of gross revenue. The Company has also agreed to reimburse Mr. Bradford for expenses incurred. The term of the agreement is one year and automatically renews until cancelled by either party. During the three months ending December 31, 2017 and 2016, Mr. Bradford earned $48,163 and $45,000, respectively, in accordance with this agreement. During the three months ending December 31, 2017, Mr. Bradford allowed the Company to defer $48,163 as accrued compensation. As of December 31, 2017, the Company owed Mr. Bradford $65,016 in deferred compensation and reimbursable expenses.

On August 13, 2017, the Company executed a 15% promissory note with a face value of $80,000 with Zachary Bradford, its President and Chief Financial Officer. Under the terms of the promissory note the Company received $80,000 and agreed to repay the note evenly over 12 months. As of December 31, 2017, Company’s owed $53,333 in principal and $600 in accrued interested under the terms of the agreement.

The Company has a consulting agreement with Bryan Huber, our Chief Operations Officer, for management services. In accordance with this agreement, as amended, Mr. Huber provides services to us in exchange for $117,000 in compensation for services plus a $500 medical insurance stipend and a bonus of 0.5% of gross revenue. The Company has also agreed to reimburse Mr. Huber for expenses incurred. The term of the agreement is one year and automatically renews until cancelled by either party. During the three months ending December 31, 2017 and 2016, Mr. Huber earned $30,913 and $26,000, respectively, in accordance with this agreement. During the three months ending December 31, 2017, Mr. Huber allowed the Company to defer $2,451 as accrued compensation. As of December 31, 2017, the Company owed Mr. Huber $8,701 in deferred compensation and reimbursable expenses.

On March 10, 2017, the Company entered into a consulting agreement with Adam Maher, its Senior Vice President, for management and business development services. In accordance with this agreement, Mr. Maher provides services to the Company in exchange for $120,000 per year, 0.5% bonus on revenues, 2.0% on revenue from direct sales plus reimbursable expenses incurred. During the three months ending December 31, 2017, $30,167 was recorded as a consulting expenses under this this agreement. As of December 31, 2017, Mr. Maher was owed $11,971 in accrued compensation and unreimbursed expenses in accordance with this agreement.

The Company’s line of business requires high skilled employees who are appropriately compensated for their specialized skills. Employment agreements range from $90,000 to $172,500 per year, and include a taxable stipend for healthcare, performance bonuses and are subject to standard payroll taxes.

10. STOCKHOLDERS’ EQUITY (DEFICIT)

Overview

The Company’s authorized capital stock consists of 100,000,000 shares of common stock and 10,000,000 shares of preferred stock, par value $0.001 per share. As of December 31, 2017, there were 33,608,894 shares of common stock issued and outstanding and 1,000,000 shares of preferred stock issued and outstanding.

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

Common Stock issuances

During the period commencing October 1, 2017 through December 31, 2017, the Company received $137,500 from 10 investors pursuant to private placement agreements with the investors to purchase 171,875 shares of the Company’s $0.001 par value common stock at a purchase price equal to $0.80 for each share of Common stock.

11. STOCK WARRANTS

The following is a summary of stock warrant activity during the three months ended December 31, 2017 and year ended September 30, 2017.

	Number of Shares	Weighted Average Exercise Price
Balance, September 30, 2016	13,112,100	$0.59
Warrants granted and assumed	—	$—
Warrants expired	—	—
Warrants canceled	—	—
Warrants exercised	4,500,000	0.083
Balance, September 30, 2017	8,612,100	$0.85
Warrants granted and assumed	—	$—
Warrants expired	—	—
Warrants canceled	—	—
Warrants exercised	27,548	0.363
Balance, December 31, 2017	8,584,552	$0.85

As of December 31, 2017, there are warrants exercisable to purchase 8,584,552 shares of common stock in the Company.

On December 13, 2017, an investor exercised warrants to purchase 27,548 shares of the Company’s $0.001 par value common stock at a purchase price equal to $0.363 for each share of Common stock. The Company receive $10,000 as a result of this exercise.

12. STOCK OPTIONS

The Company sponsors a stock-based incentive compensation plan known as the 2017 Incentive Plan (the “Plan”), which was established by the Board of Directors of the Company on June 19, 2017. A total of 3,000,000 shares were initially reserved for issuance under the Plan.

The following is a summary of stock option activity during the three months ended December 31, 2017 and year ended September 30, 2017.

	Number of Shares	Weighted Average Exercise Price
Balance, September 30, 2016	—	$—
Options granted and assumed	6,902	$3.45
Options expired	—	—
Options canceled	—	—
Options exercised	—	—
Balance, September 30, 2017	6,902	$3.45
Options granted and assumed	10,874	$3.05
Options expired	—	—
Options canceled	—	—
Options exercised	—	—
Balance, December 31, 2017	17,776	$3.21

As of December 31, 2017, there are options exercisable to purchase 17,776 shares of common stock in the Company.

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

13. COMMITMENTS AND CONTINGENCIES

The Company’s corporate offices are located at 70 North Main Street, Suite 105, Bountiful, Utah 84010. The Company occupies the leased space on a month to month basis at a rate of $850 per month. Future minimum lease payments under the operating leases for the facilities as of December 31, 2017, are $0.

CleanSpark, LLC has agreed to warranty and maintain the microgrid assets located on the FractalGrid Demonstration Facility to Camp Pendleton Marine Corp Base. In exchange, the Company has been granted the permission to locate its system on the base and the access to conduct guided tours of the FractalGrid Demonstration Facility for the Company’s potential customers. The Company expects to release the assets to USMC Camp Pendleton in 2018 and be relieved from its warranty obligations at the time of release.

On December 16, 2016, the Company executed an 18-month lease agreement at 6365 Nancy Ridge Drive, 2nd Floor, San Diego, California. The Company executed a one-year lease agreement that calls for the Company to make payments of $2,375 per month through December 31, 2017 and $2,446 per month from January 1, 2018 through May 31, 2018. Future minimum lease payments under the operating leases for the facilities as of December 31, 2017, are $12,230 for the fiscal year ending September 30, 2018.

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

14. MAJOR CUSTOMERS AND VENDORS

For the three months ended December 31, 2017 and 2016, the Company had the following customers that represented more than 10% of sales.

	December 31, 2017	December 31, 2016
Bethel-Webcor JV-1	—	38.1%
Jacobs/ HDR a joint venture	—	46.7%
Sungevity	—	10.7%
Considine Companies	26.0%	—
Firenze	30.4%	—
ClearSun Solar Corp.	36.5%	—

For the three months ended December 31, 2017 and 2016, the Company had no suppliers that represented more than 10% of direct material costs.

15. SUBSEQUENT EVENTS

During the period commencing January 1, 2018 through February 13, 2018, the Company received $14,400 from 2 investors pursuant to private placement agreements with the investors to purchase 18,000 shares of the Company’s $0.001 par value common stock at a purchase price equal to $0.80 for each share of Common stock .

On January 1, 2018, the Company issued warrants to purchase 100,000 shares o f common stock at an exercise price of $0.80 per share to an advisor for business advisory services. The warrants were valued at $234,095 using the Black Scholes option pricing model based upon the following assumptions: term of 5 years, risk free interest rate of 2.01%, a dividend yield of 0% and volatility rate of 158%. The warrants were fully earned and vested on January 1, 2018.

On January 12, 2018, the Company executed a 58.5% promissory note with a face value of $18,400 with a financial institution. Under the terms of the promissory note the Company received $18,400 and agreed to repay the note and interest evenly over 12 months.

On January 19, 2018, the Company executed a promissory note with a face value of $24,100 with Larry McNeill, a Director of the Company. The note is due on demand and bears interest at a rate of 15% per annum.

On January 19, 2018, an investor exercised warrants to purchase 180,000 shares of the Company’s $0.001 par value common stock at a purchase price equal to $0.083 for each share of Common stock. The Company receive $14,940 as a result of this exercise.

On January 19, 2018, an investor exercised warrants to purchase 15,000 shares of the Company’s $0.001 par value common stock at a purchase price equal to $0.363 for each share of Common stock. The Company receive $5,445 as a result of this exercise.

On January 29, 2018, an investor exercised warrants to purchase 4,500 shares of the Company’s $0.001 par value common stock at a purchase price equal to $0.363 for each share of Common stock. The Company receive $1,634 as a result of this exercise.

On January 29, 2018, the Company executed a promissory note with a face value of $60,000 with Zachary Bradford, its President and Chief Financial Officer. The note is due on demand and bears interest at a rate of 15% per annum.

On February 7, 2018, we issued 387,475 shares of common stock an investor for the cashless exercise of 456,000 warrants.

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

In 2016, we entered into an asset purchase agreement and amendment thereto (the “Purchase Agreement”), and acquired substantially all of the assets of CleanSpark Holdings, LLC. As a result of the Purchase Agreement and the acquisition of the assets, we have taken over the CleanSpark business as another opportunity in the energy sector, along with our existing Gasifier business. We believe that that synergies created from these businesses will strengthen our overall capacity to obtain financing, increase our customer base, open new distribution channels and increase our competitive strength in the energy market, all to the ultimate benefit of our shareholders.

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

As previously disclosed, we plan to continue our focus on the CleanSpark side of the business in 2018, as opposed to expending significant efforts on the Gasifier side of the business. We plan to continue our efforts to better our technology, service existing customers and market our System to prospective clients. We feel that this focus would provide the best opportunity for our shareholders.

Results of operations for the three months ended December 31, 2017 and 2016

Revenues

We earned revenues of $18,080 during the three months ending December 31, 2017, as compared with $83,884 in revenues for the same period ended 2016.   The decrease was mainly a result of decreased engineering and design revenues in the three months ending December 31, 2017 as compared to the same period ending December 31, 2016.

Most of our revenue for the three months ended December 31, 2017 was in the form of design income and residential grid work from the CleanSpark side of our business. This income was the result of a contract to perform engineering designs for a microgrid layout. While we benefit from the revenues generated from this type of service, we hope to generate more significant revenue from customers that hire us to construct, operate and maintain our System. We hope to have more news on these efforts in future reports. However, because we only just acquired CleanSpark and given the contractual contingencies with CleanSpark’s customers and its early stage of operation, we are unable to estimate with any degree of certainty the amount of future revenues, if any, from existing or future contracts. Also, we do not anticipate earning significant revenues from our Gasifier business until such time that we have fully developed our technology and are able to market our products.

Gross Profit

Our cost of revenues were $6,468 for the three months ended December 31, 2017, resulting in gross profit of $11,612, as compared with cost of revenues of $17,974 for the same period ended 2016 resulting in gross profits of $65,910. Our cost of revenues in 2017 was mainly the result of materials, subcontractors and direct labor expense.

Because of the nature of our business, we do not anticipate any stability in margins because the sale of our products and services is expected to vary with our existing and future contract customers.

Operating Expenses

We had operating expenses of $1,051,996 for the three months ended December 31, 2017, as compared with $845,735 for the three months ended December 31, 2016.

Professional fees decreased to $155,001 for the three months ended December 31, 2017, from $289,344 for the same period ended December 31, 2016. Our professional fees expenses for the three months ended December 31, 2017 consisted mainly of officer consulting fees of $90,000, sales consulting fees of $30,004, and audit and review fees of $15,000. Our professional fees expenses for the three months ended December 31, 2016 consisted mainly of $90,000 for officer consulting fees, $54,885 for consulting on our software, $41,518 in stock-based fees for consulting, sales fees of $23,680, internal management consulting fees of $21,920, audit and review fees of $20,115 and investor relations fees of $19,500.

Payroll expenses increased to $258,198 for the three months ended December 31, 2017, from $0 for the same period ended December 31, 2016. Our payroll expenses for the three months ended December 31, 2017 consisted mainly of gross payroll for CleanSpark, LLC of $172,500 and stock based compensation to employees of $24,748.

General and administrative fees increased to $75,942 for the three months ended December 31, 2017, from $67,625 for the same period ended December 31, 2016. Our general and administrative expenses for the three months ended December 31, 2017 consisted mainly of insurance expenses of $21,657, travel expenses of $13,424, lease and storage expenses of $12,328 and software subscriptions of $8,900. Our general and administrative expenses for the three months ended December 31, 2016 consisted mainly of $17,628 in travel and entertainment expenses, $9,452 in utilities, $6,537 in rent, $6,068 in insurance, $5,150 in training and seminars and $4,303 in office expenses.

Depreciation and amortization expense increased to $560,540 for the three months ended December 31, 2017, from $488,758 for the same period ended December 31, 2016.

We expect that our operating expenses will increase in future quarters as we further implement our business plan. If we obtain deployment contracts for our System, we will be required to hire and compensate additional personnel and support increased operations.

Other Expenses

Other expenses increased to $16,131 for the three months ended December 31, 2017, from $12,817 for the same period ended December 31, 2016. Our other expenses for the three months ended December 31, 2017 consisted of interest expense. Our other expense for the three months ended December 31, 2016 consisted of a loss on the disposal of assets.

Net Loss

We recorded a net loss of $1,056,515 for the three months ended December 31, 2017, as compared with a net loss of $792,642 for the same period ended December 31, 2016.

Liquidity and Capital Resources

As of December 31, 2017, we had total current assets of $129,357, consisting of cash, accounts receivable, current deposits and prepaid expenses, and total assets in the amount of $20,244,886. Our total current liabilities as of December 31, 2017 were $487,641. We had a working capital deficit of $358,284 as of December 31, 2017.

Operating activities used $384,864 in cash for the three months ended December 31, 2017, as compared with $279,663 for the same period ended December 31, 2016. Our net loss of $1,056,515 was the main component of our negative operating cash flow for the three months ended December 31, 2017, offset mainly by depreciation and amortization of $560,540. Our net loss of $792,642 was the main component of our negative operating cash flow for the three months ended December 31, 2016, offset mainly by depreciation and amortization of $488,758.

Cash flows used by investing activities during the three months ended December 31, 2017 was $17,640, as compared with $17,213 for the same period ended December 31, 2016. Our investment in our Flexpower system of $12,550 was the main component of our negative investing cash flow for the three months ended December 31, 2017. Our investment in our Flexpower system of $17,643 and our purchase of intangible assets of $19,387 were the main components for our negative investing cash flow for the same period ended 2016, offset by the sale of fixed assets of $32,634.

Cash flows provided by financing activities during the three months ended December 31, 2017 amounted to $387,288, as compared with $65,739 for the same period ended December 31, 2016. Our positive cash flows from financing activities for the year ended September 30, 2017 consisted mainly of proceeds from long term loans of $150,000, the sale of stock of $137,500 and short term notes of $125,000. The notes are summarized in Notes 8 to our financial statements in this Quarterly Report on Form 10-Q. We also issued additional notes subsequent to the reporting period, which are summarized in Note 15 to our financial statements in this Quarterly Report on Form 10-Q. Our positive cash flows from financing activities for the three months ended September 30, 2016 consisted of $68,000 in proceeds from our private offering of securities offset by $2,261 in payments on short-term loans.

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

Off Balance Sheet Arrangements

As of December 31, 2017, there were no off balance sheet arrangements.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred cumulative net losses of $20,989,881 since our inception and require capital for our contemplated operational and marketing activities to take place. Our ability to raise additional capital through future issuances of common stock is unknown. The obtainment of additional financing, the successful development of our contemplated plan of operations, and our transition, ultimately, to the attainment of profitable operations are necessary for us to continue operations. The ability to successfully resolve these factors raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Our accounting policies are discussed in detail in the footnotes to our financial statements included in the Annual Report on Form 10-K for the year ended September 30, 2017, however we consider our critical accounting policies to be those related to revenue recognition, long-lived assets, accounts receivable, fair value of financial instruments, cash and cash equivalents, accounts receivable, warranty liability, stock-based compensation, non-employee stock based compensation

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.     Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2017. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2017, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of December 31, 2017, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2017 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A.	Risk Factors

See risk factors included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on January 16, 2018.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The information set forth below relates to our issuances of securities without registration under the Securities Act of 1933 during the reporting period which were not previously included in a an Annual Report on Form 10-K, Quarterly Report on Form 10-Q or Current Report on Form 8-K.

During the period commencing October 1, 2017 through December 31, 2017, we received $137,500  from 10 investors pursuant to private placement agreements with the investors to purchase 171,875 shares of our common stock at a purchase price equal to $0.80 per share.

On December 13, 2017, an investor exercised warrants to purchase 27,548 shares of the Company’s $0.001 par value common stock at a purchase price equal to $0.363 for each share of Common stock. The Company receive $10,000 as a result of this exercise.

During the period commencing January 1, 2018 through February 13, 2018, we received $14,400 from 2 investors pursuant to private placement agreements with the investors to purchase 18,000 shares of our common stock at a purchase price equal to $0.80 per share.

On January 1, 2018, we issued warrants to purchase 100,000 shares of common stock at an exercise price of $0.80 per share to an advisor for business advisory services.

On January 19, 2018, an investor exercised warrants to purchase 180,000 shares of our common stock at a purchase price equal to $0.083 per share. We received $14,940 as a result of this exercise.

On January 19, 2018, an investor exercised warrants to purchase 15,000 shares of our common stock at a purchase price equal to $0.363 per share. We received $5,445 as a result of this exercise.

On January 29, 2018, an investor exercised warrants to purchase 4,500 shares of our common stock at a purchase price equal to $0.363 per share. We received $1,634 as a result of this exercise.

On February 7, 2018, we issued 387,475 shares of common stock an investor for the cashless exercise of 456,000 warrants.

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

Item 3.     Defaults upon Senior Securities

None

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2017 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	February 14, 2018

By: /s/ S. Matthew Schultz S. Matthew Schultz Title: Chief Executive Officer

Date:	February 14, 2018

By: /s/Zachary K. Bradford Zachary K Bradford Title: Chief Financial Officer

