Form 10-K/A
period 2017-09-30
CLEANSPARK, INC.
filed 2018-04-05
CIK 827876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $65,004,260

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 33,908,894 shares as of January 11, 2018

Explanatory Note

This Amendment No. 1 to the Annual Report on Form 10-K (this “Amendment”) of CleanSpark, Inc. (the “Company”) amends the Company’s Annual Report on Form 10-K for the year ended September 30, 2017, which was filed with the Securities and Exchange Commission (the “SEC”) on January 16, 2018 (the “2017 Form 10-K”). This Amendment is being filed to include a consent from the Company’s auditor, AMC Auditing, as Exhibit 23.1 hereto to add a reference to the Company’s registration statements on Form S-8.

In addition, as required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, updated certifications of the Company’s principal executive officer and principal financial officer are included as exhibits hereto.

Item 15 of Part IV is the only portion of the 2017 Form 10-K being amended by this Amendment. Except as described above, this Amendment does not amend, update or change the financial statements, consents or any other items or disclosures contained in the 2017 Form 10-K and does not otherwise reflect events occurring after the original filing date of the 2017 Form 10-K. Accordingly, this Amendment should be read in conjunction with the 2017 Form 10-K and the Company’s other filings with the SEC subsequent to the filing of the 2017 Form 10-K.

3

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

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees billed by our auditors in connection with the audits of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended September 30	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2016	$20,000	$0	$0	$0
2017	$25,000	$0	$0	$0

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
2.1	Stock Purchase Agreement(9)
2.2	Assignment(9)
2.3	Asset Purchase Agreement(11)
2.4	Amendment to Asset Purchase Agreement(12)
2.5	Amendment to Asset Purchase Agreement(13)
3.1	Articles of Incorporation, as amended (1)
3.2	Amended Bylaws (2)
3.3	Articles of Merger (3)
3.4	Certificate of Amendment (4)
3.5	Certificate of Designation (4)
3.6	Certificate of Change (5)
3.7	Articles of Merger(14)
4.1	Form of Warrant (6)
10.1	Debt Settlement Agreement (7)
10.2	Debt Settlement Agreement (7)
10.3	Investor Relations Consulting Agreement(8)
10.4	Agreement for Appointment of Corporate Secretary(10)
23.1	Consent of AMC Auditing
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Annual Report on Form 10-K for the year ended September 30, 2017 formatted in Extensible Business Reporting Language (XBRL).

1.	Incorporated by reference to the Form 10 filed on November 11, 2008.
2.	Incorporated by reference to the 8-K filed on February 12, 2013.
3.	Incorporated by reference to the 8-K filed on December 1, 2014.
4.	Incorporated by reference to the 8-K filed on April 16, 2015.
5.	Incorporated by reference to the 8-K filed on May 13, 2015.
6.	Incorporated by reference to the 8-K filed on March 17, 2015.
7.	Incorporated by reference to the 8-K filed on January 6, 2015.
8.	Incorporated by reference to the 8-K filed on January 19, 2016.
9.	Incorporated by reference to the 8-K filed on May 2, 2016.
10.	Incorporated by reference to the 8-K filed on May 9, 2016.
11.	Incorporated by reference to the 8-K filed on July 7, 2016.
12.	Incorporated by reference to the 8-K filed on July 22, 2016.
13.	Incorporated by reference to the 8-K filed on August 22, 2016.
14.	Incorporated by reference to the 8-K filed on November 14, 2016.

** Previously filed as an exhibit to the original Annual Report on Form 10-K for the year ended September 30, 2017, filed on January 16, 2018.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CleanSpark Inc.

By:	/s/ S. Matthew Schultz
S. Matthew Schultz President, Chief Executive Officer, Principal Executive Officer and Director
April 5, 2018

By:	/s/ Zachary Bradford
Zachary Bradford Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
April 5, 2018

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ S. Matthew Schultz
S. Matthew Schultz President, Chief Executive Officer, Principal Executive Officer and Director
April 5, 2018

By:	/s/ Zachary Bradford
Zachary Bradford Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
April 5, 2018

By:	/s/ Larry McNeill
Larry McNeill Chairman and Director
April 5, 2018

