Form 10-Q
period 2018-03-31
CLEANSPARK, INC.
filed 2018-05-17
CIK 827876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

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

Yes [ ] No [X]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 34,841,023 shares as of May 15, 2018

1

	TABLE OF CONTENTS	Page
PART I – FINANCIAL INFORMATION
Item 1:	Financial Statements
Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3:	Quantitative and Qualitative Disclosures About Market Risk
Item 4:	Controls and Procedures
PART II – OTHER INFORMATION
Item 1:	Legal Proceedings
Item 1A:	Risk Factors
Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3:	Defaults Upon Senior Securities
Item 4:	Mine Safety Disclosure
Item 5:	Other Information
Item 6:	Exhibits

2

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of March 31, 2018 and September 30, 2017 (unaudited);

F-2	Consolidated Statements of Operations for the three and six months ended March 31, 2018 and 2017 (unaudited);

F-3	Consolidated Statements of Cash Flow for the six months ended March 31, 2018 and 2017 (unaudited);

F-4	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended March 31, 2018 are not necessarily indicative of the results that can be expected for the full year.

3

CLEANSPARK INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2018	September 30, 2017
ASSETS
Current assets
Cash	$172,222	$57,128
Accounts receivable	55,230	41,947
Deposits-current	338,999	—
Prepaid expense	509,856	29,556
Total current assets	1,076,307	128,631

Capitalized Software	9,157,960	9,709,444
Intangible assets	5,513,749	5,903,686
Goodwill	4,919,858	4,919,858
Fixed Assets	112,797	125,441
Deposits- long term	—	5,742

Total assets	20,780,671	20,792,802

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$318,878	$143,225
Convertible note payable	9,778	—
Derivative liability	248,950	—
Customer deposits	16,000	16,000
Due to related parties	210,712	61,021
Loan from related party	177,433	73,333
Loans	277,457	7,712
Total current liabilities	1,259,208	301,291

Loans	300,000	150,000

Total liabilities	1,559,208	451,291

Stockholders' equity (deficit)
Common stock; $0.001 par value; 100,000,000 shares authorized; 34,489,670 and 33,409,471 shares issued and outstanding as of March 31, 2018 and September 30, 2017, respectively	34,489	33,409
Preferred stock; $0.001 par value; 10,000,000 shares authorized; 1,000,000 and 1,000,000 shares issued and outstanding as of March 31, 2018 and September 30, 2017, respectively	1,000	1,000
Additional paid-in capital	41,300,597	40,240,468
Accumulated earnings (deficit)	(22,114,623)	(19,933,366)
Total stockholders' equity (deficit)	19,221,463	20,341,511

Total liabilities and stockholders' equity (deficit)	$20,780,671	$20,792,802

The accompanying notes are an integral part of these financial statements.

CLEANSPARK INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	March 31, 2018	March 31, 2017	March 31, 2018	March 31, 2017

Revenues	$120,265	$200,749	$138,345	$284,633

Cost of revenues	77,277	174,614	83,745	192,588

Gross profit	42,988	26,135	54,600	92,045

Operating expenses
Professional fees	331,891	225,600	486,892	514,944
Payroll expenses	107,775	9,289	365,973	9,289
Product development	357,345	328,820	702,662	664,398
Research and development	646	—	2,961	368
General and administrative expenses	64,566	78,137	140,508	145,402
Depreciation and amortization	207,519	480,966	422,742	634,146
Total operating expenses	1,069,742	1,122,812	2,121,738	1,968,547

Loss from operations	(1,026,754)	(1,096,677)	(2,067,138)	(1,876,502)

Other income (expense)
Loss on settlement of debt	—	(104,597)	—	(117,414)
Gain/(loss) on derivative liability	(64,700)	—	(64,700)	—
Interest expense	(33,288)	—	(49,419)	(105)
Loss on disposal of assets	—	—	—	(12,817)
Total other income (expense)	(97,988)	(104,597)	(114,119)	(130,336)

Net income (loss)	$(1,124,742)	$(1,201,274)	$(2,181,257)	$(2,006,838)

Basic income (loss) per common share	$(0.04)	$(0.04)	$(0.07)	$(0.06)

Basic weighted average common shares outstanding	33,766,781	32,552,221	34,039,090	31,108,394

The accompanying notes are an integral part of these financial statements.

 CLEANSPARK INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	March 31, 2018	March 31, 2017
Cash Flows from Operating Activities
Net loss	$(2,181,257)	$(2,006,838)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on disposal of fixed assets	—	12,817
Stock based consulting	169,076	50,130
Depreciation and amortization	422,742	634,146
Amortization of capitalized software	691,310	664,398
Loss on derivative liability	64,700	—
Loss on settlement of debt	—	117,414
Amortization of debt discount	8,189	—
Amortization of debt issuance costs	800	—
Amortization of original issue discount	2,334	—
Changes in assets and liabilities
(Increase) decrease in prepaid expense	(40,457)	(41,599)
(Increase) decrease in deposits	(114,632)	(5,742)
Increase in accounts receivable	(13,283)	(130,583)
Increase in customer deposits	—	15,000
Increase (decrease) in accounts payable	187,623	(50,509)
Increase (decrease) in accounts payable related party	149,691	41,896
Net cash from operating activities	(653,164)	(699,470)

Cash Flows from investing
Purchase of intangible assets	(5,964)	(22,487)
Purchase of fixed assets	(14,197)	(97)
Investment in capitalized software	(122,150)	(50,373)
Cash received on sale of assets	—	7,000
Net cash used in investing activities	(142,311)	(65,957)

Cash Flows from Financing Activities
Payments on promissory notes	(35,189)	(7,403)
Proceeds from promissory notes	453,489	25,706
Proceeds from related part debts	144,100	—
Payments on related party debts	(40,000)	—
Proceeds from convertible debt, net of issuance costs	184,250	—
Proceeds from issuance of common stock	203,919	549,001
Net cash from financing activities	910,569	567,304

Net increase (decrease) in Cash	115,094	(198,123)

Beginning cash balance	57,128	436,529

Ending cash balance	$172,222	$238,406

Supplemental disclosure of cash flow information
Cash paid for interest	$36,602	$105
Cash paid for tax	$—	$—

Non-Cash investing and financing transactions
Cashless exercise of options	$387	$4,399
Stock issued to settle debt	$11,970	$212,500
Returnable shares issued as depsoit on convertible debt	$218,625	$—
Options and warrants for services	$626,595	$—

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

The services offered consist of turn-key microgrid implementation services, microgrid design and engineering, project development consulting services and solar photovoltaic installation and consulting. The work is performed under fixed price bid contracts and negotiated price contracts. The Company performed all of its work in California during the six months ending March 31, 2018.

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

Going concern – The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $22,114,623 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

 3. SUMMARY OF SIGNIFICANT POLICIES

This summary of significant accounting policies of CleanSpark Inc. is presented to assist in understanding the Company’s consolidated financial statements. The consolidated financial statements and notes are representations of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the consolidated financial statements.

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

Revenue Recognition – The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” and No. 104, “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured. For the six months ended March 31, 2018 and 2017, the Company reported revenues of $138,345 and $284,633, respectively.

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

The Asset, “Costs in excess of billings”, represents revenues recognized in excess of amounts billed on contracts in progress. The Liability, “Billings in excess of costs”, represents billings in excess of revenues recognized on contracts in progress. At March 31, 2018 and September 30, 2017, the costs in excess of billings balance were $0 and $0, and the billings in excess of costs balance were $0 and $0, respectively.

Accounts receivables are recorded on contracts for amounts currently due based upon progress billings, as well as retention, which are collectible upon completion of the contracts.  Accounts payable to material suppliers and subcontractors are recorded for amounts currently due based upon work completed or materials received, as are retention due subcontractors, which are payable upon completion of the contract.  General and administrative expenses are charged to operations as incurred and are not allocated to contract costs. Retention receivable is the amount withheld by a customer until a contract is completed. Retention receivables of $0 and $0 were included in the balance of trade accounts receivable as of March 31, 2018 and September 30, 2017, respectively.

Accounts Receivable – Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms. The Company performs ongoing credit evaluation of its customers and management closely monitors outstanding receivables based on factors surrounding the credit risk of specific customers, historical trends, and other information. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded. Accounts receivable are presented net of an allowance for doubtful accounts of $0 and $0 at March 31, 2018, and September 30, 2017, respectively.

Cash and cash equivalents – For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. There was $172,222 and $57,128 in cash and cash equivalents as of March 31, 2018 and September 30, 2017, respectively.

Concentration Risk

At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of FDIC limits. As of March 31, 2018, the cash balance in excess of the FDIC limits was $0. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in these accounts.

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

Warranty Liability – The Company establishes warranty liability reserves to provide for estimated future expenses as a result of installation and product defects, product recalls and litigation incidental to the Company’s business.  Liability estimates are determined based on management’s judgment, considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, consultations with third party experts such as engineers, and discussions with the Company’s general counsel and outside counsel retained to handle specific product liability cases.  The Company’s manufacturers and service providers currently provide substantial warranties between ten to twenty-five years with full reimbursement to replace and install replacement parts.  Warranty costs and associated liabilities for the periods ended March 31, 2018 and September 30, 2017 were $0 and $0, respectively.

Stock-based compensation – The Company follows the guidelines in FASB Codification Topic ASC 718-10 “Compensation-Stock Compensation,” which provides investors and other users of financial statements with more complete and neutral financial information, by requiring that the compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. ASC 718-10 covers a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. On June 9, 2017, the Company implemented an employee stock-based compensation plan and since inception of the plan has issued 282,696 options to purchase shares of the Company’s common stock under this plan as of March 31, 2018. The options are exercisable between $0.80 to $3.45 per share.

Non-Employee Stock Based Compensation – The Company accounts for stock-based compensation awards issued to non-employees for services, as prescribed by ASC 718-10, at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in ASC 505-50. The Company may issue compensatory shares for services including, but not limited to, executive, management, accounting, operations, corporate communication, financial and administrative consulting services.

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

Long-lived Assets – In accordance with the Financial Accounting Standards Board ("FASB") Accounts Standard Codification (ASC) ASC 360-10, "Property, Plant and Equipment," the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value. During the six months ended March 31, 2018 and 2017 the Company recorded an impairment expense of $0 and $0, respectively.

Indefinite Lived Intangibles and Goodwill Assets – The Company accounts for business combinations under the acquisition method of accounting in accordance with ASC 805, “Business Combinations,” where the total purchase price is allocated to the tangible and identified intangible assets acquired and liabilities assumed based on their estimated fair values. The purchase price is allocated using the information currently available, and may be adjusted, up to one year from acquisition date, after obtaining more information regarding, among other things, asset valuations, liabilities assumed and revisions to preliminary estimates. The purchase price in excess of the fair value of the tangible and identified intangible assets acquired less liabilities assumed is recognized as goodwill.

The Company tests for indefinite lived intangibles and goodwill impairment in the fourth quarter of each year and whenever events or circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable. In accordance with its policies, the Company performed a qualitative assessment of indefinite lived intangibles and goodwill at September 30, 2017 and determined there was no impairment of indefinite lived intangibles and goodwill.

Software Development Costs– Software development costs include payments made to independent software developers under development agreements, as well as direct costs incurred for internally developed products. Software development costs are capitalized once the technological feasibility of a product is established and such costs are determined to be recoverable. Technological feasibility of a product requires both technical design documentation and infrastructure design documentation, or the completed and tested product design and a working model. Significant management judgments and estimates are utilized in the assessment of when technological feasibility is established, and the evaluation is performed on a product-by-product basis. For products where proven technology exists, such as mPulse 2.0 and mVSO 2.0 this may occur early in the development cycle. Prior to a product's release, if and when we believe capitalized costs are not recoverable, we expense the amounts as part of "Product development." Capitalized costs for products that are cancelled or are expected to be abandoned are charged to "Product development" in the period of cancellation. Amounts related to software development which are not capitalized are charged immediately to "Product development."

Commencing upon a product's release, capitalized software development costs are amortized to "Cost of revenues—software amortization " based on the ratio of current revenues to total projected revenues for the specific product, generally resulting in an amortization period of seven years for our current product offerings. In accordance with ASC 985-35 in recognition of the uncertainties involved in estimating future revenue, amortization will never be less than straight-line amortization of the products remaining estimated economic life.

We evaluate the future recoverability of capitalized software development costs on a quarterly basis. For products that have been released in prior periods, the primary evaluation criterion is the actual performance of the software platform to which the costs relate. For products that are scheduled to be released in future periods, recoverability is evaluated based on the expected performance of the specific products to which the costs relate. Criteria used to evaluate expected product performance include: historical performance of comparable products developed with comparable technology; market performance of comparable software; orders for the product prior to its release; pending contracts and general market conditions.

Significant management judgments and estimates are utilized in assessing the recoverability of capitalized costs. In evaluating the recoverability of capitalized costs, the assessment of expected product performance utilizes forecasted sales amounts and estimates of additional costs to be incurred. If revised forecasted or actual product sales are less than the originally forecasted amounts utilized in the initial recoverability analysis, the net realizable value may be lower than originally estimated in any given quarter, which could result in an impairment charge. Material differences may result in the amount and timing of expenses for any period if matters resolve in a manner that is inconsistent with management's expectations. If an impairment occurs the reduced amount of the capitalized software costs that have been written down to the net realizable value at the close of each annual fiscal period will be considered the cost for subsequent accounting purposes.

Business Combinations

The Company allocates the fair value of purchase consideration to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired customer lists, acquired technology, and trade names from a market participant perspective, useful lives and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which is one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

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

Reclassifications – Certain prior year amounts have been reclassified for consistency with the current year presentation. On the Company’s consolidated balance sheet as of September 30, 2017 $4,020,269, net of $333,139 in accumulated depreciation has been reclassified from Flexpower system assets to intangible assets. This amount was associated with engineering and trade secrets. Flexpower assets have been reclassified as capitalized software to more clearly reflect the nature of the assets. In addition, $328,820 and $664,398 in amortization and depreciation expense related to the capitalized software has been reclassified to product development expense for the three six months ending March 31, 2017. These reclassifications had no effect on the reported results of operations or net assets of the Company.

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

Recently issued accounting pronouncements – The Company has evaluated the all recent accounting pronouncements through ASU 2018-06, and believes that none of them will have a material effect on the Company's financial position, results of operations or cash flows except as discussed below.

Revenue from Contracts with Customers. In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. Additionally, the new guidance requires enhanced disclosures about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including revenue recognition policies to identify performance obligations, assets recognized from costs incurred to obtain and fulfill a contract, and significant judgments in measurement and recognition.

In July 2015, the FASB made a decision to defer the effective date of the new standard for one year and permit early adoption as of the original effective date.  The Company has reviewed its revenue streams and does not believe that the adoption of this standard has a material effect on its revenue recognition in 2017 or 2018.

4. PREPAID EXPENSES

Prepaid expenses consist of the following as of March 31, 2018 and September 30, 2017:

	March 31, 2018	September 30, 2017
Prepaid compensation	$2,867	$5,241
Prepaid Stock Compensation	439,843
Prepaid professional fees	2,500	2,500
Prepaid dues and subscriptions	13,954	4,696
Prepaid insurance and bonds	50,692	17,119
Total prepaid expenses	$509,856	$29,556

5. CAPITALIZED SOFTWARE

A microgrid is comprised of any number of generation, energy storage, and smart distribution assets that serve single or multiple loads, both connected to the grid and islanded. Our capitalized software (“Software”) assets are composed of our mPulse integrated microgrid control platform(“mPulse”), microgrid value stream optimizer tool (“mVSO”) (formerly known as Dynamic Network Analysis (“DNA”)) which together seamlessly integrate energy generation with energy storage devices and controls facility loads to provide energy optimization and security in real time. Systems utilizing our software can interoperate with the local utility grid and allows users the ability to obtain the most cost-effective power for a facility. Our software platforms are ideal for microgrid systems for the commercial, industrial, mining, defense, campus and community users ranging from 4 kw to 100 MW and beyond and Microgrids utilizing the Company’s software platforms are capable of delivering power at or below the current cost of utility power.

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

Microgrid value stream Optimizer (“mVSO”)

The mVSO platform provides a robust microgrid modeling solution. mVSO takes utility rate data and load data for a customer site and helps automate the sizing and analysis of potential microgrid solutions as well as providing a financial analysis around each grid configuration. mVSO uses historical weather data to generate projected energy generation from PV arrays and models how storage responds to varying operational modes and command logics based upon predicted generation and load curves. mVSO analysis multiple equipment combinations and operation situation to determine the optimal grid configuration for a site based on the financials, equipment outlay, utility cost savings, etc., to arrive at payback and IRR values. This ultimately provides us with data to design a microgrid that will meet the customers’ performance benchmarks.

Version 2.0 improvements

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

Integration

While mVSO has been invaluable in evaluating sites for potential solutions and then creating detailed proposals for those sites, it currently exists as a siloed application. The two tools will be integrated and share fundamental portions of the platform, which will enable increased consistency, performance, feedback and overall system improvements.

At its root, mVSO is a simulation platform that models the interactions of generation, load, and storage. This simulation uses customer-supplied or CleanSpark-derived load data, generation forecasts, and modeled storage behavior to take a virtual site step by step through a time period with different operation and equipment scenarios. Ultimately, this gives us data to produce a proposal and performance benchmarks that we may be obligated to meet during actual site operation. In order to maximize the probability of meeting those performance obligations, we will use the very same operational logic within the virtual site simulation, which will enable us to embed the economic optimization market functionality within our proposal tool. This not only will help ensure our ability to produce the results we predict, it will also help us understand the maximum value our system can provide to the customer from the start, which may increase the number of opportunities open to us to pursue, unlocking more business.

By integrating the architectural patterns and cloud operating platform of mVSO and mPulse we will increase performance of both tools, which will enable us to run large numbers of simulation scenarios in parallel, increasing our analysis throughput. The elastic nature of the cloud will facilitate our storing much more data which includes both information used as inputs to mVSO simulations as well as the simulation results. This data will quickly grow into a wealth of data that will enable feedback into the model as well as continuous refinement of the parameters that define optimal sites we should pursue, allowing us to target our business development efforts.

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

These planned improvements paired with our design and engineering methods and experience should help keep CleanSpark on the cutting edge of the microgrid industry. The Company plans to make an initial release of both mPulse 2.0 and DNA 2.0 available to customers in the Company’s third fiscal quarter of 2018. As of the date of this filing the Company has offered a beta release of mPulse 2.0 to a limited number of customers and will test system performance with these customers as feature sets are released of the next two quarters.

Capitalized software consists of the following as of March 31, 2018 and September 30, 2017:

	March 31, 2018	September 30, 2017
mVSO software	$4,277,072	$4,663,513
MPulse software	5,432,372	5,923,197
Less: accumulated amortization	(691,310)	(877,266)
Intangible assets, net	$9,157,960	$9,709,444

In accordance with ASC 985 the Company capitalized $139,825 in software development costs related to the mPulse 2.0 and mVSO 2.0 platforms during the six months ending March 31, 2018.

Capitalized software amortization and recorded as product development expense for the six months ended March 31, 2018 and 2017 was $691,310 and $664,398, respectively.

6. INTANGIBLE AND OTHER ASSETS

Intangible assets consist of the following as of March 31, 2018 and September 30, 2017:

	March 31, 2018	September 30, 2017
Patents	$95,437	$89,473
Websites	14,532	14,532
Brand and Client lists	2,497,472	2,497,472
Trademarks	5,928	5,928
Engineering trade secrets	4,020,269	4,020,269
Software	26,990	26,990
Less: accumulated amortization	(1,146,897)	(750,978)
Intangible assets, net	$5,513,749	$5,903,686

Amortization expense for the six months ended March 31, 2018 and 2017 was $395,919 and $271,749, respectively.

7. FIXED ASSETS

Fixed assets consist of the following as of March 31, 2018 and September 30, 2017:

	March 31, 2018	September 30, 2017
Machinery and equipment	$135,262	$133,061
Furniture and fixtures	86,389	74,393
Total	221,651	207,454
Less: accumulated depreciation	(108,854)	(82,013
Fixed assets, net	$112,797	$125,441

Depreciation expense for the six months ended March 31, 2018 and 2017 was $26,841 and $51,464, respectively.

8. LOANS

Long term

	March 31, 2018	September 30, 2017
Long-term notes payable consists of the following:
Promissory notes	300,000	150,000

Total	$300,000	$150,000

On September 5, 2017, the Company executed a 9% secured promissory note with a face value of $150,000 with an investor. Under the terms of the promissory note the Company received $150,000 and agreed to make monthly interest payments and repay the note principal 24 months from the date of issuance. The note is secured by 150,000 shares which are held in escrow and would be issued to the note holder only in the case of an uncured default. As of March 31, 2018, The Company owed $150,000 in principal and $0 in accrued interested under the terms of the agreement and recorded interest expense of $6,731 for the six months ending March 31, 2018.

On November 11, 2017, the Company executed a 10% secured promissory note with a face value of $100,000 with an investor. Under the terms of the promissory note the Company received $100,000 and agreed to make monthly interest payments and repay the note principal 24 months from the date of issuance. The note is secured by 100,000 shares which would be issued to the note holder only in the case of an uncured default. As of March 31, 2018, The Company owed $100,000 in principal and $0 in accrued interested under the terms of the agreement and recorded interest expense of $3,918 for the six months ending March 31, 2018.

On December 5, 2017, the Company executed a 9% secured promissory note with a face value of $50,000 with an investor. Under the terms of the promissory note the Company received $50,000 and agreed to make monthly interest payments and repay the note principal 24 months from the date of issuance. The note is secured by 50,000 shares which would be issued to the note holder only in the case of an uncured default. As of March 31, 2018, The Company owed $50,000 in principal and $0 in accrued interested under the terms of the agreement and recorded interest expense of $1,430 for the six months ending March 31, 2018.

Current

	March 31, 2018	September 30, 2017
Current notes payable consists of the following:
Promissory notes	252,240	—
Installment loans (insurance)	30,772	7,712
Original issue discount	7,000	—
Unamortized Original issue discount	(5,555)	—

Total, net of unamortized discount	$277,457	$7,712

On October 6, 2017, the Company executed a variable interest rate promissory note with a maximum interest rate of 58.3% and a face value of $45,000 with a financial institution. Under the terms of the promissory note the Company received $45,000 and agreed to repay the note evenly over 12 months. As of March 31, 2018, The Company owed $26,250 in principal and $0 in accrued interested under the terms of the agreement and recorded interest expense of $9,563 for the six months ending March 31, 2018.

On November 20, 2017, the Company executed a 10% secured promissory note with a face value of $80,000 with an investor. Under the terms of the promissory note the Company received $80,000 and agreed to make monthly interest payments and repay the note principal 12 months from the date of issuance. As of March 31, 2018, The Company owed $80,000 in principal and $0 in accrued interested under the terms of the agreement and recorded interest expense of $2,871 for the six months ending March 31, 2018.

On January 12, 2018, the Company executed a variable interest rate promissory note with a maximum interest rate of 58.5% and a face value of $18,400 with a financial institution. Under the terms of the promissory note the Company received $18,400 and agreed to repay the note and interest evenly over 12 months. As of March 31, 2018, The Company owed $15,333 in principal and $0 in accrued interested under the terms of the agreement and recorded interest expense of $1,472 for the six months ending March 31, 2018.

On February 3, 2018, the Company executed a 6.1% installment loan with a face value of $25,781 with a financial institutional to finance an insurance policy. Under the terms of the installment note the Company received $25,781 and agreed to make equal payments and repay the note principal 10 months from the date of issuance. As of March 31, 2018, the Company owed $23,203 in principal and $0 in accrued interested under the terms of the agreement.

On February 27, 2018, the Company executed a 6.1% installment loan with a face value of $9,308 with a financial institutional to finance an insurance policy. Under the terms of the installment note the Company received $9,308 and agreed to make equal payments and repay the note principal 10 months from the date of issuance. As of March 31, 2018, the Company owed $7,569 in principal and $0 in accrued interested under the terms of the agreement.

On February 27, 2018, we entered into a promissory note pursuant to which we borrowed $125,000. The note carries an original issue discount of 5.6% ($7,000). Interest under the promissory note is 10% per annum. Under the terms of the promissory note the Company agreed to make interest and principal payments equal to $2,500 or greater on a monthly basis. Any unpaid balance is due in full on August 1, 2018. As of March 31, 2018, The Company owed $130,657 in principal and $0 in accrued interested under the terms of the agreement and recorded interest expense of $1,157 for the six months ending March 31, 2018. The aggregate original issued issue discount, beneficial conversion feature and debt issuance costs have been accreted and charged to interest expenses as a financing expense in the amount of $1,445 and $0 during the six months ended March 31, 2018 and 2017, respectively.

9. CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable at consists of the following:	March 31,	September 30,
	2018	2017

On March 23, 2017, we entered into a convertible promissory note pursuant to which we borrowed $200,000, less debit issuance costs of 15,750. The note carries an original issue discount of 10% ($20,000). Interest under the convertible promissory note is 12% per annum, and the principal and all accrued but unpaid interest is due on September 23, 2018. The note is convertible at any date after the issuance date at the noteholder’s option into shares of our common stock at a variable conversion price of 70% of the lowest closing market price of our common stock during the previous 20 days to the date of the notice of conversion. The Company recorded a debt discount in the amount of $184,250 in connection with the initial valuation of the derivative liability of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note. Further, the Company recognized a derivative liability of $251,388 and an initial loss of $67,138 based on the Black-Scholes pricing model.

The aggregate original issued issue discount, beneficial conversion feature and debt issuance costs have been accreted and charged to interest expenses as a financing expense in the amount of $9,778 and $0 during the six months ended March 31, 2018 and 2017, respectively.	200,000	—
Original issue discount	20,000	—
Unamortized debt issuance costs	(15,050)
Unamortized Original issue discount	(19,111)
Unamortized debt discount	(176,061)	—

Total, net of unamortized discount	$9,778	$—

Derivative liability

The Company accounts for the fair value of the conversion features of its convertible debt in accordance with ASC Topic No. 815-15 “Derivatives and Hedging; Embedded Derivatives” (“Topic No. 815-15”). Topic No. 815-15 requires the Company to bifurcate and separately account for the conversion features as an embedded derivative contained in the Company’s convertible debt. The Company is required to carry the embedded derivative on its balance sheet at fair value and account for any unrealized change in fair value as a component of results of operations. The Company values the embedded derivatives using the Black-Scholes pricing model.

The following table presents a summary of the Company’s derivative liabilities associated with its convertible notes as of March 31, 2018, and September 30, 2017:

Amount
Balance September 30, 2017	$—
Debt discount originated from derivative liabilities	184,250
Initial loss recorded	67,138
Adjustment to derivative liability due to debt settlement	—
Change in fair market value of derivative liabilities	(2,438)
Balance March 30, 2018	$248,950

The Black-Scholes model utilized the following inputs to value the derivative liabilities at the date of issuance of the convertible note and at March 31, 2018:

Fair value assumptions – derivative notes:	March 31, 2018
Risk free interest rate	1.92-1.93%
Expected term (years)	0.50-0.47
Expected volatility	168.14%
Expected dividends	0%

10. RELATED PARTY TRANSACTIONS

Matthew Schultz- Chief Executive Officer and Director

The Company has a consulting agreement with Matthew Schultz, our Chief Executive Officer, for management services. In accordance with this agreement, as amended, Mr. Schultz provides services to us in exchange for $15,000 in compensation for services plus a $1,000 medical insurance stipend, each month plus a bonus of 0.5% of gross revenue. The Company has also agreed to reimburse Mr. Schultz for expenses incurred. The term of the agreement is one year and automatically renews until cancelled by either party. During the six months ending March 31, 2018 and 2017, Mr. Schultz earned $96,516 and $90,000, respectively, in accordance with this agreement. During the six months ending March 31, 2018, Mr. Schultz allowed the Company to defer $86,425 as accrued compensation. As of March 31, 2018, the Company owed Mr. Schultz $86,425 in deferred compensation and reimbursable expenses.

Zachary Bradford – President, Chief Financial Officer and Director

The Company has a consulting agreement with Zachary Bradford, our Chief Financial Officer, for management services. In accordance with this agreement, as amended, Mr. Bradford provides services to us in exchange for $15,000 in compensation for services plus a $1,000 medical insurance stipend, each month plus a bonus of 0.5% of gross revenue. The Company has also agreed to reimburse Mr. Bradford for expenses incurred. The term of the agreement is one year and automatically renews until cancelled by either party. During the six months ending March 31, 2018 and 2017, Mr. Bradford earned $96,516 and $90,000, respectively, in accordance with this agreement. During the six months ending March 31, 2018, Mr. Bradford allowed the Company to defer $96,516 as accrued compensation. As of March 31, 2018, the Company owed Mr. Bradford $109,546 in deferred compensation and reimbursable expenses.

On August 13, 2017, the Company executed a 15% promissory note with a face value of $80,000 with Zachary Bradford, its President and Chief Financial Officer. Under the terms of the promissory note the Company received $80,000 and agreed to repay the note evenly over 12 months. As of March 31, 2018, Company’s owed $33,333 in principal and $0 in accrued interested under the terms of the agreement.

On January 29, 2018, the Company executed a 15% promissory note with a face value of $60,000 with Zachary Bradford, its President and Chief Financial Officer. Under the terms of the promissory note the Company received $60,000 and agreed to repay the note on demand. As of March 31, 2018, Company’s owed $60,000 in principal and $1,368 in accrued interested under the terms of the agreement.

Bryan Huber – Chief operations Officer and Director

The Company has a consulting agreement with Bryan Huber, our Chief Operations Officer, for management services. In accordance with this agreement, as amended, Mr. Huber provides services to us in exchange for $117,000 in compensation for services plus a $500 medical insurance stipend and a bonus of 0.5% of gross revenue. The Company has also agreed to reimburse Mr. Huber for expenses incurred. The term of the agreement is one year and automatically renews until cancelled by either party. During the six months ending March 31, 2018 and 2017, Mr. Huber earned $61,500 and $57,598, respectively, in accordance with this agreement. During the six months ending March 31, 2018, Mr. Huber allowed the Company to defer $5,016 as accrued compensation. As of March 31, 2018, the Company owed Mr. Huber $11,304 in deferred compensation and reimbursable expenses.

Larry McNeill – Chairman of the Board of Directors

On January 19, 2018, the Company executed a 15% promissory note with a face value of $24,100 with Larry McNeill, a Director of the Company. Under the terms of the promissory note the Company received $24,100 and agreed to repay the note on demand. As of March 31, 2018, Company’s owed $24,100 in principal and $741 in accrued interested under the terms of the agreement.

On February 23, 2018, the Company executed a 15% promissory note with a face value of $5,000 with Larry McNeill, a Director of the Company. Under the terms of the promissory note the Company received $5,000 and agreed to repay the note on demand. As of March 31, 2018, Company’s owed $5,000 in principal and $74 in accrued interested under the terms of the agreement.

On March 19, 2018, the Company executed a 15% promissory note with a face value of $25,000 with Larry McNeill, a Director of the Company. Under the terms of the promissory note the Company received $25,000 and agreed to repay the note on demand. As of March 31, 2018, Company’s owed $25,000 in principal and $123 in accrued interested under the terms of the agreement.

Employees

The Company’s line of business requires high skilled employees who are appropriately compensated for their specialized skills. Employment agreements range from $90,000 to $172,500 per year, and include a taxable stipend for healthcare, performance bonuses and are subject to standard payroll taxes.

11. STOCKHOLDERS’ EQUITY (DEFICIT)

Overview

The Company’s authorized capital stock consists of 100,000,000 shares of common stock and 10,000,000 shares of preferred stock, par value $0.001 per share. As of March 31, 2018, there were 34,489,670 shares of common stock issued and outstanding and 1,000,000 shares of preferred stock issued and outstanding.

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

Common Stock issuances

During the period commencing October 1, 2017 through March 31, 2018, the Company received $171,900 from 14 investors pursuant to private placement agreements with the investors to purchase 214,875 shares of the Company’s $0.001 par value common stock at a purchase price equal to $0.80 for each share of Common stock.

12. STOCK WARRANTS

The following is a summary of stock warrant activity during the six months ended March 31, 2018 and year ended September 30, 2017.

	Number of Shares	Weighted Average Exercise Price
Balance, September 30, 2016	13,112,100	$0.59
Warrants granted and assumed	—	$—
Warrants expired	—	—
Warrants canceled	—	—
Warrants exercised	(4,500,000)	0.083
Balance, September 30, 2017	8,612,100	$0.85
Warrants granted and assumed	100,000	$—
Warrants expired	—	—
Warrants canceled	—	—
Warrants exercised	(681,548)	0.29
Balance, March 31, 2018	8,030,552	$0.90

As of March 31, 2018, there are warrants exercisable to purchase 8,030,552 shares of common stock in the Company. 4,500,000 of the outstanding warrants require a cash investment to exercise and 3,530,552 of the outstanding warrants contain a provision allowing a cashless exercise.

On December 13, 2017, an investor exercised warrants to purchase 27,548 shares of the Company’s $0.001 par value common stock at a purchase price equal to $0.363 for each share of Common stock. The Company receive $10,000 as a result of this exercise.

On January 1, 2018, the Company issued warrants to purchase 100,000 shares of common stock at an exercise price of $0.80 per share to an advisor for business advisory services. The warrants were valued at $234,095 using the Black Scholes option pricing model based upon the following assumptions: term of 5 years, risk free interest rate of 2.01%, a dividend yield of 0% and volatility rate of 158%. The warrants vest evenly over the six month services period ending June 30, 2018.

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

On February 8, 2018, an investor exercised 456,000 warrants to purchase shares of the Company’s $0.001 par value common stock at a purchase price equal to $0.367 for each share of Common stock. The investor elected to use the cashless exercise option and as a result the Company issued 387,475 shares of common stock.

13. STOCK OPTIONS

The Company sponsors a stock-based incentive compensation plan known as the 2017 Incentive Plan (the “Plan”), which was established by the Board of Directors of the Company on June 19, 2017. A total of 3,000,000 shares were initially reserved for issuance under the Plan.

The following is a summary of stock option activity during the six months ended March 31, 2018 and year ended September 30, 2017.

	Number of Shares	Weighted Average Exercise Price
Balance, September 30, 2016	—	—
Options granted and assumed	6,902	$3.45
Options expired	—	—
Options canceled	—	—
Options exercised	—	—
Balance, September 30, 2017	6,902	$3.45
Options granted and assumed	275,794	$0.87
Options expired	—	—
Options canceled	—	—
Options exercised	—	—
Balance, March 31, 2018	282,696	$1.02

As of March 31, 2018, there are options exercisable to purchase 47,080 shares of common stock in the Company.

During the six months ended March 31, 2018, the Company issued 25,794 options to purchase shares of the common stock to employees, the shares were granted at quoted market prices ranging from $1.59 to $3.45. The shares were valued at issuance using the black Scholes model and stock compensation expense of $50,000 was recorded as a result of the issuances.

On March 10, 2018 the Company issued a total of 250,000 options to four consultants for advisory services. The Options vest evenly 12 months from issuance. The Options expire 24 months after issuance and require a cash investment to exercise. The options were valued at issuance using the black Scholes model at $342,500 as of March 31, 2018 $19,705 had been expenses as stock compensation and $322,795 was recorded as prepaid stock compensation.

The Black-Scholes model utilized the following inputs to value the options during the six month ended March 31, 2018:

Fair value assumptions – Options:	March 31, 2018
Risk free interest rate	1.46-2.36%
Expected term (years)	2-3
Expected volatility	120%-179%
Expected dividends	0%

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

14. COMMITMENTS AND CONTINGENCIES

The Company’s corporate offices are located at 70 North Main Street, Suite 105, Bountiful, Utah 84010. The Company occupies the leased space on a month to month basis at a rate of $850 per month. Future minimum lease payments under the operating leases for the facilities as of March 31, 2018, are $0.

On December 16, 2016, the Company executed an 18-month lease agreement at 6365 Nancy Ridge Drive, 2nd Floor, San Diego, California. The Company executed a one-year lease agreement that calls for the Company to make payments of $2,375 per month through December 31, 2017 and $2,446 per month from January 1, 2018 through May 31, 2018. Future minimum lease payments under the operating leases for the facilities as of March 31, 2018, are $4,892 for the fiscal year ending September 30, 2018.

The Company was awarded a $900,000 contract from Bethel-Webcor JV. Under the contract terms we will install a turn-key advanced microgrid system at the U.S. Marine Corps Base Camp Pendleton. The contract is in direct support of the United States Department of Navy's communication information system (CIS) operations complex at the U.S. Marine Corps Base Camp Pendleton that was recently awarded to the Joint-Venture. The Company begin on-site work for this project in February of 2018.

15. MAJOR CUSTOMERS AND VENDORS

For the six months ended March 31, 2018 and 2017, the Company had the following customers that represented more than 10% of sales.

	March 31, 2018	March 31, 2017
Cintas	16%	11.3%
Daoust	45%	—
Bethel-Webcor JV-1	—	12.3%
Jacobs/ HDR a joint venture	—	18.7%
Macerich	—	11.2%
Firenze	—	25.3%

For the six months ended March 31, 2018 and 2017, the Company had the following suppliers that represented more than 10% of direct material costs.

	March 31, 2018	March 31, 2017
CED Greentech	49.2%	62.1%
Simpliphi Power	—	32.1%
Alltech Solar	41.3%	—

16. SUBSEQUENT EVENTS

Asset Purchase - Pioneer Customer Electrical Products Corp.

On May 2, 2018, CleanSpark, Inc. and Pioneer Custom Electric Products Corp., a Nevada corporation and wholly-owned subsidiary of CleanSpark, Inc. (together, the “Company”), entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Pioneer Custom Electric Products Corp., a Delaware corporation (the “Seller”). The closing of the transactions contemplated by the Purchase Agreement is expected to occur prior to June 30, 2018 (the “Closing Date”).

On the Closing Date, pursuant to the Purchase Agreement, the Company will acquire all the assets (the “Assets”) and assume certain liabilities (the “Assumed Liabilities”) related to Seller and its line of business. The Assets the Company purchased from Seller include:

  All accounts receivable held by the Seller at Closing, less appropriate allowance for doubtful accounts;
  All trade accounts payable and accrued liabilities held by the Company at Closing;
  All inventory held by the Seller at Closing;
  Small tools;
  Furniture and fixtures; and
  Fee-Free license agreement for use of the Seller’s brand name; and
  All purchase orders, customer contracts, and client list(s).
F-20

We agreed to assume the Assumed Liabilities under the Purchase Agreement, including, among others, all trade accounts of the Seller that remain unpaid as of the Closing Date, all liabilities under the assumed contracts, and all liabilities associated with the Assets post-Closing.

The Company intends to strategically use the assets to increase its impact in the Microgrid market.

In exchange for the Assets, the Seller shall receive the following consideration on the Closing Date:

  an 18-month promissory note in the principal amount equal to the net carrying value of the current assets and liabilities of the business at the Closing;
  an equipment lease agreement, which shall provide for the lease of the equipment from Seller to the Company;
  7,000,000 shares of Purchaser Common Stock based on an agreed upon value of $0.80 per share, for a total agreed upon value of $5,600,000;
  a five-year warrant to purchase 1,000,000 shares of the Company’s Common Stock at an exercise price of $1.60 per share; and
  a five-year warrant to purchase 1,000,000 shares of the Company’s Common Stock at an exercise price of $2.00 per share.

The Purchase Agreement contains customary representations, warranties and covenants.

Loans from officers

On May 7, 2018, the Company executed a 15% promissory note with a face value of $10,000 with Larry McNeill, a Director of the Company. Under the terms of the promissory note the Company received $10,000 and agreed to repay the note on demand.

On May 8, 2018, the Company executed a 15% promissory note with a face value of $20,000 with Zachary Bradford, its President and Chief Financial Officer. Under the terms of the promissory note the Company received $10,000 and agreed to repay the note on demand.

Stock issuances

On May 9, 2018, the Company received $10,000 from an investor pursuant to a private placement agreement with the investor to purchase 12,500 shares of the Company’s $0.001 par value common stock at a purchase price equal to $0.80 for each share of Common stock.

On May 10, 2018, Bryan Huber the Company’s Chief operation officer exercised warrants to purchase 1,353 shares of the Company’s $0.001 par value common stock at a purchase price equal to $1.50 for each share of Common stock. The Company receive $2,030 as a result of this exercise.

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

Company Overview

We are in the business of providing advanced energy software and control technology that enables a plug-and-play enterprise solution to modern energy challenges. Our services consist of intelligent energy monitoring and controls, microgrid design and engineering, microgrid consulting services, and turn-key microgrid implementation services. Our software allows energy users to obtain resiliency and economic optimization. Our software is uniquely capable of enabling a microgrid to be scaled to the user's specific needs and can be widely implemented across commercial, industrial, military and municipal deployment.

Integral to our business is the our mPulse and mVSO software platforms (the “Platforms”). When the Platforms are implemented on a customer’s power system they are able to control the distributed energy resources on site to provide secure, sustainable energy often at significant cost savings for our energy customers. The Platforms allows customers to efficiently manage renewable energy generation, other distributed energy generation technologies including energy generation assets, energy storage assets, and energy consumption assets. By having autonomous control over the distributed facets of energy usage and energy storage, customers are able to reduce their dependency on utilities, thereby keeping energy costs relatively constant over time. The overall aim is to transform energy consumers into energy producers by supplying power that anticipates their routine instead of interrupting it.

We also own patented gasification technologies. Our technology converts any organic material into SynGas. SynGas can be used as clean, renewable, environmentally friendly, warming fuel for power plants, motor vehicles, and as feedstock for the generation of DME (Di-Methyl Ether).

As previously disclosed, we plan to continue our focus on the CleanSpark side of the business in 2018, as opposed to expending significant efforts on the Gasifier side of the business. We plan to continue our efforts to better our technology, service existing customers and market our System to prospective clients. We feel that this focus would provide the best opportunity for our shareholders.

We recently entered into an asset purchase agreement with Pioneer Custrom Electric Products Corp. and acquired the following assets:

   All accounts receivable, less appropriate allowance for doubtful accounts;
  All trade accounts payable and accrued liabilities;
  All inventory;
  Small tools;
  Furniture and fixtures; and
  Fee-Free license agreement for use of the Pioneer’s brand name; and
  All purchase orders, customer contracts, and client list(s).

We agreed to assume certain liabilities under the agreement, including, among others, all trade accounts that remain unpaid, all liabilities under the assumed contracts, and all liabilities associated with the assets post-closing.

The Company intends to strategically use the assets to increase its impact in the Microgrid market.

In exchange for the assets, we agreed to the following consideration:

  an 18-month promissory note in the principal amount equal to the net carrying value of the current assets and liabilities of the business;
  an equipment lease agreement, which shall provide for the lease of the equipment;
  7,000,000 shares of our Common Stock based on an agreed upon value of $0.80 per share, for a total agreed upon value of $5,600,000;
  a five-year warrant to purchase 1,000,000 shares of our Common Stock at an exercise price of $1.60 per share; and
  a five-year warrant to purchase 1,000,000 shares of our Common Stock at an exercise price of $2.00 per share.

Results of operations for the three and six months ended March 31, 2018 and 2017

Revenues

We earned revenues of $120,265 during the three months ending March 31, 2018, as compared with $200,749 in revenues for the same period ended 2017. We earned revenues of $138,345 during the six months ending March 31, 2018, as compared with $284,633 in revenues for the same period ended 2017.

Most of our revenue for the three and six months ended March 31, 2018 was in the form of design and microgrid implementation income. This income was the result of contracts to perform engineering designs for microgrids and also installation of non-commercial microgrids. While we benefit from the revenues generated from these types of services, we hope to generate more significant revenue from larger commercial customers that hire us to design and manage the construction of microgrids and pay ongoing software licensing fees for our software(software as a service). We are currently constructing a $900,000 microgrid for the US military and are in active negotiations with several large REITs and commercial property owners and hope to have more news on these efforts in future reports.

As of the date of this filing we have over $20 Million dollars in proposals issued to customers which are in various stages of negotiations. We believe that we are more likely than not to prevail on many of these contracts in the coming months. However, we are unable to estimate with any degree of certainty the timing and amounts of future revenues, from existing or future contracts. We have relied heavily on the representations by several of our customers regarding the intent to execute contracts with us in the coming months to internally estimate our future cashflows, which has a direct impact on our impairment analysis of our intangible assets and our capitalized software. If these contracts are not executed as represented or the timing of contract execution changes our estimates of future revenues could differ materially from our estimates. If we receive evidence that these estimates need to be adjusted, it could lead to additional impairment expense in future periods.

Also, we do not anticipate earning significant revenues from our Gasifier business until such time that we have fully developed our technology and are able to market our products. We do not have plans to focus any significant resources on development of the gasification business at this time.

Gross Profit

Our cost of revenues were $77,277 for the three months ended March 31, 2018, resulting in gross profit of $42,988, as compared with cost of revenues of $174,614 for the same period ended 2017 resulting in gross profits of $26,135. Our cost of revenues were $83,745 for the six months ended March 31, 2018, resulting in gross profit of $54,600, as compared with cost of revenues of $192,588 for the same period ended 2017 resulting in gross profits of $92,045. Our cost of revenues for all periods was mainly the result of materials, subcontractors and direct labor expense.

The increase in gross margin ratio in the six months ending March 31, 2108 as compared to March 31, 2017 in was a direct result of reduced staff cost supporting internally developed projects and a greater reliance on subcontractors. Because of the nature of our business, we anticipate variable margins because the sale of our products and services is expected to vary with our existing and future contract customers depending on the size and scope of services to be provided.

Operating Expenses

We had operating expenses of $1,069,742 for the three months ended March 31, 2018, as compared with $1,122,812 for the three months ended March 31, 2017. We had operating expenses of $2,121,738 for the six months ended March 31, 2018, as compared with $1,968,547 for the six months ended March 31, 2017.

Professional fees increased to $331,891 for the three months ended March 31, 2018, from $225,600 for the same period ended March 31, 2017. Our professional fees expenses for the three months ended March 31, 2018 consisted mainly of consulting fees of $172,193, audit and review fees of $16,609 and stock-based compensation of $136,752. Our professional fees expenses for the three months ended March 31, 2017 consisted mainly of consulting fees of $201,930, and audit and review fees of $5,500 and stock-based compensation of $8,612.

Professional fees decreased to $486,892 for the six months ended March 31, 2018, from $514,944 for the same period ended March 31, 2017. Our professional fees expenses for the six months ended March 31, 2018 consisted mainly of consulting fees of $292,197, and audit and review fees of $31,609 and stock-based compensation of $253,800. Our professional fees expenses for the six months ended March 31, 2017 consisted mainly of consulting fees of $411,915, audit and review fees of $25,615, legal fees of $27,284 and stock-based compensation of $50,130.

Professional fees increased in 2018 mainly as a result of increased consulting fees and stock-based compensation related to increased business development efforts and audit and review fees in connection with our SEC reporting obligations.

Payroll expenses also increased in 2018 over 2017 and consisted mainly of gross payroll for CleanSpark, LLC and stock-based compensation to employees.

Product development expense was similar in 2018 and 2017 and consisted mainly of capitalized software amortization.

General and administrative fees, however decreased in 2018 over 2017. Our general and administrative expenses for the three and six months ended March 31, 2018 consisted mainly of rent, software subscriptions, office expenses, travel and utilities. Our general and administrative expenses for the three and six months ended March 31, 2017 consisted mainly of travel and entertainment expenses, utilities, rent, insurance, training and seminars and office expenses.

Depreciation and amortization expense decreased in 2018 over 2017 mainly as a result of the 2017 impairments of assets.

We expect that our operating expenses will increase in future quarters as we further implement our business plan. As we execute on customer contracts we may be required to hire and compensate additional personnel and support increased operational costs.

Other Expenses

Other expenses decreased to $97,988 for the three months ended March 31, 2018, from $104,597 for the same period ended March 31, 2017. Our other expenses for the three months ended March 31, 2018 consisted of a loss on derivative liability and interest expense. Our other expense for the three months ended March 31, 2017 consisted of a loss on the settlement of debt.

Other expenses decreased to $114,119 for the six months ended March 31, 2018, from $130,336 for the same period ended March 31, 2017. Our other expenses for the six months ended March 31, 2018 consisted of a loss on derivative liability and interest expense. Our other expense for the six months ended March 31, 2017 consisted of a loss on the settlement of debt and disposal of assets.

Net Loss

We recorded a net loss of $1,124,742 for the three months ended March 31, 2018, as compared with a net loss of $1,201,274 for the same period ended March 31, 2017. We recorded a net loss of $2,181,257 for the six months ended March 31, 2018, as compared with a net loss of $2,006,838 for the same period ended March 31, 2017.

Liquidity and Capital Resources

As of March 31, 2018, we had total current assets of $1,076,307, consisting of cash, accounts receivable, current deposits and prepaid expenses, and total assets in the amount of $20,780,671. Our total current liabilities as of March 31, 2018 were $1,259,208. We had a working capital deficit of $182,901 as of March 31, 2018.

Operating activities used $653,164 in cash for the six months ended March 31, 2018, as compared with $699,470 for the same period ended March 31, 2017. Our net loss of $2,181,257 was the main component of our negative operating cash flow for the six months ended March 31, 2018, offset mainly by amortization of capitalized software, depreciation and amortization and stock based consulting. Our net loss of $2,006,838 was the main component of our negative operating cash flow for the six months ended March 31, 2017, offset mainly by depreciation and amortization and stock based consulting and loss on settlement of debt.

Cash flows used by investing activities during the six months ended March 31, 2018 was $142,311, as compared with $65,957 for the same period ended March 31, 2017. Our investment in our capitalized software of $122,150 and the purchased of fixed assets of $14,197 were the main component of our negative investing cash flow for the six months ended March 31, 2018. Our investment in our capitalized software of $50,373 and our purchase of intangible assets of $22,487 were the main components for our negative investing cash flow for the same period ended 2017.

Cash flows provided by financing activities during the six months ended March 31, 2018 amounted to $910,569, as compared with $567,304 for the same period ended March 31, 2017. Our positive cash flows from financing activities for the six months ended March 31, 2018 consisted mainly of proceeds from promissory notes of $453,489, the sale of stock of $203,919, convertible notes of $184,250 and related party debt of $144,100. The notes are summarized in Notes 8 and 9 to our financial statements in this Quarterly Report on Form 10-Q. We also issued additional debt and stock, which are summarized in Note 15 to our financial statements in this Quarterly Report on Form 10-Q. Our positive cash flows from financing activities for the six months ended March 31, 2017 consisted mainly of $549,001 in proceeds from our private offering of securities.

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

Off Balance Sheet Arrangements

As of March 31, 2018, there were no off balance sheet arrangements.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred cumulative net losses of $22,114623 since our inception and require capital for our contemplated operational and marketing activities to take place. Our ability to raise additional capital through future issuances of common stock is unknown. The obtainment of additional financing, the successful development of our contemplated plan of operations, and our transition, ultimately, to the attainment of profitable operations are necessary for us to continue operations. The ability to successfully resolve these factors raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Our accounting policies are discussed in detail in the footnotes to our financial statements included in the Annual Report on Form 10-K for the year ended September 30, 2017, however we consider our critical accounting policies to be those related to revenue recognition, long-lived assets, accounts receivable, fair value of financial instruments, cash and cash equivalents, accounts receivable, warranty liability, stock-based compensation, non-employee stock-based compensation.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.     Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2018. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2018, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of March 31, 2018, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2018 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

On February 8, 2018, an investor exercised 456,000 warrants to purchase shares of our common stock at a purchase price equal to $0.367 per share. The investor elected to use the cashless exercise option and as a result we issued 387,475 shares of common stock.

On May 9, 2018, we received $10,000 from an investor pursuant to a private placement agreement with the investor to purchase 12,500 shares of our common stock at a purchase price equal to $0.80 per share.

On March 10, 2018 we issued a total of 250,000 options to four consultants for advisory services. The options vest evenly 12 months from issuance. The options expire 24 months after issuance and require a cash investment to exercise.

On May 10, 2018, Bryan Huber our Chief operation officer exercised warrants to purchase 1,353 shares of our common stock at a purchase price equal to $1.50 per share. We received $2,030 as a result of this exercise.

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

Item 3.     Defaults upon Senior Securities

None

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
10.1	Debt Settlement Agreement
10.2	Assumption of Debt Agreement
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 17, 2018

By: /s/ S. Matthew Schultz S. Matthew Schultz Title: Chief Executive Officer

Date:	May 17, 2018

By: /s/Zachary K. Bradford Zachary K Bradford Title: Chief Financial Officer

