Form 10-Q
period 2018-06-30
CLEANSPARK, INC.
filed 2018-08-20
CIK 827876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

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

Yes [ ] No [X]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 35,206,862 shares as of August 20, 2018

1

2

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of June 30, 2018 and September 30, 2017 (unaudited);

F-2	Consolidated Statements of Operations for the three and nine months ended June 30, 2018 and 2017 (unaudited);

F-3	Consolidated Statements of Cash Flow for the nine months ended June 30, 2018 and 2017 (unaudited);

F-4	Notes to Unaudited Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended June 30, 2018 are not necessarily indicative of the results that can be expected for the full year.

3

CLEANSPARK INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2018	September 30, 2017
ASSETS
Current assets
Cash	$17,481	$57,128
Accounts receivable	34,022	41,947
Deposits-current	9,325	—
Prepaid expense	52,253	29,556
Total current assets	113,081	128,631

Capitalized Software	8,988,166	9,709,444
Intangible assets	5,317,335	5,903,686
Goodwill	4,919,858	4,919,858
Fixed Assets	99,248	125,441
Deposits- long term	—	5,742

Total assets	$19,437,688	$20,792,802

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$163,628	$143,225
Convertible note payable	120,999	—
Derivative liability	17,704,028	—
Customer deposits	15,000	16,000
Due to related parties	270,772	61,021
Loans from related party	232,993	73,333
Loans payable	285,214	7,712
Total current liabilities	18,792,634	301,291

Long-term liabilities
Loans payable	300,000	150,000

Total liabilities	19,092,634	451,291

Stockholders' equity
Common stock; $0.001 par value; 100,000,000 shares authorized; 34,919,362 and 33,409,471 shares issued and outstanding as of June 30, 2018 and September 30, 2017, respectively	34,919	33,409
Preferred stock; $0.001 par value; 10,000,000 shares authorized; 1,000,000 and 1,000,000 shares issued and outstanding as of June 30, 2018 and September 30, 2017, respectively	1,000	1,000
Additional paid-in capital	28,781,788	40,240,468
Accumulated earnings (deficit)	(28,472,653)	(19,933,366)
Total stockholders' equity	345,054	20,341,511

Total liabilities and stockholders' equity	$19,437,688	$20,792,802

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEANSPARK INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

Revenues	$328,586	$103,908	$466,931	$388,541

Cost of revenues	288,400	71,305	372,145	263,893

Gross profit	40,186	32,603	94,786	124,648

Operating expenses
Professional fees	364,863	274,004	851,755	788,948
Payroll expenses	128,604	93,322	494,577	102,611
Product development	329,274	132,892	1,031,936	797,290
Research and development	3,880	30	6,841	398
General and administrative expenses	58,541	110,349	199,049	255,751
Depreciation and amortization	209,963	871,425	632,705	1,505,571
Total operating expenses	1,095,125	1,482,022	3,216,863	3,450,569

Loss from operations	(1,054,939)	(1,449,419)	(3,122,077)	(3,325,921)

Other income (expense)
Loss on settlement of debt	(41,092)	—	(41,092)	(117,414)
Loss on derivative liability	(4,689,126)	—	(4,958,009)	—
Interest expense	(368,690)	(158)	(418,109)	(263)
Loss on disposal of assets	—	—	—	(12,817)
Total other income (expense)	(5,098,908)	(158)	(5,417,210)	(130,494)

Net loss	$(6,153,847)	$(1,449,577)	$(8,539,287)	$(3,456,415)

Basic loss per common share	$(0.18)	$(0.04)	$(0.25)	$(0.11)

Basic weighted average common shares outstanding	34,864,997	32,747,207	34,220,283	31,785,837

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEANSPARK INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	June 30, 2018	June 30, 2017
Cash Flows from Operating Activities
Net loss	$(8,539,287)	$(3,456,415)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on disposal of fixed assets	—	12,817
Stock based compensation	375,365	118,880
Commitment issued for debt financing	218,625	—
Depreciation and amortization	632,705	1,505,571
Amortization of capitalized software	1,030,823	797,290
Loss on derivative liability	4,958,009	—
Loss on settlement of debt	41,092	117,414
Amortization of debt discount	136,086	—
Changes in assets and liabilities
Increase in prepaid expense	(22,697)	(33,032)
Increase in deposits	(3,583)	(5,153)
Increase in accounts receivable	7,925	18,528
Increase in customer deposits	(1,000)	15,000
Increase (decrease) in accounts payable	55,045	(53,191)
Increase (decrease) in accounts payable related party	209,751	(19,513)
Net cash from operating activities	(901,141)	(981,804)

Cash Flows from investing
Purchase of intangible assets	(5,964)	(23,704)
Purchase of fixed assets	(14,197)	(97)
Investment in microgrid assets	—	(5,566)
Investment in capitalized software	(270,618)	(70,473)
Cash received on sale of assets	—	7,000
Net cash used in investing activities	(290,779)	(92,840)

Cash Flows from Financing Activities
Payments on promissory notes	(65,574)	(12,544)
Proceeds from promissory notes	587,989	25,706
Proceeds from related part debts	219,660	—
Payments on related party debts	(60,000)	—
Proceeds from convertible debt, net of issuance costs	184,250	—
Proceeds from exercise of warrants	34,048	—
Proceeds from issuance of common stock	251,900	775,002
Net cash from financing activities	1,152,273	788,164

Net (decrease) in Cash	(39,647)	(286,480)

Beginning cash balance	57,128	436,529

Ending cash balance	$17,481	$150,049

Supplemental disclosure of cash flow information
Cash paid for interest	$54,191	$263
Cash paid for tax	$—	$—

Non-Cash investing and financing transactions
Cashless exercise of options	$387	$4,399
Stock issued to settle accounts payable	$75,734	$212,500
Debt discount on convertible debt	$184,250	—
Debt discount on promissory note	$110,000	$—
Shares issued and held in escrow as collateral	$300	—
Recognition of derivative due to tainted equity environment	$12,537,117	—
Shares issued for services	$—	$68,750
Options expense capitalized as software development costs	$38,927	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEANSPARK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. ORGANIZATION AND LINE OF BUSINESS

Organization

CleanSpark, Inc. (“we”, “our”, the "Company") was incorporated in the state of Nevada on October 15, 1987 as SmartData Corporation. SmartData conducted a 504-public offering in the State of Nevada in December 1987 and began trading publicly in January 1988. Due to a series of unfortunate events, including the untimely death of the founding CEO, SmartData discontinued active business operations in 1992.

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

The services offered consist of turn-key microgrid implementation services, microgrid design and engineering, project development consulting services and solar photovoltaic installation and consulting. The work is performed under fixed price bid contracts and negotiated price contracts. The Company performed all of its work in California during the nine months ending June 30, 2018.

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

Going concern – The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $28,472,653 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Revenue Recognition –

The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” and No. 104, “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured. For the nine months ended June 30, 2018 and 2017, the Company reported revenues of $466,931 and $388,541, respectively.

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

The Asset, “Costs in excess of billings”, represents revenues recognized in excess of amounts billed on contracts in progress. The Liability, “Billings in excess of costs”, represents billings in excess of revenues recognized on contracts in progress. At June 30, 2018 and September 30, 2017, the costs in excess of billings balance were $0 and $0, and the billings in excess of costs balance were $0 and $0, respectively.

Accounts receivables are recorded on contracts for amounts currently due based upon progress billings, as well as retention, which are collectible upon completion of the contracts.  Accounts payable to material suppliers and subcontractors are recorded for amounts currently due based upon work completed or materials received, as are retention due subcontractors, which are payable upon completion of the contract.  General and administrative expenses are charged to operations as incurred and are not allocated to contract costs. Retention receivable is the amount withheld by a customer until a contract is completed. Retention receivables of $0 and $0 were included in the balance of trade accounts receivable as of June 30, 2018 and September 30, 2017, respectively.

Accounts Receivable – Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms. The Company performs ongoing credit evaluation of its customers and management closely monitors outstanding receivables based on factors surrounding the credit risk of specific customers, historical trends, and other information. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded. Accounts receivable are presented net of an allowance for doubtful accounts of $4,500 and $0 at June 30, 2018, and September 30, 2017, respectively.

Cash and cash equivalents – For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. There was $17,481 and $57,128 in cash and cash equivalents as of June 30, 2018 and September 30, 2017, respectively.

Concentration Risk

At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of FDIC limits. As of June 30, 2018, the cash balance in excess of the FDIC limits was $0. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in these accounts. The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue. (see Note 16 for details).

Warranty Liability – The Company establishes warranty liability reserves to provide for estimated future expenses as a result of installation and product defects, product recalls and litigation incidental to the Company’s business.  Liability estimates are determined based on management’s judgment, considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, consultations with third party experts such as engineers, and discussions with the Company’s general counsel and outside counsel retained to handle specific product liability cases.  The Company’s manufacturers and service providers currently provide substantial warranties between ten to twenty-five years with full reimbursement to replace and install replacement parts.  Warranty costs and associated liabilities for the periods ended June 30, 2018 and September 30, 2017 were $0 and $0, respectively.

Stock-based compensation – The Company follows the guidelines in FASB Codification Topic ASC 718-10 “Compensation-Stock Compensation,” which provides investors and other users of financial statements with more complete and neutral financial information, by requiring that the compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. ASC 718-10 covers a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. On June 9, 2017, the Company implemented an employee stock-based compensation plan and since inception of the plan has issued 47,337 options to purchase shares of the Company’s common stock under this plan as of June 30, 2018. The options are exercisable between $1.57 to $3.45 per share.

Non-Employee Stock Based Compensation – The Company accounts for stock-based compensation awards issued to non-employees for services, as prescribed by ASC 718-10, at either the fair value of the services rendered, or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in ASC 505-50. The Company may issue compensatory shares for services including, but not limited to, executive, management, accounting, operations, corporate communication, financial and administrative consulting services.

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

Long-lived Assets – In accordance with the Financial Accounting Standards Board ("FASB") Accounts Standard Codification (ASC) ASC 360-10, "Property, Plant and Equipment," the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value. During the nine months ended June 30, 2018 and 2017 the Company recorded an impairment expense of $0 and $0, respectively.

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

Reclassifications – Certain prior year amounts have been reclassified for consistency with the current year presentation. On the Company’s consolidated balance sheet as of September 30, 2017 $4,020,269, net of $333,139 in accumulated depreciation has been reclassified from Flexpower system assets to intangible assets. This amount was associated with engineering and trade secrets. Flexpower assets have been reclassified as capitalized software to more clearly reflect the nature of the assets. In addition, $132,892 and $797,290 in amortization and depreciation expense related to the capitalized software has been reclassified to product development expense for the three and nine months ended June 30, 2017. These reclassifications had no effect on the reported results of operations or net assets of the Company.

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

In July 2015, the FASB made a decision to defer the effective date of the new standard for one year and permit early adoption as of the original effective date.  The new standard will be effective for the Company as of October 1, 2018. The Company is currently evaluating the impact of the adoption of this standard on its revenue recognition policy.

4. PREPAID EXPENSES

Prepaid expenses consist of the following as of June 30, 2018 and September 30, 2017:

	June 30, 2018	September 30, 2017
Prepaid compensation	$—	$5,241
Prepaid professional fees	2,500	2,500
Prepaid rent	4,057	—
Prepaid dues and subscriptions	9,602	4,696
Prepaid insurance and bonds	36,094	17,119
Total prepaid expenses	$52,253	$29,556

5.    CAPITALIZED SOFTWARE

A microgrid is comprised of any number of generation, energy storage, and smart distribution assets that serve single or multiple loads, both connected to the grid and islanded. Our capitalized software (“Software”) assets are composed of our mPulse integrated microgrid control platform(“mPulse”), microgrid value stream optimizer tool (“mVSO”) (formerly known as Dynamic Network Analysis (“DNA”)) which together seamlessly integrate energy generation with energy storage devices and controls facility loads to provide energy optimization and security in real time. Systems utilizing our software can interoperate with the local utility grid and allows users the ability to obtain the most cost-effective power for a facility. Our software platforms are ideal for microgrid systems for the commercial, industrial, mining, defense, campus and community users ranging from 4 kw to 100 MW and beyond and microgrids and distributed energy systems utilizing the Company’s software platforms are capable of delivering power at or below the current cost of utility power.

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

Capitalized software consists of the following as of June 30, 2018 and September 30, 2017:

	June 30, 2018	September 30, 2017
mVSO software	$4,309,083	$4,663,513
MPulse software	5,709,906	5,923,197
Less: accumulated amortization	(1,030,823)	(877,266)
Capitalized Software, Net	$8,988,166	$9,709,444

In accordance with ASC 985 the Company capitalized $309,545 in software development costs (including capitalized stock compensation cost of $38,927) related to the enhancements created for our mPulse and mVSO 2.0 platforms during the nine months ended June 30, 2018.

Capitalized software amortization and recorded as product development expense for the nine months ended June 30, 2018 and 2017 was $1,030,823 and $797,290, respectively.

6.    INTANGIBLE AND OTHER ASSETS

Intangible assets consist of the following as of June 30, 2018 and September 30, 2017:

	June 30, 2018	September 30, 2017
Patents	$95,437	$89,473
Websites	14,532	14,532
Brand and Client lists	2,497,472	2,497,472
Trademarks	5,928	5,928
Engineering trade secrets	4,020,269	4,020,269
Software	26,990	26,990
Less: accumulated amortization	(1,343,293)	(750,978)
Intangible assets, net	$5,317,335	$5,903,686

Amortization expense for the nine months ended June 30, 2018 and 2017 was $592,315 and $408,823, respectively.

7. FIXED ASSETS

Fixed assets consist of the following as of June 30, 2018 and September 30, 2017:

	June 30, 2018	September 30, 2017
Machinery and equipment	$135,262	$133,061
Furniture and fixtures	86,389	74,393
Total	221,651	207,454
Less: accumulated depreciation	(122,403)	(82,013)
Fixed assets, net	$99,248	$125,441

Depreciation expense for the nine months ended June 30, 2018 and 2017 was $40,390 and $76,838, respectively. In 2017, the Company also recorded additional depreciation expense of $1,019,910 related to microgrid assets which were impaired in 2017 for the nine months ended June 30, 2017.

8. LOANS

Long term

	June 30, 2018	September 30, 2017
Long-term notes payable consists of the following:
Promissory notes	300,000	150,000

Total	$300,000	$150,000

On September 5, 2017, the Company executed a 9% secured promissory note with a face value of $150,000 with an investor. Under the terms of the promissory note the Company received $150,000 and agreed to make monthly interest payments and repay the note principal 24 months from the date of issuance. The note is secured by 150,000 shares which are held in escrow and would be issued to the note holder only in the case of an uncured default. As of June 30, 2018, the Company owed $150,000 in principal and $1,110 in accrued interested under the terms of the agreement and recorded interest expense of $10,097 for the nine months ended June 30, 2018.

On November 11, 2017, the Company executed a 10% secured promissory note with a face value of $100,000 with an investor. Under the terms of the promissory note the Company received $100,000 and agreed to make monthly interest payments and repay the note principal 24 months from the date of issuance. The note is secured by 100,000 shares which would be issued to the note holder only in the case of an uncured default. As of June 30, 2018, The Company owed $100,000 in principal and $822 in accrued interested under the terms of the agreement and recorded interest expense of $6,411 for the nine months ended June 30, 2018.

On December 5, 2017, the Company executed a 9% secured promissory note with a face value of $50,000 with an investor. Under the terms of the promissory note the Company received $50,000 and agreed to make monthly interest payments and repay the note principal 24 months from the date of issuance. The note is secured by 50,000 shares which would be issued to the note holder only in the case of an uncured default. As of June 30, 2018, The Company owed $50,000 in principal and $370 in accrued interested under the terms of the agreement and recorded interest expense of $2,552 for the nine months ended June 30, 2018.

Current

	June 30, 2018	September 30, 2017
Current notes payable consists of the following:
Promissory notes	373,212	—
Installment loans (insurance)	20,515	7,712
Unamortized Debt discount	(100,984)	—
Unamortized Original issue discount	(7,529)	—

Total, net of unamortized discount	$285,214	$7,712

Promissory Notes

On October 6, 2017, the Company executed an unsecured variable interest rate promissory note with a maximum interest rate of 58.3% and a face value of $45,000 with a financial institution. Under the terms of the promissory note the Company received $45,000 and agreed to repay the note evenly over 12 months. As of June 30, 2018, The Company owed $15,000 in principal and $0 in accrued interested under the terms of the agreement and recorded interest expense of $12,375 for the nine months ended June 30, 2018.

On November 20, 2017, the Company executed a 10% secured promissory note with a face value of $80,000 with an investor. Under the terms of the promissory note the Company received $80,000 and agreed to make monthly interest payments and repay the note principal 12 months from the date of issuance. As of June 30, 2018, The Company owed $80,000 in principal and $658 in accrued interested under the terms of the agreement and recorded interest expense of $4,866 for the nine months ended June 30, 2018.

On January 12, 2018, the Company executed an unsecured variable interest rate promissory note with a maximum interest rate of 58.5% and a face value of $18,400 with a financial institution. Under the terms of the promissory note the Company received $18,400 and agreed to repay the note and interest evenly over 12 months. As of June 30, 2018, The Company owed $10,733 in principal and $0 in accrued interested under the terms of the agreement and recorded interest expense of $3,680 for the nine months ended June 30, 2018.

On February 27, 2018, we entered into a promissory note pursuant to which we borrowed $125,000. The note carries an original issue discount of 5.6% ($7,000). Interest under the promissory note is 10% per annum. Under the terms of the promissory note the Company agreed to make interest and principal payments equal to $2,500 or greater on a monthly basis. Any unpaid balance is due in full on August 1, 2018. As of June 30, 2018, the Company owed $126,367 in principal and $1,051 in accrued interested under the terms of the agreement and recorded interest expense of $4,379 for the nine months ended June 30, 2018. The aggregate original issued issue discount has been accreted and charged to interest expenses as a financing expense in the amount of $5,530 and $0 during the nine months ended June 30, 2018 and 2017, respectively.

On May 22, 2018, the Company executed a variable interest rate promissory note with a maximum interest rate of 51.0% and a face value of $24,500 with a financial institution. Under the terms of the promissory note the Company received $24,500 and agreed to repay the note and interest evenly over 12 months. As of June 30, 2018, The Company owed $24,500 in principal and $0 in accrued interested under the terms of the agreement and recorded interest expense of $0 for the nine months ended June 30, 2018.

On June 15, 2018, we entered into a 10% promissory note with a face value of $116,600 pursuant to which we received $110,000, the note also included an original issue discount of 6% ($6,600). The Company also issued 116,600 5-year warrants exercisable at $0.80 in connection with purchase of the promissory note. Under the terms of the promissory note the Company agreed to make monthly interest payments and repay the note principal on December 15, 2018. As of June 30, 2018, The Company owed $116,600 in principal and $479 in accrued interested under the terms of the agreement and recorded interest expense of $479 for the nine months ending June 30, 2018. The Company has determined the value associated with the warrants issued in connection with the notes to be $110,000 which has been recorded as a debt discount. The aggregate original issued issue discount, and debt discount related to the warrants have been accreted and charged to interest expenses as a financing expense in the amount of $9,016 and $0 during the nine months ended June 30, 2018 and 2017, respectively.

Installment loans

On February 3, 2018, the Company executed a 6.1% installment loan with a face value of $25,781 with a financial institutional to finance an insurance policy. Under the terms of the installment note the Company received $25,781 and agreed to make equal payments and repay the note principal 10 months from the date of issuance. As of June 30, 2018, the Company owed $15,073 in principal and $0 in accrued interested under the terms of the agreement.

On February 27, 2018, the Company executed a 6.1% installment loan with a face value of $9,308 with a financial institutional to finance an insurance policy. Under the terms of the installment note the Company received $9,308 and agreed to make equal payments and repay the note principal 10 months from the date of issuance. As of June 30, 2018, the Company owed $5,442 in principal and $0 in accrued interested under the terms of the agreement.

9. CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable at consists of the following:	June 30,	September 30,
	2018	2017

On March 23, 2017, we entered into a convertible promissory note pursuant to which we borrowed $200,000, less debit issuance costs of 15,750. The note carries an original issue discount of 10% ($20,000). Interest under the convertible promissory note is 12% per annum, and the principal and all accrued but unpaid interest is due on September 23, 2018. The note is convertible at any date after the issuance date at the noteholder’s option into shares of our common stock at a variable conversion price. The Conversion price equals the lesser of (1) 70% multiplied by the lowest "Trading Price" during the previous 20 Trading Day period ending on the latest complete Trading Day prior to the date of this Note and (2) 70% multiplied by the lowest "Trading Price" for the Common Stock during the 20 Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. The "Trading Price" as defined by the agreement is the lesser of: (a) the lowest trade price on the OTC Pink, OTCQB, or applicable trading market (the “OTC Market”) as reported by a reliable reporting service (“Reporting Service”) designated by the Holder and (b) the lowest closing bid price on the OTC Market as reported by a Reporting Service designated by the Holder.

 The aggregate original issued issue discount, beneficial conversion feature and debt issuance costs have been accreted and charged to interest expenses as a financing expense in the amount of $120,999 and $0 during the nine months ended June 30, 2018 and 2017, respectively.

	200,000	—
Original issue discount	20,000	—
Unamortized debt issuance costs	(7,088)
Unamortized Original issue discount	(9,000)
Unamortized debt discount	(82,913)	—

Total, net of unamortized discount	$120,999	$—

10. FAIR VALUE OF FINACNIAL INSTRUMENTS AND DERIVATIVE LIABILITIES

The carrying value of cash, accounts payable and accrued expenses, and debt (see Notes 8 & 9) approximate their fair values because of the short-term nature of these instruments. Management believes the Company is not exposed to significant interest or credit risks arising from these financial instruments. The carrying amount of the Company’s long-term debt is also stated at fair value of $300,000 since the stated rate of interest approximates market rates.

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs. The Company utilizes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable.

●	Level 1	Quoted prices in active markets for identical assets or liabilities. These are typically obtained from real-time quotes for transactions in active exchange markets involving identical assets.
●	Level 2

Quoted prices for similar assets and liabilities in active markets; quoted prices included for identical or similar assets and liabilities that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. These are typically obtained from readily-available pricing sources for comparable instruments.

●	Level 3	Unobservable inputs, where there is little or no market activity for the asset or liability. These inputs reflect the reporting entity’s own beliefs about the assumptions that market participants would use in pricing the asset or liability, based on the best information available in the circumstances.

The following table presents the derivative financial instruments, the Company’s only financial liabilities measured and recorded at fair value on the Company’s balance sheets on a recurring basis, and their level within the fair value hierarchy as of June 30, 2018:

	Amount	Level 1	Level 2	Level 3
Embedded conversion derivative liability	$581,663	$-	$-	$581,663
Warrant and option derivative liabilities	$17,122,365	$-	$-	$17,122,365
Total	$17,704,028	$-	$-	$17,704,028

The embedded conversion feature in the convertible debt instruments that the Company issued (See Note 9), was convertible at issuance which qualified them as a derivative instrument since the number of shares issuable under the note is indeterminate based on guidance in ASC Topic No. 815-15, “Derivatives and Hedging (“Topic No. 815-15”). Topic No. 815-15 requires the Company to bifurcate and separately account for the conversion features as an embedded derivative contained in the Company’s convertible debt. This convertible debt tainted all other equity linked instruments including all outstanding non-employee options and warrants on the date that the instrument became convertible. The Company is required to carry the embedded derivative on its balance sheet at fair value and account for any unrealized change in fair value as a component of results of operations.

The Black-Scholes model utilized the following inputs to value the derivative liabilities at the date of issuance of the convertible note and at June 30, 2018:

Fair value assumptions:	June 30, 2018
Risk free interest rate	1.92-2.81%
Expected term (years)	0.225-6.99
Expected volatility	144.59%-214.09%
Expected dividends	0%

The following table presents a summary of the Company’s derivative liabilities associated with its convertible notes as of June 30, 2018, and September 30, 2017, and June 30, 2018:

Amount
Balance September 30, 2017	$—
Debt discount originated from derivative liabilities	208,902
Initial loss recorded	265,009
Fair value of derivative liability at issuance reclassified from additional paid in capital	12,537,117
Adjustment to derivative liability due to debt settlement	—
Change in fair market value of derivative liabilities	4,693,000
Balance June 30, 2018	$17,704,028

11. RELATED PARTY TRANSACTIONS

Matthew Schultz- Chief Executive Officer and Director

The Company has a consulting agreement with Matthew Schultz, our Chief Executive Officer, for management services. In accordance with this agreement, as amended, Mr. Schultz provides services to us in exchange for $15,000 in compensation for services plus a $1,000 medical insurance stipend, each month plus a bonus of 0.5% of gross revenue. The Company has also agreed to reimburse Mr. Schultz for expenses incurred. The term of the agreement is one year and automatically renews until cancelled by either party. During the nine months ending June 30, 2018 and 2017, Mr. Schultz earned $146,323 and $145,157, respectively, in accordance with this agreement. During the nine months ending June 30, 2018, Mr. Schultz allowed the Company to defer $121,132 as accrued compensation. As of June 30, 2018, the Company owed Mr. Schultz $121,132 in deferred compensation and reimbursable expenses.

On February 9, 2018, the Company executed a 15% promissory note with a face value of $10,000 with the spouse of the CEO of our Company. Under the terms of the promissory note the Company received $10,000 and agreed to repay the note on demand. As of June 30, 2018, Company’s owed $10,000 in principal and $579 in accrued interested under the terms of the agreement.

On February 14, 2018, the Company executed a 15% promissory note with a face value of $20,000 with the spouse of the CEO of our Company. Under the terms of the promissory note the Company received $20,000 and agreed to repay the note on demand. As of June 30, 2018, Company’s owed $20,000 in principal and $1,118 in accrued interested under the terms of the agreement.

Zachary Bradford – President, Chief Financial Officer and Director

The Company has a consulting agreement with Zachary Bradford, our Chief Financial Officer and director, for management services. In accordance with this agreement, as amended, Mr. Bradford provides services to us in exchange for $15,000 in compensation for services plus a $1,000 medical insurance stipend, each month plus a bonus of 0.5% of gross revenue. The Company has also agreed to reimburse Mr. Bradford for expenses incurred. The term of the agreement is one year and automatically renews until cancelled by either party. During the nine months ended June 30, 2018 and 2017, Mr. Bradford earned $146,323 and $145,157, respectively, in accordance with this agreement. During the nine months ended June 30, 2018, Mr. Bradford allowed the Company to defer $116,448 as accrued compensation. As of June 30, 2018, the Company owed Mr. Bradford $116,448 in deferred compensation and reimbursable expenses.

On August 13, 2017, the Company executed a 15% promissory note with a face value of $80,000 with Zachary Bradford, its President and Chief Financial Officer. Under the terms of the promissory note the Company received $80,000 and agreed to repay the note evenly over 12 months. As of June 30, 2018, Company’s owed $13,333 in principal and $0 in accrued interested under the terms of the agreement.

On January 29, 2018, the Company executed a 15% promissory note with a face value of $30,000 with Zachary Bradford, its President and Chief Financial Officer. Under the terms of the promissory note the Company received $60,000 and agreed to repay the note on demand. As of June 30, 2018, Company’s owed $30,000 in principal and $1,874 in accrued interested under the terms of the agreement

On February 9, 2018, the Company executed a 15% promissory note with a face value of $30,000 with Zachary Bradford, its President and Chief Financial Officer. Under the terms of the promissory note the Company received $30,000 and agreed to repay the note on demand. As of June 30, 2018, Company’s owed $30,000 in principal and $1,738 in accrued interested under the terms of the agreement.

On May 8, 2018, the Company executed a 15% promissory note with a face value of $10,000 with Zachary Bradford, its President and Chief Financial Officer. Under the terms of the promissory note the Company received $10,000 and agreed to repay the note on demand. As of June 30, 2018, Company’s owed $10,000 in principal and $218 in accrued interested under the terms of the agreement.

On May 15, 2018, the Company executed a 15% promissory note with a face value of $10,000 with Zachary Bradford, its President and Chief Financial Officer. Under the terms of the promissory note the Company received $10,000 and agreed to repay the note on demand. As of June 30, 2018, Company’s owed $10,000 in principal and $189 in accrued interested under the terms of the agreement.

On June 8, 2018, the Company executed a 15% promissory note with a face value of $26,030 with Zachary Bradford, its President and Chief Financial Officer. Under the terms of the promissory note the Company received $26,030 and agreed to repay the note on demand. As of June 30, 2018, Company’s owed $26,030 in principal and $235 in accrued interested under the terms of the agreement.

On June 11, 2018, the Company executed a 15% promissory note with a face value of $2,000 with Zachary Bradford, its President and Chief Financial Officer. Under the terms of the promissory note the Company received $2,000 and agreed to repay the note on demand. As of June 30, 2018, Company’s owed $2,000 in principal and $16 in accrued interested under the terms of the agreement.

On June 13, 2018, the Company executed a 15% promissory note with a face value of $2,530 with Zachary Bradford, its President and Chief Financial Officer. Under the terms of the promissory note the Company received $2,530 and agreed to repay the note on demand. As of June 30, 2018, Company’s owed $2,530 in principal and $18 in accrued interested under the terms of the agreement.

On June 29, 2018, the Company executed a 15% promissory note with a face value of $15,000 with Zachary Bradford, its President and Chief Financial Officer. Under the terms of the promissory note the Company received $15,000 and agreed to repay the note on demand. As of June 30, 2018, Company’s owed $15,000 in principal and $6 in accrued interested under the terms of the agreement.

Bryan Huber – Chief operations Officer and Director

The Company has a consulting agreement with Bryan Huber, our Chief Operations Officer and director, for management services. In accordance with this agreement, as amended, Mr. Huber provides services to us in exchange for $117,000 in compensation for services plus a $500 medical insurance stipend and a bonus of 0.5% of gross revenue. The Company has also agreed to reimburse Mr. Huber for expenses incurred. The term of the agreement is one year and automatically renews until cancelled by either party. During the nine months ending June 30, 2018 and 2017, Mr. Huber earned $91,573 and $89,794, respectively, in accordance with this agreement. During the nine months ended June 30, 2018, Mr. Huber allowed the Company to defer $9,760 as accrued compensation. As of June 30, 2018, the Company owed Mr. Huber $17,591 in deferred compensation and reimbursable expenses.

On May 10, 2018, Bryan Huber the Company’s Chief Operations Officer exercised warrants to purchase 1,353 shares of the Company’s $0.001 par value common stock at a purchase price equal to $1.50 for each share of Common stock. The Company receive $2,030 as a result of this exercise.

Larry McNeill – Chairman of the Board of Directors

On January 11, 2018, the Company executed a 15% promissory note with a face value of $9,000 with Larry McNeill, a Director of the Company. Under the terms of the promissory note the Company received $9,000 and agreed to repay the note on demand. As of June 30, 2018, Company’s owed $9,000 in principal and $629 in accrued interested under the terms of the agreement.

On January 16, 2018, the Company executed a 15% promissory note with a face value of $7,100 with Larry McNeill, a Director of the Company. Under the terms of the promissory note the Company received $7,100 and agreed to repay the note on demand. As of June 30, 2018, Company’s owed $7,100 in principal and $481 in accrued interested under the terms of the agreement.

On January 19, 2018, the Company executed a 15% promissory note with a face value of $8,000 with Larry McNeill, a Director of the Company. Under the terms of the promissory note the Company received $8,000 and agreed to repay the note on demand. As of June 30, 2018, Company’s owed $8,000 in principal and $533 in accrued interested under the terms of the agreement.

On February 23, 2018, the Company executed a 15% promissory note with a face value of $5,000 with Larry McNeill, a Director of the Company. Under the terms of the promissory note the Company received $5,000 and agreed to repay the note on demand. As of June 30, 2018, Company’s owed $5,000 in principal and $261 in accrued interested under the terms of the agreement.

On March 19, 2018, the Company executed a 15% promissory note with a face value of $25,000 with Larry McNeill, a Director of the Company. Under the terms of the promissory note the Company received $25,000 and agreed to repay the note on demand. As of June 30, 2018, Company’s owed $25,000 in principal and $1,058 in accrued interested under the terms of the agreement.

On May 7, 2018, the Company executed a 15% promissory note with a face value of $10,000 with Larry McNeill, a Director of the Company. Under the terms of the promissory note the Company received $10,000 and agreed to repay the note on demand. As of June 30, 2018, Company’s owed $10,000 in principal and $222 in accrued interested under the terms of the agreement.

Employees

The Company’s line of business requires high skilled employees who are appropriately compensated for their specialized skills. Employment agreements range from $90,000 to $172,500 per year, and may include a taxable stipend for healthcare, performance bonuses and are subject to standard payroll taxes.

12. STOCKHOLDERS’ EQUITY

Overview

The Company’s authorized capital stock consists of 100,000,000 shares of common stock and 10,000,000 shares of preferred stock, par value $0.001 per share. As of June 30, 2018, there were 34,919,362 shares of common stock issued and outstanding and 1,000,000 shares of preferred stock issued and outstanding.

Common Stock issuances

During the period commencing October 1, 2017 through June 30, 2018, the Company received $251,900 from 16 investors pursuant to private placement agreements with the investors to purchase 314,875 shares of the Company’s $0.001 par value common stock at a purchase price equal to $0.80 for each share of common stock.

In connection with the issuance of a Convertible Note(see Note 9 for additional details), the Company issued to the Purchaser, as a commitment fee, 137,500 shares of its common stock (the “Returnable Shares”) as well as 100,000 shares of its common stock (the “Non-Returnable Shares”). The agreement was amended on June 29, 2018 and as a result the returnable shares were no longer returnable, as a result the fair value of the returnable shares of $218,625 was charged to interest expense.

13. STOCK WARRANTS

The following is a summary of stock warrant activity during the nine months ended June 30, 2018 and year ended September 30, 2017.

	Number of Shares	Weighted Average Exercise Price
Balance, September 30, 2016	13,112,100	$0.59
Warrants granted and assumed	—	$—
Warrants expired	—	—
Warrants canceled	—	—
Warrants exercised	(4,500,000)	0.083
Balance, September 30, 2017	8,612,100	$0.85
Warrants granted and assumed	216,600	$0.80
Warrants expired	—	—
Warrants canceled	—	—
Warrants exercised	(684,401)	0.29
Balance, June 30, 2018	8,144,299	$0.90

As of June 30, 2018, there are warrants exercisable to purchase 8,144,299 shares of common stock in the Company. 4,500,000 of the outstanding warrants require a cash investment of $1.50 per share to exercise and 3,644,299 of the outstanding warrants contain a provision allowing a cashless exercise. As of June 30, 2018, the outstanding warrants have an intrinsic value of $10,998,676. As of June 30, 2018, the weighted average remaining term of the outstanding warrants was 4.53 years.

On December 13, 2017, an investor exercised warrants to purchase 27,548 shares of the Company’s $0.001 par value common stock at a purchase price equal to $0.363 for each share of Common stock. The Company receive $10,000 as a result of this exercise.

On January 1, 2018, the Company issued warrants to purchase 100,000 shares of common stock at an exercise price of $0.80 per share to an advisor for business advisory services. The warrants were valued at $234,095 using the Black Scholes option pricing model based upon the following assumptions: term of 5 years, risk free interest rate of 2.01%, a dividend yield of 0% and volatility rate of 158%. The warrants vest evenly over the six-month service period ended June 30, 2018.

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

On May 10, 2018, Bryan Huber the Company’s Chief Operations Officer exercised warrants to purchase 1,353 shares of the Company’s $0.001 par value common stock at a purchase price equal to $1.50 for each share of Common stock. The Company receive $2,030 as a result of this exercise.

On June 15, 2018, the Company issued 116,600 5-year warrants exercisable at $0.80 to a lender in connection with a promissory note agreement. (see Note 8 for additional details.)

14. STOCK OPTIONS

The Company sponsors a stock-based incentive compensation plan known as the 2017 Incentive Plan (the “Plan”), which was established by the Board of Directors of the Company on June 19, 2017. A total of 3,000,000 shares were initially reserved for issuance under the Plan.

The following is a summary of stock option activity during the nine months ended June 30, 2018 and year ended September 30, 2017.

	Number of Shares	Weighted Average Exercise Price
Balance, September 30, 2016	—	—
Options granted and assumed	6,902	$3.45
Options expired	—	—
Options canceled	—	—
Options exercised	—	—
Balance, September 30, 2017	6,902	$3.45
Options granted and assumed	290,435	$1.01
Options expired	—	—
Options canceled	—	—
Options exercised	—	—
Balance, June 30, 2018	297,337	$1.06

As of June 30, 2018, there are options exercisable to purchase 124,049 shares of common stock in the Company. As of June 30, 2018, the outstanding options have an intrinsic value of $533,313. As of June 30, 2018, the weighted average remaining term of the outstanding options was 1.83 years.

During the nine months ended June 30, 2018, the Company issued 40,435 options to purchase shares of the common stock to employees, the shares were granted at quoted market prices ranging from $1.57 to $3.45. The shares were valued at issuance using the Black Scholes model and stock compensation expense of $75,001 was recorded as a result of the issuances.

On March 10, 2018 the Company issued a total of 250,000 options to four consultants for advisory services. The Options vest evenly 12 months from issuance. The options expire 24 months after issuance and require a cash investment to exercise. The options were valued at issuance using the Black Scholes model at $342,500, as of June 30, 2018 of which $105,096 has vested and been expensed as stock compensation.

The Black-Scholes model utilized the following inputs to value the options during the nine months ended June 30, 2018:

Fair value assumptions – Options:	June 30, 2018
Risk free interest rate	1.46-2.61%
Expected term (years)	2-3
Expected volatility	120%-182%
Expected dividends	0%

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

15. COMMITMENTS AND CONTINGENCIES

Office leases

The Company’s corporate offices are located at 70 North Main Street, Suite 105, Bountiful, Utah 84010. The Company occupies the leased space on a month to month basis at a rate of $850 per month. Future minimum lease payments under the operating leases for the facilities as of June 30, 2018, are $0.

On May 15, 2018, the Company executed a 37-month lease agreement, which commenced on July 1, 2018 at 4360 Viewridge Avenue, Suite C, San Diego, California. The agreement calls for the Company to make payments of $4,057 in base rent per month through July 31, 2021 subject to an annual 3% rent escalation. The Company has prepaid the rent for the month ending July 31, 2018. Future minimum lease payments under the operating leases for the facilities as of June 30, 2018, are as follows:

Fiscal year ending September 30, 2018	$8,114
Fiscal year ending September 30, 2019	$49,049
Fiscal year ending September 30, 2020	$50,521
Fiscal year ending September 30, 2021	$43,170

Contracts and awards

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

Asset Purchase - Pioneer Customer Electrical Products Corp.

On May 2, 2018, CleanSpark, Inc. and Pioneer Custom Electric Products Corp., a Nevada corporation and wholly-owned subsidiary of CleanSpark, Inc. (together, the “Company”), entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Pioneer Custom Electric Products Corp., a Delaware corporation (the “Seller”). On June 29, 2018 the Company extended the closing date of the transaction to July 31, 2018 and subsequently extended the closing to be on or earlier than December 31, 2018. The amendments were executed as the seller was unable to meet all closeting conditions as of June 30, 2018. The transaction has not yet closed, the closing of the transactions contemplated by the Purchase Agreement is currently expected to occur on October 31, 2018 (the “Closing Date”).

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

The Purchase Agreement contains customary representations, warranties and covenants.

16.   MAJOR CUSTOMERS AND VENDORS

For the nine months ended June 30, 2018 and 2017, the Company had the following customers that represented more than 10% of sales.

	June 30, 2018	June 30, 2017
Daoust	14.7%	—
Bethel-Webcor JV-1	68.8%	11.8%
Jacobs/ HDR a joint venture	—	15.2%
Macerich	—	21.4%
Firenze	—	23.4%

For the nine months ended June 30, 2018 and 2017, the Company had the following suppliers that represented more than 10% of direct material costs.

	June 30, 2018	June 30, 2017
CED Greentech	14.0%	45.7%
Rexel USA, Inc.	28.4%	—
ESS, Inc.	27.4%	—
Baker Electric Inc.	10.3%	—
Simpliphi Power	1.9%	12.3%

17.    SUBSEQUENT EVENTS

Loans from related parties

On July 5, 2018, the Company executed a 15% promissory note with a face value of $20,030 with Zachary Bradford, its President and Chief Financial Officer. Under the terms of the promissory note the Company received $20,030 and agreed to repay the note on demand.

On August 8, 2018, the Company executed a 15% promissory note with a face value of $45,000 with Zachary Bradford, its President and Chief Financial Officer. Under the terms of the promissory note the Company received $45,000 and agreed to repay the note on demand.

On July 9, 2018, the Company executed a 15% promissory note with a face value of $16,000 with Larry McNeill, a Director of the Company. Under the terms of the promissory note the Company received $16,000 and agreed to repay the note on demand.

Convertible note

CleanSpark, Inc. (the “Company” ), entered into a Securities Purchase Agreement (“Securities Purchase Agreement”) dated July 2, 2018 with Auctus Fund, LLC (the “Purchaser”), which was later amended on July 6, 2018, which required standard closing events such as funding which were fulfilled on July 11, 2018, pursuant to which the Company issued to the Purchaser a Convertible Promissory Note (the “Note”) in the aggregate principal amount of $550,000. The Purchaser paid $225,000 less $26,000 in legal and due diligence fees on the Note.

The Note has a maturity date of six months for each tranche funded and the Company has agreed to pay interest on the unpaid principal balance of the Note at the rate of twelve percent (12%) per annum from the date on which the Note is issued (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise.

The Company has the right to prepay the Note, provided it makes a payment to the Purchaser as set forth in the Note within 180 days of its Issue Date. In connection with the issuance of the Note, the Company issued to the Purchaser, as a commitment fee, 137,500 shares of its common stock (the “Returnable Shares”) as well as 150,000 shares of its common stock (the “Non-Returnable Shares”), as further provided in the Note. The Returnable Shares shall be returned to the Company’s treasury if the Note is fully repaid and satisfied prior to the date, which is one hundred eighty (180) days following the Issue Date, subject further to the terms and conditions of the Note.

The Note is convertible at any date after the issuance date at the noteholder’s option into shares of our common stock at a variable conversion price of 70% of the lowest closing market price of our common stock during the previous 20 days to the date of the notice of conversion, subject to adjustment in the case of default.

The Note contains certain covenants, such as restrictions on: (i) distributions on capital stock, (ii) stock repurchases, (iii) certain loans, (iii) sales and the transfer of assets, and (iv) participation in 3(a)(10) transactions. The Note also contains certain anti-dilution provisions that apply in connection with any stock split, stock dividend, stock combination, recapitalization or similar transactions. In addition, subject to limited exceptions, the Purchaser will not have the right to convert any portion of the Note if the Purchaser, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of the Company’s Common Stock outstanding immediately after giving effect to its conversion.

Note payable

On August 1, 2018, we entered into a 10% promissory note with a face value of $130,625 pursuant to which we received $125,000, the note also included an original issue discount of 4.5% ($5,625). The Company also issued 25,000 5-year warrants exercisable at $0.80 in connection with purchase of the promissory note. The proceeds of the note which were used to settle in full a note issued on February 27, 2018. Under the terms of the promissory note the Company agreed to make monthly interest only payments and repay the note principal on November 30, 2018.

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

We recently entered into an asset purchase agreement with Pioneer Custrom Electric Products Corp., as amended, and will acquire the following assets:

   All accounts receivable, less appropriate allowance for doubtful accounts;
  All trade accounts payable and accrued liabilities;
  All inventory;
  Small tools;
  Furniture and fixtures; and
  Fee-Free license agreement for use of the Pinoeer’s brand name; and
  All purchase orders, customer contracts, and client list(s).

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

The closing of the transactions contemplated by the Purchase Agreement is currently expected to occur on October 31, 2018 (the “Closing Date”).

Results of operations for the three and nine months ended June 30, 2018 and 2017

Revenues

We earned revenues of $328,586 during the three months ending June 30, 2018, as compared with $103,908 in revenues for the same period ended 2017. We earned revenues of $466,931 during the nine months ended June 30, 2018, as compared with $388,541 in revenues for the same period ended 2017.

Most of our revenue for the three and nine months ended June 30, 2018 was in the form of design and microgrid implementation income. This income was the result of contracts to perform engineering designs for microgrids and also installation of microgrids. While we benefit from the revenues generated from these types of services, we hope to generate more significant revenue from larger commercial customers that hire us to design and manage the construction of microgrids and pay ongoing software licensing fees for our software (software as a service). We are currently constructing a $900,000 microgrid for the US military and are in active negotiations with several large REITs and commercial property owners and hope to have more news on these efforts in future reports.

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

Gross Profit

Our cost of revenues were $288,400 for the three months ended June 30, 2018, resulting in gross profit of $40,186, as compared with cost of revenues of $71,305 for the same period ended 2017 resulting in gross profits of $32,603. Our cost of revenues were $372,145 for the nine months ended June 30, 2018, resulting in gross profit of $94,786, as compared with cost of revenues of $263,893 for the same period ended 2017 resulting in gross profits of $124,648. Our cost of revenues for all periods was mainly the result of materials, subcontractors and direct labor expense.

The decrease in gross margin ratio in the nine months ending June 30, 2108 as compared to June 30, 2017 is attributable to increased materials, subcontractor and labor expense. Because of the nature of our business, we anticipate variable margins because the sale of our products and services is expected to vary with our existing and future contract customers depending on the size and scope of services to be provided.

Operating Expenses

We had operating expenses of $1,095,125 for the three months ended June 30, 2018, as compared with $1,482,022 for the three months ended June 30, 2017. We had operating expenses of $3,216,863 for the nine months ended June 30, 2018, as compared with $3,450,569 for the nine months ended June 30, 2017.

Professional fees increased to $364,863 for the three months ended June 30, 2018, from $274,004 for the same period ended June 30, 2017. Professional fees increased to $851,755 for the nine months ended June 30, 2018, from $788,948 for the same period ended June 30, 2017. Our professional fees expenses for the nine months ended June 30, 2018 consisted mainly of consulting fees of $439,421, and audit and review fees of $37,069 and stock-based compensation of $375,265. Our professional fees expenses for the nine months ended June 30, 2017 consisted mainly of consulting fees of $487,912, audit and review fees of $31,115, legal fees of $42,260 and stock-based compensation of $118,880.

Professional fees increased in 2018 mainly as a result of increased stock-based compensation related to increased business development efforts and audit and review fees in connection with our SEC reporting obligations.

Payroll expenses also increased in 2018 over 2017 and consisted mainly of gross payroll for CleanSpark, LLC and stock-based compensation to employees.

Product development expense was similar in 2018 and 2017 and consisted mainly of capitalized software amortization.

General and administrative fees, however decreased in 2018 over 2017. Our general and administrative expenses for the three and nine months ended June 30, 2018 consisted mainly of rent, software subscriptions, office expenses, travel and utilities. Our general and administrative expenses for the three and nine months ended June 30, 2017 consisted mainly of mobile data, travel and entertainment expenses, utilities, rent, insurance, training and seminars and office expenses.

Depreciation and amortization expense decreased in 2018 over 2017 mainly as a result of the 2017 impairments of assets.

We expect that our operating expenses will increase in future quarters as we further implement our business plan. As we execute on customer contracts we may be required to hire and compensate additional personnel and support increased operational costs.

Other Expenses

Other expenses increased to $5,098,908 for the three months ended June 30, 2018, from $158 for the same period ended June 30, 2017. Our other expenses for the three months ended June 30, 2018 consisted of a loss on derivative liability of $4,689,126, interest expense of $368,690 and loss on the settlement of debt of $41,092.

Other expenses increased to $5,417,210 for the nine months ended June 30, 2018, from $130,494 for the same period ended June 30, 2017. Our other expenses for the nine months ended June 30, 2018 consisted of a loss on derivative liability of $4,958,009, interest expense of $418,109 and loss on the settlement of debt of $41,092. Our other expense for the nine months ended June 30, 2017 consisted of a loss on the settlement of debt of $117,414, interest expense of $263 and disposal of assets of $12,817.

Net Loss

We recorded a net loss of $6,153,847 for the three months ended June 30, 2018, as compared with a net loss of $1,449,577 for the same period ended June 30, 2017. We recorded a net loss of $8,539,287 for the nine months ended June 30, 2018, as compared with a net loss of $3,456,415 for the same period ended June 30, 2017.

Liquidity and Capital Resources

As of June 30, 2018, we had total current assets of $113,081, consisting of cash, accounts receivable, current deposits and prepaid expenses, and total assets in the amount of $19,437,688. Our total current liabilities as of June 30, 2018 were $18,792,634. We had a working capital deficit of $18,679,553 as of June 30, 2018.

Operating activities used $901,141 in cash for the nine months ended June 30, 2018, as compared with $981,804 for the same period ended June 30, 2017. Our net loss of $8,539,287 was the main component of our negative operating cash flow for the nine months ended June 30, 2018, offset mainly by amortization of capitalized software, depreciation and amortization and stock based consulting an loss on derivative liability. Our net loss of $3,456,415 was the main component of our negative operating cash flow for the nine months ended June 30, 2017, offset mainly by depreciation and amortization, amortization of capitalized software, stock-based consulting and loss on settlement of debt.

Cash flows used by investing activities during the nine months ended June 30, 2018 was $290,779, as compared with $92,840 for the same period ended June 30, 2017. Our investment in our capitalized software of $270,618 and the purchased of fixed assets of $14,197 were the main component of our negative investing cash flow for the nine months ended June 30, 2018. Our investment in our capitalized software of $70,743 and our purchase of intangible assets of $23,704 were the main components for our negative investing cash flow for the same period ended 2017.

Cash flows provided by financing activities during the nine months ended June 30, 2018 amounted to $1,152,273, as compared with $788,164 for the same period ended June 30, 2017. Our positive cash flows from financing activities for the nine months ended June 30, 2018 consisted mainly of proceeds from promissory notes of $587,989, the sale of stock of $251,900, convertible notes net of issuance costs of $184,250 and related party debt of $219,660. The notes are summarized in Notes 8 and 9 to our financial statements in this Quarterly Report on Form 10-Q. We also issued additional debt, which is summarized in Note 17 to our financial statements in this Quarterly Report on Form 10-Q. Our positive cash flows from financing activities for the nine months ended June 30, 2017 consisted mainly of $775,002 in proceeds from our private offering of securities.

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

Off Balance Sheet Arrangements

As of June 30, 2018, there were no off balance sheet arrangements.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred cumulative net losses of $28,472,653 since our inception and require capital for our contemplated operational and marketing activities to take place. Our ability to raise additional capital through future issuances of common stock is unknown. The obtainment of additional financing, the successful development of our contemplated plan of operations, and our transition, ultimately, to the attainment of profitable operations are necessary for us to continue operations. The ability to successfully resolve these factors raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Item 4.     Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2018. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2018, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of June 30, 2018, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2018 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

During the period commencing October 1, 2017 through June 30, 2018, we received $251,900 from 16 investors pursuant to private placement agreements with the investors to purchase 314,875 shares of the Company’s $0.001 par value common stock at a purchase price equal to $0.80 for each share of Common stock.

In connection with the issuance of a Convertible Note (see Note 9 for additional details), we issued a commitment fee of 137,500 shares of our common stock as well as 100,000 shares of our common stock.

In connection with the issuance of a Convertible Note (see Note 17 for additional details), we issued a commitment fee of 137,500 shares of our common stock as well as 150,000 shares of our common stock.

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

Item 3.     Defaults upon Senior Securities

None

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 20, 2018

By: /s/ S. Matthew Schultz S. Matthew Schultz Title: Chief Executive Officer

Date:	August 20, 2018

By: /s/Zachary K. Bradford Zachary K Bradford Title: Chief Financial Officer

