Form 10-K
period 2018-09-30
CLEANSPARK, INC.
filed 2019-01-15
CIK 827876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2018

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $25,096,771

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 39,740,596 shares as of January 9, 2018

2

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

Integral to our business is our mPulse and mVSO software platforms (the “Platforms”). When the Platforms are implemented on a customer’s power system they are able to control the distributed energy resources on site to provide secure, sustainable energy often at significant cost savings for our energy customers. The Platforms allows customers to efficiently manage renewable energy generation, other distributed energy generation technologies including energy generation assets, energy storage assets, and energy consumption assets. By having autonomous control over the distributed facets of energy usage and energy storage, customers are able to reduce their dependency on utilities, thereby keeping energy costs relatively constant over time. The overall aim is to transform energy consumers into energy producers by supplying power that anticipates their routine instead of interrupting it.

We also own patented gasification technologies. Our technology converts any organic material into SynGas. SynGas can be used as clean, renewable, environmentally friendly, warming fuel for power plants, motor vehicles, and as feedstock for the generation of DME (Di-Methyl Ether).

As previously disclosed, we plan to continue our focus on the CleanSpark side of the business in 2019, as opposed to expending significant efforts on the Gasifier side of the business. We plan to continue our efforts to better our technology, service existing customers and market our System (defined below) to prospective clients. We feel that this focus would provide the best opportunity for our shareholders.

Our Distributed Energy Management Business

Integral to our business is our Distributed Energy Management Business (the “DER Business”). The main assets of our DER Business include our propriety software systems (“Systems”) and also our engineering and methodology trade secrets. The Distributed Energy systems and Microgrids that utilize our Systems are capable of providing secure, sustainable energy with significant cost savings for its energy customers. The Systems allows customers to design, engineer, construct and then efficiently manage renewable energy generation, storage and consumption. By having autonomous control over the multiple facets of energy usage and storage, customers are able to reduce their dependency on utilities, thereby keeping energy costs relatively constant over time. The overall aim is to transform energy consumers into intelligent energy producers by supplying and managing power in a manner that anticipates their routine instead of interrupting it.

Around the world, the aging grid is becoming unstable and unreliable due to increases in loads and lack of new large-scale generation facilities. This inherent instability is compounded by the push to integrate a growing number and variety of renewable but intermittent energy generators and advanced technologies into outdated electrical systems. Simultaneously, defense installations, industrial complexes, communities, and campuses across the world are turning to virtual power plants and microgrids as a means to decrease their reliance from the grid, reduce utility costs, utilize cleaner power, and enhance energy security and surety.

The convergence of these factors is creating a “perfect storm” in the power supply optimization and energy management arena. Efficiently building and operating the distributed energy management systems and microgrids of tomorrow, while maximizing the use of sustainable energy to produce affordable, stable, predictable, and reliable power on a large scale, is a significant opportunity that first-movers can leverage to capture a large share of this emerging global industry.

A microgrid is comprised if any number of generation, energy storage, and smart distribution assets that serve a single or multiple loads, both connected to the utility grid and separate from the utility grid “islanded.” In the past, distributed energy management systems and microgrids have consisted or off-grid generators organized with controls to provide power where utility lines cannot run. Today, modern distributed energy management systems and microgrids integrate renewable energy generation systems (REGS) with advanced energy storage devices and interoperate with the local utility grid. Advanced autonomous cyber-secure microgrids controls relay information between intelligent hardware and localized servers to make decisions in real-time that deliver optimum power where it is needed, when it is needed.

Our Systems create an integrated distributed energy management control platform that seamlessly integrates all forms of energy generation with energy storage devices and controls facility loads to provide energy security in real time free of cyber threats. Able to interoperate with the local utility grid, the Systems bring users the ability to choose when to buy or sell power to and from the grid, enabling what we believe is the most cost effective power solution that exists on the current market.

Our Systems are ideal for commercial, industrial, mining, defense, campus and residential users and ranges in size from 4KW to 100MW and beyond and can deliver power at or below the current cost of utility power.

Our services consist of turn-key distributed energy and microgrid implementation services, distributed energy microgrid system design and engineering, project development consulting services and solar photovoltaic installation and consulting. The work is performed under fixed price bid contracts, and negotiated price contracts.

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

mPulse supports our innovative fractal approach to microgrid design, which enables multiple microgrids on a single site to interact in a number of different ways, including as peers, in a parent-child relationship, and in parallel or completely disconnected. Each grid can have different operational objectives, and those operational objectives can change over time. Any microgrid can be islanded from the rest of the microgrid as well as the larger utility grid. The mPulse software can control the workflow required in both the islanding steps as well as the reconnecting steps of this maneuver and coordinate connected equipment such that connections are only made when it is safe to do so. The mPulse software has proven to be robust and reliable, operating successfully at the Camp Pendleton FractalGrid installation continuously for over 3 years with minimal maintenance and support required.

Microgrid Value Stream Optimizer (mVSO)

The Microgrid Value Stream Optimizer (mVSO) tool provides a robust distributed energy and microgrid system modeling solution. mVSO takes utility rate data and load data for a customer site and helps automate the sizing and analysis of potential microgrid solutions as well as providing a financial analysis around each grid configuration. mVSO uses historical weather data to generate projected energy generation from PV arrays and models how storage responds to varying operational modes and command logics based upon predicted generation and load curves. mVSO analysis multiple equipment combinations and operation situation to determine the optimal configuration for a site based on the financials, equipment outlay, utility cost savings, etc., to arrive at payback and IRR values. This ultimately provides the user with data to design a distributed energy and/or microgrid system that will meet the customers’ performance benchmarks.

Version 2.0 improvements

On September 27, 2017, we launched the development of mPulse 2.0 and mVSO 2.0. These improvements are being built into our existing software platforms and add significant improvements, which focus on positioning, integration, focus and quality, as outlined below.

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

Further, this growing focus on economic advantage is in line with the continued market evolution toward an open energy market at regional levels. We want to be well positioned to enter into this market at each step of its availability, from responding to demand response requests all the way through participating in ancillary grid service markets and fully open transactive energy markets as regulation matures. To position ourselves, the mPulse platform operation is being improved to mirror the predicted energy market progression by implementing internal markets at each level of the system. In these internal markets, energy producing assets are modeled as sellers, and energy consuming assets are modeled as buyers, with the market playing matchmaker between the two and virtually “selling” available energy to the highest bidder, thereby satisfying the energy loads at the highest economic advantage for both participants at any given moment.

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

This market scenario is mirrored at every level, from an individual node potentially consisting of only one producer and one consumer (power source and meter, respectively), to a higher-level node, in which other nodes participate as either net producers or net consumers, to the site level, and even up to regional level, where sites may participate in the market directly. At each level, details of the level below are aggregated and abstracted away, so each level operates in a simple and self-similar way, mirroring the physical construction of the FractalGrid. These markets shine in optimization scenarios, especially around times of just enough supply or even slight scarcity, which are expected to allow us to reap the maximum economic value for our customers even in the case of undersized grids. In addition, this flexibility allows for ease of integration for new market participants at each level as regulation matures to support further Demand Response programs, ancillary service markets, and eventually peer-to-peer transactive energy.

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

These planned improvements paired with our design and engineering methods and experience are intended to help keep us on the leading edge of the microgrid industry. As of the date of this filing, we have offered a beta release of mPulse 2.0 to a limited number of customers and we are testing system performance with these customers as feature sets are released of the next two quarters. We plan to make a full release of mPulse to all customers in the first quarter of 2019. As of the date of this filing, we intend to release VSO 2.0 to customers in the second quarter of 2019.

We were granted a new United States Patents on April 10, 2018 protecting our software systems.  The patent, "Establishing Communication and Power Sharing Links Between Components of a Distributed Energy System, US 9,941, 696 B2," is a patent that specifically addresses our engineering and data-analytics technologies, processes and procedures.  The patent covers our ability to receive data from a plurality of sources within a microgrid, which is then analyzed to forecast power needs across the microgrid, or a combination of multiple 'fractal' microgrids, and then determining whether or when to share power with the requesting module.

MicroGrid Development Projects

The California Energy Commission awarded a grant to Harper Construction Company, Inc. in July 2013 to support a microgrid technology demonstration project. We were subcontracted to provided design, development, integration, and installation services for the FractalGrid at the School of Infantry in the 52 Area of Marine Corps Base Camp Pendleton. The Project was subsequently transferred to us for consideration and an agreement to indemnify Harper Construction for all future responsibilities of maintenance, operations and warranty.

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

The Company begin on-site work for this project in February of 2018 and expects to complete its scope of work in early 2019.

In May of 2017, we were able to engineer, design and install a fully off-grid, triple-redundant power system at a private, residential estate in Southern California.

On October 2, 2018, we executed a Profession Services Agreement with Macerich to perform engineering, design and consultation services and follow-on construction work to install a Microgrid designed by our engineering team which utilized our mVSO software in creating the system design. The system will be controlled by our mPulse controller upon completion. The microgrid is expected to be located at Macerich’s Thousand Oaks facility in California.

The Agreement provides that we will be compensated in stages, and each stage requires that Macerich provide written authorization to proceed. The agreement further requires that an additional Design Build Contract be executed for the construction portion of the project. At this time this agreement only specifically authorizes an initial $88,250 for consultation and engineering services, the balance of the $18 million microgrid installation contract falls under later stages. These additional stages require Macerich’s written authorization to proceed with the overall project. This amount may be subject to further adjustment if the customer requires a change in scope prior to providing written authorization to proceed with construction. A change in scope could be triggered by a variety of reasons not limited to permitting restrictions, utility restrictions and other unforeseen circumstances. We expect to receive written permission to proceed on all stages of the contract in the first quarter of 2019.

These projects are examples of the far reaching capabilities of our System and the variety of applications that are available as plug and play solutions. We are pursuing additional microgrid projects and anticipate executing on the projects being pursued in 2019 and 2020. There is no assurances, however, that we will obtain contracts to sustain our operations.

Acquisitions

As an energy technology company, part of our business model is to assess our technologies, product offerings and business direction and determine whether any strategic acquisitions would benefit us.

As previously disclosed, on May 2, 2018, we entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Pioneer Custom Electric Products Corp., a Delaware corporation.

On December 27, 2018, the parties to the Purchase Agreement entered into a letter amendment (the “Amendment”) to extend the Termination Date from December 31, 2018 until on or before January 16, 2019. Under the Amendment, the parties agreed that, in addition to the other Closing conditions set forth in the Purchase Agreement, the obligation of the Company to consummate the transactions contemplated by the Purchase Agreement, is subject to Bank of Montreal releasing any Liens it holds on the Acquired Assets. The parties further agreed that they are entering into the extension to, amongst other things, allow the parties sufficient time to negotiate amendments to the business terms and structure of the transactions set forth in the Purchase Agreement.

We are still in discussions and negotiations with Pioneer, and we plan to disclose the final business arrangement in the coming days.

Our Gasifier Business

Integral to our existing business is the Gasifier. We own Patent Nos. 9,890,340B2, 9,359,567, 8,518,133 8,105,401 and 8,347,829 protecting our gasification technology and process for using feedstock comprising gaseous fuel. Our technology converts any organic material into SynGas. SynGas can be used as clean, renewable, environmentally friendly, warming fuel for power plants, motor vehicles, and as feedstock for the generation of DME (Di-Methyl Ether). DME is the premier energy carrier and offers a range of important benefits:

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

We believe that our process is capable of turn the world’s waste problem into an abundant, renewable resource of energy. Our production can be adapted to the specific energy requirements of a given area. Communities are expected to benefit from the countless options created including inexpensive green electric power for homes, clean-burning fuel for garbage trucks, street maintenance equipment, or for resale to other municipalities. Because of the modular nature of the components intrinsic to the process, the plant could provide one energy source, then be converted to provide a different energy product. Our facility could produce additional electric power during the peak demand part of the day and produce fuels during the rest of the day.

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

The technologies and prototype will need to undergo additional clinical lab testing to further establish its capability of producing large volumes of clean, renewable energy from any carbon compound (Municipal Solid Waste (MSW), Coal, Sewage Sludge) into clean Synthesis Gas. Our Gasifier is still under development and a commercially viable Gasifier is not expected to be sellable until we are able to expend additional resources on its testing and development. In December of 2014, we executed an agreement with a third party to independently test our production model prototype. Combustion was engaged to independently test the Gasifer's performance and certify the results of its performance. Combustion Resources completed the initial stages of testing. Upon completion of the testing an initial white paper was published outlining the results and suggested improvements. We anticipate that the cost to complete these improvements will be between $250,000 and $500,000. Upon completion of the improvement we will conduct an extended test run with an independent third party. We believe the results of these independent tests will provide the results needed to prove its commercial viability, at which time we would begin to actively market our Gasifier units.

We have not engaged in any significant negotiations to sell our Gasifier products to any major customers. Once completed, we intend to distribute our products through advertisements and sales calls on potential customers with demonstrations of how the products work.

Competition

We face significant competition in the alternative energy and microgrid markets. Some of our competitors have substantially larger financial and other resources. Factors that affect our ability to further test a commercially viable Gasifier and upgrade our System include resource limitations, available information and our standards established for projected return on investment.

Integral to our business is its Distributed Energy Management Business (the “DER Business”), the main assets of our DER Business include our propriety software systems (“Systems”) and also our engineering and methodology trade secrets. The Distributed Energy systems and Microgrids that utilize our Systems are capable of providing secure, sustainable energy with significant cost savings for its energy customers. The Systems allows customers to design, engineer, construct and then efficiently manage renewable energy generation, storage and consumption. By having autonomous control over the multiple facets of energy usage and storage, customers are able to reduce their dependency on utilities, thereby keeping energy costs relatively constant over time. The overall aim is to transform energy consumers into intelligent energy producers by supplying and managing power in a manner that anticipates their routine instead of interrupting it.

Distributed Energy Management Business Competition

Our DER Business and software platforms are set up to compete against larger companies. Our integrated microgrid control platform seamlessly integrates energy generation with energy storage devices and controls facility loads to provide energy security in real time. The systems are able to interoperate with the local utility grid and allows users the ability to obtain the most cost-effective power for a facility. The systems are technology agnostic and can incorporate into multiple vendors and manufacturers products and legacy systems. The systems are ideal for commercial, industrial, mining, defense, campus and community users ranging from 4 kw to 100 MW and beyond and can deliver power at or below the current cost of utility power. All of these attributes contribute to our ability to compete with the larger, more established competitors that have rely on their own manufactured products and hardware solutions.

Distributed Energy and Microgrid control technologies are new to the market and can be deployed in various formats. Eight technologies that are predominantly used in commercial applications and/or have been extensively studied are:

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

Intellectual Property

In relation to our Gasifier business, we own the following patents: Patent No. 9,359,567 ‘Gasification Method Using Feedstock Comprising Gaseous Fuels’; Patent No. 8,518,133 ‘Parallel Path, Downdraft Gasifier Apparatus and Method’; and Patent No. 8,105,401 ‘Parallel Path, Downdraft Gasifier Apparatus and Method.’ ; Patent No. 8,347,829 Electrolytic Reactor and Related Methods for Supplementing the Air Intake of an Internal Combustion Engine

In relation to our microgrid business, we own the following patents: Patent No. 9,941,696 B2 "Establishing Communication and Power Sharing Links Between Components of a Distributed Energy System, awarded April 10, 2018, is a revolutionary patent that specifically addresses CleanSpark's engineering and data-analytics technologies, processes and procedures. The patent covers CleanSpark's ability to 'receive data from a plurality of sources within a microgrid, which is then analyzed to forecast power needs across the microgrid, or a combination of multiple 'fractal' microgrids, and then determining whether or when to share power with the requesting module.

The second Patent, "Parallel Path Downdraft Gasifier Apparatus and Method, US 9,890, 340 B2", awarded February 13, 2018, further enhances CleanSpark's patent portfolio surrounding its proprietary gasification and waste-to-energy technologies.

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

Employees, Consultants and Contractors

We currently have 7 employees, and also contract the services of consultants in the various areas of expertise as required. The way in which our business currently operates is as follows:

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

Since inception, we have sustained $66,939,531 in cumulative net losses and we had a net loss for the year ended September 30, 2018 of $47,006,165. We expect to have operating losses at least until such time as we have developed a substantial and stable revenue base. We cannot assure you that we can develop a substantial and stable revenue base or achieve or sustain profitability on a quarterly or annual basis in the future.

Although we have obtained sufficient funding for the year ending September 30, 2019, if we do not obtain increased revenues in 2019, we may have to scale back or cease our activities or seek additional financing, which may significantly harm our chances of success.

Because we have generated only a small amount of revenue in prior years and currently operate at a significant loss, we are dependent on generating additional revenue in the coming year or we may need to seek the continued availability of financing in order to continue our business. There can be no assurance that our revenues will develop as planned or that financing sufficient to enable us to continue our operations will be available to us in the future. Moreover, even if we are able to obtain financing in the future, it could be on terms that causes our company’s stock price to suffer or further dilutes shareholder interests in our company. Most of our financing in 2018 was from the issuance of convertible notes along with some funding from the sale of our common stock and related party advances. We obtained approximately $5,000,000 in connection with the sale of a secured convertible promissory note. While this financing is expected to carry us through 2019, our failure to obtain future financing, financing on terms that are acceptable to us, or to produce levels of revenue to meet our financial needs could result in our inability to continue as a going concern and, as a result, our investors could lose their entire investment. In order to maximize our potential for success, we need to generate cashflows from revenues totaling $2,000,000 to $4,000,000 to support our current operations or we may need a similar amount in additional financing in 2020. As explained in this annual report, these cashflows are needed for continued upgrades to our software, testing and refinement of our Gasifier, marketing and sales of both sides of our business operations and for working capital.

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

We had revenue from fourteen customers in our fiscal year ending September 30, 2018. We cannot assure you that our customer base will expand or that any decline in net revenue attributable to customer losses will be replaced in a timely manner. If we fail to commercialize our products and services and increase our customer base, our business will fail.

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

Acquisitions could disrupt our operations and harm our operating results.

We may seek additional opportunities to expand our product offerings or the markets we serve by acquiring other companies, product lines, technologies and personnel. Acquisitions involve numerous risks, including the following:

▪	difficulties integrating the operations, technologies, products, and personnel of an acquired company or being subjected to liability for the target’s pre–acquisition activities or operations as a successor in interest;
▪	diversion of management’s attention from normal daily operations of the business;
▪	potential difficulties completing projects associated with in–process research and development;
▪	difficulties entering markets in which we have no or limited prior experience, especially when competitors in such markets have stronger market positions;
▪	initial dependence on unfamiliar supply chains or relatively small supply partners;
▪	insufficient revenues to offset increased expenses associated with acquisitions;
▪	the potential loss of key employees of the acquired companies; and
▪	the potential for recording goodwill and intangible assets that later can be subject to impairment.

Acquisitions may also cause us to:

▪	issue common stock that would dilute our current shareholders’ percentage ownership;
▪	assume or otherwise be subject to liabilities of an acquired company;
▪	record goodwill and non–amortizable intangible assets that will be subject to impairment testing on a regular basis and potential periodic impairment charges;
▪	incur amortization expenses related to certain intangible assets;
▪	incur large acquisition and integration costs, immediate write–offs, and restructuring and other related expenses; and
▪	become subject to litigation.

Mergers and acquisitions are inherently risky. No assurance can be given that our acquisitions will be successful. Further, no assurance can be given that an acquisition will not adversely affect our business, operating results, or financial condition. Failure to manage and successfully integrate an acquisition could harm our business and operating results in a material way. Even when an acquired company has already developed and marketed products, there can be no assurance that enhancements to those products will be made in a timely manner or that pre–acquisition due diligence will identify all possible issues that might arise with respect to such products or the acquired business.

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

Our securities are thinly traded. Accordingly, it may be difficult to sell shares of our common stock without significantly depressing the value of the stock. Unless we are successful in developing continued investor interest in our stock, sales of our stock could continue to result in major fluctuations in the price of the stock.

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

We operate our California operations out of leased office space located at 4360 Viewridge Avenue, Suite C, San Diego, California. On May 15, 2018, we executed a 37-month lease agreement, which commenced on July 1, 2018. The agreement calls for us to make payments of $4,057 in base rent per month through July 31, 2021 subject to an annual 3% rent escalation. Future minimum lease payments under the operating leases for the facilities as of September 30, 2018, are as follows:

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

Fiscal Year Ended September 30, 2018
Quarter Ended	High $	Low $
September 30, 2018	6.80	1.50
June 30, 2018	1.51	0.90
March 31, 2018	1.00	0.80
December 31, 2017	2.63	1.00

Fiscal Year Ended September 30, 2017
Quarter Ended	High $	Low $
September 30, 2017	2.50	2.50
June 30, 2017	3.01	2.50
March 31, 2017	4.00	2.50
December 31, 2016	3.50	2.50

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

Holders of Our Common Stock

As of January 9, 2019, we had 282 holders of record of our common stock, with others in street name.

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

Recent Sales of Unregistered Securities

Common Stock

During the period commencing October 1, 2017 through September 30, 2018, the Company received $271,900 from 16 investors pursuant to private placement agreements with the investors to purchase 339,875 shares of the Company’s $0.001 par value common stock at a purchase price equal to $0.80 for each share of common stock.

In connection with the issuance of the March 23, 2018, Labrys Fund, LP Convertible Note, the Company issued to the Purchaser, as a commitment fee, 137,500 shares of its common stock (the “Returnable Shares”) as well as 100,000 shares of its common stock (the “Non-Returnable Shares”). The agreement was amended on June 29, 2018 and as a result the returnable shares were no longer returnable. Consequently, the fair value of the returnable shares of $218,626 was charged to interest expense. On September 19, 2018, all principal and accrued interest of $220,000 and $12,730, respectively was converted into 258,589 shares of the Company’s common stock. (See Note 8 to the audited financial statements for additional details.)

In connection with the issuance of a the Auctus Fund, LLC Convertible Note, the Company issued to Auctus, as a commitment fee, 137,500 shares of its common stock (the “Returnable Shares”) as well as 150,000 shares of its common stock (the “Non-Returnable Shares”). On September 21, 2018, all principal and accrued interest of $225,000 and $5,474, respectively was converted into 256,082 shares of the Company’s common stock. Subsequent to September 30, 2018, as a result of the conversion the 137,500 returnable shares were returned to the Company and cancelled. (See Note 8 to the audited financial statements for additional details.)

In connection with the issuance of a the EMA Financial, LLC Convertible Note, the Company issued to EMA, as a commitment fee, 137,500 shares of its common stock (the “Returnable Shares”) as well as 100,000 shares of its common stock (the “Non-Returnable Shares”). Subsequent to September 30, 2018, the Company repaid all obligations under the note. As a result of the repayment the returnable shares were returned to treasury and cancelled on January 8, 2019. (See Note 8 to the audited financial statements for additional details.)

On September 11, 2018, the Company entered into an agreement with Regal Consulting, LLC for investor relations services. Under this agreement the Company agreed to issue 30,000 shares of the Company’s common stock per month as compensation for services plus $20,000 per month in cash. As of September 30, 2018, the Company had issued 30,000 shares of its common stock in accordance with the agreement. Stock compensation of $55,100 was recorded as a result of the stock issued under the agreement.

Warrants Issued

On December 13, 2017, an investor exercised warrants to purchase 27,548 shares of the Company’s $0.001 par value common stock at a purchase price equal to $0.363 for each share of Common stock. The Company receive $10,000 as a result of this exercise.

On January 1, 2018, the Company issued warrants to purchase 100,000 shares of common stock at an exercise price of $0.80 per share to an advisor for business advisory services. The warrants were valued at $234,095 using the Black Scholes option pricing model based upon the following assumptions: term of 5 years, risk free interest rate of 2.01%, a dividend yield of 0% and volatility rate of 158%. The warrants vest evenly over the six-month service period ended September 30, 2018.

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

On June 15, 2018, the Company issued 116,600 5-year warrants exercisable at $0.80 to a lender in connection with a promissory note agreement. (See Note 7 to the audited financial statements for additional details.)

On July 23, 2018, an investor exercised 100,000 warrants to purchase shares of the Company’s $0.001 par value common stock at a purchase price equal to $0.363 for each share of Common stock. The investor elected to use the cashless exercise option and as a result the Company issued 72,414 shares of common stock.

On August 1, 2018, the Company issued 25,000 5-year warrants exercisable at $0.80 to a lender in connection with a promissory note agreement. (See Note 7 to the audited financial statements for additional details.)

On August 6, 2018, an investor exercised warrants to purchase 9,000 shares of the Company’s $0.001 par value common stock at a purchase price equal to $0.363 for each share of Common stock. The Company receive $3,267 as a result of this exercise.

On August 28, 2018, in connection with the Consulting agreement executed with Zero Positive, LLC Company issued warrants to purchase 900,000 shares of common stock at an exercise price of $0.80 per share to an Zero Positive. The warrants were valued at $2,607,096 using the Black Scholes option pricing model based upon the following assumptions: term of 10 years, risk free interest rate of 3.05%, a dividend yield of 0% and volatility rate of 191%. The warrants vest as follows: 300,000 warrants vested immediately, the balance vest evenly on the last day of each month over the forty-two months beginning August 31, 2018. As of September 30, 2018, 328,571 warrants had vested, and the Company recorded an expense of $951,797 during the year ended September 30, 2018. (See Note 10 to the audited financial statements for additional details.)

On September 20, 2018, the Company issued 25,000 5-year warrants exercisable at $0.80 to a lender in connection with a promissory note agreement. (See Note 7 to the audited financial statements for additional details.)

On September 21, 2018, the Company issued 25,000 5-year warrants exercisable at $0.80 to a lender in connection with a promissory note agreement. (See Note 7 to the audited financial statements for additional details.)

On September 28, 2018, an investor exercised warrants to purchase 15,000 shares of the Company’s $0.001 par value common stock at a purchase price equal to $0.363 for each share of Common stock. The Company receive $5,445 as a result of this exercise.

On September 28, 2018, an investor exercised warrants to purchase 6,000 shares of the Company’s $0.001 par value common stock at a purchase price equal to $0.363 for each share of Common stock. The Company receive $2,178 as a result of this exercise.

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

Equity Compensation Plans Not Approved by the Shareholders	Number of Securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of Securities remaining available for future issuance under equity compensation plans
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders
November 18, 2015(1)	180,000	$0.33	—
March 12, 2015(2)	3,000,000	$0.083	—
March 12, 2015(3)	180,000	$0.083	—
March 18, 2015(4)	285,000	$0.363	—
January 22, 2016(5)	450,000	$0.367	—
January 1, 2018(6)	100,000	$0.80	—
The Plan	319,206	$1.18	2,680,794
Total	4,514,206	$0.17	2,680,794

(1)	On November 4, 2014, we entered into a consulting agreement for grant writing services. Pursuant to this agreement the Company issued 180,000 shares of our $0.001 par value common stock valued at $0.33 per share or $60,000.

(2)	On March 12, 2015, we issued warrants to officers and members of the board of directors as compensation for services performed.

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

Results of Operations for the Year Ended September 30, 2018 and 2017

Revenues

We earned $578,635 in revenues during the year ended September 30, 2018, as compared with $447,963 in revenues for the year ended September 30, 2017.

Most of our revenue for the year ended September 30, 2018 was in the form of design, engineering and construction revenue from the CleanSpark side of our business. This income is the result of contracts to perform engineering design and construction services for distributed energy and microgrid systems. We hope to generate more significant revenue from customers through the sale and licensing of our Software platforms in the future. We hope to have more news on these efforts in future reports. However, we are unable to estimate with any degree of certainty the amount of future revenues, if any, from existing or future software contracts. Also, we do not anticipate earning significant revenues from our Gasifier business until such time that we have fully developed our technology and are able to market our products.

Gross Profit

Our cost of revenues were $390,774 for the year ended September 30, 2018 resulting in gross profit of $187,861, as compared with cost of revenues of $296,295 for the year ended September 30, 2017 resulting in gross profits of $151,668.

Our cost of revenues in 2018 was mainly the result of materials, subcontractors and direct labor expense.

Material expenses increased to $277,441 for the year ended September 30, 2018, from $121,982 for the year ended 2017. Our materials expense for the years ended September 30, 2018 and 2017 consisted mainly of the cost of solar panels and energy storage.

Direct labor decreased to $32,544 for the year ended September 30, 2018, from $119,607 for the year ended 2017. Our direct labor expenses for the year ended September 30, 2018 consisted mainly of allocated payroll costs of employees and consultants.

Subcontractor expenses increased to $79,517 for the year ended September 30, 2018, from $35,951 for the year ended 2017. Our subcontractor expenses for the year ended September 30, 2018 consisted mainly of fees charged by subcontractors for installation of solar panels and energy storage.

Operating Expenses

We had operating expenses of $7,263,792 for the year ended September 30, 2018, as compared with $13,529,885 for the year ended September 30, 2017.

Professional fees increased to $1,271,005 for the year ended September 30, 2018 from $1,016,934 for the same period ended September 30, 2017. Our professional fees expenses for the year ended September 30, 2018 consisted mainly of consulting fees of $564,612 paid to management of the Company, stock based compensation for consulting of $480,620, sales consulting of $50,019, legal fees of $28,910, investor relations consulting of $16,500, consulting for software and data science of $34,722 and audit and review fees of $45,639. Our professional fees expenses for the year ended September 30, 2017 was $1,016,934 which consisted mainly of consulting fees of $475,700 paid to management of the Company, stock based compensation for consulting of $118,880, sales consulting of $107,178, legal fees of $82,495, investor relations consulting of $79,218, consulting for software and engineering of $78,166 and audit and review fees of $36,615.

Payroll expenses increased to $1,579,197 for the year ended September 30, 2018 from $264,063 for the same period ended September 30, 2017. Our payroll expenses for the year ended September 30, 2018 consisted mainly of salary and wages expense of $557,576 and employee and officer stock based compensation of $1,021,621. Our payroll expenses for the year ended September 30, 2017 consisted mainly of salary and wages expense of $264,063.

General and administrative fees decreased to $279,679 for the year ended September 30, 2018 from $365,819 for the same period ended September 30, 2017. Our general and administrative expenses for the year ended September 30, 2018 consisted mainly of travel expenses of $46,364, rent expenses of $54,559 insurance expenses of $37,514, dues and subscriptions of $60,575 and bad debt expense of $11,100. Our general and administrative expenses for the year ended September 30, 2017 consisted mainly of travel expenses of $101,564, rent expenses of $49,556 insurance expenses of $50,952.

Product development expense increased to $1,375,650 for the year ended September 30, 2018 from $1,067,556 for the same period ended September 30, 2017. Our product development expenses for the year ended September 30, 2018 consisted mainly of amortization of capitalized software of $1,379,483. Our product development expenses for the year ended September 30, 2017 consisted mainly of amortization of capitalized software of $1,067,556.

Depreciation and amortization expense decreased to $854,981 for the year ended September 30, 2018 from $2,250,784 for the same period ended September 30, 2017.

Impairment expenses decreased to $1,896,090 for the year ended September 30, 2018 from $8,551,321 for the same period ended September 30, 2017.

Loss on disposal of assets expenses decreased to $0 for the year ended September 30, 2018 from $12,817 for the same period ended September 30, 2017.

Other Income/Expenses

We had other expenses of $39,930,234 for the year ended September 30, 2018, compared with other expenses of $120,309 for the year ended September 30, 2017. Our other expenses for the year ended September 30, 2018 consisted mainly of loss on settlement of debts of $41,092, loss on derivative liability of $38,964,688, and interest expense of $924,454. Our other expenses for the year ended September 30, 2017 consisted mainly of loss on settlement of debts of $117,414, and interest expense of $2,895.

Net Loss

Net loss for the year ended September 30, 2018 was $47,006,165 compared to net loss of $13,498,526 for the year ended September 30, 2017.

Liquidity and Capital Resources

As of September 30, 2018, we had total current assets of $548,380, consisting of cash, accounts receivable, costs in excess of billings and prepaid expenses and other current assets, and total assets in the amount of $17,555,662. Our total current liabilities as of September 30, 2018 were $1,349,587. We had a working capital deficit of $801,207 as of September 30, 2018.

Operating activities used $1,260,521 in cash for the year ended September 30, 2018, as compared with $1,361,865 for the same period ended September 30, 2017. Our net loss of $47,006,165 was the main component of our negative operating cash flow for the year ended September 30, 2018, offset mainly by impairment expense of $1,896,090, depreciation and amortization of $854,981, loss on derivative liability of $38,964,688, amortization of capitalized software of $1,379,483 and stock based compensation of $1,502,241. Our net loss of $13,498,526 was the main component of our negative operating cash flow for the year ended September 30, 2017, offset mainly by impairment expense of $8,551,321, amortization of capitalized software of $1,067,556 and depreciation and amortization of $2,250,784.

Cash flows used by investing activities during the year ended September 30, 2018 was $419,232, as compared with $126,320 for the year ended September 30, 2017. Our investment in the capitalized software of $396,090, purchase of fixed assets of $15,227 and the purchase of intangible assets of $7,915 were the main components of our negative investing cash flow for the year ended September 30, 2018. Our investment in capitalized software of $93,723 and the purchase of intangible assets of $28,919 were the main components of our negative investing cash flow for the year ended September 30, 2017.

Cash flows provided by financing activities during the year ended September 30, 2018 amounted to $2,035,402, as compared with $1,108,784 for the year ended September 30, 2017. Our positive cash flows from financing activities for the year ended September 30, 2018 consisted of $271,900 in proceeds from the sale of common stock, $672,500 in proceeds from promissory notes, $837,750 in proceeds from convertible notes and $382,790 from related party debts off-set by repayments of $101,143 on promissory notes and repayments of $73,333 on related party debts. Our positive cash flows from financing activities for the year ended September 30, 2017 consisted mainly of $880,000 in proceeds from the sale of common stock, $150,000 in proceeds from long term loans and $80,000 from related party debt.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. Additionally, the new guidance requires enhanced disclosures about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including revenue recognition policies to identify performance obligations, assets recognized from costs incurred to obtain and fulfill a contract, and significant judgments in measurement and recognition.

In July 2015, the FASB made a decision to defer the effective date of the new standard for one year and permit early adoption as of the original effective date.  The new standard will be effective for the Company as of October 1, 2018. The Company has evaluated the impact of the adoption of this standard on its revenue recognition policy and does not believe it will have a material impact on its financial statements.

The Company has evaluated all other recent accounting pronouncements, and believes that none of them will have a material effect on the Company's financial position, results of operations or cash flows.

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

Our accounting policies are discussed in detail in the footnotes to our financial statements included in this Annual Report on Form 10-K for the year ended September 30, 2018, however we consider our critical accounting policies to be those related to revenue recognition, long-lived assets, accounts receivable, fair value of financial instruments, cash and cash equivalents, accounts receivable, warranty liability and stock-based compensation.

Off Balance Sheet Arrangements

As of September 30, 2018, there were no off balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Consolidated Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm - 2018
F-2	Report of Independent Registered Public Accounting Firm - 2017
F-3	Consolidated Balance Sheets as of September 30, 2018 and 2017;
F-4	Consolidated Statements of Operations for the years ended September 30, 2018 and 2017;
F-5	Consolidated Statements of Stockholders’ Equity
F-6	Consolidated Statements of Cash Flows for the years ended September 30, 2018 and 2017;
F-7	Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

CleanSpark, Inc.

Bountiful, Utah

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of CleanSpark, Inc. and its subsidiaries (collectively, the “Company”) as of September 30, 2018, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2018, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2018.

Houston, Texas

January 15, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Cleanspark, Inc.

We have audited the accompanying balance sheet of Cleanspark, Inc. as of September 30, 2017 the related statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended. Cleanspark, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cleanspark, Inc. as of September 30, 2017, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ AMC Auditing

AMC Auditing

Las Vegas, Nevada

January 15, 2018

CLEANSPARK, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2018	September 30, 2017
ASSETS
Current assets
Cash	$412,777	$57,128
Accounts receivable	34,141	41,947
Cost in excess of billings	52,439	—
Prepaid expense and other current assets	49,023	29,556
Total current assets	548,380	128,631

Fixed assets, net	86,731	125,441
Capitalized Software, net	8,786,226	9,709,444
Intangible assets, net	3,214,467	5,903,686
Goodwill	4,919,858	4,919,858
Deposits	—	5,742

Total assets	$17,555,662	$20,792,802

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$131,724	$143,225
Convertible notes, net of unamortized discounts	69,121	—
Customer deposits	—	16,000
Due to related parties	308,373	61,021
Loans from related parties	382,790	73,333
Loans payable, net of unamortized discounts	457,579	7,712
Total current liabilities	1,349,587	301,291

Long- term liabilities
Loans payable	150,000	150,000

Total liabilities	1,499,587	451,291

Stockholders' equity
Common stock; $0.001 par value; 100,000,000 shares authorized; 36,116,447 and 33,409,471 shares issued and outstanding as of September 30, 2018 and September 30, 2017, respectively	36,116	33,409
Preferred stock; $0.001 par value; 10,000,000 shares authorized; 1,000,000 and 1,000,000 shares issued and outstanding as of September 30, 2018 and September 30, 2017, respectively	1,000	1,000
Additional paid-in capital	82,958,490	40,240,468
Accumulated earnings (deficit)	(66,939,531)	(19,933,366)
Total stockholders' equity	16,056,075	20,341,511

Total liabilities and stockholders' equity	$17,555,662	$20,792,802

The accompanying notes are an integral part of these financial statements.

CLEANSPARK, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	September 30, 2018	September 30, 2017

Revenues, net	$578,635	$447,963

Cost of revenues	390,774	296,295

Gross profit	187,861	151,668

Operating expenses
Professional fees	1,271,005	1,016,934
Payroll expenses	1,579,197	264,063
Product development	1,375,650	1,067,556
Research and development	7,190	591
General and administrative expenses	279,679	365,819
Loss on disposal of assets	—	12,817
Impairment expense	1,896,090	8,551,321
Depreciation and amortization	854,981	2,250,784
Total operating expenses	7,263,792	13,529,885

Loss from operations	(7,075,931)	(13,378,217)

Other income (expense)
Loss on settlement of debt	(41,092)	(117,414)
Loss on derivative liability	(38,964,688)	—
Interest expense	(924,454)	(2,895)
Total other income (expense)	(39,930,234)	(120,309)

Net loss	$(47,006,165)	$(13,498,526)

Basic loss per common share	$(1.36)	$(0.42)

Basic weighted average common shares outstanding	34,517,986	32,182,107

The accompanying notes are an integral part of these financial statements.

CLEANSPARK, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balance, September 30, 2016	1,000,000	$1,000	27,834,415	$27,834	$39,068,127	$(6,434,840)	$32,662,121

Shares issued for services	—	—	—	—	—	—	—
Options and warrants issued for services	—	—	—	—	16,666	—	16,666
Shares issued upon exercise of warrants	—	—	4,399,056	4,399	(4,399)	—	—
Shares issued for direct investment	—	—	1,101,000	1,101	878,899	—	880,000
Shares issued for settlement of debt	—	—	50,000	50	212,450	—	212,500
Shares and warrants issued to acquire assets	—	—	—	—	—	—	—
Preferred Shares issued for services	—	—	25,000	25	68,725	—	68,750
Net loss	—	—	—	—	—	(13,498,526)	(13,498,526)
Balance, September 30, 2017	1,000,000	1,000	33,409,471	33,409	40,240,468	(19,933,366)	20,341,511

Shares issued for services	—	—	30,000	30	55,070	—	55,100
Options and warrants issued for services	—	—	—	—	1,507,418	—	1,507,418
Shares issued upon exercise of warrants	—	—	718,290	718	44,220	—	44,938
Commitment and returnable shares issued with debt	—	—	762,500	763	547,765	—	548,528
Shares issued for direct investment	—	—	339,875	340	271,560	—	271,900
Shares issued for settlement of debt	—	—	514,671	514	462,690	—	463,204
Fair value of tainted warrants reclassified to derivative liability	—	—	—	—	(12,537,117)	—	(12,537,117)
Resolution of derivative liability	—	—	—	—	52,291,024	—	52,291,024
Shares issued to escrow as collateral	—	—	300,000	300	(300)	—	—
Shares issued as settlement of accounts payable	—	—	41,640	42	75,692	—	75,734
Net loss	—	—	—	—	—	(47,006,165)	(47,006,165)
Balance, September 30, 2018	1,000,000	$1,000	36,116,447	$36,116	$82,958,490	$(66,939,531)	$16,056,075

The accompanying notes are an integral part of these financial statements.

 CLEANSPARK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	September 30, 2018	September 30, 2017
Cash Flows from Operating Activities
Net loss	$(47,006,165)	$(13,498,526)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of fixed assets	—	12,817
Stock based compensation	1,502,343	135,546
Impairment expense	1,896,090	8,551,321
Commitment shares issued with debt	218,626	—
Depreciation and amortization	854,981	2,250,784
Amortization of capitalized software	1,379,483	1,067,556
Loss on derivative liability	38,964,688	—
Loss on settlement of debt	41,092	117,414
Amortization of debt discount	638,090	—
Changes in assets and liabilities
(Increase) decrease in prepaid expenses and other current assets	12,983	(21,964)
(Increase) decrease in deposits	5,742	(5,153)
Increase in costs in excess of billings	(52,439)	—
Decrease in accounts receivable	7,806	15,148
Increase (decrease) in customer deposits	(16,000)	16,000
Increase in accounts payable	44,807	144
Increase (decrease) in due to related parties	247,352	(2,952)
Net cash used in operating activities	(1,260,521)	(1,361,865)

Cash Flows from investing
Purchase of intangible assets	(7,915)	(28,919)
Purchase of fixed assets	(15,227)	(5,112)
Investment in microgrid assets	—	(5,566)
Investment in capitalized software	(396,090)	(93,723)
Cash received on sale of assets	—	7,000
Net cash used in investing activities	(419,232)	(126,320)

Cash Flows from Financing Activities
Payments on promissory notes	(101,143)	(20,255)
Proceeds from promissory notes	672,500	25,706
Proceeds from related part debts	382,790	80,000
Payments on related party debts	(73,333)	(6,667)
Proceeds from convertible debt, net of issuance costs	837,750	—
Proceeds from exercise of warrants	44,938	—
Proceeds from long term loans	—	150,000
Proceeds from issuance of common stock	271,900	880,000
Net cash from financing activities	2,035,402	1,108,784

Net increase (decrease) in Cash	355,649	(379,401)

Beginning cash balance	57,128	436,529

Ending cash balance	$412,777	$57,128

Supplemental disclosure of cash flow information
Cash paid for interest	$106,970	$1,629
Cash paid for tax	$—	$—

Non-Cash investing and financing transactions
Cashless exercise of options	$460	$4,399
Stock issued to settle accounts payable	$75,734	$212,500
Shares issued on conversion of debt and interest	$463,204	$—
Financing of prepaid insurance	$32,450	$—
Debt discount on convertible debt	$837,750	$—
Debt discount on promissory notes	$281,373	$—
Shares issued and held in escrow as collateral	$300	$—
Recognition of derivative liability due to tainted equity instruments	$12,537,117	$—
Resolution of derivative liability reclassified to additional paid in capital	$52,291,024	$—
Option expense capitalized as software development costs	$60,175	$—

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

On March 25, 2014, we began operations in the alternative energy sector.

In December 2014, the Company changed its name to Stratean Inc. through a short-form merger in order to better reflect the new business plan.

On July 1, 2016, the Company entered into an Asset Purchase Agreement, as amended (the “Purchase Agreement”), with CleanSpark Holdings LLC, CleanSpark LLC, CleanSpark Technologies LLC and Specialized Energy Solutions, Inc. (together, the “Seller”). Pursuant to the Purchase Agreement, the Company acquired CleanSpark, LLC and all the assets related to the Seller and its line of business and assumed $200,000 in liabilities.

In October 2016, the Company changed its name to CleanSpark, Inc. through a short-form merger in order to better reflect the brand identity.

Line of Business

Through the acquisition of CleanSpark, LLC, the Company provides microgrid solutions to military, commercial and residential properties.

The services offered consist of turn-key microgrid implementation services, microgrid design and engineering, project development consulting services and solar photovoltaic installation and consulting. The work is performed under fixed price bid contracts and negotiated price contracts. The Company performed all of its work in California during the year ended September 30, 2018.

2. SUMMARY OF SIGNIFICANT POLICIES

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

Basis of Presentation

The Company has incurred losses for the past several years while developing infrastructure and its software platforms. As shown in the accompanying audited consolidated financial statements, the Company incurred net losses of $47,006,165 and $13,498,526 during the years ended September 30, 2018 and September 30, 2017, respectively. Additionally, as of September 30, 2018, the Company had a working capital deficit of approximately $801,207. In response to these conditions, subsequent to September 30, 2018 we have raised additional capital through the sale of debt and equity securities pursuant to a registration statement on Form S-3. (See Note 17 for additional details.)

The Company’s independent registered public accounting firm expressed in its report on the Company’s financial statements for the year ended September 30, 2017 a substantial doubt about the Company’s ability to continue as a going concern. Based on management’s plans and the capital raised subsequent to the year ended September 30, 2018, that substantial doubt has been alleviated.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of CleanSpark, Inc., and its wholly owned operating subsidiaries, CleanSpark, LLC, CleanSpark, II, LLC and CleanSpark Acquisition, Inc. All material intercompany transactions have been eliminated upon consolidation of these entities.

Use of estimates – The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include estimates used to review the Company’s goodwill impairment, impairments and estimations of long-lived assets, revenue recognition on percentage of completion type contracts, allowances for uncollectible accounts, derivative instruments valuation, and the valuations of non-cash capital stock issuances. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition –The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” and No. 104, “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed, or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured. For the years ended September 30, 2018 and 2017, the Company reported revenues of $578,635 and $447,963, respectively.

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

The Asset, “Costs in excess of billings”, represents revenues recognized in excess of amounts billed on contracts in progress. The Liability, “Billings in excess of costs”, represents billings in excess of revenues recognized on contracts in progress. At September 30, 2018 and September 30, 2017, the costs in excess of billings balance were $52,439 and $0, and the billings in excess of costs balance were $0 and $0, respectively.

Accounts receivables are recorded on contracts for amounts currently due based upon progress billings, as well as retention, which are collectible upon completion of the contracts.  Accounts payable to material suppliers and subcontractors are recorded for amounts currently due based upon work completed or materials received, as are retention due subcontractors, which are payable upon completion of the contract.  General and administrative expenses are charged to operations as incurred and are not allocated to contract costs. Retention receivable is the amount withheld by a customer until a contract is completed. Retention receivables of $17,751 and $0 were included in the balance of trade accounts receivable as of September 30, 2018 and September 30, 2017, respectively.

Accounts Receivable – Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms. The Company performs ongoing credit evaluation of its customers and management closely monitors outstanding receivables based on factors surrounding the credit risk of specific customers, historical trends, and other information. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded. Accounts receivable are presented net of an allowance for doubtful accounts of $0 and $0 at September 30, 2018, and September 30, 2017, respectively.

Cash and cash equivalents – For purposes of the statements of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. There was $412,777 and $57,128 in cash and no cash equivalents as of September 30, 2018 and September 30, 2017, respectively.

Concentration Risk

At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of FDIC limits. As of September 30, 2018, the cash balance in excess of the FDIC limits was $149,429. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in these accounts. The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue. (See Note 17 for details.)

Warranty Liability – The Company establishes warranty liability reserves to provide for estimated future expenses as a result of installation and product defects, product recalls and litigation incidental to the Company’s business.  Liability estimates are determined based on management’s judgment, considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, consultations with third party experts such as engineers, and discussions with the Company’s general counsel and outside counsel retained to handle specific product liability cases.  The Company’s manufacturers and service providers currently provide substantial warranties between ten to twenty-five years with full reimbursement to replace and install replacement parts.  Warranty costs and associated liabilities for the years ended September 30, 2018 and 2017 were $0 and $0, respectively.

Stock-based compensation – The Company follows the guidelines in FASB Codification Topic ASC 718-10 “Compensation-Stock Compensation,” which requires companies to measure the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period. The Company accounts for non-employee share-based awards in accordance with FASB ASC 505-50 under which the awards are valued at the earlier of a commitment date or upon completion of the services, based on the fair value of the equity instruments, and are recognized as expense over the service period. On June 9, 2017, the Company implemented an employee stock-based compensation plan and since inception of the plan has issued 319,206 options to purchase shares of the Company’s common stock under this plan as of September 30, 2018. The options are exercisable between $0.80 to $3.45 per share. The Company may issue compensatory shares for services including, but not limited to, executive, management, accounting, operations, corporate communication, financial and administrative consulting services.

Earnings (loss) per share – The Company reports earnings (loss) per share in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 260-10 “Earnings Per Share,” which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. As of September 30, 2018, there are 9,461,102 shares issuable upon exercise of outstanding options, warrants and convertible debt which have been excluded as anti-dilutive.

Long-lived Assets – In accordance with the Financial Accounting Standards Board ("FASB") Accounts Standard Codification (ASC) ASC 360-10, "Property, Plant and Equipment," the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value. During the years ended September 30, 2018 and 2017 the Company recorded an impairment expense of $1,896,090 related to a patent and client lists acquired in 2016 which the Company does not anticipate utilizing in future periods and $8,551,321 related to impairment of software, microgrid and gasification assets, respectively.

Intangible Assets and Goodwill – The Company accounts for business combinations under the acquisition method of accounting in accordance with ASC 805, “Business Combinations,” where the total purchase price is allocated to the tangible and identified intangible assets acquired and liabilities assumed based on their estimated fair values. The purchase price is allocated using the information currently available, and may be adjusted, up to one year from acquisition date, after obtaining more information regarding, among other things, asset valuations, liabilities assumed and revisions to preliminary estimates. The purchase price in excess of the fair value of the tangible and identified intangible assets acquired less liabilities assumed is recognized as goodwill.

The Company reviews its indefinite lived intangibles and goodwill for impairment annually or whenever events or circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable. In accordance with its policies, the Company performed an assessment of indefinite lived intangibles and goodwill and determined there was no impairment for the years ended September 30, 2018 and 2017.

Software Development Costs– The Company capitalizes software development costs under guidance of ASC 985-20 “Costs of Software to be Sold, Leased or Marketed”. Software development costs include payments made to independent software developers under development agreements, as well as direct costs incurred for internally developed products. Software development costs are capitalized once the technological feasibility of a product is established and such costs are determined to be recoverable. Technological feasibility of a product requires both technical design documentation and infrastructure design documentation, or the completed and tested product design and a working model. Significant management judgments and estimates are utilized in the assessment of when technological feasibility is established, and the evaluation is performed on a product-by-product basis. For products where proven technology exists, such as mPulse 2.0 and mVSO 2.0 this may occur early in the development cycle. Prior to a product's release, if and when we believe capitalized costs are not recoverable, we expense the amounts as part of "Product development." Capitalized costs for products that are cancelled or are expected to be abandoned are charged to "Product development" in the period of cancellation. Amounts related to software development which are not capitalized are charged immediately to "Product development."

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

Reclassifications – Certain prior year amounts have been reclassified for consistency with the current year presentation. On the Company’s consolidated balance sheet as of September 30, 2017 $4,020,269, net of $333,139 in accumulated depreciation has been reclassified from Flexpower system assets to intangible assets. This amount was associated with engineering and trade secrets. Flexpower assets have been reclassified as capitalized software to more clearly reflect the nature of the assets. In addition, $1,067,556 in amortization and depreciation expense related to the capitalized software has been reclassified to product development expense for the year ended September 30, 2017. These reclassifications had no effect on the reported results of operations or net assets of the Company.

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

Recently issued accounting pronouncements -

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. Additionally, the new guidance requires enhanced disclosures about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including revenue recognition policies to identify performance obligations, assets recognized from costs incurred to obtain and fulfill a contract, and significant judgments in measurement and recognition.

In July 2015, the FASB made a decision to defer the effective date of the new standard for one year and permit early adoption as of the original effective date.  The new standard will be effective for the Company as of October 1, 2018. The Company has evaluated the impact of the adoption of this standard on its revenue recognition policy and does not believe it will have a material impact on its financial statements.

The Company has evaluated all other recent accounting pronouncements, and believes that none of them will have a material effect on the Company's financial position, results of operations or cash flows.

3. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

The Asset, “Costs in excess of billings”, represents revenues recognized in excess of amounts billed on contracts in progress. The Liability, “Billings in excess of costs”, represents billings in excess of revenues recognized on contracts in progress. At September 30, 2018 and September 30, 2017, the costs in excess of billings balance were $52,439 and $0, and the billings in excess of costs balance were $0 and $0, respectively.

The following is a summary of the costs and estimated earnings on contracts as of September 30, 2018. There were no open percentage-of-completion method contracts as of September 30, 2017.

Year ended September 30, 2018
Costs incurred on contracts	$292,990
Estimated earnings	114,471
407,461

Less billings to date	(355,022)
Total	52,439

Costs and estimated earnings in excess of billings	52,439
Billings in excess of costs and estimated earnings	—
Total	$52,439

All contracts open as of September 30, 2018 are expected to be completed in the fiscal year ending September 30, 2019.

4.    CAPITALIZED SOFTWARE

Capitalized software consists of the following as of September 30, 2018 and September 30, 2017:

	September 30, 2018	September 30, 2017
mVSO software	$4,708,203	$4,663,513
MPulse software	6,334,772	5,923,197
Less: accumulated amortization	(2,256,749)	(877,266)
Capitalized Software, net	$8,786,226	$9,709,444

In accordance with ASC 985-20 the Company capitalized $456,265 in software development costs (including capitalized stock compensation cost of $60,175) related to the enhancements created for our mPulse and mVSO 2.0 platforms during the year ended September 30, 2018.

Capitalized software amortization recorded as product development expense for the years ended September 30, 2018 and 2017 was $1,379,483 and $1,067,556, respectively.

During the year ended September 30, 2017, the Company recorded an impairment of $5,039,078 related directly to components of our original software that were replaced.

5.    INTANGIBLE ASSETS

Intangible assets consist of the following as of September 30, 2018 and September 30, 2017:

	September 30, 2018	September 30, 2017
Patents	$71,962	$89,473
Websites	16,482	14,532
Brand and Client lists	—	2,497,472
Trademarks	5,928	5,928
Engineering trade secrets	4,020,269	4,020,269
Software	26,990	26,990
Less: accumulated amortization	(927,164)	(750,978)
Intangible assets, net	$3,214,467	$5,903,686

Amortization expense for the years ended September 30, 2018 and 2017 was $802,287 and $675,379, respectively.

During the years ended September 30, 2018 and 2017 the Company recorded an impairment of $1,894,847 and $0, respectively.

6. FIXED ASSETS

Fixed assets consist of the following as of September 30, 2018 and September 30, 2017:

	September 30, 2018	September 30, 2017
Machinery and equipment	$130,191	$133,061
Furniture and fixtures	54,251	74,393
Total	184,442	207,454
Less: accumulated depreciation	(97,711)	(82,013)
Fixed assets, net	$86,731	$125,441

Depreciation expense for the years ended September 30, 2018 and 2017 was $52,694 and $102,054, respectively.

In 2017, the Company also recorded additional depreciation expense of $1,601,936 related to microgrid assets, which were impaired in the year ended September 30, 2017.

During the years ended September 30, 2018 and 2017 the Company recorded an impairment of fixed assets of $1,243 and $3,512,243, respectively.

7. LOANS

Long term

	September 30, 2018	September 30, 2017
Long-term loans payable consist of the following:

Promissory notes	$150,000	$150,000

Total	$150,000	$150,000

On November 11, 2017, the Company executed a 10% secured promissory note with a face value of $100,000 with an investor. Under the terms of the promissory note the Company received $100,000 and agreed to make monthly interest payments and repay the note principal 24 months from the date of issuance. The note is secured by 100,000 shares which would be issued to the note holder only in the case of an uncured default. As of September 30, 2018, the Company owed $100,000 in principal and $822 in accrued interest under the terms of the agreement and recorded interest expense of $6,411 for the year ended September 30, 2018.

On December 5, 2017, the Company executed a 9% secured promissory note with a face value of $50,000 with an investor. Under the terms of the promissory note the Company received $50,000 and agreed to make monthly interest payments and repay the note principal 24 months from the date of issuance. The note is secured by 50,000 shares which would be issued to the note holder only in the case of an uncured default. As of September 30, 2018, The Company owed $50,000 in principal and $370 in accrued interest under the terms of the agreement and recorded interest expense of $2,552 for the year ended September 30, 2018.

Current

	September 30, 2018	September 30, 2017
Current loans payable consist of the following:

Promissory notes	$628,951	$—
Insurance financing loans	10,257	7,712
Unamortized debt discount	(181,629)	—

Total, net of unamortized discount	$457,579	$7,712

Promissory Notes

On September 5, 2017, the Company executed a 9% secured promissory note with a face value of $150,000 with an investor. Under the terms of the promissory note, the Company received $150,000 and agreed to make monthly interest payments and repay the note principal 24 months from the date of issuance. The note is secured by 150,000 shares which are held in escrow and would be issued to the note holder only in the case of an uncured default. As of September 30, 2018, the Company owed $150,000 in principal and $0 in accrued interest under the terms of the agreement and recorded interest expense of $13,500 during the year ended September 30, 2018.

On October 6, 2017, the Company executed an unsecured variable interest rate promissory note with a maximum interest rate of 58.3% and a face value of $45,000 with a financial institution. Under the terms of the promissory note the Company received $45,000 and agreed to repay the note evenly over 12 months. As of September 30, 2018, the Company owed $3,750 in principal and $450 in accrued interest under the terms of the agreement and recorded interest expense of $14,175 during the year ended September 30, 2018. The Company repaid all principal and outstanding interest on October 1, 2018.

On November 20, 2017, the Company executed a 10% unsecured promissory note with a face value of $80,000 with an investor. Under the terms of the promissory note the Company received $80,000 and agreed to make monthly interest payments and repay the note principal 12 months from the date of issuance. As of September 30, 2018, the Company owed $80,000 in principal and $0 in accrued interest under the terms of the agreement and recorded interest expense of $6,882 during the year ended September 30, 2018. On November 21, 2018, the investor extended the maturity date to December 31, 2018. The Company repaid all principal and outstanding interest on December 31, 2018.

On January 12, 2018, the Company executed an unsecured variable interest rate promissory note with a maximum interest rate of 58.5% and a face value of $18,400 with a financial institution. Under the terms of the promissory note the Company received $18,400 and agreed to repay the note and interest evenly over 12 months. As of September 30, 2018, the Company owed $6,133 in principal and $184 in accrued interest under the terms of the agreement and recorded interest expense of $5,520 during the year ended September 30, 2018. The Company repaid all principal and outstanding interest on October 1, 2018.

On February 27, 2018, we entered into an unsecured promissory note pursuant to which we borrowed $125,000. The note carries an original issue discount of 5.6% ($7,000). Interest under the promissory note was 10% per annum. Under the terms of the promissory note the Company agreed to make interest and principal payments equal to $2,500 or greater on a monthly basis. All unpaid balances under the note were due in full on August 1, 2018. The note was settled in full on August 1, 2018 through the issuance of a new promissory note. The Company recorded interest expense of $5,453 during the year ended September 30, 2018. The aggregate original issued issue discount has been accreted and charged to interest expenses as a financing expense in the amount of $7,000 during the year ended September 30, 2018.

On May 22, 2018, the Company executed an unsecured variable interest rate promissory note with a maximum interest rate of 51.0% and a face value of $24,500 with a financial institution. Under the terms of the promissory note the Company received $24,500 and agreed to repay the note and interest evenly over 12 months. As of September 30, 2018, the Company owed $18,375 in principal and $1,960 in accrued interest under the terms of the agreement and recorded interest expense of $4,900 during the year ended September 30, 2018. The Company repaid all principal and outstanding interest on October 1, 2018.

On June 15, 2018, we entered into a 10% secured promissory note with a face value of $116,600 pursuant to which we received $110,000, net of an original issue discount of 6% ($6,600). The Company also issued 116,600 5-year warrants exercisable at $0.80 in connection with issuance of the promissory note. Under the terms of the promissory note the Company agreed to make monthly interest payments and repay the note principal on December 15, 2018. The note is secured by the Company’s accounts receivable. As of September 30, 2018, the Company owed $116,600 in principal and $0 in accrued interest under the terms of the agreement and recorded interest expense of $3,418 during the year ended September 30, 2018. The Company has determined the value associated with the warrants issued in connection with the note to be $110,000 which has been recorded as a debt discount. The aggregate original issue discount, and debt discount related to the warrants have been accreted and charged to interest expenses as a financing expense in the amount of $68,176 for the year ended September 30, 2018. The unamortized discount as of September 30, 2018 amounted to $48,424. The Company repaid all principal and outstanding interest on January 2, 2019.

On August 1, 2018, we entered into a 10% secured promissory note with a face value of $130,625 pursuant to which we received $125,000, net of an original issue discount of 4.5% ($5,625). The Company also issued 25,000 5-year warrants exercisable at $0.80 in connection with purchase of the promissory note. The proceeds of the note were used to settle in full a note issued on February 27, 2018. Under the terms of the promissory note the Company agreed to make monthly interest only payments and repay the note principal on November 30, 2018. The note is secured by the Company’s accounts receivable. As of September 30, 2018, the Company owed $127,748 in principal and $0 in accrued interest under the terms of the agreement and recorded interest expense of $2,171 during the year ended September 30, 2018. The Company has determined the value associated with the warrants issued in connection with the note to be $71,373 which has been recorded as a debt discount. The aggregate original issue discount, and debt discount related to the warrants have been accreted and charged to interest expenses as a financing expense in the amount of $38,499 the year ended September 30, 2018. The unamortized discount as of September 30, 2018 amounted to $38,499. The Company repaid all principal and outstanding interest on January 2, 2019.

On August 14, 2018, the Company executed an unsecured variable interest rate promissory note with a maximum interest rate of 58.57% and a face value of $19,600 with a financial institution. Under the terms of the promissory note the Company received $19,600 and agreed to repay the note and interest evenly over 12 months. As of September 30, 2018, the Company owed $17,967 in principal and $784 in accrued interest under the terms of the agreement and recorded interest expense of $1,568 during the year ended September 30, 2018. The Company repaid all principal and outstanding interest on October 1, 2018.

On September 20, 2018, the Company executed a 10% unsecured promissory note with a face value of $52,500 with an investor, net of an original issue discount of 5% ($2,500). Under the terms of the promissory note the Company received $50,000 and agreed to repay the note principal and all accrued interest on December 31, 2018. The Company also issued 25,000 5-year warrants exercisable at $0.80 in connection with purchase of the promissory note. As of September 30, 2018, the Company owed $50,000 in principal and $144 in accrued interest under the terms of the agreement and recorded interest expense of $144 during the year ended September 30, 2018. The Company has determined the value associated with the warrants issued in connection with the notes to be $50,000 which has been recorded as a debt discount. The aggregate original issue discount, and debt discount related to the warrants have been accreted and charged to interest expenses as a financing expense in the amount of $5,147 the year ended September 30, 2018. The unamortized discount as of September 30, 2018 amounted to $47,353. The Company repaid all principal and outstanding interest on December 31, 2018

On September 21, 2018, the Company executed a 10% unsecured promissory note with a face value of $52,500 with an investor, the note included an original issue discount of 5% ($2,500). Under the terms of the promissory note the Company received $50,000 and agreed to repay the note principal and all accrued interest on December 31, 2018. The Company also issued 25,000 5-year warrants exercisable at $0.80 in connection with purchase of the promissory note. As of September 30, 2018, the Company owed $50,000 in principal and $144 in accrued interest under the terms of the agreement and recorded interest expense of $144 during the year ended September 30, 2018. The Company has determined the value associated with the warrants issued in connection with the notes to be $50,000 which has been recorded as a debt discount. The aggregate original issue discount, and debt discount related to the warrants have been accreted and charged to interest expenses as a financing expense in the amount of $5,147 the year ended September 30, 2018. The unamortized discount as of September 30, 2018 amounted to $47,353. The Company repaid all principal and outstanding interest on December 31, 2018.

Insurance financing loans

In February 2018, the Company executed two unsecured 6.1% installment loans with a total face value of $35,089 with a financial institutional to finance its insurance policies. Under the terms of the installment notes the Company received $35,089 and agreed to make equal payments and repay the notes’ principal 10 months from their dates of issuance. As of September 30, 2018, the Company owed $10,257 in principal and $0 in accrued interest under the terms of the agreement. The Company repaid all principal and outstanding interest on December 1, 2018.

8. CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable consists of the following:	September 30, 2018

Labrys Fund, LP – March 23, 2018 Promissory Note Funding

On March 23, 2018, we entered into a master convertible promissory note pursuant to which we could borrow up to $500,000.

On March 23, 2018 the Company borrowed $200,000, less debt issuance costs of $15,750. The note carries an original issue discount of 10% ($20,000). Interest under the convertible promissory note is 12% per annum, and the principal and all accrued but unpaid interest is due on September 23, 2018. The Lender also received 237,500 commitment shares at execution as an inducement for entering into the agreement. The Company also incurred $15,750 of debt issuance costs on the note which was recorded as a debt discount.

The note was convertible at any date after the issuance date at the noteholder’s option into shares of our common stock at a variable conversion price, The Conversion price equals the lesser of (1) 70% multiplied by the lowest "Trading Price" during the previous 20 Trading Day period ending on the latest complete Trading Day prior to the date of this Note and (2) 70% multiplied by the lowest "Trading Price" for the Common Stock during the 20 Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. The "Trading Price" as defined by the agreement is the lesser of: (a) the lowest trade price on the OTC Pink, OTCQB, or applicable trading market (the “OTC Market”) as reported by a reliable reporting service (“Reporting Service”) designated by the Holder and (b) the lowest closing bid price on the OTC Market as reported by a Reporting Service designated by the Holder.

The Company recorded a debt discount in the amount of $85,348 in connection with the commitment shares and $98,902 in connection with the initial valuation of the derivative liability related to the embedded conversion option of the note to be amortized utilizing the effective interest method of accretion over the term of the note.

On September 19, 2018, all principal and accrued interest of $220,000 and $12,730, respectively was converted into 258,589 shares of the Company’s common stock.

The aggregate debt discount have been accreted and charged to interest expenses as a financing expense in the amount of $220,000 during the year ended September 30, 2018, respectively.

—

Total, net of unamortized discount	$—

Auctus Fund, LLC – July 2, 2018 Promissory Note Funding

On July 2, 2018 the Company entered into a Securities Purchase Agreement with Auctus Fund, LLC (“Auctus”), which was later amended on July 6, 2018, pursuant to which the Company issued to Auctus a Master Convertible Promissory Note (“Note”) pursuant to which the Company could borrow up to $500,000. The Company also incurred $11,900 of debt issuance costs on the note which was recorded as a debt discount.

On July 11, Auctus paid $225,000 less $26,000 in legal and due diligence fees. The Note has a maturity date of six months for each tranche funded and the Company has agreed to pay interest on the unpaid principal balance of the Note at the rate of twelve percent (12%) per annum from the date on which the Note is issued (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company has the right to prepay the Note, provided it makes a payment to Auctus as set forth in the Note within 180 days of its Issue Date.

In connection with the issuance of the Note, the Company issued to Auctus, as a commitment fee, 137,500 shares of its common stock (the “Returnable Shares”) as well as 150,000 shares of its common stock (the “Non-Returnable Shares”), as further provided in the Note. The Returnable Shares shall be returned to the Company’s treasury if the Note is fully repaid and satisfied prior to the date, which is one hundred eighty (180) days following the Issue Date, subject further to the terms and conditions of the Note.

The Note is convertible at any date after the issuance date at the noteholder’s option into shares of our common stock at a variable conversion price of 70% of the lowest closing market price of our common stock during the previous 20 days to the date of the notice of conversion, subject to adjustment in the case of default.

The Note contains certain covenants, such as restrictions on: (i) distributions on capital stock, (ii) stock repurchases, (iii) certain loans, (iii) sales and the transfer of assets, and (iv) participation in 3(a)(10) transactions. The Note also contains certain anti-dilution provisions that apply in connection with any stock split, stock dividend, stock combination, recapitalization or similar transactions. In addition, subject to limited exceptions, Auctus will not have the right to convert any portion of the Note if Auctus, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to its conversion.

The Company recorded a debt discount in the amount of $130,829 in connection with the Non-returnable shares and $56,271 in connection with the initial valuation of the derivative liability related to the embedded conversion option of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note.

On September 21, 2018, all principal and accrued interest of $225,000 and $5,474, respectively was converted into 256,082 shares of the Company’s common stock.

The aggregate debt discount have been accreted and charged to interest expenses as a financing expense in the amount of $225,000 during the year ended September 30, 2018.

—

Total, net of unamortized discount	$—

EMA Financial, LLC – August 21, 2018 Promissory Note Funding

On August 21, 2018 we entered into a Securities Purchase Agreement with EMA Financial, LLC, (“EMA”), pursuant to which we issued and sold to EMA a convertible promissory note, dated August 21, 2018 in the principal amount of $225,000 (the “Note”). The Note is due six months from the date of issuance and bears interest at the rate of 12% per annum. The Company received $199,000 from the investment less fees and debt issuance costs of $26,000 which was recorded as a debt discount.

In connection with the issuance of the Note, the Company issued to EMA, as a commitment fee, 137,500 shares of its common stock (the “Returnable Shares”) as well as 100,000 shares of its common stock (the “Non-Returnable Shares”), as further provided in the Note. The Returnable Shares shall be returned to the Company’s treasury if the Note is fully repaid and satisfied prior to the date, which is one hundred eighty (180) days following August 21, 2018, subject further to the terms and conditions of the Note.

The Note as amended on September 27, 2018, is convertible at any date after the issuance date at the noteholder’s option into shares of our common stock at a variable conversion price, equal to the lesser of (i) 70% of the lowest trading price during the previous 20 days and ending on the latest trading date prior to the date of the Note, or (ii) a 70% of the lowest trading price for our common stock during the 20 trading day period immediately prior to conversion but subject to a conversion floor price of $3.05. The floor price is subject to reset under certain conditions.

We have the right to prepay the Note at any time prior to 180 days following the closing date. If we pay after September 24, 2018, we must pay an additional $25,000 as a prepayment penalty.

The Note contains customary default events which, if triggered and not timely cured, will result in default interest and penalties. The Note also contains a right of first refusal provision with respect to future financings by us.

The Company recorded a debt discount in the amount of $113,727 in connection with the Non-returnable shares and $73,373 in connection with the initial valuation of the derivative liability related to the embedded conversion option of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note.

The aggregate debt discount have been accreted and charged to interest expenses as a financing expense in the amount of $48,955 during the year ended September 30, 2018.

As of September 30, 2018, the Company owed $225,000 in principal and $2,959 in accrued interest under the terms of the agreement and recorded interest expense of $2,959 during the year ended September 30, 2018.

225,000
Unamortized debt discount	(176,045)

Total, net of unamortized discount	$48,955

Labrys Fund, LP – September 19, 2018 Promissory Note Funding

On March 23, 2018, we entered into a master convertible promissory note pursuant to which we could borrow up to $500,000.

On September 19, 2018 borrowed $330,000, less debt issuance costs of $20,700. The note also carries an original issue discount of 10% ($30,000). Interest under the convertible promissory note is 12% per annum, and the principal and all accrued but unpaid interest is due six months from the date of issuance.

The Note, as amended on September 27, 2018, is convertible at any date after the issuance date at the noteholder’s option into shares of our common stock at a variable conversion price subject to a conversion floor price of $3.05, The Conversion price equals the lesser of (1) 70% multiplied by the lowest "Trading Price" during the previous 20 Trading Day period ending on the latest complete Trading Day prior to the date of this Note and (2) 70% multiplied by the lowest "Trading Price" for the Common Stock during the 20 Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. The "Trading Price" as defined by the agreement is the lesser of: (a) the lowest trade price on the OTC Pink, OTCQB, or applicable trading market (the “OTC Market”) as reported by a reliable reporting service (“Reporting Service”) designated by the Holder and (b) the lowest closing bid price on the OTC Market as reported by a Reporting Service designated by the Holder. If the note is not repaid within 180 days of issuance the floor will cease to apply.

The Company recorded a debt discount in the amount of $279,300 in connection with the initial valuation of the derivative liability related to the embedded conversion option of the note to be amortized utilizing the effective interest method of accretion over the term of the note.

The aggregate debt discount have been accreted and charged to interest expenses as a financing expense in the amount of $20,166 during the year ended September 30, 2018.

330,000
Unamortized debt discount	(309,834)
Total, net of unamortized discount	$20,166

Total convertible notes, net	$69,121

The Company did not enter into any convertible note agreements in the year ended September 30, 2017.

9. FAIR VALUE OF FINANCIAL INSTRUMENTS AND DERIVATIVE LIABILITIES

The carrying value of cash, accounts payable and accrued expenses, and debt (See Notes 8 & 9) approximate their fair values because of the short-term nature of these instruments. Management believes the Company is not exposed to significant interest or credit risks arising from these financial instruments. The carrying amount of the Company’s long-term debt is also stated at fair value of $150,000 since the stated rate of interest approximates market rates.

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

The following table presents the derivative financial instruments, the Company’s only financial liabilities measured and recorded at fair value on the Company’s balance sheets on a recurring basis, and their level within the fair value hierarchy as of September 30, 2018:

	Amount	Level 1	Level 2	Level 3
Embedded conversion derivative liability	$—	$—	$—	$—
Warrant and option derivative liabilities	$—	$—	$—	$—
Total	$—	$—	$—	$—

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

On September 27, 2018, all derivative instruments held by the Company had been either extinguished through settlement of the associated debts or through amendments to the instruments that removed the derivative aspect of the instrument.

The Black-Scholes model utilized the following inputs to value the derivative liabilities at the date of issuance of the convertible note through September 27, 2018 which was the date the derivative liability was terminated:

Fair value assumptions:	March 23, 2018 through September 27, 2018
Risk free interest rate	1.92-2.81%
Expected term (years)	0.26-6.99
Expected volatility	134%-334%
Expected dividends	0%

The following table presents a summary of the Company’s derivative liabilities associated with its convertible notes as of September 30, 2018:

Amount
Balance September 30, 2017	$—
Debt discount originated from derivative liabilities	789,219
Initial derivative loss recorded	4,160,476
Fair value of derivative liability at issuance reclassified from additional paid in capital	12,537,117
Resolution of derivative liability reclassified to additional paid in capital	(52,291,024)
Change in fair market value of derivative liabilities	34,804,212
Balance September 30, 2018	$—

10. RELATED PARTY TRANSACTIONS

Matthew Schultz- Chief Executive Officer and Director

The Company has a consulting agreement with Matthew Schultz, our Chief Executive Officer, for management services. In accordance with this agreement, as amended, Mr. Schultz provides services to us in exchange for $15,000 in compensation for services plus a $1,000 medical insurance stipend, each month plus a bonus of 0.5% of gross revenue. The Company has also agreed to reimburse Mr. Schultz for expenses incurred. The term of the agreement is one year and automatically renews until cancelled by either party. During the year ended September 30, 2018 and 2017, Mr. Schultz earned $194,527 and $193,425, respectively, in accordance with this agreement. During the year ended September 30, 2018, Mr. Schultz allowed the Company to defer $123,114 as accrued compensation. The Company owed Mr. Schultz $123,796 and $58,810 in deferred compensation and reimbursable expenses as of September 30, 2018 and 2017, respectively. Deferred compensation is reported under due to related parties in the consolidated balance sheets.

During the year ended September 30, 2018, the Company executed two 15% promissory notes with a total face value of $30,000 with the spouse of the CEO of our Company. Under the terms of the promissory notes the Company received $30,000 and agreed to repay the note on demand. As of September 30, 2018, Company owed $30,000 in principal and $2,832 in accrued interest under the terms of the agreement. On January 1, 2019, the Company settled all remaining obligations under the notes through the payment of all outstanding principal and interest then outstanding.

Zachary Bradford – President, Chief Financial Officer and Director

The Company has a consulting agreement with ZRB Holdings, Inc, an entity wholly owned by Zachary Bradford, our Chief Financial Officer and director, for management services. In accordance with this agreement, as amended, Mr. Bradford provides services to us in exchange for $15,000 in compensation for services plus a $1,000 medical insurance stipend, each month plus a bonus of 0.5% of gross revenue. The Company has also agreed to reimburse Mr. Bradford for expenses incurred. The term of the agreement is one year and automatically renews until cancelled by either party. During the years ended September 30, 2018 and 2017, Mr. Bradford earned $194,527 and $193,425, respectively, in accordance with this agreement. During the year ended September 30, 2018, Mr. Bradford allowed the Company to defer $87,746 as accrued compensation. The Company owed Mr. Bradford $89,351and $78,252 in deferred compensation and reimbursable expenses as of September 30, 2018 and 2017, respectively. Deferred compensation is reported under due to related parties in the consolidated balance sheets.

On August 13, 2017, the Company executed a 15% promissory note with a face value of $80,000 with Zachary Bradford, its President and Chief Financial Officer. Under the terms of the promissory note the Company received $80,000 and agreed to repay the note evenly over 12 months. The Company repaid $73,333 and 6,667 in principal during the years ended September 30, 2018 and 2017, respectively. The Company incurred interest expense of $12,000 and $1,800 in interest during the years ended September 30, 2018 and 2017, respectively. The Company owed $0 and $73,333 in principal and $600 and $0 in accrued interest under the terms of the agreement as of September 30, 2018 and 2017, respectively.

During the year ended September 30, 2018, the Company executed eleven 15% promissory notes with a total face value of $189,690 with Zachary Bradford, its President and Chief Financial Officer. Under the terms of the promissory notes the Company received $189,690 and agreed to repay the notes on demand. As of September 30, 2018, Company owed $189,690 in principal and $10,733 in accrued interest under the terms of the agreement. On January 3, 2019, the Company settled all remaining obligations under the notes through the payment of all outstanding principal and interest then outstanding.

Bryan Huber – Chief operations Officer and Director

The Company has a consulting agreement with Bryan Huber, our Chief Operations Officer and director, for management services. In accordance with the original agreement, Mr. Huber provided services to us in exchange for $117,000 in compensation for services plus a $500 medical insurance stipend and a bonus of 0.5% of gross revenue. On August 28, 2018, the Company replaced the original agreement with an agreement with Zero Positive, LLC an entity controlled by Mr. Huber. In accordance with this agreement with Zero Positive, LLC, Mr. Huber agrees to provide services through to the Company in exchange for $160,000 in annual compensation plus a $500 medical insurance stipend and a bonus of 0.5% of gross revenue. Under the agreement Mr. Huber was also granted a one-time bonus of $50,000, payment of which will be deferred until the Company completes a qualified financing that exceeds three-million dollars or average monthly revenues of the Company exceed one-million dollars for three months. The Company has also agreed to reimburse Zero Positive, LLC for expenses incurred. The term of the agreement is one year and automatically renews until cancelled by either party. During the year ended September 30, 2018 and 2017, Mr. Huber and Zero positive earned $180,612 and $116,377, respectively, in accordance with this agreement. During the years ended September 30, 2018, Mr. Huber allowed the Company to defer $69,604 as accrued compensation. The Company owed Mr. Huber $73,625 and $6,288 in deferred compensation and reimbursable expenses as of September 30, 2018 and 2017, respectively. Deferred compensation is reported under due to related parties in the consolidated balance sheets.

On May 10, 2018, Bryan Huber the Company’s Chief Operations Officer exercised warrants to purchase 1,353 shares of the Company’s $0.001 par value common stock at a purchase price equal to $1.50 for each share of common stock. The Company receive $2,030 as a result of this exercise.

On September 28, 2018, in connection with the consulting agreement executed with Zero Positive, LLC Company issued warrants to purchase 900,000 shares of common stock at an exercise price of $0.80 per share to Zero Positive. The warrants were valued at $2,607,096 using the Black Scholes option pricing model based upon the following assumptions: term of 10 years, risk free interest rate of 3.05%, a dividend yield of 0% and volatility rate of 191%. The warrants vest as follows: 300,000 vested immediately, the balance vest evenly on the last day of each month over forty-two months beginning August 31, 2018. As of September 30, 2018, 328,571 warrants had vested, and the Company recorded an expense of $951,797 during the year ended September 30, 2018.

Larry McNeill – Chairman of the Board of Directors

During the year ended September 30, 2018, the Company executed eight 15% promissory notes with a total face value of $163,100 with Larry McNeill, a Director of the Company. Under the terms of the promissory notes the Company received $163,100 and agreed to repay the note on demand. As of September 30, 2018, Company owed $163,100 in principal and $6,562 in accrued interest under the terms of the agreement. On December 31, 2018, the Company settled all remaining obligations under the note through the payment of all outstanding principal and interest then outstanding.

11. STOCKHOLDERS’ EQUITY

Overview

The Company’s authorized capital stock consists of 100,000,000 shares of common stock and 10,000,000 shares of preferred stock, par value $0.001 per share. As of September 30, 2018, there were 36,116,447 shares of common stock issued and outstanding and 1,000,000 shares of preferred stock issued and outstanding.

Common Stock issuances during the year ended September 30, 2018

During the period commencing October 1, 2017 through September 30, 2018, the Company received $271,900 from 16 investors pursuant to private placement agreements with the investors to purchase 339,875 shares of the Company’s $0.001 par value common stock at a purchase price equal to $0.80 for each share of common stock.

During the year ended September 30, 2018, the Company issued 41,640 shares of the Company’s $0.001 par value common stock to settle accounts payable. The shares were valued at $75,734 and the Company recorded a loss on settlement of debt of $41,092 result of the issuance.

In connection with the issuance of the March 23, 2018, Labrys Fund, LP Convertible Note, the Company issued, as a commitment fee, 137,500 shares of its common stock (the “Returnable Shares”) as well as 100,000 shares of its common stock (the “Non-Returnable Shares”). The agreement was amended on June 29, 2018 and as a result the returnable shares were no longer returnable. Consequently, the fair value of the returnable shares of $218,626 was charged to interest expense. On September 19, 2018, all principal and accrued interest of $220,000 and $12,730, respectively was converted into 258,589 shares of the Company’s common stock. (See Note 8 for additional details)

In connection with the issuance of the Auctus Fund, LLC Convertible Note, the Company issued to Auctus, as a commitment fee, 137,500 shares of its common stock (the “Returnable Shares”) as well as 150,000 shares of its common stock (the “Non-Returnable Shares”). On September 21, 2018, all principal and accrued interest of $225,000 and $5,474, respectively was converted into 256,082 shares of the Company’s common stock. Subsequent to September 30, 2018, as a result of the conversion the 137,500 returnable shares were returned to the Company and cancelled. (See Note 8 for additional details)

In connection with the issuance of a the EMA Financial, LLC Convertible Note, the Company issued EMA, as a commitment fee, 137,500 shares of its common stock (the “Returnable Shares”) as well as 100,000 shares of its common stock (the “Non-Returnable Shares”). Subsequent to September 30, 2018, the Company repaid all obligations under the note and the 137,500 returnable shares were returned to the Company and cancelled on January 8, 2019. (See Note 8 for additional details)

On September 11, 2018, the Company entered into an agreement with Regal Consulting, LLC for investor relations services. Under this agreement the Company agreed to issue 30,000 shares of the Company’s common stock per month as compensation for services plus $20,000 per month in cash. As of September 30, 2018, the Company had issued 30,000 shares of its common stock in accordance with the agreement. Stock compensation of $55,100 was recorded as a result of the stock issued under the agreement.

Common Stock issuances during the year ended September 30, 2017

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

12. STOCK WARRANTS

The following is a summary of stock warrant activity during the years ended September 30, 2018 and September 30, 2017.

	Number of Warrant Shares	Weighted Average Exercise Price
Balance, September 30, 2016	13,112,100	$0.59
Warrants granted	—	$—
Warrants expired	—	—
Warrants canceled	—	—
Warrants exercised	(4,500,000)	0.083
Balance, September 30, 2017	8,612,100	$0.85
Warrants granted	1,191,600	$0.80
Warrants expired	—	—
Warrants canceled	—	—
Warrants exercised	(814,401)	0.36
Balance, September 30, 2018	8,989,299	$0.89

As of September 30, 2018, the outstanding warrants have a weighted average remaining term of was 4.85 years and an intrinsic value of $45,021,758.

As of September 30, 2018, there are warrants exercisable to purchase 8,417,870 shares of common stock in the Company and 571,429 unvested warrants outstanding that cannot be exercised until vesting conditions are met. 4,498,647 of the outstanding warrants require a cash investment of $1.50 per share to exercise and 4,490,652 of the outstanding warrants contain provisions allowing a cashless exercise at their respective exercise price.

Warrant activity for the year ended September 30, 2018

During the year ended September 30, 2018, certain investors exercised warrants to purchase 258,401 shares of the Company’s common stock at purchase prices ranging from $0.083 to $1.50. The Company received total proceeds of $44,938 from the warrant exercises.

During the year ended September 30, 2018, a total of 459,889 shares of the Company’s common stock were issued in connection with the cashless exercise of 556,000 common stock warrants with an exercise prices of $0.36.

On January 1, 2018, the Company issued warrants to purchase 100,000 shares of common stock at an exercise price of $0.80 per share to an advisor for business advisory services. The warrants were valued at $234,095 using the Black Scholes option pricing model. The warrants vest evenly over the six-month service period ended September 30, 2018.

On June 15, 2018, the Company issued 116,600 5-year warrants exercisable at $0.80 to a lender in connection with a promissory note agreement. (See Note 7 for additional details.)

On August 1, 2018, the Company issued 25,000 5-year warrants exercisable at $0.80 to a lender in connection with a promissory note agreement. (See Note 7 for additional details.)

On August 28, 2018, in connection with the Consulting agreement executed with Zero Positive, LLC. the Company issued warrants to purchase 900,000 shares of common stock at an exercise price of $0.80 per share to an Zero Positive. The warrants were valued at $2,607,096 using the Black Scholes option pricing model. The warrants vest as follows: 300,000 warrants vested immediately, the balance vest evenly on the last day of each month over the forty-two months beginning August 31, 2018. As of September 30, 2018, 328,571 warrants had vested, and the Company recorded an expense of $951,797 during the year ended September 30, 2018. (See Note 10 for additional details.)

On September 20, 2018, the Company issued 25,000 5-year warrants exercisable at $0.80 to a lender in connection with a promissory note agreement. (See Note 7 for additional details.)

On September 21, 2018, the Company issued 25,000 5-year warrants exercisable at $0.80 to a lender in connection with a promissory note agreement. (See Note 7 for additional details.)

The Black-Scholes model utilized the following inputs to value the warrants granted during the year ended September 30, 2018:

Fair value assumptions – Warrants:	September 30, 2018
Risk free interest rate	2.01-3.05%
Expected term (years)	5-10
Expected volatility	158%-265%
Expected dividends	0%

Warrant activity for the year ended September 30, 2017

In the year ended September 30, 2017, the Company issued 4,399,056 shares of common stock to two officers and a director for the cashless exercise of 4,500,000 options with a strike price of $0.83.

As of September 30, 2017, the Company expects to recognize $1,655,299 of stock-based compensation for the non-vested outstanding warrants over a weighted-average period of 3.33 years.

13. STOCK OPTIONS

The Company sponsors a stock-based incentive compensation plan known as the 2017 Incentive Plan (the “Plan”), which was established by the Board of Directors of the Company on June 19, 2017. A total of 3,000,000 shares were initially reserved for issuance under the Plan. As of September 30, 2018, there were 2,680,794 shares available for issuance under the plan.

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

The following is a summary of stock option activity during the years ended September 30, 2018 and year ended September 30, 2017.

	Number of Option Shares	Weighted Average Exercise Price
Balance, September 30, 2016	—	$—
Options granted	6,902	$3.45
Options expired	—	—
Options canceled	—	—
Options exercised	—	—
Balance, September 30, 2017	6,902	$3.45
Options granted	312,304	$1.13
Options expired	—	—
Options canceled	—	—
Options exercised	—	—
Balance, September 30, 2018	319,206	$1.18

As of September 30, 2018, there are options exercisable to purchase 208,932 shares of common stock in the Company and 110,274 unvested options outstanding that cannot be exercised until vesting conditions are met. As of September 30, 2018, the outstanding options have a weighted average remaining term of was 2.26 years and an intrinsic value of $2,871,783.

Option activity for the year ended September 30, 2018

During the year ended September 30, 2018, the Company issued 62,304 options to purchase shares of the common stock to employees, the shares were granted at quoted market prices ranging from $1.57 to $3.45. The shares were valued at issuance using the Black Scholes model and stock compensation expense of $130,000 was recorded as a result of the issuances.

On March 10, 2018 the Company issued a total of 250,000 options to four consultants for advisory services. The options vest evenly 12 months from issuance. The options expire 24 months after issuance and require a cash investment to exercise. The options were valued at issuance using the Black Scholes model at $342,500 and amortized of the term of the agreement. During the year ended September 30, 2018, $191,526 was been expensed as stock-based compensation.

The Black-Scholes model utilized the following inputs to value the options granted during the year ended September 30, 2018:

Fair value assumptions – Options:	September 30, 2018
Risk free interest rate	1.46-2.78%
Expected term (years)	2-3
Expected volatility	120%-191%
Expected dividends	0%

Option activity for the year ended September 30, 2017

During the year ended September 30, 2017, the Company issued 6,902 options to purchase shares of the common stock to employees, the shares were granted at quoted market price of $3.45. The shares were valued at issuance using the Black Scholes model and stock compensation expense of $16,665 was recorded as a result of the issuances.

The Black-Scholes model utilized the following inputs to value the options granted during the year ended September 30, 2017:

Fair value assumptions – Options:	September 30, 2017
Risk free interest rate	1.46-1.50%
Expected term (years)	3
Expected volatility	116%-120%
Expected dividends	0%

As of September 30, 2018, the Company expects to recognize $150,974 million of stock-based compensation for the non-vested outstanding options over a weighted-average period of 0.44 years.

14. INCOME TAXES

The Company provides for income taxes under FASB ASC 740, Accounting for Income Taxes. FASB ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

FASB ASC 740 requires the reduction of deferred tax assets by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is approximately $5.8 million as of September 30, 2018 which is calculated by multiplying a 21% estimated tax rate by the cumulative net operating loss (NOL) of approximately $27.6 million.

Due to the enactment of the Tax Reform Act of 2017, we have calculated our deferred tax assets using an estimated corporate tax rate of 21%. US Tax codes and laws may be subject to further reform or adjustment which may have a material impact to the Company’s deferred tax assets and liabilities.

The significant components of the Company's deferred tax assets and liabilities as of September 30, 2018 and 2017 are as follows:

As of September 30,	2018	2017
Cumulative tax net operating losses (in millions)	$27.6	$21.0

Deferred tax asset (in millions)	$5.8	$4.4
Valuation allowance (in millions)	(5.8)	(4.4)
Current taxes payable	—	—
Income tax expense	$—	$—

As of September 30, 2018, and 2017, the Company had gross federal net operating loss carryforwards of approximately $27.6 million and $21.0 million, respectively.

The Company plans to file its U.S. federal return for the year ended September 30, 2018 upon the issuance of this filing. Upon filing of the tax return for the year ended September 30, 2018 the actual deferred tax asset and associated valuation allowance available to the Company may differ from management’s estimates. The tax years 2014-2017 remained open to examination for federal income tax purposes by the major tax jurisdictions to which the Company is subject. No tax returns are currently under examination by any tax authorities.

15. COMMITMENTS AND CONTINGENCIES

Office leases

The Company’s corporate offices are located at 70 North Main Street, Suite 105, Bountiful, Utah 84010. The Company occupies the leased space on a month to month basis at a rate of $850 per month. Future minimum lease payments under the operating leases for the facilities as of September 30, 2018, are $0.

On May 15, 2018, the Company executed a 37-month lease agreement, which commenced on July 1, 2018 at 4360 Viewridge Avenue, Suite C, San Diego, California. The agreement calls for the Company to make payments of $4,057 in base rent per month through July 31, 2021 subject to an annual 3% rent escalation. Future minimum lease payments under the operating leases for the facilities as of September 30, 2018, are as follows:

Fiscal year ending September 30, 2019	$49,049
Fiscal year ending September 30, 2020	$50,521
Fiscal year ending September 30, 2021	$43,170

Contracts and awards

The Company was awarded a $900,000 contract from Bethel-Webcor JV. Under the contract terms we will install a turn-key advanced microgrid system at the U.S. Marine Corps Base Camp Pendleton. The contract is in direct support of the United States Department of Navy's communication information system (CIS) operations complex at the U.S. Marine Corps Base Camp Pendleton that was recently awarded to the Joint-Venture. The Company begin on-site work for this project in February of 2018 and expects to complete its scope of work in early 2019.

16.   MAJOR CUSTOMERS AND VENDORS

For the years ended September 30, 2018 and 2017, the Company had the following customers that represented more than 10% of sales.

	September 30, 2018	September 30, 2017
Bethel-Webcor JV-1	70.42%	10.8%
Daoust	11.82%	—
Jacobs/ HDR a joint venture	—	13.0%
Macerich	—	24.4%
Firenze	—	20.0%

For the years ended September 30, 2018 and 2017, the Company had the following suppliers that represented more than 10% of direct material costs.

	September 30, 2018	September 30, 2017
CED Greentech	13.57%	54.9%
Rexel USA, Inc.	27.47%	—
ESS, Inc.	19.29%	—
Ideal Power, Inc.	14.72%	—
Integrated power systems	—	11.5%
Simpliphi Power	1.8%	27.6%

17.    SUBSEQUENT EVENTS

Issuance of Common stock

During the period commencing October 1, 2018 through December 10, 2018, the Company received $361,800 from 14 investors pursuant to private placement agreements with the investors to purchase 452,250 shares of the Company’s $0.001 par value common stock at a purchase price equal to $0.80 for each share of common stock.

During the period commencing October 1, 2018 through December 31, 2018, the Company issued 90,000 shares of the Company’s $0.001 par value common stock to Regal Consulting, LLC for investor relations services.

During the period commencing October 1, 2018 through December 31, 2018, the Company issued 30,000 shares of the Company’s $0.001 par value common stock and 30,000 warrants to a Consultant for services.

Warrant exercise

On October 2, 2018, an investor exercised warrants to purchase 3,000 shares of the Company’s $0.001 par value common stock at a purchase price equal to $0.363 for each share of Common stock. The Company receive $1,089 as a result of this exercise.

On January 7, 2019, a total of 1,444,170 shares of the Company’s common stock were issued in connection with the cashless exercise of 1,500,000 common stock warrants with an exercise prices of $0.083.

Issuance of Stock options to employees

During the period commencing October 1, 2018 through January 1, 2019, the Company issued 111,682 options to purchase shares of the common stock to employees, the shares were granted at quoted market prices ranging from $1.51 to $5.90.

Loans from related parties

During the year ended September 30, 2018, the Company executed eight 15% promissory notes with a total face value of $163,100 with Larry McNeill, a Director of the Company. Subsequent to the year ended September 30, 2018, the Company executed one additional 15% promissory note with a total face value of $50,000. Under the terms of the promissory notes the Company received a total of $213,100 and agreed to repay the note on demand. On December 31, 2018, the Company settled all remaining obligations under the note through the payment of all outstanding principal and interest then outstanding of $213,100 and $5,816, respectively.

During the year ended September 30, 2018, the Company executed eleven 15% promissory notes with a total face value of $189,690 with Zachary Bradford, its President and Chief Financial Officer. Subsequent to the year ended September 30, 2018, the Company executed two additional 15% promissory notes with a total face value of $25,030. Under the terms of the promissory notes the Company received a total of $214,720 and agreed to repay the notes on demand. On January 3, 2019, the Company settled all remaining obligations under the notes through the payment of all outstanding principal and interest then outstanding of $214,720 and $3,037, respectively.

During the year ended September 30, 2018, the Company executed two 15% promissory notes with a total face value of $30,000 with the spouse of the CEO of our Company. Under the terms of the promissory notes the Company received $30,000 and agreed to repay the note on demand. On January 3, 2019, the Company settled all remaining obligations under the notes through the payment of all outstanding principal and interest then outstanding of $30,000 and $383, respectively.

Convertible note repayments

EMA Financial, LLC – August 21, 2018 Promissory Note

On January 3, 2019, the Company settled all remaining obligations under the EMA note through the payment of all outstanding principal, prepayment penalties and interest then outstanding of $225,000, $35,000 and $10,736, respectively.

In connection with the issuance of the Note, the Company issued to the Purchaser, as a commitment fee, 137,500 returnable shares of its common stock. As a result of the repayment the shares were returned to treasury and cancelled on January 8, 2019.

Labrys Fund, LP – September 19, 2018 Promissory Note

On January 3, 2019, the Company settled all remaining obligations under the Labrys Fund, LP note through the payment of all outstanding principal and interest then outstanding of $330,000 and $11,609, respectively.

Auctus Fund, LLC –July 2, 2018 Promissory Note

In connection with the issuance of the Note, the Company issued to the Purchaser, as a commitment fee, 137,500 returnable shares of its common stock. As a result of the conversion of the note on September 21, 2018, the shares were returned to treasury and cancelled on December 21, 2018.

Convertible notes executed

On December 31, 2018, the Company entered into a Securities Purchase Agreement (the “SPA”) with an otherwise unaffiliated third-party institutional investor (the “Investor”), pursuant to which the Company issued to the Investor a Senior Secured Redeemable Convertible Debenture (the “Debenture”) in the aggregate face value of $5,250,000. The note is secured by all assets of the Company. The Debenture has a maturity date two years from the issuance date and the Company has agreed to pay compounded interest on the unpaid principal balance of the Debenture at the rate equal 7.5% per annum. Interest is payable on the date the applicable principal is converted or on maturity. The interest must be paid in cash and, in certain circumstances, may be paid in shares of common stock.

The transactions described above closed on December 31, 2018. In connection with the issuance of the Debenture and pursuant to the terms of the SPA, the Company issued to the Investor 100,000 shares of common stock and a Common Stock Purchase Warrant to acquire up to 3,083,333 shares of common stock for a term of three years (the “Warrant”) on a cash-only basis at an exercise price of $2.00 per share with respect to 1,250,000 Warrant Shares, $2.50 with respect to 1,000,000 Warrant Shares, $5.00 with respect to 500,000 Warrant Shares and $7.50 with respect to 333,333 Warrant Shares.

Pursuant to the terms of the SPA, the Investor agreed to tender to the Company the sum of $5,000,000, of which the Company received the full amount as of the closing.

Pursuant to the SPA, the Company agreed to sell the Debenture, the shares of common stock issuable upon conversion of the Debenture, the Warrant and the shares of common stock issuable upon exercise of the Warrant pursuant to an effective shelf registration statement on Form S-3 (Registration No 333-228063), declared effective by the Securities and Exchange Commission on November 20, 2018.

Prior to the maturity date, provided that no trigger event has occurred, the Company will have the right at any time upon 30 trading days’ prior written notice, in its sole and absolute discretion, to redeem all or any portion of the Debenture then outstanding by paying to the Investor an amount equal to 140% of the of the portion of the Debenture being redeemed.

The Investor may convert the Debenture into shares of the Company’s common stock at a conversion price equal to 95% of the mathematical average of the 5 lowest individual daily volume weighted average prices of the common stock, less $.05 per share, during the period beginning on the issuance date and ending on the maturity date subject to certain floor price restrictions. In the event certain equity conditions exist, the Company may require that the Investor convert the Debenture. In no event shall the Debenture be allowed to affect a conversion if such conversion, along with all other shares of Company common stock beneficially owned by the Investor and its affiliates would exceed 4.99% of the outstanding shares of the common stock of the Company.

On January 7, 2019, the investor converted $2,500,000 in principal and $875,000 in interest as a conversion premium, for 1,784,729 shares of the Company common stock at an effective conversion price of $1.90, due to a trigger event for the Company not filing its annual report on Form 10-K for the fiscal year ended September 30, 2018 on or before December 31, 2018.

Repayment of Promissory Notes

Subsequent to September 30, 2018, the Company settled 8 promissory notes (See Note 8) through the repayment of outstanding principal and accrued interest totaling to $420,208 and $7,565, respectively.

On December 31, 2018, the Company settlement a $52,500 promissory note (See Note 8) through the issuance of 25,000 shares of the Company’s common stock and payment of $27,500 in outstanding principal and interest then outstanding of $1,467.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

On July 17, 2018, we dismissed AMC Auditing as our independent registered public accounting firm and appointed MaloneBailey, LLP as our independent registered public accounting firm. The engagement of MaloneBailey, LLP was approved by our Board of Directors.

On July 18, 2018, we filed a Form 8-K announcing the change in auditors and that filing is incorporated by reference herein.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being September 30, 2018. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of September 30, 2018 based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of September 30, 2018, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending September 30, 2019: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Remediation of Material Weakness

We are unable to remedy our controls related to the inadequate segregation of duties and ineffective risk management until we receive financing to hire additional employees. We are currently in the process of hiring an outsourced service provider to improve the controls for accounting and financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the year ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the names, ages and positions of our current directors and executive officers.

Name	Age	Position(s)
S. Matthew Schultz	49	Chief Executive Officer and Director
Zachary K. Bradford	32	President, Chief Financial Officer and Director
Bryan Huber	36	Chief Operating Officer and Director
Larry McNeill	76	Chairman and Director

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

Zachary K. Bradford, President and Chief Financial Officer, is a licensed Certified Public Accountant in Nevada and a member of the American Institute of Certified Public Accountants. He has served as the managing partner of a public accounting and consulting firm in Henderson, Nevada since June 2013. Mr. Bradford holds a B.S. in Accounting and a Masters of Accountancy from Southern Utah University. From March of 2015 to July 31, 2016, Mr. Bradford served as a member of the board of directors and Chief Financial Officer of Epic Stores Corp.

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

Larry McNeill, Chairman and Director, has a master’s degree in Business Administration from Armstrong University, a BA in Business Administration, Economics, and Russian language from Minnesota State University, and has completed the course work towards his PhD in Business Management.

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

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to the Chairman of our Board of Directors, Larry McNeill, at the address appearing on the first page of this annual report.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of the Company’s knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended September 30, 2018, the following persons have not filed on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended September 30, 2018:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
S. Matthew Schultz, CEO	0	1	0
Zachary Bradford, President and CFO	0	0	0
Bryan Huber, COO and Director	1	1	0
Larry McNeill, Chairman and Director	0	1	0

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller. We will provide, at no cost, a copy of the Code of Ethics to any shareholder upon receiving a written request sent to the Company’s address shown on Page 1 of this report.

Item 11. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended September 30, 2017 and 2018.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
S. Matthew Schultz CEO	2017 2018	- -	- 2,527	- -	- -	- -	25,673 123,114	168,052 68,886	193,725 194,527
Zachary Bradford CFO	2017 2018	- -	- 2,527	- -	- -	- -	26,360 87,746	167,365 104,254	193,725 194,527
Bryan Huber COO	2017 2018	- -	- 52,527	- -	- 951,797	- -	6,288 19,604	110,023 108,481	116,311 1,132,409

Narrative Disclosure to the Summary Compensation Table

Matthew Schultz- Chief Executive Officer and Director

The Company has a consulting agreement with Matthew Schultz, our Chief Executive Officer, for management services. In accordance with this agreement, as amended, Mr. Schultz provides services to us in exchange for $15,000 in compensation for services plus a $1,000 medical insurance stipend, each month plus a bonus of 0.5% of gross revenue. The Company has also agreed to reimburse Mr. Schultz for expenses incurred. The term of the agreement is one year and automatically renews until cancelled by either party. During the year ended September 30, 2018 and 2017, Mr. Schultz earned $194,527 and $193,425, respectively, in accordance with this agreement. During the year ended September 30, 2018, Mr. Schultz allowed the Company to defer $123,114 as accrued compensation. The Company owed Mr. Schultz $123,796 and $58,810 in deferred compensation and reimbursable expenses as of September 30, 2018 and 2017, respectively. Deferred compensation is reported under due to related parties.

Zachary Bradford – President, Chief Financial Officer and Director

The Company has a consulting agreement with ZRB Holdings, Inc, an entity wholly owned by Zachary Bradford, our Chief Financial Officer and director, for management services. In accordance with this agreement, as amended, Mr. Bradford provides services to us in exchange for $15,000 in compensation for services plus a $1,000 medical insurance stipend, each month plus a bonus of 0.5% of gross revenue. The Company has also agreed to reimburse Mr. Bradford for expenses incurred. The term of the agreement is one year and automatically renews until cancelled by either party. During the years ended September 30, 2018 and 2017, Mr. Bradford earned $194,527 and $193,425, respectively, in accordance with this agreement. During the year ended September 30, 2018, Mr. Bradford allowed the Company to defer $87,746 as accrued compensation. The Company owed Mr. Bradford $89,351and $78,252 in deferred compensation and reimbursable expenses as of September 30, 2018 and 2017, respectively. Deferred compensation is reported under due to related parties in the consolidated balance sheets.

Bryan Huber – Chief operations Officer and Director

The Company has a consulting agreement with Bryan Huber, our Chief Operations Officer and director, for management services. In accordance with the original agreement, Mr. Huber provided services to us in exchange for $117,000 in compensation for services plus a $500 medical insurance stipend and a bonus of 0.5% of gross revenue. On August 28, 2018, the Company replaced the original agreement with an agreement with Zero Positive, LLC an entity controlled by Mr. Huber. In accordance with this agreement with Zero Positive, LLC, Mr. Huber agrees to provide services through to the Company in exchange for $160,000 in annual compensation plus a $500 medical insurance stipend and a bonus of 0.5% of gross revenue. Under the agreement Mr. Huber was also granted a one-time bonus of $50,000, payment of which will be deferred until the Company completes a qualified financing that exceeds three-million dollars or average monthly revenues of the Company exceed one-million dollars for three months. The Company has also agreed to reimburse Zero Positive, LLC for expenses incurred. The term of the agreement is one year and automatically renews until cancelled by either party. During the year ended September 30, 2018 and 2017, Mr. Huber and Zero positive earned $180,612 and $116,377, respectively, in accordance with this agreement. During the years ended September 30, 2018, Mr. Huber allowed the Company to defer $69,604 as accrued compensation. The Company owed Mr. Huber $73,625 and $6,288 in deferred compensation and reimbursable expenses as of September 30, 2018 and 2017, respectively. Deferred compensation is reported under due to related parties.

On September 28, 2018, in connection with the Consulting agreement executed with Zero Positive, LLC Company issued warrants to purchase 900,000 shares of common stock at an exercise price of $0.80 per share to an Zero Positive. The warrants were valued at $2,607,096 using the Black Scholes option pricing model based upon the following assumptions: term of 10 years, risk free interest rate of 3.05%, a dividend yield of 0% and volatility rate of 191%. The warrants vest as follows: 300,000 vested immediately, the balance vest evenly on the last day of each month over the forty-two months beginning August 31, 2018. As of September 30, 2018, 328,571 warrants had vested, and the Company recorded an expense of $951,797 during the year ended September 30, 2018.

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

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of September 30, 2018.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
S. Matthew Schultz	-	-	-	-	-	-	-	-	-
Zachary Bradford	-	-	-	-	-	-	-	-	-
Bryan Huber	328,571	571,429	-	$0.80	09/28/2018	-	-	-	-

Director Compensation

The table below summarizes all compensation of our directors for the year ended September 30, 2018.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Larry McNeill	-	-	-	-	-	-	-

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of January 9, 2019 the number and percentage of the 39,740,596 shares of outstanding common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock.  Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Except as otherwise indicated, the address of each of the persons named in the table below is c/o CleanSpark, Inc., 70 North Main Street, Ste. 105 Bountiful, Utah 84010.

Name of Beneficial Owner	Number of Shares of Par Value $0.001 Common Stock Beneficially Owned	Percentage of Class
5% or Greater Stockholders
CleanSpark Holdings, LLC 9666 Businesspark Ave Unit 207 San Diego, CA 92131	2,782,470	7.0%
Bruce Lybbert 1366 Skyline Dr. Bountiful, UT 84010	3,541,691(1)	8.9%

Directors and named executive officers
S. Matthew Schultz	5,709,956(2)	14.4%
Zachary Bradford	3,608,632(3)	9.0%
Larry McNeill	1,880,713(4)	4.7%
Bryan Huber	923,491(5)	2.2%
All Officers and Directors as a Group (4 Persons)	12,122,792	30.3%

 * Less than 1%

(1)	Includes 1,541,691 shares of common stock held in his name, 2,000,000 shares of common stock held by Jacque Lybbert, Mr. Lybbert’s spouse.
(2)	Includes 4,800,000 shares of common stock held in the S M Schultz IRRV TR to which Mr. Schultz is the beneficial owner, 500,000 shares of common stock held in his name and 409,956 shares of common stock held by his spouse.
(3)	Includes 3,238,632 shares of common stock held in ZRB Holdings Inc. in which Mr. Bradford is the beneficial owner, 120,000 shares of common stock held in BlueChip Advisors LLC in which Mr. Bradford shares beneficial ownership and warrants to purchase 250,000 shares of common stock.
(4)	Includes 489,361 shares of common stock held in his name, 716,352 shares of common stock held in his Roth IRA, 175,000 shares held by his son living with him and warrants to purchase 500,000 shares of common stock.
(5)	Includes 23,491 shares of common stock held in his name and warrants to purchase 900,000 shares of common stock.

The following table sets forth as of January 9, 2018 the number and percentage of the 1,000,000 shares of outstanding Series A Preferred Stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding shares of Series A Preferred Stock.  Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

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

 Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as provided below and in “Executive Compensation” set forth above, for the past two fiscal years there have not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a participant in which the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years($191,742), and in which any director, executive officer, holder of 5% or more of any class of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

Zach Bradford, President, CFO and Director

On August 13, 2017, the Company executed a 15% promissory note with a face value of $80,000 with Zachary Bradford, its President and Chief Financial Officer. Under the terms of the promissory note the Company received $80,000 and agreed to repay the note evenly over 12 months. The Company repaid $73,333 and $6,667 in principal during the years ended September 30, 2018 and 2017, respectively. The Company incurred interest expense of $12,000 and $1,800 in interest during the years ended September 30, 2018 and 2017, respectively. The Company owed $0 and $73,333 in principal and $600 and $0 in accrued interest under the terms of the agreement as of September 30, 2018 and 2017, respectively.

During the year ended September 30, 2018, the Company executed eleven 15% promissory notes with a total face value of $189,690 with Zachary Bradford, its President and Chief Financial Officer. Under the terms of the promissory notes the Company received $189,690 and agreed to repay the notes on demand. As of September 30, 2018, Company owed $189,690 in principal and $10,733 in accrued interest under the terms of the agreement. On January 3, 2019, the Company settled all remaining obligations under the notes through the payment of all outstanding principal and interest then outstanding.

Larry McNeil, Chairman and Director

During the year ended September 30, 2018, the Company executed eight 15% promissory notes with a total face value of $163,100 with Larry McNeill, a Director of the Company. Under the terms of the promissory notes the Company received $163,100 and agreed to repay the note on demand. As of September 30, 2018, Company owed $163,100 in principal and $6,562 in accrued interest under the terms of the agreement. On December 31, 2018, the Company settled all remaining obligations under the note through the payment of all outstanding principal and interest then outstanding.

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees billed by our auditors in connection with the audits of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended September 30	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2018	$45,639	$0	$0	$0
2017	$36,615	$0	$0	$0

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
2.1	Asset Purchase Agreement, dated May 2, 2018, incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 8, 2018.
2.2	Amendment to Asset Purchase Agreement, dated June 28, 2018, incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 3, 2018.
2.3	Amendment to Asset Purchase Agreement, dated July 13, 2018, incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 17, 2018.
3.1	Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10-12G, filed with the Securities and Exchange Commission on November 17, 2008.
3.2	Amendment to Articles of Incorporation, incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10-12G, filed with the Securities and Exchange Commission on November 17, 2008.
3.3	Bylaws, incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form 10-12G, filed with the Securities and Exchange Commission on November 17, 2008.
3.4	Amended Bylaws, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 12, 2013.
3.5	Certificate of Change, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 26, 2013.
3.6	Articles of Merger, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 1, 2014.
3.7	Certificate of Change, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 12, 2015.
3.8	Certificate of Amendment and Certificate of Designation, incorporated by reference to Exhibits 3.1 and 3.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 16, 2015.
3.9	Certificate of Change, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 13, 2015.
3.10	Articles of Merger, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 14, 2016.
4.1	Promissory Note, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 3, 2014.
4.2	Promissory Note, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 3, 2014.
4.3	Warrant, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 17, 2015.
4.4	Convertible Promissory Note, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 2, 2018.
4.5	Convertible Promissory Note, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 17, 2018.

4.6	Convertible Promissory Note, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 11, 2018.
4.7	Form of Senior Secured Redeemable Convertible Debenture dated December 31, 2018 issued to the Investor, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 31, 2018.
4.8	Form of Common Stock Purchase Warrant dated December 31, 2018 issued to the Investor , incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 31, 2018.
5.1	Opinion of the Doney Law Firm regarding the legality of the securities being registered, incorporated by reference to Exhibit 5.1 in the registration statement on Form S-3 filed with the Securities and Exchange Commission on October 30, 2018.
10.1	Debt Settlement Agreement, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 3, 2014.
10.2	Asset and Intellectual Property Purchase Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on April 10, 2014.
10.3	Debt Settlement Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 6, 2014.
10.4	Services Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 11, 2014.
10.5	Debt Settlement Agreements, incorporated by reference to Exhibits 10.1 and 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 6, 2015.
10.6	Consulting Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 19, 2016.
10.7	Stock Purchase Agreement and Assignment, incorporated by reference to Exhibits 2.1 and 2.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 2, 2016.
10.8	Agreement for Secretary, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 9, 2016.
10.9	Asset Purchase Agreement, incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 7, 2016.
10.10	Amendment No. 1 to Asset Purchase Agreement, incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 22, 2016.
10.11	Amendment No. 2 to Asset Purchase Agreement, incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 22, 2016.
10.12	Securities Purchase Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 2, 2018.
10.13	Securities Purchase Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 17, 2018.
10.14	Amended Securities Purchase Agreement, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 17, 2018.
10.15	Securities Purchase Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 11, 2018.
10.16	Form of Securities Purchase Agreement dated December 31, 2018 between CleanSpark Inc. and the Investor incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 31, 2018.
10.17	Form of IP Security Agreement dated December 31, 2018 between CleanSpark, Inc. and the Investor incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 31, 2018.
23.1	Consent of MaloneBailey
23.2	Consent of AMC Auditing
99.1	Financial Statements and Pro Formas, incorporated by reference to Exhibits 99.2-99.4 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 19, 2016.
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Annual Report on Form 10-K for the year ended September 30, 2018 formatted in Extensible Business Reporting Language (XBRL).

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CleanSpark Inc.

By:	/s/ S. Matthew Schultz
S. Matthew Schultz Chief Executive Officer, Principal Executive Officer and Director
January 15, 2019

By:	/s/ Zachary Bradford
Zachary Bradford President, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
January 15, 2019

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ S. Matthew Schultz
S. Matthew Schultz Chief Executive Officer, Principal Executive Officer and Director
January 15, 2019
By:	/s/ Zachary Bradford
Zachary Bradford President, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
January 15, 2019

By:	/s/ Larry McNeill
Larry McNeill Chairman and Director
January 15, 2019

By:	/s/ Bryan Huber
Bryan Huber Chief Operations Officer and Director
January 15, 2019

