Form 10-Q
period 2018-12-31
CLEANSPARK, INC.
filed 2019-02-14
CIK 827876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2018

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

Yes [ ] No [X]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 41,490,596 shares as of February 13, 2019.

2

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of December 31, 2018 and September 30, 2018 (unaudited);

F-2	Consolidated Statements of Operations for the three months ended December 31, 2018 and 2017 (unaudited);

F-3	Consolidated Statements of Stockholders’ Equity for the three months ended December 31, 2018 and 2017 (unaudited);

F-4	Consolidated Statements of Cash Flow for the three months ended December 31, 2018 and 2017 (unaudited);
F-5	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended December 31, 2018 are not necessarily indicative of the results that can be expected for the full year.

3

CLEANSPARK INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2018	September 30, 2018
ASSETS
Current assets
Cash	$4,622,728	$412,777
Accounts receivable	148,626	34,141
Cost in excess of billings	—	52,439
Prepaid expense and other current assets	26,866	49,023
Total current assets	4,798,220	548,380

Fixed assets, net	78,975	86,731
Capitalized Software, net	8,576,588	8,786,226
Intangible assets, net	3,067,668	3,214,467
Goodwill	4,919,858	4,919,858

Total assets	$21,441,309	$17,555,662

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$384,695	$131,724
Convertible notes, net of unamortized discounts	353,833	69,121
Due to related parties	85,734	308,373
Loans from related parties	244,720	382,790
Loans payable, net of unamortized discounts	541,483	457,579
Total current liabilities	1,610,465	1,349,587

Long- term liabilities
Convertible notes, net of unamortized discounts	—	—
Loans payable	—	150,000

Total liabilities	1,610,465	1,499,587

Stockholders' equity
Common stock; $0.001 par value; 100,000,000 shares authorized; 36,679,197 and 36,116,447 shares issued and outstanding as of September 30, 2018 and September 30, 2017, respectively	36,679	36,116
Preferred stock; $0.001 par value; 10,000,000 shares authorized; 1,000,000 and 1,000,000 shares issued and outstanding as of September 30, 2018 and September 30, 2017, respectively	1,000	1,000
Additional paid-in capital	89,016,247	82,958,490
Accumulated earnings (deficit)	(69,223,082)	(66,939,531)
Total stockholders' equity	19,830,844	16,056,075

Total liabilities and stockholders' equity	$21,441,309	$17,555,662

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

 CLEANSPARK INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	December 31, 2018	December 31, 2017

Revenues, net	$262,907	$18,080

Cost of revenues	223,326	6,468

Gross profit	39,581	11,612

Operating expenses
Professional fees	1,016,007	155,001
Payroll expenses	160,351	258,198
Product development	348,660	344,871
Research and development	—	2,315
General and administrative expenses	96,989	75,942
Depreciation and amortization	157,483	215,669
Total operating expenses	1,779,490	1,051,996

Loss from operations	(1,739,909)	(1,040,384)

Other income (expense)
Loss on settlement of debt	(26,225)	—
Interest expense	(517,417)	(16,131)
Total other income (expense)	(543,642)	(16,131)

Net loss	$(2,283,551)	$(1,056,515)

Basic loss per common share	$(0.06)	$(0.03)

Basic weighted average common shares outstanding	36,528,279	33,500,391

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEANSPARK INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the Three months Ended December 31, 2017

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balance, September 30, 2017	1,000,000	1,000	33,409,471	33,409	40,240,468	(19,933,366)	20,341,511
Options and warrants issued for services	—	—	—	—	24,749	—	24,749
Shares issued upon exercise of warrants	—	—	27,548	27	9,973	—	10,000
Shares issued for direct investment	—	—	171,875	172	137,328	—	137,500
Net loss	—	—	—	—	—	(1,056,515)	(1,056,515)
Balance, December 31, 2017	1,000,000	$1,000	33,608,894	$33,608	$40,412,518	$(20,989,881)	$19,457,245

For the Three months Ended December 31, 2018

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balance, September 30, 2018	1,000,000	1,000	36,116,447	36,116	82,958,490	(66,939,531)	16,056,075
Shares issued for services	—	—	120,000	120	271,611	—	271,731
Options and warrants issued for services	—	—	—	—	377,475	—	377,475
Shares issued upon exercise of warrants	—	—	3,000	3	1,086	—	1,089
Beneficial conversion feature and shares and warrants issued with convertible debt	—	—	100,000	100	4,994,900	—	4,995,000
Shares issued for direct investment	—	—	452,250	452	361,348	—	361,800
Shares issued for settlement of debt	—	—	25,000	25	51,200	—	51,225
Commitment shares returned and cancelled	—	—	(137,500)	(137)	137	—	—
Net loss	—	—	—	—	—	(2,283,551)	(2,283,551)
Balance, December 31, 2018	1,000,000	$1,000	36,679,197	$36,679	$89,016,247	$(69,223,082)	$19,830,844

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

 CLEANSPARK INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	December 31, 2018	December 31, 2017
Cash Flows from Operating Activities
Net loss	$(2,283,551)	$(1,056,515)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	627,955	24,749
Depreciation and amortization	157,483	215,669
Amortization of capitalized software	348,660	344,871
Loss on settlement of debt	26,225	—
Amortization of debt discount	466,341	—
Changes in assets and liabilities
(Increase) decrease in prepaid expenses and other current assets	22,157	(23,747)
Increase in deferred revenue	—	—
Decrease in costs in excess of billings	52,439	—
(Increase) decrease in accounts receivable	(114,485)	15,547
Increase in accounts payable	252,971	25,449
Increase (decrease) in due to related parties	(222,639)	69,113
Net cash used in operating activities	(666,444)	(384,864)

Cash Flows from investing
Purchase of intangible assets	—	(2,907)
Purchase of fixed assets	(2,928)	(2,183)
Investment in capitalized software	(117,772)	(12,550)
Net cash used in investing activities	(120,700)	(17,640)

Cash Flows from Financing Activities
Payments on promissory notes	(222,725)	(15,212)
Proceeds from promissory notes	—	125,000
Proceeds from related part debts	75,030	—
Payments on related party debts	(213,100)	(20,000)
Proceeds from convertible debt, net of issuance costs	4,995,000	—
Proceeds from exercise of warrants	1,089	10,000
Proceeds from long term loans	—	150,000
Proceeds from issuance of common stock	361,801	137,500
Net cash from financing activities	4,997,095	387,288

Net increase (decrease) in Cash	4,209,951	(15,216)

Beginning cash balance	412,777	57,128

Ending cash balance	$4,622,728	$41,912

Supplemental disclosure of cash flow information
Cash paid for interest	$49,750	$11,280
Cash paid for tax	$—	$—

Non-Cash investing and financing transactions
Shares issued as collateral returned to treasury	$138	$—
Stock issued to promissory notes	$51,225	$—
Debt discount on convertible debt	$4,995,000	$—
Shares issued and held in escrow as collateral	$—	$150
Option expense capitalized as software development costs	$21,250	$—

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEANSPARK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND LINE OF BUSINESS

Organization

CleanSpark, Inc. (“CleanSpark”, “we”, “our”, the "Company") was incorporated in the state of Nevada on October 15, 1987 as SmartData Corporation. SmartData conducted a 504-public offering in the State of Nevada in December 1987 and began trading publicly in January 1988. Due to a series of unfortunate events, including the untimely death of the founding CEO, SmartData discontinued active business operations in 1992.

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

The services offered consist of turn-key microgrid implementation services, microgrid design and engineering, project development consulting services and solar photovoltaic installation and consulting. The work is performed under fixed price bid contracts and negotiated price contracts. The Company performed all of its work in California during the three months ended December 31, 2018.

2. SUMMARY OF SIGNIFICANT POLICIES

Basis of Presentation and Liquidity

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

The Company has incurred losses for the past several years while developing infrastructure and its software platforms. As shown in the accompanying audited consolidated financial statements, the Company incurred net losses of $2,283,551 during the three months ended December 31, 2018. In response to these conditions and to ensure the Company has sufficient capital for ongoing operations for a minimum of 12 months we have raised additional capital through the sale of debt and equity securities pursuant to a registration statement on Form S-3. (See Note 7  for additional details.)   As of December 31, 2018, the Company had working capital of approximately $3,187,755.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of CleanSpark, Inc., and its wholly owned operating subsidiaries, CleanSpark, LLC, CleanSpark, II, LLC and CleanSpark Acquisition, Inc. All material intercompany transactions have been eliminated upon consolidation of these entities.

Use of estimates – The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include estimates used to review the Company’s goodwill impairment, impairments and estimations of long-lived assets, revenue recognition on percentage of completion type contracts, allowances for uncollectible accounts, and the valuations of non-cash capital stock issuances. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition  – Upon adoption of ASC Topic 606, the Company revised its accounting policy on revenue recognition from the policy provided in the Notes to Consolidated Financial Statements included in our September 30, 2018 10-K. The revised accounting policy on revenue recognition is provided below.

Engineering & Construction Contracts and Service Contracts

The company recognizes engineering and construction contract revenue over time, as performance obligations are satisfied, due to the continuous transfer of control to the customer. Engineering and construction contracts are generally accounted for as a single unit of account (a single performance obligation) and are not segmented between types of services. The company recognizes revenue using the percentage-of-completion method, based primarily on contract cost incurred to date compared to total estimated contract cost. The percentage-of-completion method (an input method) is the most faithful depiction of the company’s performance because it directly measures the value of the services transferred to the customer. Customer-furnished materials, labor and equipment and, in certain cases, subcontractor materials, labor and equipment, are included in revenue and cost of revenue when management believes that the company is acting as a principal rather than as an agent (i.e., the company integrates the materials, labor and equipment into the deliverables promised to the customer). Customer-furnished materials are only included in revenue and cost when the contract includes construction activity and the company has visibility into the amount the customer is paying for the materials or there is a reasonable basis for estimating the amount. The company recognizes revenue, but not profit, on certain uninstalled materials that are not specifically produced, fabricated, or constructed for a project. Revenue on these uninstalled materials is recognized when the cost is incurred (when control is transferred). Changes to total estimated contract cost or losses, if any, are recognized in the period in which they are determined as assessed at the contract level. Pre-contract costs are expensed as incurred unless they are expected to be recovered from the client. Project mobilization costs are generally charged to project costs as incurred when they are an integrated part of the performance obligation being transferred to the client. Customer payments on engineering and construction contracts are typically due within 30 to 45 days of billing, depending on the contract.

For service contracts (including maintenance contracts) in which the company has the right to consideration from the customer in an amount that corresponds directly with the value to the customer of the company’s performance completed to date, revenue is recognized when services are performed and contractually billable. For all other service contracts, the company recognizes revenue over time using the cost-to-cost percentage-of-completion method. Service contracts that include multiple performance obligations are segmented between types of services. For contracts with multiple performance obligations, the company allocates the transaction price to each performance obligation using an estimate of the stand-alone selling price of each distinct service in the contract. Revenue recognized on service contracts that have not been billed to clients is classified as a current asset under contract assets on the Consolidated Balance Sheet. Amounts billed to clients in excess of revenue recognized on service contracts to date are classified as a current liability under contract liabilities. Customer payments on service contracts are typically due within 30 days of billing, depending on the contract.

Contract assets represent revenue recognized in excess of amounts billed and include unbilled receivables (typically for cost reimbursable contracts) of $0 and contract work in progress (typically for fixed-price contracts) of $0 as of December 31, 2018. Unbilled receivables, which represent an unconditional right to payment subject only to the passage of time, are reclassified to accounts receivable when they are billed under the terms of the contract. Advances that are payments on account of contract assets of $0 and $0 as of December 31, 2018 and September 30, 2018, respectively, have been deducted from contract assets. Contract liabilities represent amounts billed to clients in excess of revenue recognized to date. The Company recognized revenue of $0 during the three months ended December 31, 2018 that was included in contract liabilities as of September 30, 2018.

Revenues from Sale of Equipment

Performance obligations satisfied over time.

We recognize revenue on agreements for the sale of customized goods including controller hardware and critical power switch gear equipment, on an over time basis. We recognize revenue using percentage of completion based on costs incurred relative to total expected costs. Our estimate of costs to be incurred to fulfill our promise to a customer is based on our history of manufacturing or constructing similar assets for customers and is updated routinely to reflect changes in quantity or pricing of the inputs. We recognize revenue as we customize the customer's equipment during the manufacturing or integration process and obtain right to payment for work performed. We provide for potential losses on any of these agreements when it is probable that we will incur the loss.

Our billing terms for these over-time contracts vary but are generally based on achieving specified milestones. The differences between the timing of our revenue recognized (based on costs incurred) and customer billings (based on contractual terms) results in changes to our contract asset or contract liability positions.

Performance Obligations Satisfied at a point in time.

We recognize revenue on agreements for non-customized equipment we sell on a standardized basis for sale to the market at a point in time. We recognize revenue at the point in time that the customer obtains control of the good, which is generally no earlier than when the customer has physical possession of the product. We use proof of delivery for certain large equipment with more complex logistics, whereas the delivery of other equipment is estimated based on historical averages of in-transit periods (i.e., time between shipment and delivery).

In situations where arrangements include customer acceptance provisions based on seller or customer-specified objective criteria, we recognize revenue when we have concluded that the customer has control of the goods and that acceptance is likely to occur. We generally do not provide for anticipated losses on point in time transactions prior to transferring control of the equipment to the customer.

Our billing terms for these point in time equipment contracts vary and generally coincide with delivery to the customer; however, within certain businesses, we receive progress payments from customers for large equipment purchases, which is generally to reserve production slots with our manufacturing partners.

Service Performance obligations satisfied over time.

We enter into long-term product service agreements with our customers primarily within our microgrid segment.   These agreements require us to provide preventative maintenance, and standby support services that include certain levels of assurance regarding system performance throughout the contract periods, these contracts will generally range from 5 to 10 years. We account for items that are integral to the maintenance of the equipment as part of our service related performance obligation, unless the customer has a substantive right to make a separate purchasing decision (e.g., equipment upgrade). Contract modifications that extend or revise contract terms are not uncommon and generally result in our recognizing the impact of the revised terms prospectively over the remaining life of the modified contract (i.e., effectively like a new contract). Revenues are recognized for these arrangements on a straight line basis consistent with the nature, timing and extent of our services, which primarily relate to routine maintenance and as needed product repairs. Our billing terms for these contracts vary, but we generally invoice periodically as services are provided.

Variable Consideration

The nature of the company’s contracts gives rise to several types of variable consideration, including claims and unpriced change orders; awards and incentive fees; and liquidated damages and penalties. The company recognizes revenue for variable consideration when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. The company estimates the amount of revenue to be recognized on variable consideration using the expected value (i.e., the sum of a probability-weighted amount) or the most likely amount method, whichever is expected to better predict the amount. Factors considered in determining whether revenue associated with claims (including change orders in dispute and unapproved change orders in regard to both scope and price) should be recognized include the following: (a) the contract or other evidence provides a legal basis for the claim, (b) additional costs were caused by circumstances that were unforeseen at the contract date and not the result of deficiencies in the company’s performance, (c) claim-related costs are identifiable and considered reasonable in view of the work performed, and (d) evidence supporting the claim is objective and verifiable. If the requirements for recognizing revenue for claims or unapproved change orders are met, revenue is recorded only when the costs associated with the claims or unapproved change orders have been incurred. Back charges to suppliers or subcontractors are recognized as a reduction of cost when it is determined that recovery of such cost is probable and the amounts can be reliably estimated. Disputed back charges are recognized when the same requirements described above for claims accounting have been satisfied.

The company generally provides limited warranties for work performed under its engineering and construction contracts. The warranty periods typically extend for a limited duration following substantial completion of the company’s work on a project. Historically, warranty claims have not resulted in material costs incurred.

Practical Expedients

If the company has a right to consideration from a customer in an amount that corresponds directly with the value of the company’s performance completed to date (a service contract in which the company bills a fixed amount for each hour of service provided), the company recognizes revenue in the amount to which it has a right to invoice for services performed.

The company does not adjust the contract price for the effects of a significant financing component if the company expects, at contract inception, that the period between when the company transfers a service to a customer and when the customer pays for that service will be one year or less.

The company has made an accounting policy election to exclude from the measurement of the transaction price all taxes assessed by governmental authorities that are collected by the company from its customers (use taxes, value added taxes, some excise taxes).

For the three months ended December 31, 2018 and 2017, the Company reported revenues of $262,907  and $18,080, respectively.

Retention receivable is the amount withheld by a customer until a contract is completed. Retention receivables of $26,928 and $17,751 were included in the balance of trade accounts receivable as of December 31, 2018 and September 30, 2018, respectively.

Cash and cash equivalents – For purposes of the statements of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. There was $4,622,728 and $412,777 in cash and no cash equivalents as of December 31, 2018 and September 30, 2018, respectively.

Concentration Risk

At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of FDIC limits. As of December 31, 2018, the cash balance in excess of the FDIC limits was $4,372,728. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in these accounts. The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue. (See Note 13 for details.)

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

Earnings (loss) per share – The Company reports earnings (loss) per share in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 260-10 “Earnings Per Share,” which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average common shares outstanding the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. As of December 31, 2018, there are 56,406,617 shares issuable upon exercise of outstanding options, warrants and convertible debt which have been excluded as anti-dilutive.

Fair Value of financial instruments –The carrying value of cash, accounts payable and accrued expenses, and debt (See Notes 6 & 7) approximate their fair values because of the short-term nature of these instruments. Management believes the Company is not exposed to significant interest or credit risks arising from these financial instruments. The carrying amount of the Company’s long-term convertible debt is also stated at fair value of $5,250,000 since the stated rate of interest approximates market rates.

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

Reclassifications – Certain prior year amounts have been reclassified for consistency with the current year presentation. $268,208 in amortization and depreciation expense related to the capitalized software has been reclassified to product development expense for the three months ended December 31, 2017. These reclassifications had no effect on the reported results of operations or net assets of the Company.

Recently issued accounting pronouncements

In June 2018, the FASB issued ASU 2018-07, "Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting," which modifies the accounting for share-based payment awards issued to nonemployees to largely align it with the accounting for share-based payment awards issued to employees. ASU 2018-07 is effective for us for annual periods beginning October 1, 2019. We do not expect the adoption of the standard will impact our financial position or results of operations.

In August 2018, the FASB issued ASU 2018-15, "Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract," which allows for the capitalization of certain implementation costs incurred in a hosting arrangement that is a service contract. ASU 2018-15 allows for either retrospective adoption or prospective adoption to all implementation costs incurred after the date of adoption. ASU 2018-15 is effective for us for annual periods beginning January 1, 2020. We are currently evaluating the impact the adoption of this new standard will have on our financial position and results of operations.

The Company has evaluated all other recent accounting pronouncements, and believes that none of them will have a material effect on the Company's financial position, results of operations or cash flows.

3.    CAPITALIZED SOFTWARE

Capitalized software consists of the following as of December 31, 2018 and September 30, 2018:

	December 31, 2018	September 30, 2018
mVSO software	$4,720,063	$4,708,203
MPulse software	6,461,934	6.334.772
Less: accumulated amortization	(2,605,409)	(2,256,749)
Capitalized Software, net	$8,576,588	$8,786,226

In accordance with ASC 985-20 the Company capitalized $139,022 in software development costs (including capitalized stock compensation cost of $21,250) related to the enhancements created for our mPulse and mVSO 2.0 platforms during the three months ended December 31, 2018.

Capitalized software amortization recorded as product development expense for the three months ended December 31, 2018 and 2017 was $348,660 and $268,208, respectively.

4.    INTANGIBLE ASSETS

Intangible assets consist of the following as of December 31, 2018 and September 30, 2018:

	December 31, 2018	September 30, 2018
Patents	$71,962	$71,962
Websites	16,482	16,482
Brand and Client lists	—	—
Trademarks	5,928	5,928
Engineering trade secrets	4,020,269	4,020,269
Software	—	26,990
Less: accumulated amortization	(1,046,973)	(927,164
Intangible assets, net	$3,067,668	$3,214,467

Amortization expense for the three months ended December 31, 2018 and 2017 was $146,799 and $135,890, respectively.

5. FIXED ASSETS

Fixed assets consist of the following as of December 31, 2018 and September 30, 2018:

	December 31, 2018	September 30, 2018
Machinery and equipment	$127,990	$130,191
Furniture and fixtures	59,380	54,251
Total	187,370	184,442
Less: accumulated depreciation	(108,395)	(97,711)
Fixed assets, net	$78,975	$86,731

Depreciation expense for the three months ended December 31, 2018 and 2017 was $10,684 and $13,575, respectively.

6. LOANS

Long term

	December 31, 2018	September 30, 2018
Long-term loans payable consist of the following:

Promissory notes	$—	$150,000

Total	$—	$150,000

Current

	December 31, 2018	September 30, 2018
Current loans payable consist of the following:

Promissory notes	$541,483	$628,951
Insurance financing loans	—	10,257
Unamortized debt discount	—	(181,629)

Total, net of unamortized discount	$541,483	$457,579

Promissory Notes

On September 5, 2017, the Company executed a 9% secured promissory note with a face value of $150,000 with an investor. Under the terms of the promissory note, the Company received $150,000 and agreed to make monthly interest payments and repay the note principal 24 months from the date of issuance. The note is secured by 150,000 shares which are held in escrow and would be issued to the note holder only in the case of an uncured default. As of December 31, 2018, the Company owed $150,000 in principal and $0 in accrued interest under the terms of the agreement and recorded interest expense of $3,402 and $3,402 during the three months ended December 31, 2018 and 2017, respectively.

On October 6, 2017, the Company executed an unsecured variable interest rate promissory note with a maximum interest rate of 58.3% and a face value of $45,000 with a financial institution. Under the terms of the promissory note the Company received $45,000 and agreed to repay the note evenly over 12 months. As of September 30, 2018, the Company owed $3,750 in principal and $450 in accrued interest under the terms of the agreement. The Company repaid all principal and outstanding interest on October 1, 2018. The Company recorded interest expense of $0 and $5,738 and for the three months ended December 31, 2018 and 2017, respectively.

On November 11, 2017, the Company executed a 10% secured promissory note with a face value of $100,000 with an investor. Under the terms of the promissory note the Company received $100,000 and agreed to make monthly interest payments and repay the note principal 24 months from the date of issuance. The note is secured by 100,000 shares which would be issued to the note holder only in the case of an uncured default. As of December 31, 2018, the Company owed $100,000 in principal and $0 in accrued interest under the terms of the agreement and recorded interest expense of $2,520 and $1,452 and for the three months ended December 31, 2018 and 2017, respectively.

On November 20, 2017, the Company executed a 10% unsecured promissory note with a face value of $80,000 with an investor. Under the terms of the promissory note the Company received $80,000 and agreed to make monthly interest payments and repay the note principal 12 months from the date of issuance. On November 21, 2018, the investor extended the maturity date to December 31, 2018. The Company repaid all principal and outstanding interest on December 31, 2018. The Company recorded interest expense of $2,017 and $899 during the three months ended December 31, 2018 and 2017, respectively.

On December 5, 2017, the Company executed a 9% secured promissory note with a face value of $50,000 with an investor. Under the terms of the promissory note the Company received $50,000 and agreed to make monthly interest payments and repay the note principal 24 months from the date of issuance. The note is secured by 50,000 shares which would be issued to the note holder only in the case of an uncured default. As of December 31, 2018, the Company owed $50,000 in principal and $0 in accrued interest under the terms of the agreement and recorded interest expense of $1,135 and $321 for the three months ended December 31, 2018 and 2017, respectively.

On January 12, 2018, the Company executed an unsecured variable interest rate promissory note with a maximum interest rate of 58.5% and a face value of $18,400 with a financial institution. Under the terms of the promissory note the Company received $18,400 and agreed to repay the note and interest evenly over 12 months. As of September 30, 2018, the Company owed $6,133 in principal and $184 in accrued interest under the terms of the agreement. The Company repaid all principal and outstanding interest on October 1, 2018. The Company recorded interest expense of $0 and $0 and for the three months ended December 31, 2018 and 2017, respectively.

On May 22, 2018, the Company executed an unsecured variable interest rate promissory note with a maximum interest rate of 51.0% and a face value of $24,500 with a financial institution. Under the terms of the promissory note the Company received $24,500 and agreed to repay the note and interest evenly over 12 months. As of September 30, 2018, the Company owed $18,375 in principal and $1,960 in accrued interest under the terms of the agreement. The Company repaid all principal and outstanding interest on October 1, 2018. The Company recorded interest expense of $0 and $0 and for the three months ended December 31, 2018 and 2017, respectively.

On June 15, 2018, we entered into a 10% secured promissory note with a face value of $116,600 pursuant to which we received $110,000, net of an original issue discount of 6% ($6,600). The Company also issued 116,600 5-year warrants exercisable at $0.80 in connection with issuance of the promissory note. The note is secured by the Company’s accounts receivable. Under the terms of the promissory note the Company agreed to make monthly interest payments and repay the note principal on January 31, 2019. As of December 31, 2018, the Company owed $116,600 in principal and $990 in accrued interest under the terms of the agreement and recorded interest expense of $2,939 during the three months ended December 31, 2018. The Company has determined the value associated with the warrants issued in connection with the note to be $110,000 which has been recorded as a debt discount. The aggregate original issue discount, and debt discount related to the warrants have been accreted and charged to interest expenses as a financing expense in the amount of $48,424 for the three months ended December 31, 2018. The unamortized discount as of December 31, 2018 amounted to $0. The Company repaid all principal and outstanding interest on January 2, 2019.

On August 1, 2018, we entered into a 10% secured promissory note with a face value of $130,625 pursuant to which we received $125,000, net of an original issue discount of 4.5% ($5,625). The Company also issued 25,000 5-year warrants exercisable at $0.80 in connection with purchase of the promissory note. The proceeds of the note were used to settle in full a note issued on February 27, 2018. Under the terms of the promissory note the Company agreed to make monthly interest only payments and repay the note principal on January 1, 2019. The note is secured by the Company’s accounts receivable. As of December 31, 2018, the Company owed $124,883 in principal and $0 in accrued interest under the terms of the agreement and recorded interest expense of $3,147 during the three months ended December 31, 2018. The Company has determined the value associated with the warrants issued in connection with the note to be $71,373 which has been recorded as a debt discount. The aggregate original issue discount, and debt discount related to the warrants have been accreted and charged to interest expenses as a financing expense in the amount of $38,499 the three months ended December 31, 2018. The unamortized discount as of December 31, 2018 amounted to $0. The Company repaid all principal and outstanding interest on January 2, 2019.

On August 14, 2018, the Company executed an unsecured variable interest rate promissory note with a maximum interest rate of 58.57% and a face value of $19,600 with a financial institution. Under the terms of the promissory note the Company received $19,600 and agreed to repay the note and interest evenly over 12 months. As of September 30, 2018, the Company owed $17,967 in principal and $784 in accrued interest under the terms of the agreement. The Company repaid all principal and outstanding interest on October 1, 2018. The Company recorded interest expense of $0 and $0 and for the three months ended December 31, 2018 and 2017, respectively.

On September 20, 2018, the Company executed a 10% unsecured promissory note with a face value of $52,500 with an investor, net of an original issue discount of 5% ($2,500). Under the terms of the promissory note the Company received $50,000 and agreed to repay the note principal and all accrued interest on December 31, 2018. The Company also issued 25,000 5-year warrants exercisable at $0.80 in connection with purchase of the promissory note. The Company has determined the value associated with the warrants issued in connection with the notes to be $50,000 which has been recorded as a debt discount. The aggregate original issue discount, and debt discount related to the warrants have been accreted and charged to interest expenses as a financing expense in the amount of $47,353 the three months ended December 31, 2018. The Company repaid all principal and outstanding interest on December 31, 2018. The Company recorded interest expense of $1,323 during the three months ended December 31, 2018.

On September 21, 2018, the Company executed a 10% unsecured promissory note with a face value of $52,500 with an investor, net of an original issue discount of 5% ($2,500). Under the terms of the promissory note the Company received $50,000 and agreed to repay the note principal and all accrued interest on December 31, 2018. The Company also issued 25,000 5-year warrants exercisable at $0.80 in connection with purchase of the promissory note. The Company has determined the value associated with the warrants issued in connection with the notes to be $50,000 which has been recorded as a debt discount. The aggregate original issue discount, and debt discount related to the warrants have been accreted and charged to interest expenses as a financing expense in the amount of $47,353 the three months ended December 31, 2018. On December 31, 2018, the Company settled all obligations under the promissory note through the issuance of 25,000 shares of the Company’s common stock and payment of $25,000 in outstanding principal and interest then outstanding of $1,467. A loss on settlement of debt of $26,225 was recorded related to the settlement of debt. The Company recorded interest expense of $1,323 during the three months ended December 31, 2018.

Insurance financing loans

In February 2018, the Company executed two unsecured 6.1% installment loans with a total face value of $35,089 with a financial institutional to finance its insurance policies. Under the terms of the installment notes the Company received $35,089 and agreed to make equal payments and repay the notes’ principal 10 months from their dates of issuance. The Company repaid all principal and outstanding interest on December 1, 2018.

7. CONVERTIBLE NOTES PAYABLE

Current

Convertible Notes Payable consists of the following:
December 31, 2018

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

The aggregate debt discount has been accreted and charged to interest expenses as a financing expense in the amount of $116,045 during the three months ended December 31, 2018.

As of December 31, 2018, the Company owed $225,000 in principal and $9,764 in accrued interest under the terms of the agreement and recorded interest expense of $6,805 during the three months ended December 31, 2018.

225,000
Unamortized debt discount	(60,000)

Total, net of unamortized discount	$165,000

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

The aggregate debt discount has been accreted and charged to interest expenses as a financing expense in the amount of $168,667 during the three months ended December 31, 2018.

330,000
Unamortized debt discount	(141,167)
Total, net of unamortized discount	$188,833

Total convertible notes, net (short-term)	$353,833

Long-Term convertible notes

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

The transactions described above closed on December 31, 2018. In connection with the issuance of the Debenture and pursuant to the terms of the SPA, the Company issued to the Investor 100,000 shares of common stock and a Common Stock Purchase Warrant to acquire up to 3,083,333 shares of common stock for a term of three years (the “Warrant”) on a cash-only basis at an exercise price of $2.00 per share with respect to 1,250,000 Warrant Shares, $2.50 with respect to 1,000,000 Warrant Shares, $5.00 with respect to 500,000 Warrant Shares and $7.50 with respect to 333,333 Warrant Shares. The warrants and shares issued were fair valued and a debt discount of $4,995,000 was recorded as a result of the issuance of the warrants and shares and the recognition of a beneficial conversion feature on the Debenture. The Company also paid a $5,000 due diligence fee prior to receiving the funding which was also recorded as a debt discount.

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

Principal	$5,250,000
Unamortized debt discount	(5,250,000)
Total, net of unamortized discount	—

Total convertible notes, net (long-term)	$—

On January 7, 2019, the investor converted $2,500,000 in principal and $875,000 in interest as a conversion premium, for 1,784,729 shares of the Company common stock at an effective conversion price of $1.90, due to a trigger event for the Company not filing its annual report on Form 10-K for the fiscal year ended September 30, 2018 on or before December 31, 2018.  While the note is outstanding if the Company does not file all SEC filings when first due it is considered a triggering event which causes the conversion rate to be decreased by 10% and the interest rate to increase by 10%.

8. RELATED PARTY TRANSACTIONS

Matthew Schultz- Chief Executive Officer and Director

The Company has a consulting agreement with Matthew Schultz, our Chief Executive Officer, for management services. In accordance with this agreement, as amended, Mr. Schultz provides services to us in exchange for $15,000 in compensation for services plus a $1,000 medical insurance stipend, each month plus a bonus of 0.5% of gross revenue. The Company has also agreed to reimburse Mr. Schultz for expenses incurred. The term of the agreement is one year and automatically renews until cancelled by either party. During the three months ended December 31, 2018 and 2017, Mr. Schultz earned $48,000 and $48,163, respectively, in accordance with this agreement.

During the year ended September 30, 2018, the Company executed two 15% promissory notes with a total face value of $30,000 with the spouse of the CEO of our Company. Under the terms of the promissory notes the Company received $30,000 and agreed to repay the note on demand. As of December 31, 2018, Company owed $30,000 in principal and $3,966 in accrued interest under the terms of the agreement. The Company recorded interest expense of $1,134 during the three months ended December 31, 2018. On January 1, 2019, the Company settled all remaining obligations under the notes through the payment of all outstanding principal and interest then outstanding.

Zachary Bradford – President, Chief Financial Officer and Director

The Company has a consulting agreement with ZRB Holdings, Inc, an entity wholly owned by Zachary Bradford, our Chief Financial Officer and director, for management services. In accordance with this agreement, as amended, Mr. Bradford provides services to us in exchange for $15,000 in compensation for services plus a $1,000 medical insurance stipend, each month plus a bonus of 0.5% of gross revenue. The Company has also agreed to reimburse Mr. Bradford for expenses incurred. The term of the agreement is one year and automatically renews until cancelled by either party. During the three months ended December 31, 2018 and 2017, Mr. Bradford earned $48,000 and $48,163, respectively, in accordance with this agreement.

During the year ended September 30, 2018, the Company executed eleven 15% promissory notes with a total face value of $189,690 and executed two additional 15% promissory notes with a total face value of $25,030 during the three months ended December 31, 2018 with Zachary Bradford, its President and Chief Financial Officer. Under the terms of the promissory notes the Company received a total of $214,720 and agreed to repay the notes on demand. The Company recorded interest expense of $7,383 during the three months ended December 31, 2018. As of December 31, 2018, Company owed $214,720 in principal and $2,628 in accrued interest under the terms of the agreement. On January 3, 2019, the Company settled all remaining obligations under the notes through the payment of all outstanding principal and interest then outstanding.

During the quarter ended December 31, 2018, the Company paid Blue Chip Accounting, LLC $11,461 for accounting, tax, administrative services and reimbursement for office supplies. Blue Chip Accounting, LLC(“Blue Chip) is 50% beneficially owned by the Company’s CFO and President Zachary Bradford. Blue Chip performed all services at discounted rates and none of the charges were associated with work performed by Mr. Bradford. The services consisted of preparing and filing tax returns, bookkeeping, accounting and administrative support assistance.

Bryan Huber – Chief operations Officer and Director

On August 28, 2018, the Company executed an agreement with Zero Positive, LLC an entity controlled by Mr. Huber. In accordance with the agreement with Zero Positive, LLC, Mr. Huber agreed to provide services to the Company in exchange for $160,000 in annual compensation plus a $500 medical insurance stipend and a bonus of 0.5% of gross revenue. Under the agreement Mr. Huber was also granted a one-time bonus of $50,000, payment of which will be deferred until the Company completes a qualified financing that exceeds three-million dollars or average monthly revenues of the Company exceed one-million dollars for three months. The Company has also agreed to reimburse Zero Positive, LLC for expenses incurred. The term of the agreement is one year and automatically renews until cancelled by either party. During the three months ended December 31, 2018 Mr. Huber and Zero positive earned $41,500 in accordance with this agreement. During the three months ended December 31, 2018, Mr. Huber allowed the Company to defer $10,000 as accrued compensation. The Company owed Zero Positive $68,686 in deferred compensation and reimbursable expenses as of December 31, 2018. Deferred compensation is reported under due to related parties in the consolidated balance sheets.

On September 28, 2018, in connection with the consulting agreement executed with Zero Positive, LLC Company issued warrants to purchase 900,000 shares of common stock at an exercise price of $0.80 per share to Zero Positive. The warrants were valued at $2,607,096 using the Black Scholes option pricing model based upon the following assumptions: term of 10 years, risk free interest rate of 3.05%, a dividend yield of 0% and volatility rate of 191%. The warrants vest as follows: 300,000 vested immediately, the balance vest evenly on the last day of each month over forty-two months beginning August 31, 2018. As of December 31, 2018, 371,429 warrants had vested, and the Company recorded an expense of $124,147 during the three months ended December 31, 2018.

During the three months ended December 31, 2017, the Company had a consulting agreement with Bryan Huber, our Chief Operations Officer, for management services. In accordance with this agreement, as amended, Mr. Huber provided services to us in exchange for $117,000 in annual compensation for services plus a $500 per month stipend and a bonus of 0.5% of gross revenue. The Company also agreed to reimburse Mr. Huber for expenses incurred. During the three months ending December 31, 2017, Mr. Huber earned $30,913 in accordance with this agreement. As of December 31, 2018, the Company owed Mr. Huber $14,764 in deferred Compensation under the prior arrangement. All amounts owned under this agreement were paid to Mr. Huber on January 8, 2019.

Larry McNeill – Chairman of the Board of Directors

During the year ended September 30, 2018, the Company executed eight 15% promissory notes with a total face value of $163,100 and executed an additional 15% promissory note with a total face value of $50,000 during the three months ended December 31, 2018 with Larry McNeill, a Director of the Company. Under the terms of the promissory notes the Company received a total of $213,100 and agreed to repay the notes on demand. The Company recorded interest expense of $8,016 during the three months ended December 31, 2018. On December 31, 2018, the Company settled all remaining obligations under the note through the payment of all outstanding principal and interest then outstanding.

9. STOCKHOLDERS’ EQUITY

Overview

The Company’s authorized capital stock consists of 100,000,000 shares of common stock and 10,000,000 shares of preferred stock, par value $0.001 per share. As of December 31, 2018, there were 36,679,197 shares of common stock issued and outstanding and 1,000,000 shares of preferred stock issued and outstanding.

Common Stock issuances during the three months ended December 31, 2018

During the period commencing October 1, 2018 through December 31, 2018, the Company received $361,800 from 14 investors pursuant to private placement agreements with the investors to purchase 452,250 shares of the Company’s $0.001 par value common stock at a purchase price equal to $0.80 for each share of common stock.

On September 11, 2018, the Company entered into an agreement with Regal Consulting, LLC for investor relations services. Under this agreement the Company agreed to issue 30,000 shares of the Company’s common stock per month as compensation for services plus additional cash compensation. During the three months ended December 31, 2018, the Company issued a total of 90,000 shares of its common stock and incurred $166,000 in cash compensation in accordance with the agreement. Stock compensation of $240,000 was recorded as a result of the stock issued under the agreement.

On October 15, 2018, the Company entered into an agreement with a consultant for services. Under this agreement the Company agreed to issue 30,000 shares of the Company’s common stock which vest evenly over a six-month period from the agreement date. During the three months ended December 31, 2018, the Company recorded stock compensation of $31,731 was recorded as a result of the stock issued under the agreement.

On October 2, 2018, an investor exercised warrants to purchase 3,000 shares of the Company’s $0.001 par value common stock at a purchase price equal to $0.363 for each share of Common stock. The Company receive $1,089 as a result of this exercise.

The Company issued 100,000 shares in relation to a Securities purchase agreement executed on December 31, 2018. (See Note 7 for additional details.)

On December 31, 2018, the Company settled $25,000 of a promissory note (See Note 6) through the issuance of 25,000 shares of the Company’s common stock. The shares were valued at 51,225 and a $26,225 loss on settlement of debt was recorded as a result of the issuance.

Common stock returned during the three months ended December 31, 2017

In connection with the issuance of the Auctus Fund, LLC Convertible Note, the Company issued to Auctus, as a commitment fee 137,500 returnable shares of its common stock. As a result of the conversion of the note on September 21, 2018, the shares were returned to treasury and cancelled on December 21, 2018.

Common Stock issuances during the three months ended December 31, 2017

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

10. STOCK WARRANTS

The following is a summary of stock warrant activity during the three months ended December 31, 2018.

	Number of Warrant Shares	Weighted Average Exercise Price
Balance, September 30, 2018	8,959,299	$0.89
Warrants granted	3,113,333	$3.24
Warrants expired	—	—
Warrants canceled	—	—
Warrants exercised	(3,000)	0.36
Balance, December 31, 2018	12,099,632	$1.50

As of December 31, 2018, the outstanding warrants have a weighted average remaining term of was 3.96 years and an intrinsic value of $10,475,457.

As of December 31, 2018, there are warrants exercisable to purchase 12,099,632 shares of common stock in the Company and 571,429 unvested warrants outstanding that cannot be exercised until vesting conditions are met. 7,661,980 of the warrants require a cash investment to exercise as follows, 50,000 required a cash investment of $0.80 per share, 4,498,647 require a cash investment of $1.50 per share, 1,250,000 require a cash investment of $2.00 per share, 1,030,000 require a cash investment of $2.50 per share, 500,000 require an investment of $5.00 per share and 333,333 require a cash investment of $7.50 per share. 4,437,652 of the outstanding warrants contain provisions allowing a cashless exercise at their respective exercise price.

Warrant activity for the three months ended December 31, 2018

On October 15, 2018, the Company entered into an agreement with a consultant for services. Under this agreement the Company agreed to issue 30,000 warrants to purchase shares of the Company’s common stock at an exercise price of $2.50 for a period of five years which vest evenly over a six-month period from the agreement date. During the three months ended December 31, 2018, the Company recorded stock compensation of $31,650 was recorded as a result of the stock issued under the agreement. The warrants were valued using the black-Scholes valuation model.

On December 31, 2018, in connection with a Securities purchase agreement (see note 7 for additional details) the Company issued Common Stock Purchase Warrants to acquire up to 3,083,333 shares of common stock for a term of three years on a cash-only basis at an exercise price of $2.00 per share with respect to 1,250,000 Warrant Shares, $2.50 with respect to 1,000,000 Warrant Shares, $5.00 with respect to 500,000 Warrant Shares and $7.50 with respect to 333,333 Warrant Shares.

On August 28, 2018, in connection with the Consulting agreement executed with Zero Positive, LLC. the Company issued warrants to purchase 900,000 shares of common stock at an exercise price of $0.80 per share to Zero Positive. The warrants were valued at $2,607,096 using the Black Scholes option pricing model. The warrants vest as follows: 300,000 warrants vested immediately, the balance vest evenly on the last day of each month over the forty-two months beginning August 31, 2018. As of December 31, 2018, 371,429 warrants had vested, and the Company recorded an expense of $124,147 during the three months ended December 31, 2018. (See Note 8 for additional details.)

The Black-Scholes model utilized the following inputs to value the warrants granted during the three months ended December 31, 2018:

Fair value assumptions – Warrants:	December 31, 2018
Risk free interest rate	2.46% -3.01%
Expected term (years)	3-5
Expected volatility	265-268%
Expected dividends	0%

Warrant activity for the three months ended December 31, 2017

On December 13, 2017, an investor exercised warrants to purchase 27,548 shares of the Company’s $0.001 par value common stock at a purchase price equal to $0.363 for each share of Common stock. The Company receive $10,000 as a result of this exercise.

As of December 31, 2018, the Company expects to recognize $1,531,152 of stock-based compensation for the non-vested outstanding warrants over a weighted-average period of 3.08 years.

11. STOCK OPTIONS

The Company sponsors a stock-based incentive compensation plan known as the 2017 Incentive Plan (the “Plan”), which was established by the Board of Directors of the Company on June 19, 2017. A total of 3,000,000 shares were initially reserved for issuance under the Plan. As of December 31, 2018, there were 2,622,379 shares available for issuance under the plan.

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

The following is a summary of stock option activity during the three months ended December 31, 2018.

	Number of Option Shares	Weighted Average Exercise Price
Balance, September 30, 2018	319,206	$1.18
Options granted	57,785	$1.68
Options expired	—	—
Options canceled	—	—
Options exercised	—	—
Balance, December 31, 2018	376,991	$1.26

As of December 31, 2018, there are options exercisable to purchase 329,731 shares of common stock in the Company and 47,260 unvested options outstanding that cannot be exercised until vesting conditions are met. As of December 31, 2018, the outstanding options have a weighted average remaining term of was 2.41 years and an intrinsic value of $445,234.

Option activity for the three months ended December 31, 2018

During the three months ended December 31, 2018, the Company issued 57,785 options to purchase shares of common stock to employees, the shares were granted at quoted market prices ranging from $1.51 to $5.90. The shares were valued at issuance using the Black Scholes model and stock compensation expense of $95,000 was recorded as a result of the issuances.

On March 10, 2018 the Company issued a total of 250,000 options to four consultants for advisory services. The options vest evenly 12 months from issuance. The options expire 24 months after issuance and require a cash investment to exercise. The options were valued at issuance using the Black Scholes model at $342,500 and amortized of the term of the agreement. During the three months ended December 31, 2018, $126,678 was been expensed as stock-based compensation.

The Black-Scholes model utilized the following inputs to value the options granted during the three months ended December 31, 2018:

Fair value assumptions – Options:	December 31, 2018
Risk free interest rate	2.84-2.90%
Expected term (years)	3
Expected volatility	266%-271%
Expected dividends	0%

Option activity for the three months ended December 31, 2017

During the three months ended December 31, 2017, the Company issued 10,874 options to purchase shares of the common stock to employees, the shares were granted at quoted market prices between 2.44 and $3.45. The shares were valued at issuance using the Black Scholes model and stock compensation expense of $24,749 was recorded as a result of the issuances.

The Black-Scholes model utilized the following inputs to value the options granted during the three months ended December 31, 2017:

Fair value assumptions – Options:	December 31, 2017
Risk free interest rate	1.61-1.90%
Expected term (years)	3
Expected volatility	116%-149%
Expected dividends	0%

As of December 31, 2018, the Company expects to recognize $24,296 of stock-based compensation for the non-vested outstanding options over a weighted-average period of 0.19 years.

12. COMMITMENTS AND CONTINGENCIES

Office leases

The Company’s corporate offices are located at 70 North Main Street, Suite 105, Bountiful, Utah 84010. The Company occupies the leased space on a month to month basis at a rate of $850 per month. Future minimum lease payments under the operating leases for the facilities as of December 31, 2018, are $0.

On May 15, 2018, the Company executed a 37-month lease agreement, which commenced on July 1, 2018 at 4360 Viewridge Avenue, Suite C, San Diego, California. The agreement calls for the Company to make payments of $4,057 in base rent per month through July 31, 2021 subject to an annual 3% rent escalation. Future minimum lease payments under the operating leases for the facilities as of December 31, 2018, are as follows:

Fiscal year ending September 30, 2019	$36,878
Fiscal year ending September 30, 2020	$50,521
Fiscal year ending September 30, 2021	$43,170

Contracts and awards

The Company was awarded a $900,000 contract from Bethel-Webcor JV. Under the contract terms we will install a turn-key advanced microgrid system at the U.S. Marine Corps Base Camp Pendleton. The contract is in direct support of the United States Department of Navy's communication information system (CIS) operations complex at the U.S. Marine Corps Base Camp Pendleton that was recently awarded to the Joint-Venture. The Company began on-site work for this project in February of 2018 and expects to complete its scope of work in early 2019.

13.   MAJOR CUSTOMERS AND VENDORS

For the three months ended December 31, 2018 and 2017, the Company had the following customers that represented more than 10% of sales.

	December 31, 2018	December 31, 2017
Bethel-Webcor JV-1	51.4%	—
Macerich	45.9%	—
Considine Companies	—	26.0%
ClearSun Solar Corp	—	36.5%
Firenze	—	30.4%

For the three months ended December 31, 2018 and 2017, the Company had the following suppliers that represented more than 10% of direct material costs.

	December 31, 2018	December 31, 2017
CED Greentech	22.9%	—
Rainwise, Inc.	19.0%	—
Schweitzer Engineering Laboratories	37.4%	—
Inductive automation	17.1%	—

14.    SUBSEQUENT EVENTS

Issuance of Common stock

During the period commencing January 1, 2019 through February 13, 2018, the Company issued 60,000 shares of the Company’s $0.001 par value common stock to Regal Consulting, LLC for investor relations services.

Warrant exercise

On January 7, 2019, a total of 1,444,170 shares of the Company’s common stock were issued in connection with the cashless exercise of 1,500,000 common stock warrants with an exercise prices of $0.083.

Issuance of Stock options to employees

During the period commencing January 1, 2019 through February 13, the Company issued 57,720 options to purchase shares of common stock to employees, the shares were granted at quoted market prices ranging from $2.05 to $2.22.

Loans from related parties

During the three months ended September 30, 2018, the Company executed two 15% promissory notes with a total face value of $30,000 with the spouse of the CEO of our Company. Under the terms of the promissory notes the Company received $30,000 and agreed to repay the note on demand. As of December 31, 2018, Company owed $30,000 in principal and $3,966 in accrued interest under the terms of the agreement. The Company recorded interest expense of $1,134 during the three months ended December 31, 2018. On January 1, 2019, the Company settled all remaining obligations under the notes through the payment of all outstanding principal and interest then outstanding.

During the year ended September 30, 2018, the Company executed eleven 15% promissory notes with a total face value of $189,690 and executed two additional 15% promissory notes with a total face value of $20,030 during the three months ended December 31, 2018 with Zachary Bradford, its President and Chief Financial Officer. Under the terms of the promissory notes the Company received a total of $214,720 and agreed to repay the notes on demand. The Company recorded interest expense of $7,383 during the three months ended December 31, 2018. As of December 31, 2018, Company owed $214,720 in principal and $2,628 in accrued interest under the terms of the agreement. On January 3, 2019, the Company settled all remaining obligations under the notes through the payment of all outstanding principal and interest then outstanding.

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

Conversion of convertible debt

On January 7, 2019, pursuant to the Debenture issued on December 31, 2018 (see Note 7), the investor converted $2,500,000 in principal and $875,000 in interest as a conversion premium, for 1,784,729 shares of the Company common stock at an effective conversion price of $1.90, due to a trigger event for the Company not filing its annual report on Form 10-K for the fiscal year ended September 30, 2018 on or before December 31, 2018.

Repayment of Promissory Notes

Subsequent to December 31, 2018, the Company settled 2 promissory notes (See Note 6) through the repayment of outstanding principal and accrued interest totaling to $241,483 and $2,040, respectively.

On January 22, 2019, CleanSpark entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Pioneer Critical Power, Inc., a Delaware corporation (“Pioneer”), and CleanSpark Acquisition, Inc., a Delaware corporation and wholly-owned subsidiary of CleanSpark (“Merger Sub”).

The Merger Agreement provides that, subject to the terms and conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”), with Pioneer surviving the Merger as a wholly-owned subsidiary of CleanSpark. At the effective time of the Merger, the issued and outstanding common shares of Pioneer will automatically be converted into the right to receive: (i) 1,750,000 of the common stock of CleanSpark, (ii) a five-year warrant to purchase 500,000 shares of CleanSpark common stock at an exercise price of $1.60 per share, and (iii) a five-year warrant to purchase 500,000 shares of CleanSpark common stock at an exercise price of $2.00 per share. The Merger closed on January 22, 2019 with the filing of a Certificate of Merger in Delaware.

Support Agreements

As a condition to the Merger Agreement, on January 22, 2019, CleanSpark and Pioneer Power Solutions, Inc. (“Pioneer Power”), a Delaware corporation and sole shareholder of Pioneer prior to the Merger, entered into a Non-Competition and Non-Solicitation Agreement whereby Pioneer Power agreed, among other things, to not compete with the Company or solicit employees or customers of the Company for a period of four years.

As another condition to the Merger Agreement, on January 22, 2019, CleanSpark, the Company and Pioneer Power entered into an Indemnity Agreement, whereby Pioneer Power agreed to indemnify CleanSpark for any claims made by Myers Power Products, Inc. in the case titled Myers Power Products, Inc. v. Pioneer Power Solutions, Inc., Pioneer Custom Electrical Products, Corp., et al., Los Angeles County Superior Court Case No. BC606546 (“Myers Power Case”) as they may relate to Pioneer or CleanSpark post-closing of the Merger Agreement.

Finally, as another condition to the Merger Agreement, on January 22, 2019, CleanSpark and Pioneer Power entered into a Contract Manufacturing Agreement, whereby Pioneer Power shall exclusively manufacture parallel switchgears, automatic transfer switches and related control and circuit protective equipment for CleanSpark for a period of eighteen months.

Termination of agreement

As previously disclosed, on May 2, 2018, CleanSpark, Inc. entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Pioneer Custom Electric Products Corp. (the “Seller”). By amendment, the closing of the transactions was contemplated by the Purchase Agreement to occur prior to December 31, 2018.

On December 27, 2018, the parties to the Purchase Agreement entered into a letter amendment (the “Amendment”) to extend the Termination Date of the Purchase Agreement from December 31, 2018 until on or before January 16, 2019 (the “Extension”).

On January 22, 2019, the parties to the Purchase Agreement executed a Termination of Asset Purchase Agreement and mutually terminate the Purchase Agreement.

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

We refer to the operations surrounding the above plug-and-play energy solution as our Distributed Energy Management Business (the “DER Business”). The main assets of our DER Business include our propriety software systems (“Systems”) and also our engineering and methodology trade secrets. The Distributed Energy Systems and microgrids that utilize our Systems are capable of providing secure, sustainable energy with significant cost savings for our energy customers. The Systems allow customers to design, engineer, construct and then efficiently manage renewable energy generation, storage and consumption.

Integral to our Distributed Energy Business is our mPulse and mVSO software platforms (the “Platforms”). When the Platforms are implemented on a customer’s power system they are able to control the distributed energy resources on site to provide secure, sustainable energy often at significant cost savings for our energy customers. The Platforms allows customers to efficiently manage renewable energy generation, other distributed energy generation technologies including energy generation assets, energy storage assets, and energy consumption assets. By having autonomous control over the distributed facets of energy usage and energy storage, customers are able to reduce their dependency on utilities, thereby keeping energy costs relatively constant over time. The overall aim is to transform energy consumers into energy producers by supplying power that anticipates their routine instead of interrupting it.

Our Switchgear Acquisition

As an energy technology company, part of our business model is to assess our technologies, product offerings and business direction and determine whether any strategic acquisitions would benefit us. In line with our focus, on January 22, 2019 we have acquired   the outstanding capital stock of Pioneer Critical Power, Inc., a Delaware corporation, which we have since renamed and redomiciled to the State of Nevada and changd the name to CleanSpark Critical Power Systems Inc.

As consideration for the transaction, we issued to Pioneer Power Solutions, Inc. (“Pioneer Power”) a total of 1,750,000 shares of our common stock, a 5-year warrant to purchase 500,000 shares of our common stock at an exercise price of $1.60 per share and a 5-year warrant to purchase 500,000 shares of our common stock at an exercise price of $2.00 per share.

The parties also signed additional agreements in connection with the transaction, as previously disclosed in our SEC filings, mainly requiring Pioneer Power to indemnify us in certain circumstances and restricting Pioneer Power from engaging in a competing business.

We also signed a Contract Manufacturing Agreement, whereby Pioneer Power shall exclusively manufacture parallel switchgears, automatic transfer switches and related control and circuit protective equipment for us, for a period of eighteen months.

We plan to utilize the new intellectual property we gained from the acquisition and the manufacturing agreement in place to enter into the switchgear equipment sales industry. We acquired executed contracts and purchase orders, which we expect will result in significant gross sales during early 2019, as well as hired personnel to operate this new line of business.

As a result of this transaction, the parties terminated a contemplated asset purchase arrangement previously disclosed in our SEC filings.

Results of operations for the three months ended December 31, 2018 and 2017

Revenues

We earned revenues of $262,907 during the three months ending December 31, 2018, as compared with $18,080 in revenues for the same period ended 2017.

Most of our revenue for three months ended December 31, 2018 was in the form of design, engineering and construction revenue from the CleanSpark side of our business. This income is the result of contracts to perform engineering design and construction services for distributed energy and microgrid systems. We hope to generate more significant revenue from customers through the sale and licensing of our Software platforms in the future. However, we are unable to estimate with any degree of certainty the amount of future revenues, if any, from existing or future software contracts. Also, we do not anticipate earning significant revenues from our Gasifier business until such time that we have fully developed our technology and are able to market our products.

Gross Profit

Our cost of revenues were $223,326 for the three months ended December 31, 2018, resulting in gross profit of $39,581, as compared with cost of revenues of $6,468 for the three months ended December 31, 2017, resulting in gross profit of $11,612.

Our cost of revenues for the three months ended December 31, 2018   was mainly the result of materials, subcontractors and direct labor expense.

Material expenses increased to $18,658 for the three months ended December 31, 2018, from $730 for the same period ended 2017. Our materials expense for the three months ended December 31,   2018 and 2017 consisted mainly of the cost of solar panels and energy storage and related components.

Direct labor increased to $53,716 for the three months ended December 31, 2018, from $2,858 for the same period ended 2017. Our direct labor expenses for the three months ended December 31,   2018 and 2017 consisted mainly of allocated payroll costs of employees and consultants.

Subcontractor expenses increased to $147,271 for the three months ended December 31, 2018, from $2,880 for the same period ended 2017. Our subcontractor expenses for the three months ended December 31,   2018 and 2017 consisted mainly of fees charged by subcontractors for installation of solar panels and energy storage.

Operating Expenses

We had operating expenses of $1,779,490 for the three months ended December 31, 2018, as compared with $1,051,996 for the three months ended December 31, 2017.

Professional fees increased to $1,016,007 for the three months ended December 31, 2018, from $155,001 for the same period ended December 31, 2017. Our professional fees expenses for the three months ended December 31, 2018 consisted mainly of officer consulting fees of $137,500, consulting fees of $180,620, and audit and review fees of $61,584 and stock-based compensation of $554,206. Our professional fees expenses for the three months ended December 31, 2017 consisted mainly of officer consulting fees of $90,000, sales consulting fees of $30,004, and audit and review fees of $15,000.

Professional fees increased in 2018 mainly as a result of increased stock-based compensation and other consulting related to increased business development efforts and audit and legal fees in connection with our SEC reporting obligations.

Payroll expenses decreased to $160,351 for the three months ended December 31, 2018, from $258,198 for the same period ended 2017. Our payroll expenses for the three months ended December 31, 2018 consisted mainly of salary and wages expense of $86,601 and employee stock-based compensation of $73,750. Our payroll expenses for the three months ended December 31, 2017 consisted mainly of salary and wages expense of $233,449 and employee stock-based compensation of $24,749.

General and administrative fees increased to $96,989 for the three months ended December 31, 2018, from $75,942 for the same period ended 2017. Our general and administrative expenses for the three months ended December 31, 2018 consisted mainly of travel expenses of $4,278, rent expenses of $19, 404 , insurance expenses of $14,757, dues and subscriptions of $38,451 and office expense of $5,428. Our general and administrative expenses for the three months ended December 31, 2017 consisted mainly of travel expenses of $13,425, rent expenses of $15,729, insurance expenses of $18,258, dues and subscriptions of $14,238   and office expense of $3,803.

Product development expense increased to $348,660 for the three months ended December 31, 2018, from $344,871 for the same period ended 2017. Our product development expenses for the three months ended December 31, 2018 and 2017 consisted mainly of amortization of capitalized software.

Depreciation and amortization expense decreased to $157,483   for the three months ended December 31, 2018, from $215,669 for the same period ended 2017.

We expect that our operating expenses will increase in future quarters as we further implement our business plan. As we execute on customer contracts we may be required to hire and compensate additional personnel and support increased operational costs.

Other Expenses

Other expenses increased to $543,642 for the three months ended December 31, 2018, from $16,131 for the same period ended December 31, 2017. Our other expenses for the three months ended December 31, 2018 consisted mainly of loss on settlement of debts of $26,225, and interest expense of $517,417. Our other expenses for the three months ended December 31, 2017 consisted of interest expense of $16,131.

Net Loss

We recorded a net loss of $2,283,551 for the three months ended December 31, 2018, as compared with a net loss of $1,056,515 for the same period ended December 31, 2017.

Liquidity and Capital Resources

As of December 31, 2018, we had total current assets of $4,798,220, consisting of cash, accounts receivable, and prepaid expenses and other current assets, and total assets in the amount of $21,441,309. Our total current liabilities as of December 31, 2018 were $1,610,465. We had working capital of $3,187,755 as of December 31, 2018.

Operating activities used $666,444 in cash for the three months ended December 31, 2018, as compared with $384,864 for the same period ended December 31, 2017. Our net loss of $2,283,551 was the main component of our negative operating cash flow for the three months ended December 31, 2018, offset mainly by loss on settlement of debt of $26,225, depreciation and amortization of $157,483, amortization of capitalized software of $348,660, amortization of debt discounts of $466,341 and stock based compensation of $627,955. Our net loss of $1,056,515 was the main component of our negative operating cash flow for the three months ended December 31, 2017, offset mainly by depreciation and amortization of $215,669, amortization of capitalized software of $344,871 and stock based compensation of $24,749.

Cash flows used by investing activities during the three months ended December 31, 2018 was $120,700, as compared with $17,640 for the same period ended December 31, 2017. Our investment in the capitalized software of $117,772 and purchase of fixed assets of $2,928 were the main components of our negative investing cash flow for the three months ended December 31, 2018. Our investment in the capitalized software of $12,550, investment in intangible assets of $2,907 and purchase of fixed assets of $2,183 was the main component of our negative investing cash flow for the three months ended December 31, 2017.

Cash flows provided by financing activities during the three months ended December 31, 2018 amounted to $4,997,095, as compared with $387,288 for the three months ended December 31, 2017. Our positive cash flows from financing activities for the year ended December 31, 2018 consisted of $361,801 in proceeds from the sale of common stock, $4,995,000 in net proceeds from convertible notes and $75,030 from related party debts off-set by repayments of $222,725 on promissory notes and repayments of $213,100 on related party debts. Our positive cash flows from financing activities for the three months ended December 31, 2017 consisted mainly of proceeds from long term loans of $150,000, the sale of stock of $137,500 and short term notes of $125,000 offset by repayments of $15,212 on promissory notes and repayments of $20,000 on related party debts.

Off Balance Sheet Arrangements

As of December 31, 2018, there were no off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

In June 2018, the FASB issued ASU 2018-07, "Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting," which modifies the accounting for share-based payment awards issued to nonemployees to largely align it with the accounting for share-based payment awards issued to employees. ASU 2018-07 is effective for us for annual periods beginning October 1, 2019. We do not expect the adoption of the standard will impact our financial position or results of operations.

In August 2018, the FASB issued ASU 2018-15, "Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract," which allows for the capitalization of certain implementation costs incurred in a hosting arrangement that is a service contract. ASU 2018-15 allows for either retrospective adoption or prospective adoption to all implementation costs incurred after the date of adoption. ASU 2018-15 is effective for us for annual periods beginning January 1, 2020. We are currently evaluating the impact the adoption of this new standard will have on our financial position and results of operations.

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

Item 4.     Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2018. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2018, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of December 31, 2018, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2018 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

On August 28, 2018, in connection with the Consulting agreement executed with Zero Positive, LLC, we issued warrants to purchase 900,000 shares of common stock at an exercise price of $0.80 per share to Zero Positive.

During the period commencing October 1, 2018 through December 31, 2018, we received $361,800 from 14 investors pursuant to private placement agreements with the investors to purchase 452,250 shares of our common stock at a purchase price equal to $0.80 for each share of common stock.

On September 11, 2018, we entered into an agreement with Regal Consulting, LLC for investor relations services. Under this agreement we agreed to issue 30,000 shares of our common stock per month as compensation for services plus additional cash compensation. During the three months ended December 31, 2018, we issued a total of 90,000 shares of our common stock in accordance with the agreement.

On October 15, 2018, we entered into an agreement with a consultant for services. Under this agreement the Company agreed to issue 30,000 shares of the Company’s common stock which vest evenly over a six-month period from the agreement date. We also agreed to issue 30,000 warrants to purchase shares of our common stock at an exercise price of $2.50 for a period of five years which vest evenly over a six-month period from the agreement date.

On October 2, 2018, an investor exercised warrants to purchase 3,000 shares of our common stock at a purchase price equal to $0.363 for each share of Common stock. We received $1,089 as a result of this exercise.

We issued 100,000 shares in relation to a Securities purchase agreement executed on December 31, 2018.

On December 31, 2018, we settled $25,000 of a promissory note through the issuance of 25,000 shares of our common stock.

On December 31, 2018, in connection with a Securities purchase agreement, we issued Common Stock Purchase Warrants to acquire up to 3,083,333 shares of common stock for a term of three years on a cash-only basis at an exercise price of $2.00 per share with respect to 1,250,000 Warrant Shares, $2.50 with respect to 1,000,000 Warrant Shares, $5.00 with respect to 500,000 Warrant Shares and $7.50 with respect to 333,333 Warrant Shares.

During the period commencing January 1, 2019 through February 13, 2018, we issued 60,000 shares of our common stock to Regal Consulting, LLC for investor relations services.

On January 7, 2019, a total of 1,444,170 shares of our common stock were issued in connection with the cashless exercise of 1,500,000 common stock warrants with an exercise prices of $0.083.

During the period commencing January 1, 2019 through February 13, we issued 57,720 options to purchase shares of the common stock to employees, the shares were granted at quoted market prices ranging from $2.05 to $2.22.

On January 7, 2019, pursuant to the Debenture issued on December 31, 2018 (see Note 7), the investor converted $2,500,000 in principal and $875,000 in interest as a conversion premium, for 1,784,729 shares of the Company common stock at an effective conversion price of $1.90, due to a trigger event for the Company not filing its annual report on Form 10-K for the fiscal year ended September 30, 2018 on or before December 31, 2018.

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

Item 3.     Defaults upon Senior Securities

None

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
10.1	Amended Employment Agreement for S. Matthew Schultz dated February 8, 2019
10.2	Amended Employment Agreement for Zachary Bradford dated February 8, 2019
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2018 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	February 14, 2019

By: /s/ S. Matthew Schultz S. Matthew Schultz Title: Chief Executive Officer

Date:	February 14, 2019

By: /s/Zachary K. Bradford Zachary K Bradford Title: Chief Financial Officer

