Form 10-Q
period 2019-03-31
CLEANSPARK, INC.
filed 2019-05-15
CIK 827876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

[ ] Large accelerated filer	[ ] Accelerated filer
[X] Non-accelerated filer	[X] Smaller reporting company
[ ] Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 44,309,282 shares as of May 14, 2019

2

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of March 31, 2019 and September 30, 2018 (unaudited);

F-2	Consolidated Statements of Operations for the three and six months ended March 31, 2019 and 2018 (unaudited);

F-3	Consolidated Statements of Stockholders’ Equity for the six months ended March 31, 2019 and 2018 (unaudited);
F-4	Consolidated Statements of Cash Flow for the six months ended March 31, 2019 and 2018 (unaudited);

F-5	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended March 31, 2019 are not necessarily indicative of the results that can be expected for the full year.

3

CLEANSPARK INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2019	September 30, 2018
ASSETS
Current assets
Cash	$1,565,261	$412,777
Accounts receivable	430,144	34,141
Contract assets	—	52,439
Prepaid expense and other current assets	308,564	49,023
Total current assets	2,303,969	548,380

Fixed assets, net	91,194	86,731
Capitalized Software, net	8,472,538	8,786,226
Intangible assets, net	8,650,536	3,214,467
Goodwill	4,919,858	4,919,858

Total assets	$24,438,095	$17,555,662

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$253,191	$131,724
Contract liabilities	2,242	—
Convertible notes, net of unamortized discounts	—	69,121
Due to related parties	65,949	308,373
Loans from related parties	—	382,790
Loans payable, net of unamortized discounts	361,136	457,579
Total current liabilities	682,518	1,349,587

Long- term liabilities
Convertible notes, net of unamortized discounts	212,674	—
Loans payable	—	150,000

Total liabilities	895,192	1,499,587

Stockholders' equity
Common stock; $0.001 par value; 100,000,000 shares authorized; 43,059,282 and 36,116,447 shares issued and outstanding as of March 31, 2019 and September 30, 2018, respectively	43,059	36,116
Preferred stock; $0.001 par value; 10,000,000 shares authorized; 1,000,000 and 1,000,000 shares issued and outstanding as of March 31, 2019 and September 30, 2018, respectively	1,000	1,000
Additional paid-in capital	100,486,466	82,958,490
Accumulated earnings (deficit)	(76,987,622)	(66,939,531)
Total stockholders' equity	23,542,903	16,056,075

Total liabilities and stockholders' equity	$24,438,095	$17,555,662

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEANSPARK INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018

Revenues, net	$723,899	$120,265	$986,806	$138,345

Cost of revenues	592,018	77,277	815,344	83,745

Gross profit	131,881	42,988	171,462	54,600

Operating expenses
Professional fees	1,406,269	331,891	2,422,276	486,892
Payroll expenses	313,170	107,775	473,521	365,973
Product development	341,081	357,345	689,741	702,662
Research and development	—	646	—	2,961
General and administrative expenses	159,408	64,566	256,397	140,508
Depreciation and amortization	499,636	207,519	657,119	422,742
Total operating expenses	2,719,564	1,069,742	4,499,054	2,121,738

Loss from operations	(2,587,683)	(1,026,754)	(4,327,592)	(2,067,138)

Other income (expense)
Gain (loss) on settlement of debt	6,800	—	(19,425)	—
Gain (loss) on derivative liability	—	(64,700)	—	(64,700)
Interest expense	(5,183,657)	(33,288)	(5,701,074)	(49,419)
Total other income (expense)	(5,176,857)	(97,988)	(5,720,499)	(114,119)

Net loss	$(7,764,540)	$(1,124,742)	$(10,048,091)	$(2,181,257)

Basic loss per common share	$(0.19)	$(0.03)	$(0.26)	$(0.06)

Basic weighted average common shares outstanding	41,219,633	33,766,781	38,848,179	34,039,090

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEANSPARK INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(UNAUDITED)

For the Six months Ended March 31, 2019
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance, September 30, 2018	1,000,000	1,000	36,116,447	36,116	82,958,490	(66,939,531)	16,056,075
Shares issued for services	—	—	120,000	120	271,611	—	271,731
Options and warrants issued for services	—	—	—	—	377,475	—	377,475
Shares issued upon exercise of warrants	—	—	3,000	3	1,085	—	1,088
Beneficial conversion feature and shares and warrants issued with convertible debt	—	—	100,000	100	4,994,900	—	4,995,000
Shares issued for direct investment	—	—	452,250	452	361,348	—	361,800
Shares issued for settlement of debt	—	—	25,000	25	51,200		51,225
Commitment shares returned and cancelled	—	—	(137,500)	(137)	137		—
Net loss	—	—	—	—	—	(2,283,551)	(2,283,551)
Balance, December 31, 2018	1,000,000	1,000	36,679,197	36,679	89,016,246	(69,223,082)	19,830,843
Shares issued for services	—	—	90,000	90	328,598	—	328,688
Options and warrants issued for services	—	—	—	—	350,888	—	350,888
Shares issued upon exercise of warrants	—	—	2,178,964	2,179	(2,179)	—	—
Shares issued upon conversion of debt	—	—	2,498,621	2,499	4,722,501	—	4,725,000
Shares and warrants issued under asset purchase agreement	—	—	1,750,000	1,750	6,070,274	—	6,072,024
Commitment shares returned and cancelled	—	—	(137,500)	(138)	138	—	—
Net loss	—	—	—	—	—	(7,764,540)	(7,764,540)
Balance, March 31, 2019	1,000,000	1,000	43,059,282	43,059	100,486,466	(76,987,622)	23,542,903

For the Six months Ended March 31, 2018
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance, September 30, 2017	1,000,000	1,000	33,409,471	33,409	40,240,468	(19,933,366)	20,341,511
Options and warrants issued for services	—	—	—	—	24,749	—	24,749
Shares issued upon exercise of warrants	—	—	27,548	27	9,973	—	10,000
Shares issued for direct investment	—	—	171,875	172	137,328	—	137,500
Net loss	—	—	—	—	—	(1,056,515)	(1,056,515)
Balance, December 31, 2018	1,000,000	1,000	33,608,894	33,608	40,412,518	(20,989,881)	19,457,245
Options and warrants issued for services	—	—	—	—	601,845	—	601,845
Shares issued upon exercise of warrants	—	—	586,975	587	21,431	—	22,018
Shares issued for direct investment	—	—	43,000	43	34,357	—	34,400
Beneficial conversion feature and shares issued with convertible debt	—	—	237,500	238	218,488	—	218,726
Shares issued for settlement of debt	—	—	13,301	13	11,958	—	11,971
Net loss	—	—	—	—	—	(1,124,742)	(1,124,742)
Balance, March 31, 2018	1,000,000	1,000	34,489,670	34,489	41,300,597	(22,114,623)	19,221,463

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEANSPARK INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	March 31, 2019	March 31, 2018
Cash Flows from Operating Activities
Net loss	$(10,048,091)	$(2,181,257)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	1,283,782	169,076
Depreciation and amortization	657,119	422,742
Amortization of capitalized software	689,741	691,310
Loss on derivative liability	—	64,700
Loss on settlement of debt	19,425	—
Amortization of debt discount	5,605,182	11,323
Changes in assets and liabilities
(Increase) decrease in prepaid expenses and other current assets	(259,541)	(155,089)
Decrease in costs in excess of billings	54,681	—
(Increase) decrease in accounts receivable	(396,003)	(13,283)
Increase in accounts payable	128,267	187,623
Increase (decrease) in due to related parties	(242,424)	149,691
Net cash used in operating activities	(2,507,862)	(653,164)

Cash Flows from investing
Purchase of intangible assets	—	(5,964)
Purchase of fixed assets	(25,627)	(14,197)
Investment in capitalized software	(331,053)	(122,150)
Net cash used in investing activities	(356,680)	(142,311)

Cash Flows from Financing Activities
Payments on promissory notes	(481,675)	(35,189)
Proceeds from promissory notes	78,603	453,489
Proceeds from related part debts	75,030	144,100
Payments on related party debts	(457,820)	(40,000)
Proceeds from convertible debt, net of issuance costs	4,995,000	184,250
Payments on convertible debts	(555,000)	—
Proceeds from exercise of warrants	1,088	—
Proceeds from issuance of common stock	361,800	203,919
Net cash provided by financing activities	4,017,026	910,569

Net increase in Cash	1,152,484	115,094

Beginning cash balance	412,777	57,128

Ending cash balance	$1,565,261	$172,222

Supplemental disclosure of cash flow information
Cash paid for interest	$49,750	$36,602
Cash paid for tax	$—	$—

Non-Cash investing and financing transactions
Shares issued as collateral returned to treasury	$275	$—
Stock issued to promissory notes	$51,225	$11,970
Debt discount on convertible debt	$4,995,000	$—
Shares and warrants issued for asset acquisition	$6,070,274	$—
Shares issued for conversion of debt and accrued interest	$4,725,000	—
Cashless exercise of options	$2,179	$387
Returnable shares issued as deposit on convertible debts	$—	$218,625
Option expense capitalized as software development costs	$45,000	$—

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

In December 2014, the Company changed its name to Stratean Inc. through a short-form merger in order to better reflect its new business plan.

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

On January 22, 2019, CleanSpark entered into an Agreement with Pioneer Critical Power, Inc., whereby it acquired certain intellectual property assets and clients lists. As consideration the Company issued to its sole shareholder (i) 1,750,000 of the common stock of CleanSpark, (ii) a five-year warrant to purchase 500,000 shares of CleanSpark common stock at an exercise price of $1.60 per share, and (iii) a five-year warrant to purchase 500,000 shares of CleanSpark common stock at an exercise price of $2.00 per share. As a result of the transaction Pioneer Critical Power Inc. became a wholly owned subsidiary of CleanSpark Inc. On February 1, 2019, Pioneer Critical Power, Inc. was renamed CleanSpark Critical Power Systems, Inc.

Line of Business

Through CleanSpark, LLC, the Company provides microgrid solutions to military, commercial and residential properties.

The services offered consist of turn-key microgrid implementation services, microgrid design and engineering, project development consulting services and solar photovoltaic installation and consulting. The work is performed under fixed price bid contracts and negotiated price contracts. The Company performed all of its work in California during the six months ended March 31, 2019.

Through CleanSpark Critical Power Systems, Inc., the Company provides customer hardware solutions for distributed energy systems that serve military and commercial residential properties. The equipment is generally sold under negotiated price contracts.

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

The Company has incurred losses for the past several years while developing infrastructure and its software platforms. As shown in the accompanying unaudited consolidated financial statements, the Company incurred net losses of $10,048,091 during the six months ended March 31, 2019. In response to these conditions and to ensure the Company has sufficient capital for ongoing operations for a minimum of 12 months we have raised additional capital through the sale of debt and equity securities pursuant to a registration statement on Form S-3. (See Note 7 for additional details.) As of March 31, 2019, the Company had working capital of approximately $1,621,451.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of CleanSpark, Inc., and its wholly owned operating subsidiaries, CleanSpark, LLC, CleanSpark, II, LLC and CleanSpark Critical Power Systems Inc. All material intercompany transactions have been eliminated upon consolidation of these entities.

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

Engineering & Construction Contracts and Service Contracts

The company recognizes engineering and construction contract revenue over time, as performance obligations are satisfied, due to the continuous transfer of control to the customer. Engineering and construction contracts are generally accounted for as a single unit of account (a single performance obligation) and are not segmented between types of services. The company recognizes revenue based primarily on contract cost incurred to date compared to total estimated contract cost (an input method). The input method is the most faithful depiction of the company’s performance because it directly measures the value of the services transferred to the customer. Customer-furnished materials, labor and equipment and, in certain cases, subcontractor materials, labor and equipment, are included in revenue and cost of revenue when management believes that the company is acting as a principal rather than as an agent (i.e., the company integrates the materials, labor and equipment into the deliverables promised to the customer). Customer-furnished materials are only included in revenue and cost when the contract includes construction activity and the company has visibility into the amount the customer is paying for the materials or there is a reasonable basis for estimating the amount. The company recognizes revenue, but not profit, on certain uninstalled materials that are not specifically produced, fabricated, or constructed for a project. Revenue on these uninstalled materials is recognized when the cost is incurred (when control is transferred). Changes to total estimated contract cost or losses, if any, are recognized in the period in which they are determined as assessed at the contract level. Pre-contract costs are expensed as incurred unless they are expected to be recovered from the client. Project mobilization costs are generally charged to project costs as incurred when they are an integrated part of the performance obligation being transferred to the client. Customer payments on engineering and construction contracts are typically due within 30 to 45 days of billing, depending on the contract.

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

Contract assets represent revenue recognized in excess of amounts billed and include unbilled receivables (typically for cost reimbursable contracts) of $0 and contract work in progress (typically for fixed-price contracts) of $0 as of March 31, 2019. Unbilled receivables, which represent an unconditional right to payment subject only to the passage of time, are reclassified to accounts receivable when they are billed under the terms of the contract. Advances that are payments on account of contract assets of $0 and $0 as of March 31, 2019 and September 30, 2018, respectively, have been deducted from contract assets. Contract liabilities represent amounts billed to clients in excess of revenue recognized to date. The Company recorded $2,242 and $0 in contract liabilities as of March 31, 2019 and September 30, 2018, respectively.

Revenues from Sale of Equipment

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

For the six months ended March 31, 2019 and 2018, the Company reported revenues of $986,806 and $138,345, respectively.

Retention receivable is the amount withheld by a customer until a contract is completed. Retention receivables of $42,105 and $17,751 were included in the balance of trade accounts receivable as of March 31, 2019 and September 30, 2018, respectively.

Cash and cash equivalents – For purposes of the statements of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of six months or less to be cash equivalents. There was $1,565,261 and $412,777 in cash and no cash equivalents as of March 31, 2019 and September 30, 2018, respectively.

Concentration Risk

At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of FDIC limits. As of March 31, 2019, the cash balance in excess of the FDIC limits was $1,315,261. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in these accounts. The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue. (See Note 17 for details.)

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

Earnings (loss) per share – The Company reports earnings (loss) per share in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 260-10 “Earnings Per Share,” which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average common shares outstanding the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. As of March 31, 2019, there are 25,870,166 shares issuable upon exercise of outstanding options, warrants and convertible debt which have been excluded as anti-dilutive.

Fair Value of financial instruments –The carrying value of cash, accounts payable and accrued expenses, and debt (See Notes 6 & 7) approximate their fair values because of the short-term nature of these instruments. Management believes the Company is not exposed to significant interest or credit risks arising from these financial instruments. The carrying amount of the Company’s long-term convertible debt is also stated at fair value of $1,750,000 since the stated rate of interest approximates market rates.

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

•	Level 1	Quoted prices in active markets for identical assets or liabilities. These are typically obtained from real-time quotes for transactions in active exchange markets involving identical assets.
•	Level 2	Quoted prices for similar assets and liabilities in active markets; quoted prices included for identical or similar assets and liabilities that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. These are typically obtained from readily-available pricing sources for comparable instruments.
•	Level 3	Unobservable inputs, where there is little or no market activity for the asset or liability. These inputs reflect the reporting entity’s own beliefs about the assumptions that market participants would use in pricing the asset or liability, based on the best information available in the circumstances.

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

In August 2018, the FASB issued ASU 2018-15, "Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract," which allows for the capitalization of certain implementation costs incurred in a hosting arrangement that is a service contract. ASU 2018-15 allows for either retrospective adoption or prospective adoption to all implementation costs incurred after the date of adoption. ASU 2018-15 is effective for fiscal years beginning after December 15, 2019. We are currently evaluating the impact the adoption of this new standard will have on our financial position and results of operations.

In February 2016, the FASB issued ASU 2016-02, “Leases” (“ASC 842”). The guidance requires lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Lessor accounting is similar to the current model, but updated to align with certain changes to the lessee model and the new revenue recognition standard. Existing sale-leaseback guidance, including guidance for real estate, is replaced with a new model applicable to both lessees and lessors. ASC 842 is effective for fiscal years beginning after December 15, 2018. We are currently evaluating the impact the adoption of this new standard will have on our financial position and results of operations.

The Company has evaluated all other recent accounting pronouncements, and believes that none of them will have a material effect on the Company's financial position, results of operations or cash flows.

3. ACQUISITION OF PIONEER CRITICAL POWER, INC. AND RELATED ASSETS

On January 22, 2019, CleanSpark entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Pioneer Critical Power, Inc., a Delaware corporation (the “Pioneer”), and CleanSpark Acquisition, Inc., a Delaware corporation and wholly-owned subsidiary of CleanSpark (“Merger Sub”).

The Merger Agreement provides that, subject to the terms and conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”), with Pioneer surviving the Merger as a wholly-owned subsidiary of CleanSpark. At the effective time of the Merger, the issued and outstanding common shares of Pioneer were automatically converted into the right to receive: (i) 1,750,000 of the common stock of CleanSpark, (ii) a five-year warrant to purchase 500,000 shares of CleanSpark common stock at an exercise price of $1.60 per share, and (iii) a five-year warrant to purchase 500,000 shares of CleanSpark common stock at an exercise price of $2.00 per share. The Merger closed on January 22, 2019 with the filing of a Certificate of Merger in Delaware.

The Company accounted for the acquisition of Pioneer as an asset acquisition under ASC 805, because the assets acquired did not meet the definition of a business under ASC 805-10-55-4 as it lacked a substantive process   at the time of acquisition.

The Company determined the fair value of the consideration in accordance with ASC 820 was as follows:

Consideration	Fair Value
1,750,000 shares of common stock	$3,867,500
500,000 warrants @$1.60	1,102,417
500,000 warrants @$2.00	1,102,107
Total Consideration	$6,072,024

The Company allocated the purchase price to the identifiable assets as follows:

Purchase Price Allocation
Engineering designs	$250,000
UL files	100,000
Customer list & non-compete agreement	5,722,024
$6,072,024

On February 1, 2019, Pioneer Critical Power, Inc. was renamed CleanSpark Critical Power Systems, Inc.

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

Finally, as another condition to the Merger Agreement, on January 22, 2019, CleanSpark and Pioneer Power entered into a Contract Manufacturing Agreement, whereby Pioneer Power shall exclusively manufacture parallel switchgears, automatic transfer switches and related control and circuit protective equipment for CleanSpark for a period of eighteen months. The agreement did not create exclusivity for Pioneer and CleanSpark may have other providers perform contract manufacturing services, as desired.

4.    CAPITALIZED SOFTWARE

Capitalized software consists of the following as of March 31, 2019 and September 30, 2018:

	March 31, 2019	September 30, 2018
mVSO software	$4,869,549	$4,708,203
mPulse software	6,549,479	6,334,772
Less: accumulated amortization	(2,946,490)	(2,256,749)
Capitalized Software, net	$8,472,538	$8,786,226

In accordance with ASC 985-20 the Company capitalized $376,053 in software development costs (including capitalized stock compensation cost of $45,000) related to the enhancements created for our mPulse and mVSO 2.0 platforms during the six months ended March 31, 2019.

Capitalized software amortization recorded as product development expense for the six months ended March 31, 2019 and 2018 was $689,741 and $691,310, respectively.

5.    INTANGIBLE ASSETS

Intangible assets consist of the following as of March 31, 2019 and September 30, 2018:

	March 31, 2019	September 30, 2018
Patents	$71,962	$71,962
Websites	16,482	16,482
Brand and Client lists	5,722,024	—
Trademarks	5,928	5,928
Engineering trade secrets	4,370,269	4,020,269
Software	—	26,990
Less: accumulated amortization	(1,536,129)	(927,164)
Intangible assets, net	$8,650,536	$3,214,467

Amortization expense for the six months ended March 31, 2019 and 2018 was $635,955 and $395,919, respectively.

6. FIXED ASSETS

Fixed assets consist of the following as of March 31, 2019 and September 30, 2018:

	March 31, 2019	September 30, 2018
Machinery and equipment	$136,890	$130,191
Furniture and fixtures	73,179	54,251
Total	210,069	184,442
Less: accumulated depreciation	(118,875)	(97,711)
Fixed assets, net	$91,194	$86,731

Depreciation expense for the six months ended March 31, 2019 and 2018 was $21,164 and $26,841, respectively.

7. LOANS

Long term

Long-term loans payable consist of the following:	March 31, 2019	September 30, 2018

Promissory notes	$—	$150,000

Total	$—	$150,000

Current

Current loans payable consist of the following:	March 31, 2019	September 30, 2018

Promissory notes	$300,000	$628,951
Insurance financing loans	61,136	10,257
Unamortized debt discount	—	(181,629)

Total, net of unamortized discount	$361,136	$457,579

Promissory Notes

On September 5, 2017, the Company executed a 9% secured promissory note with a face value of $150,000 with an investor. Under the terms of the promissory note, the Company received $150,000 and agreed to make monthly interest payments and repay the note principal 24 months from the date of issuance. The note is secured by 150,000 shares which are held in escrow and would be issued to the note holder only in the case of an uncured default. As of March 31, 2019, the Company owed $150,000 in principal and $1,146 in accrued interest under the terms of the agreement and recorded interest expense of $6,729 and $6,731 during the six months ended March 31, 2019 and 2018, respectively.

On October 6, 2017, the Company executed an unsecured variable interest rate promissory note with a maximum interest rate of 58.3% and a face value of $45,000 with a financial institution. Under the terms of the promissory note the Company received $45,000 and agreed to repay the note evenly over 12 months. As of September 30, 2018, the Company owed $3,750 in principal and $450 in accrued interest under the terms of the agreement. The Company repaid all principal and outstanding interest on October 1, 2018. The Company recorded interest expense of $0 and $9,563 and for the six months ended March 31, 2019 and 2018, respectively.

On November 11, 2017, the Company executed a 10% secured promissory note with a face value of $100,000 with an investor. Under the terms of the promissory note the Company received $100,000 and agreed to make monthly interest payments and repay the note principal 24 months from the date of issuance. The note is secured by 100,000 shares which would be issued to the note holder only in the case of an uncured default. As of March 31, 2019, the Company owed $100,000 in principal and $849 in accrued interest under the terms of the agreement and recorded interest expense of $4,985 and $3,918 and for the six months ended March 31, 2019 and 2018, respectively.

On November 20, 2017, the Company executed a 10% unsecured promissory note with a face value of $80,000 with an investor. Under the terms of the promissory note the Company received $80,000 and agreed to make monthly interest payments and repay the note principal 12 months from the date of issuance. On November 21, 2018, the investor extended the maturity date to December 31, 2018. The Company repaid all principal and outstanding interest on December 31, 2018. The Company recorded interest expense of $2,017 and $2,871 during the six months ended March 31, 2019 and 2018, respectively.

On December 5, 2017, the Company executed a 9% secured promissory note with a face value of $50,000 with an investor. Under the terms of the promissory note the Company received $50,000 and agreed to make monthly interest payments and repay the note principal 24 months from the date of issuance. The note is secured by 50,000 shares which would be issued to the note holder only in the case of an uncured default. As of March 31, 2019, the Company owed $50,000 in principal and $383 in accrued interest under the terms of the agreement and recorded interest expense of $2,247 and $1,430 for the six months ended March 31, 2019 and 2018, respectively.

On January 12, 2018, the Company executed an unsecured variable interest rate promissory note with a maximum interest rate of 58.5% and a face value of $18,400 with a financial institution. Under the terms of the promissory note the Company received $18,400 and agreed to repay the note and interest evenly over 12 months. As of September 30, 2018, the Company owed $6,133 in principal and $184 in accrued interest under the terms of the agreement. The Company repaid all principal and outstanding interest on October 1, 2018. The Company recorded interest expense of $0 and $1,472 and for the six months ended March 31, 2019 and 2018, respectively.

On May 22, 2018, the Company executed an unsecured variable interest rate promissory note with a maximum interest rate of 51.0% and a face value of $24,500 with a financial institution. Under the terms of the promissory note the Company received $24,500 and agreed to repay the note and interest evenly over 12 months. As of September 30, 2018, the Company owed $18,375 in principal and $1,960 in accrued interest under the terms of the agreement. The Company repaid all principal and outstanding interest on October 1, 2018. The Company recorded interest expense of $0 and $0 and for the six months ended March 31, 2019 and 2018, respectively.

On June 15, 2018, the Company entered into a 10% secured promissory note with a face value of $116,600 pursuant to which the Company received $110,000, net of an original issue discount of 6% ($6,600). The Company also issued 116,600 5-year warrants exercisable at $0.80 in connection with issuance of the promissory note. The note is secured by the Company’s accounts receivable. Under the terms of the promissory note, the Company agreed to make monthly interest payments and repay the note principal on January 31, 2019. As of March 31, 2019, the Company owed $0 in principal and $0 in accrued interest under the terms of the agreement and recorded interest expense of $3,217 during the six months ended March 31, 2019. The Company determined the value associated with the warrants issued in connection with the note to be $110,000 which was recorded as a debt discount. The aggregate original issue discount, and debt discount related to the warrants have been accreted and charged to interest expenses as a financing expense in the amount of $48,424 for the six months ended March 31, 2019. The unamortized discount as of March 31, 2019 amounted to $0. The Company repaid all principal and outstanding interest on January 2, 2019.

On August 1, 2018, the Company entered into a 10% secured promissory note with a face value of $130,625 pursuant to which the Company received $125,000, net of an original issue discount of 4.5% ($5,625). The Company also issued 25,000 5-year warrants exercisable at $0.80 in connection with purchase of the promissory note. The proceeds of the note were used to settle in full a note issued on February 27, 2018. The Company determined the value associated with the warrants issued in connection with the note to be $71,373 which was recorded as a debt discount. The aggregate original issue discount, and debt discount related to the warrants have been accreted and charged to interest expenses as a financing expense in the amount of $38,499 the six months ended March 31, 2019. The unamortized discount as of March 31, 2019 amounted to $0. . The Company repaid all principal and outstanding interest on January 2, 2019. The note is secured by the Company’s accounts receivable. As of March 31, 2019, the Company owed $0 in principal and $0 in accrued interest under the terms of the agreement and recorded interest expense of $3,003 during the six months ended March 31, 2019.

On August 14, 2018, the Company executed an unsecured variable interest rate promissory note with a maximum interest rate of 58.57% and a face value of $19,600 with a financial institution. Under the terms of the promissory note the Company received $19,600 and agreed to repay the note and interest evenly over 12 months. As of September 30, 2018, the Company owed $17,967 in principal and $784 in accrued interest under the terms of the agreement. The Company repaid all principal and outstanding interest on October 1, 2018. The Company recorded interest expense of $0 and $0 and for the six months ended March 31, 2019 and 2018, respectively.

On September 20, 2018, the Company executed a 10% unsecured promissory note with a face value of $52,500 with an investor, net of an original issue discount of 5% ($2,500). Under the terms of the promissory note the Company received $50,000 and agreed to repay the note principal and all accrued interest on December 31, 2018. The Company also issued 25,000 5-year warrants exercisable at $0.80 in connection with purchase of the promissory note. The Company determined the value associated with the warrants issued in connection with the notes to be $50,000 which was recorded as a debt discount. The aggregate original issue discount, and debt discount related to the warrants have been accreted and charged to interest expenses as a financing expense in the amount of $47,353 the six months ended March 31, 2019. The Company repaid all principal and outstanding interest on December 31, 2018. The Company recorded interest expense of $1,323 during the six months ended March 31, 2019.

On September 21, 2018, the Company executed a 10% unsecured promissory note with a face value of $52,500 with an investor, net of an original issue discount of 5% ($2,500). Under the terms of the promissory note the Company received $50,000 and agreed to repay the note principal and all accrued interest on December 31, 2018. The Company also issued 25,000 5-year warrants exercisable at $0.80 in connection with purchase of the promissory note. The Company has determined the value associated with the warrants issued in connection with the notes to be $50,000 which has been recorded as a debt discount. The aggregate original issue discount, and debt discount related to the warrants have been accreted and charged to interest expenses as a financing expense in the amount of $47,353 the six months ended March 31, 2019. On December 31, 2018, the Company settled all obligations under the promissory note through the issuance of 25,000 shares of the Company’s common stock and payment of $25,000 in outstanding principal and interest then outstanding of $1,467. A loss on settlement of debt of $26,225 was recorded related to the settlement of debt. The Company recorded interest expense of $1,323 during the six months ended March 31, 2019.

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

On February 11, 2019, the Company executed an unsecured 5.6% installment loan with a total face value of $78,603 with a financial institutional to finance its insurance policies. Under the terms of the installment notes the Company received $76,800 and agreed to make equal payments and repay the note 10 months from the date of issuance. As of March 31, 2018, $61,136 in principal remained outstanding.

8. CONVERTIBLE NOTES PAYABLE

Convertible note repayments

EMA Financial, LLC – August 21, 2018 Promissory Note

On January 3, 2019, the Company settled all remaining obligations under the EMA note through the payment of all outstanding principal, prepayment penalties and interest then outstanding of $225,000, $35,000 and $10,736, respectively. The unamortized debt discount on the note of $176,045 was fully amortized to interest expense during the six months ended March 31, 2019.

In connection with the issuance of the Note, the Company issued to the Purchaser, as a commitment fee, 137,500 returnable shares of its common stock. As a result of the repayment the shares were returned to treasury and cancelled on January 8, 2019.

Labrys Fund, LP – September 19, 2018 Promissory Note

On January 3, 2019, the Company settled all remaining obligations under the Labrys Fund, LP note through the payment of all outstanding principal and interest then outstanding of $330,000 and $11,609, respectively. The unamortized discount on the note of $309,834 was fully amortized to interest expense during the six months ended March 31, 2019.

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

While the note is outstanding if Triggering Events occur the conversion rate may be decreased by 10% and the interest rate increased by 10% for each Triggering Event.

Principal	$1,750,000
Unamortized debt discount	(1,537,326)
Total, net of unamortized discount	212,674

Total convertible notes, net (long-term)	$212,674

The aggregate debt discount has been accreted and charged to interest expenses as a financing expense in the amount of $3,712,674 during the six months ended March 31, 2019.

On January 7, 2019, the investor converted $2,500,000 in principal and $875,000 in interest as a conversion premium, for 1,784,729 shares of the Company common stock at an effective conversion price of $1.89, due to a trigger event for the Company not filing its annual report on Form 10-K for the fiscal year ended September 30, 2018 on or before December 31, 2018.

On March 6, 2019, the investor converted $1,000,000 in principal and $350,000 in interest as a conversion premium, for 713,892 shares of the Company common stock at an effective conversion price of $1.89, due to a trigger event for the Company not filing its annual report on Form 10-K for the fiscal year ended September 30, 2018 on or before December 31, 2018.

 9. RELATED PARTY TRANSACTIONS

Matthew Schultz- Chief Executive Officer and Director

The Company has a consulting agreement with Matthew Schultz, our Chief Executive Officer, for management services. In accordance with this agreement, as amended, Mr. Schultz earned $190,140 and $96,516, respectively during the six months ended March 31, 2019 and 2018. The term of the agreement is one year and automatically renews until cancelled by either party.

During the year ended September 30, 2018, the Company executed two 15% promissory notes with a total face value of $30,000 with the spouse of the CEO of our Company. Under the terms of the promissory notes the Company received $30,000 and agreed to repay the note on demand. . On January 1, 2019, the Company settled all remaining obligations under the notes through the payment of all outstanding principal and interest then outstanding. As of March 31, 2019, Company owed $0 in principal and $0 in accrued interest under the terms of the agreements. The Company recorded interest expense of $1,147 during the six months ended March 31, 2019.

Zachary Bradford – President, Chief Financial Officer and Director

The Company has a consulting agreement with ZRB Holdings, Inc, an entity wholly owned by Zachary Bradford, our Chief Financial Officer and director, for management services. In accordance with this agreement, as amended, Mr. Bradford earned $190,140 and $96,516, respectively during the six months ended March 31, 2019 and 2018. The term of the agreement is one year and automatically renews until cancelled by either party.

During the year ended September 30, 2018, the Company executed eleven 15% promissory notes with a total face value of $189,690 and executed two additional 15% promissory notes with a total face value of $25,030 during the six months ended March 31, 2019 with Zachary Bradford, its President and Chief Financial Officer. Under the terms of the promissory notes the Company received a total of $214,720 and agreed to repay the notes on demand. The Company recorded interest expense of $7,648 during the six months ended March 31, 2019. On January 3, 2019, the Company settled all remaining obligations under the notes through the payment of all outstanding principal and interest then outstanding. As of March 31, 2019, Company owed $0 in principal and $0 in accrued interest under the terms of the agreement.

During the six months ended March 31, 2019, the Company paid Blue Chip Accounting, LLC $11,461 for accounting, tax, administrative services and reimbursement for office supplies. Blue Chip Accounting, LLC(“Blue Chip) is 50% beneficially owned by the Company’s CFO and President Zachary Bradford. Blue Chip performed all services at discounted rates and none of the charges were associated with work performed by Mr. Bradford. The services consisted of preparing and filing tax returns, bookkeeping, accounting and administrative support assistance.

Bryan Huber – Chief Operations Officer and Director

On August 28, 2018, the Company executed an agreement with Zero Positive, LLC an entity controlled by Mr. Huber. In accordance with the agreement with Zero Positive, LLC, Mr. Huber earned $85,209, during the six months ended March 31, 2019.

Under the agreement Mr. Huber was also granted a one-time bonus of $50,000 on August 28, 2018, payment of which will be deferred until certain conditions are met. As of March 31, 2019, the bonus had not been paid. The term of the agreement is one year and automatically renews until cancelled by either party.

On September 28, 2018, in connection with the consulting agreement executed with Zero Positive, LLC Company issued warrants to purchase 900,000 shares of common stock at an exercise price of $0.80 per share to Zero Positive. The warrants were valued at $2,607,096 using the Black Scholes option pricing model based upon the following assumptions: term of 10 years, risk free interest rate of 3.05%, a dividend yield of 0% and volatility rate of 191%. The warrants vest as follows: 300,000 vested immediately, the balance vest evenly on the last day of each month over forty-two months beginning August 31, 2018. As of March 31, 2019, 414,286 warrants had vested, and the Company recorded an expense of $248,295 during the six months ended March 31, 2019.

During the six months ended March 31, 2018, the Company had a consulting agreement with Bryan Huber, our Chief Operations Officer, for management services. In accordance with this agreement, as amended, Mr. Huber earned $61,500 during the six month ending March 31, 2018.

Larry McNeill – Chairman of the Board of Directors

During the year ended September 30, 2018, the Company executed eight 15% promissory notes with a total face value of $163,100 and executed an additional 15% promissory note with a total face value of $50,000 during the six months ended March 31, 2019 with Larry McNeill, a Director of the Company. Under the terms of the promissory notes the Company received a total of $213,100 and agreed to repay the notes on demand. The Company recorded interest expense of $8,016 during the six months ended March 31, 2019. On December 31, 2018, the Company settled all remaining obligations under the note through the payment of all outstanding principal and interest then outstanding.

Effective January 1, 2019, the Company agreed to pay non-executive board members $2,500 per month. Mr. McNeil earned $7,500 in Board compensation during the six month ending March 31, 2019.

10. STOCKHOLDERS’ EQUITY

Overview

The Company’s authorized capital stock consists of 100,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share. As of March 31, 2019, there were 43,059,282 shares of common stock issued and outstanding and 1,000,000 shares of preferred stock issued and outstanding.

Common Stock issuances during the six months ended March 31, 2019

During the period commencing October 1, 2018 through December 31, 2018, the Company received $361,800 from 14 investors pursuant to private placement agreements with the investors to purchase 452,250 shares of the Company’s $0.001 par value common stock at a purchase price equal to $0.80 for each share of common stock.

On September 11, 2018, the Company entered into an agreement with Regal Consulting, LLC for investor relations services. Under this agreement the Company agreed to issue 30,000 shares of the Company’s common stock per month as compensation for services plus additional cash compensation. During the six months ended March 31, 2019, the Company issued a total of 180,000 shares of its common stock in accordance with the agreement. Stock compensation of $531,600 was recorded as a result of the stock issued under the agreement.

On October 15, 2018, the Company entered into an agreement with a consultant for services. Under this agreement the Company agreed to issue 30,000 shares of the Company’s common stock which vest evenly over a six-month period from the agreement date. During the six months ended March 31, 2019, the Company recorded stock compensation of $68,819 was recorded as a result of the stock issued under the agreement.

On October 2, 2018, an investor exercised warrants to purchase 3,000 shares of the Company’s $0.001 par value common stock at a purchase price equal to $0.363 for each share of Common stock. The Company receive $1,089 as a result of this exercise.

The Company issued 100,000 shares in relation to a Securities purchase agreement executed on December 31, 2018. (See Note 7 for additional details.)

On December 31, 2018, the Company settled $25,000 of a promissory note (See Note 7) through the issuance of 25,000 shares of the Company’s common stock. The shares were valued at 51,225 and a $26,225 loss on settlement of debt was recorded as a result of the issuance.

On January 7, 2019, a total of 1,444,170 shares of the Company’s common stock were issued in connection with the cashless exercise of 1,500,000 common stock warrants at an exercise price of $0.083.

On January 7, 2019, an investor converted $2,500,000 in principal and $875,000 in interest as a conversion premium, for 1,784,729 shares of the Company common stock at an effective conversion price of $1.89.  (see Note 8 for additional details.)

On January 22, 2019, in accordance with a merger agreement the Company issued 1,750,000 shares of the Company’s common stock. (see note 3 for additional details.)

On February 26, 2019, a total of 246,227 shares of the Company’s common stock were issued in connection with the cashless exercise of 250,000 common stock warrants at an exercise price of $0.083.

On March 6, 2019, the investor converted $1,000,000 in principal and $350,000 in interest as a conversion premium, for 713,892 shares of the Company common stock at an effective conversion price of $1.89.  (see Note 8 for additional details.)

On March 26, 2019, a total of 488,567 shares of the Company’s common stock were issued in connection with the cashless exercise of 500,000 common stock warrants at an exercise price of $0.083.

Common stock returned during the six months ended March 31, 2019

In connection with the issuance of the Auctus Fund, LLC Convertible Note, the Company issued to Auctus, as a commitment fee 137,500 returnable shares of its common stock. As a result of the conversion of the note on September 21, 2018, the shares were returned to treasury and cancelled on December 21, 2018.

In connection with the issuance of the EMA Financial, LLC Convertible Note, the Company issued to EMA, as a commitment fee 137,500 returnable shares of its common stock. As a result, of the repayment of the note on January 3, 2019, the shares were returned to treasury and cancelled on January 8, 2019.

Common Stock issuances during the six months ended March 31, 2018

During the period commencing October 1, 2018 through March 31, 2018, the Company received $171,900 from 14 investors pursuant to private placement agreements with the investors to purchase 214,875 shares of the Company’s $0.001 par value common stock at a purchase price equal to $0.80 for each share of Common stock.

On December 13, 2017, an investor exercised warrants to purchase 27,548 shares of the Company’s $0.001 par value common stock at a purchase price equal to $0.363 for each share of Common stock. The Company received $10,000 as a result of this exercise.

On January 19, 2018, an investor exercised warrants to purchase 180,000 shares of the Company’s $0.001 par value common stock at a purchase price equal to $0.083 for each share of Common stock. The Company received $14,940 as a result of this exercise.

On January 19, 2018, an investor exercised warrants to purchase 15,000 shares of the Company’s $0.001 par value common stock at a purchase price equal to $0.363 for each share of Common stock. The Company received $5,445 as a result of this exercise.

On January 29, 2018, an investor exercised warrants to purchase 4,500 shares of the Company’s $0.001 par value common stock at a purchase price equal to $0.363 for each share of Common stock. The Company received $1,633 as a result of this exercise.

On February 8, 2018, an investor exercised 456,000 warrants to purchase shares of the Company’s $0.001 par value common stock at a purchase price equal to $0.367 for each share of Common stock. The investor elected to use the cashless exercise option and as a result the Company issued 387,475 shares of common stock.

11. STOCK WARRANTS

The following is a summary of stock warrant activity during the six months ended March 31, 2019.

	Number of Warrant Shares	Weighted Average Exercise Price
Balance, September 30, 2018	8,989,299	$0.89
Warrants granted	4,113,333	$2.89
Warrants expired	—	—
Warrants canceled	—	—
Warrants exercised	(2,253,000)	0.36
Balance, March 31, 2019	10,840,632	$1.81

As of March 31, 2019, the outstanding warrants have a weighted average remaining term of was 5.28 years and an intrinsic value of $20,216,703.

As of March 31, 2019, there are warrants exercisable to purchase 10,357,918 shares of common stock in the Company and 482,714   unvested warrants outstanding that cannot be exercised until vesting conditions are met. 7,661,980 of the warrants require a cash investment to exercise as follows, 50,000 required a cash investment of $0.80 per share, 4,498,647 require a cash investment of $1.50 per share, 1,250,000 require a cash investment of $2.00 per share, 1,030,000 require a cash investment of $2.50 per share, 500,000 require an investment of $5.00 per share and 333,333 require a cash investment of $7.50 per share. 3,178,652 of the outstanding warrants contain provisions allowing a cashless exercise at their respective exercise price.

Warrant activity for the six months ended March 31, 2019

On October 15, 2018, the Company entered into an agreement with a consultant for services. Under this agreement the Company agreed to issue 30,000 warrants to purchase shares of the Company’s common stock at an exercise price of $2.50 for a period of five years which vest evenly over a six-month period from the agreement date. During the six months ended March 31, 2019, the Company recorded stock compensation of $68,643 as a result of the stock issued under the agreement. The warrants were valued using the black-Scholes valuation model.

On December 31, 2018, in connection with a Securities purchase agreement (see note 8 for additional details) the Company issued Common Stock Purchase Warrants to acquire up to 3,083,333 shares of common stock for a term of three years on a cash-only basis at an exercise price of $2.00 per share with respect to 1,250,000 Warrant Shares, $2.50 with respect to 1,000,000 Warrant Shares, $5.00 with respect to 500,000 Warrant Shares and $7.50 with respect to 333,333 Warrant Shares.

On August 28, 2018, in connection with the Consulting agreement executed with Zero Positive, LLC the Company issued warrants to purchase 900,000 shares of common stock at an exercise price of $0.80 per share to Zero Positive. The warrants were valued at $2,607,096 using the Black Scholes option pricing model. The warrants vest as follows: 300,000 warrants vested immediately, the balance vest evenly on the last day of each month over the forty-two months beginning August 31, 2018. As of March 31, 2019, 371,429 warrants had vested, and the Company recorded an expense of $248,295 during the six months ended March 31, 2019. (See Note 9 for additional details.)

On January 22, 2019, in accordance with a merger agreement, CleanSpark issued; a five-year warrant to purchase 500,000 shares of CleanSpark common stock at an exercise price of $1.60 per share, and a five-year warrant to purchase 500,000 shares of CleanSpark common stock at an exercise price of $2.00 per share. (see note 3 for additional details.) The warrants were valued at $1,102,417 and $1,102,107, respectively.

The Black-Scholes model utilized the following inputs to value the warrants granted during the six months ended March 31, 2019:

Fair value assumptions – Warrants:	March 31, 2019
Risk free interest rate	2.46% -3.01%
Expected term (years)	3-5
Expected volatility	265-268%
Expected dividends	0%

On January 7, 2019, a total of 1,444,170 shares of the Company’s common stock were issued in connection with the cashless exercise of 1,500,000 common stock warrants with an exercise prices of $0.083.

On February 26, 2019, a total of 246,227 shares of the Company’s common stock were issued in connection with the cashless exercise of 250,000 common stock warrants at an exercise price of $0.083.

On March 26, 2019, a total of 488,567 shares of the Company’s common stock were issued in connection with the cashless exercise of 500,000 common stock warrants at an exercise price of $0.083.

As of March 31, 2019, the Company expects to recognize $1,407,004 of stock-based compensation for the non-vested outstanding warrants over a weighted-average period of 2.83 years.

Warrant activity for the six months ended March 31, 2018

On December 13, 2017, an investor exercised warrants to purchase 27,548 shares of the Company’s $0.001 par value common stock at a purchase price equal to $0.363 for each share of Common stock. The Company received $10,000 as a result of this exercise.

On January 1, 2018, the Company issued warrants to purchase 100,000 shares of common stock at an exercise price of $0.80 per share to an advisor for business advisory services. The warrants were valued at $234,095 using the Black Scholes option pricing model based upon the following assumptions: term of 5 years, risk free interest rate of 2.01%, a dividend yield of 0% and volatility rate of 158%. The warrants vest evenly over the six month services period ended June 30, 2018.

On January 19, 2018, an investor exercised warrants to purchase 180,000 shares of the Company’s $0.001 par value common stock at a purchase price equal to $0.083 for each share of Common stock. The Company received $14,940 as a result of this exercise.

On January 19, 2018, an investor exercised warrants to purchase 15,000 shares of the Company’s $0.001 par value common stock at a purchase price equal to $0.363 for each share of Common stock. The Company received $5,445 as a result of this exercise.

On January 29, 2018, an investor exercised warrants to purchase 4,500 shares of the Company’s $0.001 par value common stock at a purchase price equal to $0.363 for each share of Common stock. The Company received $1,634 as a result of this exercise.

On February 8, 2018, an investor exercised 456,000 warrants to purchase shares of the Company’s $0.001 par value common stock at a purchase price equal to $0.367 for each share of Common stock. The investor elected to use the cashless exercise option and as a result the Company issued 387,475 shares of common stock.

During the six months ended March 31, 2019, the Company recognized $508,363 of stock-based compensation related to warrants.

12. STOCK OPTIONS

The Company sponsors a stock-based incentive compensation plan known as the 2017 Incentive Plan (the “Plan”), which was established by the Board of Directors of the Company on June 19, 2017. A total of 3,000,000 shares were initially reserved for issuance under the Plan. As of March 31, 2019, there were 2,622,379 shares available for issuance under the plan.

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

The following is a summary of stock option activity during the six months ended March 31, 2019.

	Number of Option Shares	Weighted Average Exercise Price
Balance, September 30, 2018	319,206	$1.18
Options granted	117,365	$1.91
Options expired	—	—
Options canceled	—	—
Options exercised	—	—
Balance, March 31, 2019	436,571	$1.38

As of March 31, 2019, there are options exercisable to purchase 436,571 shares of common stock in the Company. As of March 31, 2019, the outstanding options have a weighted average remaining term of was 2.63 years and an intrinsic value of $1,700,174.

Option activity for the six months ended March 31, 2019

During the six months ended March 31, 2019, the Company issued 117,365 options to purchase shares of common stock to employees, the shares were granted at quoted market prices ranging from $1.51 to $5.90. The options were valued at issuance using the Black Scholes model and stock compensation expense of $220,000 was recorded as a result of the issuances.

On March 10, 2018 the Company issued a total of 250,000 options to four consultants for advisory services. The options vest evenly 12 months from issuance. The options expire 24 months after issuance and require a cash investment to exercise. The options were valued at issuance using the Black Scholes model at $342,500 and amortized of the term of the agreement. During the six months ended March 31, 2019, $191,425 was been expensed as stock-based compensation.

The Black-Scholes model utilized the following inputs to value the options granted during the six months ended March 31, 2019:

Fair value assumptions – Options:	March 31, 2019
Risk free interest rate	2.21-2.91%
Expected term (years)	3
Expected volatility	256%-271%
Expected dividends	0%

As of March 31, 2019, the Company expects to recognize $0 of stock-based compensation for the non-vested outstanding options over a weighted-average period of 0 years.

Option activity for the six months ended March 31, 2018

During the six months ended March 31, 2018, the Company issued 25,794 options to purchase shares of the common stock to employees, the shares were granted at quoted market prices between $1.59 and $3.45. The options were valued at issuance using the Black Scholes model and stock compensation expense of $50,000 was recorded as a result of the issuances.

On March 10, 2018 the Company issued a total of 250,000 options to four consultants for advisory services. The Options vest evenly 12 months from issuance. The Options expire 24 months after issuance and require a cash investment to exercise. The options were valued at issuance using the black Scholes model at $342,500. As of March 31, 2018, $19,705 had been expenses as stock compensation.

The Black-Scholes model utilized the following inputs to value the options granted during the six months ended March 31, 2018:

Fair value assumptions – Options:	March 31, 2018
Risk free interest rate	1.46-2.36%
Expected term (years)	2-3
Expected volatility	120%-179%
Expected dividends	0%

13. COMMITMENTS AND CONTINGENCIES

Office leases

The Company’s corporate offices are located at 70 North Main Street, Suite 105, Bountiful, Utah 84010. The Company occupies the leased space on a month to month basis at a rate of $850 per month. Future minimum lease payments under the operating leases for the facilities as of March 31, 2019, are $0.

On May 15, 2018, the Company executed a 37-month lease agreement, which commenced on July 1, 2018 at 4360 Viewridge Avenue, Suite C, San Diego, California. The agreement calls for the Company to make payments of $4,057 in base rent per month through July 31, 2021 subject to an annual 3% rent escalation. Future minimum lease payments under the operating leases for the facilities as of March 31, 2019, are as follows:

Fiscal year ending September 30, 2019 - $24,707

Fiscal year ending September 30, 2020 - $50,521

Fiscal year ending September 30, 2021 - $43,170

Contracts and awards

The Company was awarded a $900,000 contract from Bethel-Webcor JV. Under the contract terms we will install a turn-key advanced microgrid system at the U.S. Marine Corps Base Camp Pendleton. The contract is in direct support of the United States Department of Navy's communication information system (CIS) operations complex at the U.S. Marine Corps Base Camp Pendleton that was recently awarded to the Joint-Venture. The Company began on-site work for this project in February of 2018 and completed its scope of work in May 2019.

14.   MAJOR CUSTOMERS AND VENDORS

For the six months ended March 31, 2019 and 2018, the Company had the following customers that represented more than 10% of sales.

	March 31, 2019	March 31, 2018
Customer A	44.0%	—
Customer B	35.8%	—
Customer C	14.2%	—
Customer D	—	16.0%
Customer E		45.0%

For the six months ended March 31, 2019 and 2018, the Company had the following suppliers that represented more than 10% of direct material costs.

	March 31, 2019	March 31, 2018
Vendor A	0.8%	49.2%
Vendor B	—	41.3%
Vendor C	83.1%	—

15.    SUBSEQUENT EVENTS

Issuance of Common stock for services

During the period commencing April 1, 2019 through May 15, 2018, the Company issued 60,000 shares of the Company’s $0.001 par value common stock to Regal Consulting, LLC for investor relations services.

Warrant exercise

On April 9, 2019, an investor exercised warrants to purchase 9,000 shares of the Company’s $0.001 par value common stock at a purchase price equal to $0.363 for each share of Common stock. The Company received $3,267 as a result of this exercise.

Issuance of Stock options to employees

During the period commencing April 1, 2019 through May 15, 2019, the Company issued 6,352 options to purchase shares of common stock to employees, the options were granted at quoted market prices ranging from $2.20 to $3.48.

Securities Purchase Agreement

On April 17, 2019, the Company entered into a Purchase Agreement (the “Agreement”) with an otherwise unaffiliated third-party institutional investor (the “Investor”), pursuant to which the Company agreed to issue to the Investor a $10,750,000 face value Senior Secured Redeemable Convertible Promissory Note (the “Debenture”) with a 7.5% original issue discount, 2,150 shares of our Series B Preferred Stock with a 7.5% original issue discount, a Common Stock Purchase Warrant (the “Warrant”) on a cash-only basis to acquire up to 2,300,000 shares (the “Warrant Shares”) of our common stock (our “Common Stock”) and 1,250,000 shares of our Common Stock.

The aggregate purchase price for the Debenture, the Series B Preferred Stock the Warrant and the Common Stock is $20,000,000.

At the first closing, which occurred on April 18, 2019, we sold the Debenture, the Common Stock and the Warrant for $10,000,000. At the second closing, we plan to sell 1,075 shares of Series B Preferred Stock for $5,000,000 upon approval of our shareholders: (1) to increase our authorized common stock from 100,000,000 shares, par value $0.001 per share, to 200,000,000 shares, and (2) to approve the Agreement and the issuance of the Debenture, the Series B Preferred Stock, the Warrant, the Common Stock and the shares underlying the Debenture and the Series B Preferred Stock and the Warrant Shares. We have also agreed to submit an application for listing on the Nasdaq Capital Market within 45 days of executing the Agreement. Within 30 days of approval of the above corporate actions and upon listing with the Nasdaq Capital Market, we have an option to sell the remaining 1,075 shares of Series B Preferred Stock at $5,000 per share with a 7.5% OID for the sum of up to $5,000,000.

The Debenture has a maturity date two years from the issuance date and the Company has agreed to pay compounded interest on the unpaid principal balance of the Debenture at the rate equal 7.5% per annum. Interest is payable on the date the applicable principal is converted or on maturity. The interest must be paid in cash and, in certain circumstances, may be paid in shares of common stock.

Pursuant to the Agreement, the Company agreed to sell the above securities pursuant to an effective shelf registration statement on Form S-3 (Registration No 333-228063), declared effective by the Securities and Exchange Commission on November 20, 2018, and a related prospectus supplement thereto.

Prior to the maturity date, provided that no trigger event has occurred, the Company will have the right at any time upon 30 trading days’ prior written notice, in its sole and absolute discretion, to redeem all or any portion of the Debenture then outstanding by paying to the Investor an amount equal to 145% of the of the portion of the Debenture being redeemed.

The Investor may convert the Debenture into shares of the Company’s common stock at a conversion price equal to 90% of the mathematical average of the 5 lowest individual daily volume weighted average prices of the common stock, less $0.075 per share, during the period beginning on the issuance date and ending on the maturity date  . The conversion price is subject to a floor price of  $1.00 per share until we complete the above corporate actions and then the floor will be adjusted to $0.35 per  share . In the event certain equity conditions exist, the Company may require that the Investor convert the Debenture. In no event shall the Debenture be allowed to effect a conversion if such conversion, along with all other shares of Company common stock beneficially owned by the Investor and its affiliates would exceed 4.9% of the outstanding shares of the common stock of the Company.

The Series B Preferred Stock may convert into Common Stock and has other features as noted in the Certificate of Designation we filed with the State of Nevada, which is made an exhibit to this Current Report. The Warrant is exercisable for a term of three years on a cash-only basis at an exercise price of $3.50 per share with respect to 2,000,000 Warrant Shares, $4.00 with respect to 100,000 Warrant Shares, $5.00 with respect to 100,000 Warrant Shares, $7.50 with respect to 50,000 Warrant Shares and $10.00 with respect to 50,000 Warrant Shares.

As part of the transaction, our shareholders owning and controlling more than 51% of our outstanding shares of Series A Preferred Stock and Common Stock were required to execute Voting Agreements that required those shareholders to vote in favor of the Purchase Agreement and issuance of the securities covered thereby.

Certificate of Preferred Stock Designation

On April 16, 2019, pursuant to Article IV of our Articles of Incorporation, the Company’s Board of Directors voted to designate a class of preferred stock entitled Series B Preferred Stock, consisting of up to one hundred thousand (100,000) shares, par value $0.001. Under the Certificate of Designation, the holders of Series B Preferred Stock are entitled to the following powers, designations, preferences and relative participating, optional and other special rights, and the following qualifications, limitations and restrictions, among others as set forth in the Certificate of Designation:

▪	The holders of shares of Series B Preferred Stock will have no right to vote on any matters, questions or proceedings of the Company including, without limitation, the election of directors;

▪	Commencing on the date of issuance, the Series B Preferred Stock will accrue cumulative in kind accruals (“the Accruals”) at the rate of 7.5% per annum;

▪	Upon any liquidation, dissolution or winding up of the Company, the holders of the Series B Preferred Stock will be entitled to be paid out of the assets of the Company available for distribution to its stockholders an amount with respect to each share of Series B Preferred Stock equal to $5,000.00 (the “Face Value”), plus an amount equal to any accrued but unpaid Accruals thereon (the “Liquidation Value”);

▪	On maturity, the Company may redeem the Series B Preferred Stock by paying the holder the Liquidation Value;

▪	Before maturity, the Company may redeem the Series B Preferred stock on 30 days’ notice by paying 145% of the outstanding Face Value per share;

▪	If the Company determines to liquidate, dissolve or wind-up its business and affairs, the Company will, within three trading days of such determination and prior to effectuating any such action, redeem all outstanding shares of Series B Preferred Stock;

▪	In the event of a conversion of any shares of Series B Preferred Stock, the Company will (a) satisfy the payment of the Conversion Premium, which is defined as the Face Value of the shares converted multiplied by the product of 7.5% and the number of whole years between issuance and maturity, and (b) issue to the holder of the shares of Series B Preferred Stock a number of conversion shares equal to the Face Value divided by the applicable Conversion Price (defined as 90% of the of the 5 lowest individual daily volume weighted average prices of the Common Stock from issuance to conversion less $0.075 per share, but no less than the Floor Price [$1.00 prior to corporate approvals to increase the authorized stock and approve the financing and $0.35 after approvals]) with respect to the number of shares converted; While the note is outstanding if Triggering Events occur the conversion rate may be decreased by 10% and the interest rate increased by 10% for each Triggering Event.

▪	if at any time the Company grants, issues or sells any options, convertible securities or rights to purchase stock, warrants, securities or other property pro rata to the record holders of any class of shares of Common Stock (the “Purchase Rights”), then holder will be entitled to acquire, upon the terms applicable to such Purchase Rights, the aggregate Purchase Rights which holder could have acquired if holder had held the number of shares of Common Stock acquirable upon conversion of Series B Preferred Stock;

▪	At maturity (2 years from issuance), all outstanding shares of Series B Preferred Stock shall automatically convert into common stock at the Conversion Price; and

▪	At no time may the holders of Series B Preferred Stock own more than 4.99% of the outstanding common stock in the Company.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.   These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions.  We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

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

Our Switchgear Acquisition

As an energy technology company, part of our business model is to assess our technologies, product offerings and business direction and determine whether any strategic acquisitions would benefit us. In line with our focus, on January 22, 2019 we acquired the outstanding capital stock of Pioneer Critical Power, Inc., a Delaware corporation (“Pioneer”), which we have since renamed and redomiciled to the State of Nevada and changed the name to CleanSpark Critical Power Systems Inc.

As consideration for the transaction, we issued to its sole shareholder Pioneer Power Solutions, Inc. (“Pioneer Power”) a total of 1,750,000 shares of our common stock, a 5-year warrant to purchase 500,000 shares of our common stock at an exercise price of $1.60 per share and a 5-year warrant to purchase 500,000 shares of our common stock at an exercise price of $2.00 per share.

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

Results of operations for the three months ended March 31, 2019 and 2018

Revenues

We earned revenues of $723,899 during the three months ended March 31, 2019, as compared with $120,265 in revenues for the same period ended 2018.

Gross Profit

Our cost of revenues was $592,018 for the three months ended March 31, 2019, resulting in gross profit of $131,881, as compared with cost of revenues of $77,277 for the three months ended March 31, 2018, resulting in gross profit of $42,988.

Our cost of revenues for the three months ended March 31, 2019 was mainly the result of materials, manufacturing, subcontractors and direct labor expense.

Material expenses increased to $67,407 for the three months ended March 31, 2019, from $40,218 for the same period ended 2018. Our materials expense for the three months ended March 31, 2019 and 2018 consisted mainly of the cost of energy storage and related components installed at customer microgrids.

Manufacturing expenses increased to $330,882 for the three months ended March 31, 2019, from $0 for the same period ended 2018. Our manufacturing expense for the three months ended March 31, 2019 consisted mainly of the cost of contract manufacturing for our switchgear products.

Direct labor increased to $15,255 for the three months ended March 31, 2019, from $9,226 for the same period ended 2018. Our direct labor expenses for the three months ended March 31, 2019, and 2018 consisted mainly of allocated payroll costs of employees and consultants.

Subcontractor expenses increased to $174,390 for the three months ended March 31, 2019, from $27,714 for the same period ended 2018. Our subcontractor expenses for the three months ended March 31, 2019, and 2018 consisted mainly of fees charged by subcontractors for installation of solar panels and energy storage.

Operating Expenses

We had operating expenses of $2,719,564 for the three months ended March 31, 2019, as compared with $1,069,742 for the three months ended March 31, 2018.

Professional fees increased to $1,406,269 for the three months ended March 31, 2019, from $331,891 for the same period ended March 31, 2018. Our professional fees expenses for the three months ended March 31, 2019 consisted mainly of officer and director consulting fees of $335,488, consulting fees of $451,293, audit and review fees of $34,099 and stock-based compensation of $554,576. Our professional fees expenses for the three months ended March 31, 2018 consisted mainly of officer consulting fees of $126,750, consulting fees of $42,494, legal fees of 9,826, audit and review fees of $16,609 and stock based compensation of $136,752.

Professional fees increased in 2019 mainly as a result of increased stock-based compensation and other consulting related to increased business development efforts and audit and legal fees in connection with our SEC reporting obligations.

Payroll expenses increased to $313,170 for the three months ended March 31, 2019, from $107,775 for the same period ended 2018. Our payroll expenses for the three months ended March 31, 2019 consisted mainly of salary and wages expense of $211,921 and employee stock-based compensation of $101,250. Our payroll expenses for the three months ended March 31, 2018 consisted mainly of salary and wages expense of $147,587 and employee stock-based compensation of $7,575.

General and administrative fees increased to $159,408 for the three months ended March 31, 2019, from $64,566 for the same period ended 2018. Our general and administrative expenses for the three months ended March 31, 2019 consisted mainly of travel expenses of $19,075, rent expenses of $19,119, insurance expenses of $28,556, dues and subscriptions of $16,350 and office expense of $8,011. Our general and administrative expenses for the three months ended March 31, 2018 consisted mainly of travel expenses of $8,704, rent expenses of $13,977, insurance expenses of $15,337, dues and subscriptions of $3,583 and office expense of $7,026.

Product development expense decreased to $341,081 for the three months ended March 31, 2019, from $357,345 for the same period ended 2018. Our product development expenses for the three months ended March 31, 2019 and 2018 consisted mainly of amortization of capitalized software.

Depreciation and amortization expense increased to $499,636 for the three months ended March 31, 2019, from $207,519 for the same period ended 2018.

We expect that our operating expenses will increase in future quarters as we further implement our business plan. As we execute on customer contracts we may be required to hire and compensate additional personnel and support increased operational costs.

Other Expenses

Other expenses increased to $5,183,657 for the three months ended March 31, 2019, from $97,988 for the same period ended March 31, 2018. Our other expenses for the three months ended March 31, 2019 consisted mainly of gain on settlement of debts of $6,800, and interest expense of $5,183,657. Our other expenses for the three months ended March 31, 2018 consisted of interest expense of $33,288 and loss on derivative liability of $64,700.

Net Loss

We recorded a net loss of $7,764,540 for the three months ended March 31, 2019, as compared with a net loss of $1,124,742 for the same period ended March 31, 2018.

Results of operations for the six months ended March 31, 2019 and 2018

Revenues

We earned revenues of $986,806 during the six months ended March 31, 2019, as compared with $138,345 in revenues for the same period ended 2018.

Gross Profit

Our cost of revenues was $815,344 for the six months ended March 31, 2019, resulting in gross profit of $171,462, as compared with cost of revenues of $83,745 for the six months ended March 31, 2018, resulting in gross profit of $54,600.

Our cost of revenues for the six months ended March 31, 2019 was mainly the result of materials, manufacturing, subcontractors and direct labor expense.

Material expenses increased to $86,065 for the six months ended March 31, 2019, from $40,948 for the same period ended 2018. Our materials expense for the six months ended March 31, 2019 and 2018 consisted mainly of the cost of solar panels and energy storage and related components installed at customer microgrids.

Manufacturing expenses increased to $332,861 for the six months ended March 31, 2019, from $0 for the same period ended 2018. Our manufacturing expense for the six months ended March 31, 2019 consisted mainly of the cost of contract manufacturing for our switchgear products.

Direct labor increased to $68,971 for the six months ended March 31, 2019, from $12,084 for the same period ended 2018. Our direct labor expenses for the six months March 31, 2019, 2019 and 2018 consisted mainly of allocated payroll costs of employees and consultants.

Subcontractor expenses increased to $322,048 for the six months ended March 31, 2019, from $30,594 for the same period ended 2018. Our subcontractor expenses for the six months ended March 31, 2019, 2019 and 2018 consisted mainly of fees charged by subcontractors for installation of solar panels and energy storage.

Operating Expenses

We had operating expenses of $4,499,054 for the six months ended March 31, 2019, as compared with $2,121,738 for the six months ended March 31, 2018.

Professional fees increased to $2,422,276 for the six months ended March 31, 2019, from $486,892 for the same period ended March 31, 2018. Our professional fees expenses for the six months ended March 31, 2019 consisted mainly of officer and director consulting fees of $472,989, consulting fees of $634,454, and audit and review fees of $84,349 and stock-based compensation of $1,108,781. Our professional fees expenses for the six months ended March 31, 2018 consisted mainly of officer consulting fees of $180,000, consulting fees of $112,197, and audit and review fees of $31,609 and stock based compensation of $253,800.

Professional fees increased in 2018 mainly as a result of increased stock-based compensation and other consulting related to increased business development efforts and audit and legal fees in connection with our SEC reporting obligations.

Payroll expenses increased to $473,521 for the six months ended March 31, 2019, from $365,973 for the same period ended 2018. Our payroll expenses for the six months ended March 31, 2019 consisted mainly of salary and wages expense of $298,521 and employee stock-based compensation of $175,000. Our payroll expenses for the six months ended March 31, 2018 consisted mainly of salary and wages expense of $333,649 and employee stock-based compensation of $32,324.

General and administrative fees increased to $256,397 for the six months ended March 31, 2019, from $140,508 for the same period ended 2018. Our general and administrative expenses for the six months ended March 31, 2019 consisted mainly of travel expenses of $27,034, rent expenses of $34,803, insurance expenses of $43,313, dues and subscriptions of $69,905 and office expense of $12,725. Our general and administrative expenses for the six months ended March 31, 2018 consisted mainly of travel expenses of $22,129, rent expenses of $29,706, insurance expenses of $33,595, dues and subscriptions of $25,335 and office expense of $16,001.

Product development expense increased to $689,741 for the six months ended March 31, 2019, from $702,662 for the same period ended 2018. Our product development expenses for the six months ended March 31, 2019 and 2018 consisted mainly of amortization of capitalized software.

Depreciation and amortization expense increased to $657,119 for the six months ended March 31, 2019, from $422,742 for the same period ended 2018.

We expect that our operating expenses will increase in future quarters as we further implement our business plan. As we execute on customer contracts we may be required to hire and compensate additional personnel and support increased operational costs.

Other Expenses

Other expenses increased to 5,720,499 for the six months ended March 31, 2019, from $114,119 for the same period ended March 31, 2018. Our other expenses for the six months ended March 31, 2019 consisted mainly of loss on settlement of debts of $19,425, and interest expense of $5,701,074. Our other expenses for the six months ended March 31, 2018 consisted of interest expense of $49,419 and loss on derivative liability of 64,700.

Net Loss

We recorded a net loss of $10,048,091 for the six months ended March 31, 2019, as compared with a net loss of $2,181,257 for the same period ended March 31, 2018.

Liquidity and Capital Resources

As of March 31, 2019, we had total current assets of $2,303,969, consisting of cash, accounts receivable, and prepaid expenses and other current assets, and total assets in the amount of $24,438,095. Our total current and total liabilities as of March 31, 2019 were $682,518 and 895,192, respectively. We had working capital of $1,621,451 as of March 31, 2019.

Operating activities used $2,507,862 in cash for the six months ended March 31, 2019, as compared with $653,164 for the same period ended March 31, 2018. Our net loss of $10,048,091 was the main component of our negative operating cash flow for the six months ended March 31, 2019, offset mainly by loss on settlement of debt of $19,425, depreciation and amortization of $657,119, amortization of capitalized software of $689,741, amortization of debt discounts of $5,605,182 and stock based compensation of $1,283,782. Our net loss of $2,181,257 was the main component of our negative operating cash flow for the six months ended March 31, 2018, offset mainly by depreciation and amortization of $422,742, amortization of capitalized software of $691,310, loss on derivative liability of 64,700 and stock based compensation of $169,076.

Cash flows used by investing activities during the six months ended March 31, 2019 was $356,680, as compared with $142,311 for the same period ended March 31, 2018. Our investment in the capitalized software of $331,053 and purchase of fixed assets of $25,627 were the main components of our negative investing cash flow for the six months ended March 31, 2019. Our investment in the capitalized software of $122,150, investment in intangible assets of $5,964 and purchase of fixed assets of $14,197 was the main component of our negative investing cash flow for the six months ended March 31, 2018.

Cash flows provided by financing activities during the six months ended March 31, 2019 amounted to $4,017,026, as compared with $910,569 for the six months ended March 31, 2018. Our positive cash flows from financing activities for the six months ended March 31, 2019 consisted of $361,800 in proceeds from the sale of common stock, $4,995,000 in net proceeds from convertible notes and $75,030 from related party debts off-set by repayments of $481,675 on promissory notes, repayments of $555,000 on convertible debts and repayments of $457,820 on related party debts. Our positive cash flows from financing activities for the six months ended March 31, 2018 consisted mainly of proceeds from the sale of common stock of $203,919 ,short term notes of $453,489, $184,250 in net proceeds from convertible notes, and $144,100 from related party debts, offset by repayments of $35,189 on promissory notes and repayments of $40,000 on related party debts.

Off Balance Sheet Arrangements

As of March 31, 2019, there were no off-balance sheet arrangements.

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

In August 2018, the FASB issued ASU 2018-15, "Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract," which allows for the capitalization of certain implementation costs incurred in a hosting arrangement that is a service contract. ASU 2018-15 allows for either retrospective adoption or prospective adoption to all implementation costs incurred after the date of adoption. ASU 2018-15 is effective for fiscal years beginning after December 15, 2019. We are currently evaluating the impact the adoption of this new standard will have on our financial position and results of operations.

In February 2016, the FASB issued ASU 2016-02, “Leases” (“ASC 842”). The guidance requires lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Lessor accounting is similar to the current model, but updated to align with certain changes to the lessee model and the new revenue recognition standard. Existing sale-leaseback guidance, including guidance for real estate, is replaced with a new model applicable to both lessees and lessors. ASC 842 is effective for fiscal years beginning after December 15, 2018. We are currently evaluating the impact the adoption of this new standard will have on our financial position and results of operations.

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

Item 4.     Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2019. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2019, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of March 31, 2019, our disclosure controls and procedures were not effective: insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending September 30, 2019: adopt sufficient written policies and procedures for accounting and financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the six months ended March 31, 2019 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

We are not a party to any pending legal proceeding which would have a material impact to the Company. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A.	Risk Factors

A description of the risk factors associated with our business is included in the Item 1A of our Annual Report on Form 10-K for the year ended September 30, 2018, as updated by our subsequent filings under the Exchange Act. There have been no material changes to such risk factors as previously reported.  In evaluating our business, you should carefully consider the risk factors discussed in our Annual Report on Form 10-K, as updated by our subsequent filings under the Exchange Act.  The occurrence of any of the risks discussed in such filings, or other events that we do not currently anticipate or that we currently deem immaterial, could harm our business, prospects, financial condition and results of operations. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The information set forth below relates to our issuances of securities without registration under the Securities Act of 1933 during the reporting period which were not previously included in an Annual Report on Form 10-K, Quarterly Report on Form 10-Q or Current Report on Form 8-K.

On January 7, 2019, a total of 1,444,170 shares of the Company’s common stock were issued in connection with the cashless exercise of 1,500,000 common stock warrants at an exercise price of $0.083.

On January 22, 2019, in accordance with a merger agreement the Company issued 1,750,000 shares of the common stock of CleanSpark Inc. (see note 3 for additional details.)

On January 22, 2019, also in accordance with the merger agreement CleanSpark issued; a five-year warrant to purchase 500,000 shares of CleanSpark common stock at an exercise price of $1.60 per share, and a five-year warrant to purchase 500,000 shares of CleanSpark common stock at an exercise price of $2.00 per share. (see note 3 for additional details.)

On February 26, 2019, a total of 246,227 shares of the Company’s common stock were issued in connection with the cashless exercise of 250,000 common stock warrants at an exercise price of $0.083.

On March 26, 2019, a total of 488,567 shares of the Company’s common stock were issued in connection with the cashless exercise of 500,000 common stock warrants at an exercise price of $0.083.

These securities were issued pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506 promulgated thereunder. The holders represented their intention to acquire the securities for investment only and not with a view towards distribution. The investors were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We directed our transfer agent to issue the stock certificates with the appropriate restrictive legend affixed to the restricted stock.

Item 3.     Defaults upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

None.

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101 INS	XBRL Instance Document
101 SCH	XBRL Schema Document
101 CAL	XBRL Calculation Linkbase Document
101 LAB	XBRL Labels Linkbase Document
101 PRE	XBRL Presentation Linkbase Document
101 DEF	XBRL Definition Linkbase Document
*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2019	By: /s/ S. Matthew Schultz S. Matthew Schultz Title: Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2019

By: /s/Zachary K. Bradford Zachary K. Bradford Title: Chief Financial Officer (Principal Financial and Accounting Officer)

