Form 10-Q
period 2019-06-30
CLEANSPARK, INC.
filed 2019-08-14
CIK 827876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019

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

Yes [ ] No [X]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 45,807,964 shares as of August 12 , 2019

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of June 30, 2019 and September 30, 2018 (unaudited);

F-2	Consolidated Statements of Operations for the three and nine months ended June 30, 2019 and 2018 (unaudited);

F-3	Consolidated Statements of Stockholders’ Equity for the nine months ended June 30, 2019 and 2018 (unaudited);

F-4	Consolidated Statements of Cash Flow for the nine months ended June 30, 2019 and 2018 (unaudited);

F-5	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2019 are not necessarily indicative of the results that can be expected for the full year.

3

CLEANSPARK, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2019	September 30, 2018
ASSETS
Current assets
Cash	$8,016,078	$412,777
Accounts receivable	784,140	34,141
Contract assets	4,282	52,439
Prepaid expense and other current assets	2,670,703	49,023
Total current assets	11,475,203	548,380

Fixed assets, net	82,662	86,731
Capitalized Software, net	8,389,407	8,786,226
Intangible assets, net	8,045,031	3,214,467
Goodwill	4,919,858	4,919,858

Total assets	$32,912,161	$17,555,662

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$553,745	$131,724
Contract liabilities	428,042	—
Convertible notes, net of unamortized discounts	—	69,121
Due to related parties	57,167	308,373
Loans from related parties	—	382,790
Loans payable, net of unamortized discounts	334,935	457,579
Total current liabilities	1,373,889	1,349,587

Long- term liabilities
Convertible notes, net of unamortized discounts	1,507,292	—
Loans payable	—	150,000

Total liabilities	2,881,181	1,499,587

Stockholders' equity
Common stock; $0.001 par value; 100,000,000 shares authorized;
44,658,282 and 36,116,447 shares issued and outstanding as of June 30, 2019 and September 30, 2018, respectively	44,658	36,116
Preferred stock; $0.001 par value; 10,000,000 shares authorized;
1,000,000 and 1,000,000 Series A shares issued and outstanding as of June 30, 2019 and September 30, 2018, respectively	1,000	1,000
0 and 0 Series B shares issued and outstanding as of June 30, 2019 and September 30, 2018, respectively	—	—
Additional paid-in capital	110,944,855	82,958,490
Accumulated earnings (deficit)	(80,959,533)	(66,939,531
Total stockholders' equity	30,030,980	16,056,075

Total liabilities and stockholders' equity	$32,912,161	$17,555,662

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEANSPARK, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

Revenues, net	$1,222,736	$328,586	$2,209,542	$466,931

Cost of revenues	1,006,144	288,400	1,821,488	372,145

Gross profit	216,592	40,186	388,054	94,786

Operating expenses
Professional fees	1,296,993	364,863	3,719,269	851,755
Payroll expenses	211,129	128,604	684,650	494,577
Product development	344,871	329,274	1,034,612	1,031,936
Research and development	—	3,880	—	6,841
General and administrative expenses	222,167	58,541	478,564	199,049
Depreciation and amortization	618,130	209,963	1,275,249	632,705
Total operating expenses	2,693,290	1,095,125	7,192,344	3,216,863

Loss from operations	(2,476,698)	(1,054,939)	(6,804,290)	(3,122,077)

Other income (expense)
Loss on settlement of debt	—	(41,092)	(19,425)	(41,092)
Loss on derivative liability	—	(4,689,126)	—	(4,958,009)
Interest expense	(1,495,213)	(368,690)	(7,196,287)	(418,109)
Total other income (expense)	(1,495,213)	(5,098,908)	(7,215,712)	(5,417,210)

Net loss	$(3,971,911)	$(6,153,847)	$(14,020,002)	$(8,539,287)

Loss per common share - basic and diluted	$(0.09)	$(0.18)	$(0.35)	$(0.25)

Weighted average common shares outstanding - basic and diluted	44,183,436	34,864,997	40,595,268	34,220,283

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEANSPARK, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

For the Nine months Ended June 30, 2019
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balance, September 30, 2018	1,000,000	$1,000	36,116,447	$36,116	$82,958,490	$(66,939,531)	$16,056,075
Shares issued for services	—	—	120,000	120	271,611	—	271,731
Options and warrants issued for services	—	—	—	—	377,475	—	377,475
Shares issued upon exercise of warrants	—	—	3,000	3	1,085	—	1,088
Beneficial conversion feature and shares and warrants issued with convertible debt	—	—	100,000	100	4,994,900	—	4,995,000
Shares issued for direct investment	—	—	452,250	452	361,348	—	361,800
Shares issued for settlement of debt	—	—	25,000	25	51,200	—	51,225
Commitment shares returned and cancelled	—	—	(137,500)	(137)	137	—	—
Net loss	—	—	—	—	—	(2,283,551)	(2,283,551)
Balance, December 31, 2018	1,000,000	1,000	36,679,197	36,679	89,016,246	(69,223,082)	19,830,843
Shares issued for services	—	—	90,000	90	328,598	—	328,688
Options and warrants issued for services	—	—	—	—	350,888	—	350,888
Shares issued upon exercise of warrants	—	—	2,178,964	2,179	(2,179)	—	—
Shares issued upon conversion of debt	—	—	2,498,621	2,499	4,722,501	—	4,725,000
Shares and warrants issued under asset purchase agreement	—	—	1,750,000	1,750	6,070,274	—	6,072,024
Commitment shares returned and cancelled	—	—	(137,500)	(138)	138	—	—
Net loss	—	—	—	—	—	(7,764,540)	(7,764,540)
Balance, March 31, 2019	1,000,000	1,000	43,059,282	43,059	100,486,466	(76,987,622)	23,542,903
Shares issued for services	—	—	340,000	340	294,886	—	295,226
Options and warrants issued for services	—	—	—	—	161,495		161,495
Shares issued upon exercise of warrants	—	—	9,000	9	3,258	—	3,267
Beneficial conversion feature and shares and warrants issued with convertible debt	—	—	1,250,000	1,250	9,998,750	—	10,000,000
Net loss	—	—	—	—	—	(3,971,911)	(3,971,911)
Balance, June 30, 2019	$1,000,000	1,000	$44,658,282	$44,658	$110,944,855	$(80,959,533)	$30,030,980

For the Nine months Ended June 30, 2018
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balance, September 30, 2017	1,000,000	$1,000	33,409,471	$33,409	$40,240,468	$(19,933,366)	$20,341,511
Options and warrants issued for services	—	—	—	—	24,749	—	24,749
Shares issued upon exercise of warrants	—	—	27,548	27	9,973	—	10,000
Shares issued for direct investment	—	—	171,875	172	137,328	—	137,500
Net loss	—	—	—	—	—	(1,056,515)	(1,056,515)
Balance, December 31, 2017	1,000,000	1,000	33,608,894	33,608	40,412,518	(20,989,881)	19,457,245
Options and warrants issued for services	—	—	—	—	279,051	—	279,051
Shares issued upon exercise of warrants	—	—	586,975	587	21,431	—	22,018
Shares issued for direct investment	—	—	43,000	43	34,357	—	34,400
Beneficial conversion feature and shares issued with convertible debt	—	—	237,500	238	303,836	—	304,074
Shares issued for settlement of debt	—	—	13,301	13	11,958	—	11,971
Net loss	—	—	—	—	—	(1,328,925)	(1,328,925)
Balance, March 31, 2018	1,000,000	1,000	34,489,670	34,489	41,063,151	(22,318,806)	18,779,834
Options and warrants issued for services	—	—	—	—	110,392	—	110,392
Shares issued upon exercise of warrants	—	—	1,353	2	2,028	—	2,030
Shares issued for direct investment	—	—	100,000	100	79,900	—	80,000
Fair value of tainted warrants reclassified to derivative liability	—	—	—	—	(12,537,117)	—	(12,537,117)
Shares issued and held in escrow as collateral	—	—	300,000	300	(300)	—	—
Shares issued for settlement of debt	—	—	28,339	28	63,734	—	63,762
Net loss	—	—	—	—	—	(6,153,847)	(6,153,847)
Balance, June 30, 2018	1,000,000	$1,000	34,919,362	$34,919	$28,781,788	$(28,472,653)	$345,054

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEANSPARK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	June 30, 2019	June 30, 2018
Cash Flows from Operating Activities
Net loss	(14,020,002)	$(8,539,287)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	1,716,753	375,365
Commitment issued for debt financing	—	218,625
Depreciation and amortization	1,275,249	632,705
Amortization of capitalized software	1,034,612	1,030,823
Loss on derivative liability	—	4,958,009
Loss on settlement of debt	19,425	41,092
Amortization of debt discount	5,674,800	136,086
Shares issued as interest	1,225,000	—
Changes in assets and liabilities
Increase in prepaid expenses and other current assets	(2,621,680)	(27,280)
Decrease in contract assets	48,157	—
Increase in contract liabilities	428,042	—
(Increase) decrease in accounts receivable	(749,999)	7,925
Increase in accounts payable	428,821	55,045
Increase (decrease) in due to related parties	(251,206)	209,751
Net cash used in operating activities	(5,792,028)	(901,141)

Cash Flows from investing
Purchase of intangible assets	(2,150)	(5,964)
Purchase of fixed assets	(27,570)	(14,197)
Investment in capitalized software	(569,043)	(270,618)
Net cash used in investing activities	(598,763)	(290,779)

Cash Flows from Financing Activities
Payments on promissory notes	(507,876)	(65,574)
Proceeds from promissory notes	78,603	587,989
Proceeds from related part debts	75,030	219,660
Payments on related party debts	(457,820)	(60,000)
Proceeds from convertible debt, net of issuance costs	14,995,000	184,250
Payments on convertible debts	(555,000)	—
Proceeds from exercise of warrants	4,355	34,048
Proceeds from issuance of common stock	361,800	251,900
Net cash from financing activities	13,994,092	1,152,273

Net increase (decrease) in Cash	7,603,301	(39,647)

Cash, beginning of period	412,777	57,128

Cash, end of period	$8,016,078	$17,481

Supplemental disclosure of cash flow information
Cash paid for interest	$49,750	$54,191
Cash paid for tax	$—	$—

Non-Cash investing and financing transactions
Shares issued as collateral returned to treasury	$275	$—
Stock issued to promissory notes	$51,225	$—
Stock issued to settle accounts payable	$—	$75,734
Debt discount on convertible debt	$14,995,000	$184,250
Shares and warrants issued for asset acquisition	$6,070,274	$—
Shares issued for conversion and accrued interest	$4,725,000	$—
Debt discount on promissory note	$—	$110,000
Recognition of derivative due to tainted equity environment	$—	$12,537,117
Shares issued and held in escrow as collateral	$—	$300
Cashless exercise of options	$2,179	$387
Option expense capitalized as software development costs	$68,750	$38,927

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

The services offered consist of turn-key microgrid implementation services, microgrid design and engineering, project development consulting services and solar photovoltaic installation and consulting. The work is performed under fixed price bid contracts and negotiated price contracts. The Company performed all of its work in California during the nine months ended June 30, 2019.

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

The Company has incurred losses for the past several years while developing infrastructure and its software platforms. As shown in the accompanying unaudited consolidated financial statements, the Company incurred net losses of $14,020,002 during the nine months ended June 30, 2019. In response to these conditions and to ensure the Company has sufficient capital for ongoing operations for a minimum of 12 months we have raised additional capital through the sale of debt and equity securities pursuant to a registration statement on Form S-3. (See Note 7 for additional details.) As of June 30, 2019, the Company had working capital of approximately $10,101,314.

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

Contract assets represent revenue recognized in excess of amounts billed and include unbilled receivables (typically for cost reimbursable contracts) of $0 and contract work in progress (typically for fixed-price contracts) of $4,282 as of June 30, 2019. Unbilled receivables, which represent an unconditional right to payment subject only to the passage of time, are reclassified to accounts receivable when they are billed under the terms of the contract. Advances that are payments on account of contract assets of $0 and $0 as of June 30, 2019 and September 30, 2018, respectively, have been deducted from contract assets. Contract liabilities represent amounts billed to clients in excess of revenue recognized to date. The Company recorded $0 and $0 in contract liabilities as of June 30, 2019 and September 30, 2018, respectively.

Revenues from Sale of Equipment

Performance Obligations Satisfied at a point in time.

We recognize revenue on agreements for non-customized equipment we sell on a standardized basis to the market at a point in time. We recognize revenue at the point in time that the customer obtains control of the good, which is generally no earlier than when the customer has physical possession of the product. We use proof of delivery for certain large equipment with more complex logistics, whereas the delivery of other equipment is estimated based on historical averages of in-transit periods (i.e., time between shipment and delivery).

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

Our billing terms for these point in time equipment contracts vary and generally coincide with delivery to the customer; however, within certain businesses, we receive progress payments from customers for large equipment purchases, which is generally to reserve production slots with our manufacturing partners, which are recorded as liabilities. The Company recorded $428,042 and $0 in contract liabilities as of June 30, 2019 and September 30, 2018, respectively.

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

For the nine months ended June 30, 2019 and 2018, the Company reported revenues of $2,209,542 and $466,931, respectively.

Retention receivable is the amount withheld by a customer until a contract is completed. Retention receivables of $42,422 and $17,751 were included in the balance of trade accounts receivable as of June 30, 2019 and September 30, 2018, respectively.

Cash and cash equivalents – For purposes of the statements of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. There was $8,016,078 and $412,777 in cash and no cash equivalents as of June 30, 2019 and September 30, 2018, respectively.

Concentration Risk

At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of FDIC limits. As of June 30, 2019, the cash balance in excess of the FDIC limits was $7,766,078. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in these accounts. The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue. (See Note 14 for details.)

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

Earnings (loss) per share – The Company reports earnings (loss) per share in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 260-10 “Earnings Per Share,” which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average common shares outstanding the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. As of June 30, 2019, there are 38,921,055 shares issuable upon exercise of outstanding options, warrants and convertible debt which have been excluded as anti-dilutive.

Fair Value of financial instruments –The carrying value of cash, accounts payable and accrued expenses, and debt (See Notes 6 & 7) approximate their fair values because of the short-term nature of these instruments. Management believes the Company is not exposed to significant interest or credit risks arising from these financial instruments. The carrying amount of the Company’s long-term convertible debt is also stated at fair value of $12,500,000 since the stated rate of interest approximates market rates.

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

Recently issued accounting pronouncements

In June 2018, the FASB issued ASU 2018-07, "Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting," which modifies the accounting for share-based payment awards issued to nonemployees to largely align it with the accounting for share-based payment awards issued to employees. ASU 2018-07 is effective for us for annual periods beginning October 1, 2019. We are evaluating the potential impact to our financial position or results of operations.

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

The Company determined the fair value of the consideration in accordance with ASC 820 as follows:

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

4. CAPITALIZED SOFTWARE

Capitalized software consists of the following as of June 30, 2019 and September 30, 2018:

	June 30, 2019	September 30, 2018
mVSO software	$5,015,724	$4,708,203
mPulse software	6,665,044	6,334,772
Capitalized Software:	11,680,768	11,042,975
Less: accumulated amortization	(3,291,361)	(2,256,749)
Capitalized Software, net	$8,389,407	$8,786,226

In accordance with ASC 985-20 the Company capitalized $637,793 in software development costs (including capitalized stock compensation cost of $68,750) related to the enhancements created for our mPulse and mVSO 2.0 platforms during the nine months ended June 30, 2019.

Capitalized software amortization recorded as product development expense for the nine months ended June 30, 2019 and 2018 was $1,034,612 and $1,030,823, respectively.

5. INTANGIBLE ASSETS

Intangible assets consist of the following as of June 30, 2019 and September 30, 2018:

	June 30, 2019	September 30 ,2018
Patents	$74,112	$71,962
Websites	16,482	16,482
Customer list and non-compete agreement	5,722,024	—
Trademarks	5,928	5,928
Engineering trade secrets	4,370,269	4,020,269
Software	—	26,990
Intangible assets:	10,188,815	4,141,631
Less: accumulated amortization	(2,143,784)	(927,164)
Intangible assets, net	$8,045,031	$3,214,467

Amortization expense for the nine months ended June 30, 2019 and 2018 was $1,243,610 and $592,315, respectively.

6. FIXED ASSETS

Fixed assets consist of the following as of June 30, 2019 and September 30, 2018:

	June 30, 2019	September 30, 2018
Machinery and equipment	$136,890	$130,191
Furniture and fixtures	75,122	54,251
Total	212,012	184,442
Less: accumulated depreciation	(129,350)	(97,711)
Fixed assets, net	$82,662	$86,731

Depreciation expense for the nine months ended June 30, 2019 and 2018 was $31,639 and $40,390, respectively.

7. LOANS

Long term

Long-term loans payable consist of the following:	June 30, 2019	September 30, 2018

Promissory notes	$—	$150,000

Total	$—	$150,000

Current

Current loans payable consist of the following:	June 30, 2019	September 30, 2018

Promissory notes	$300,000	$628,951
Insurance financing loans	34,935	10,257
Current loans payable:	334,935	639,208
Unamortized debt discount	—	(181,629)

Total, net of unamortized discount	$334,935	$457,579

Promissory Notes

On September 5, 2017, the Company executed a 9% secured promissory note with a face value of $150,000 with an investor. Under the terms of the promissory note, the Company received $150,000 and agreed to make monthly interest payments and repay the note principal 24 months from the date of issuance. The note is secured by 150,000 shares which are held in escrow and would be issued to the note holder only in the case of an uncured default. As of June 30, 2019, the Company owed $150,000 in principal and $1,146 in accrued interest under the terms of the agreement and recorded interest expense of $10,096 and $10,097 during the nine months ended June 30, 2019 and 2018, respectively.

On October 6, 2017, the Company executed an unsecured variable interest rate promissory note with a maximum interest rate of 58.3% and a face value of $45,000 with a financial institution. Under the terms of the promissory note the Company received $45,000 and agreed to repay the note evenly over 12 months. As of September 30, 2018, the Company owed $3,750 in principal and $450 in accrued interest under the terms of the agreement. The Company repaid all principal and outstanding interest on October 1, 2018. The Company recorded interest expense of $0 and $12,375 and for the nine months ended June 30, 2019 and 2018, respectively.

On November 11, 2017, the Company executed a 10% secured promissory note with a face value of $100,000 with an investor. Under the terms of the promissory note the Company received $100,000 and agreed to make monthly interest payments and repay the note principal 24 months from the date of issuance. The note is secured by 100,000 shares which would be issued to the note holder only in the case of an uncured default. As of June 30, 2019, the Company owed $100,000 in principal and $849 in accrued interest under the terms of the agreement and recorded interest expense of $7,478 and $6,411 and for the nine months ended June 30, 2019 and 2018, respectively.

On November 20, 2017, the Company executed a 10% unsecured promissory note with a face value of $80,000 with an investor. Under the terms of the promissory note the Company received $80,000 and agreed to make monthly interest payments and repay the note principal 12 months from the date of issuance. On November 21, 2018, the investor extended the maturity date to December 31, 2018. The Company repaid all principal and outstanding interest on December 31, 2018. The Company recorded interest expense of $2,017 and $4,866 during the nine months ended June 30, 2019 and 2018, respectively.

On December 5, 2017, the Company executed a 9% secured promissory note with a face value of $50,000 with an investor. Under the terms of the promissory note the Company received $50,000 and agreed to make monthly interest payments and repay the note principal 24 months from the date of issuance. The note is secured by 50,000 shares which would be issued to the note holder only in the case of an uncured default. As of June 30, 2019, the Company owed $50,000 in principal and $383 in accrued interest under the terms of the agreement and recorded interest expense of $3,367 and $2,552 for the nine months ended June 30, 2019 and 2018, respectively.

On January 12, 2018, the Company executed an unsecured variable interest rate promissory note with a maximum interest rate of 58.5% and a face value of $18,400 with a financial institution. Under the terms of the promissory note the Company received $18,400 and agreed to repay the note and interest evenly over 12 months. As of September 30, 2018, the Company owed $6,133 in principal and $184 in accrued interest under the terms of the agreement. The Company repaid all principal and outstanding interest on October 1, 2018. The Company recorded interest expense of $0 and $3,680 and for the nine months ended June 30, 2019 and 2018, respectively.

On May 22, 2018, the Company executed an unsecured variable interest rate promissory note with a maximum interest rate of 51.0% and a face value of $24,500 with a financial institution. Under the terms of the promissory note the Company received $24,500 and agreed to repay the note and interest evenly over 12 months. As of September 30, 2018, the Company owed $18,375 in principal and $1,960 in accrued interest under the terms of the agreement. The Company repaid all principal and outstanding interest on October 1, 2018. The Company recorded interest expense of $0 and $0 and for the nine months ended June 30, 2019 and 2018, respectively.

On June 15, 2018, the Company entered into a 10% secured promissory note with a face value of $116,600 pursuant to which the Company received $110,000, net of an original issue discount of 6% ($6,600). The Company also issued 116,600 5-year warrants exercisable at $0.80 in connection with issuance of the promissory note. The note is secured by the Company’s accounts receivable. Under the terms of the promissory note, the Company agreed to make monthly interest payments and repay the note principal on January 31, 2019. As of June 30, 2019, the Company owed $0 in principal and $0 in accrued interest under the terms of the agreement and recorded interest expense of $3,217 during the nine months ended June 30, 2019. The Company determined the value associated with the warrants issued in connection with the note to be $110,000 which was recorded as a debt discount. The aggregate original issue discount, and debt discount related to the warrants have been accreted and charged to interest expenses as a financing expense in the amount of $48,424 and $479 for the nine months ended June 30, 2019 and 2018, respectively. The unamortized discount as of June 30, 2019 amounted to $0. The Company repaid all principal and outstanding interest on January 2, 2019.

On August 1, 2018, the Company entered into a 10% secured promissory note with a face value of $130,625 pursuant to which the Company received $125,000, net of an original issue discount of 4.5% ($5,625). The Company also issued 25,000 5-year warrants exercisable at $0.80 in connection with purchase of the promissory note. The proceeds of the note were used to settle in full a note issued on February 27, 2018. The Company determined the value associated with the warrants issued in connection with the note to be $71,373 which was recorded as a debt discount. The aggregate original issue discount, and debt discount related to the warrants have been accreted and charged to interest expenses as a financing expense in the amount of $38,499 the nine months ended June 30, 2019. The unamortized discount as of June 30, 2019 amounted to $0. The Company repaid all principal and outstanding interest on January 2, 2019. As of June 30, 2019, the Company owed $0 in principal and $0 in accrued interest under the terms of the agreement and recorded interest expense of $3,003 and $0 and for the nine months ended June 30, 2019 and 2018, respectively.

On August 14, 2018, the Company executed an unsecured variable interest rate promissory note with a maximum interest rate of 58.57% and a face value of $19,600 with a financial institution. Under the terms of the promissory note the Company received $19,600 and agreed to repay the note and interest evenly over 12 months. As of September 30, 2018, the Company owed $17,967 in principal and $784 in accrued interest under the terms of the agreement. The Company repaid all principal and outstanding interest on October 1, 2018. The Company recorded interest expense of $0 and $0 and for the nine months ended June 30, 2019 and 2018, respectively.

On September 20, 2018, the Company executed a 10% unsecured promissory note with a face value of $52,500 with an investor, net of an original issue discount of 5% ($2,500). Under the terms of the promissory note the Company received $50,000 and agreed to repay the note principal and all accrued interest on December 31, 2018. The Company also issued 25,000 5-year warrants exercisable at $0.80 in connection with purchase of the promissory note. The Company determined the value associated with the warrants issued in connection with the notes to be $50,000 which was recorded as a debt discount. The aggregate original issue discount, and debt discount related to the warrants have been accreted and charged to interest expenses as a financing expense in the amount of $47,353 the nine months ended June 30, 2019. The Company repaid all principal and outstanding interest on December 31, 2018. The Company recorded interest expense of $1,323 and $0 and for the nine months ended June 30, 2019 and 2018, respectively.

On September 21, 2018, the Company executed a 10% unsecured promissory note with a face value of $52,500 with an investor, net of an original issue discount of 5% ($2,500). Under the terms of the promissory note the Company received $50,000 and agreed to repay the note principal and all accrued interest on December 31, 2018. The Company also issued 25,000 5-year warrants exercisable at $0.80 in connection with purchase of the promissory note. The Company has determined the value associated with the warrants issued in connection with the notes to be $50,000 which has been recorded as a debt discount. The aggregate original issue discount, and debt discount related to the warrants have been accreted and charged to interest expenses as a financing expense in the amount of $47,353 the nine months ended June 30, 2019. On December 31, 2018, the Company settled all obligations under the promissory note through the issuance of 25,000 shares of the Company’s common stock and payment of $25,000 in outstanding principal and interest then outstanding of $1,467. A loss on settlement of debt of $26,225 was recorded related to the settlement of debt. The Company recorded interest expense of $1,323 and $0 and for the nine months ended June 30, 2019 and 2018, respectively.

Insurance financing loans

In February 2018, the Company executed two unsecured 6.1% installment loans with a total face value of $35,089 with a financial institution to finance its insurance policies. Under the terms of the installment notes the Company received $35,089 and agreed to make equal payments and repay the notes’ principal 10 months from their dates of issuance. The Company repaid all principal and outstanding interest on December 1, 2018.

On February 11, 2019, the Company executed an unsecured 5.6% installment loan with a total face value of $78,603 with a financial institution to finance its insurance policies. Under the terms of the installment notes the Company received $76,800 and agreed to make equal payments and repay the note 10 months from the date of issuance. As of June 30, 2019, $34,935 in principal remained outstanding.

8. CONVERTIBLE NOTES PAYABLE

Convertible note repayments

EMA Financial, LLC – August 21, 2018 Promissory Note

On January 3, 2019, the Company settled all remaining obligations under the EMA note through the payment of all outstanding principal, prepayment penalties and interest then outstanding of $225,000, $35,000 and $10,736, respectively. The unamortized debt discount on the note of $176,045 was fully amortized to interest expense during the nine months ended June 30, 2019.

In connection with the issuance of the Note, the Company issued to the Purchaser, as a commitment fee, 137,500 returnable shares of its common stock. As a result of the repayment the shares were returned to treasury and cancelled on January 8, 2019.

Labrys Fund, LP – September 19, 2018 Promissory Note

On January 3, 2019, the Company settled all remaining obligations under the Labrys Fund, LP note through the payment of all outstanding principal and interest then outstanding of $330,000 and $11,609, respectively. The unamortized discount on the note of $309,834 was fully amortized to interest expense during the nine months ended June 30, 2019.

Long-Term convertible notes

Securities Purchase Agreement – December 31, 2018

On December 31, 2018, the Company entered into a Securities Purchase Agreement (the “SPA”) with an otherwise unaffiliated third-party institutional investor (the “Investor”), pursuant to which the Company issued to the Investor a Senior Secured Redeemable Convertible Debenture (the “Debenture”) in the aggregate face value of $5,250,000. The note is secured by all assets of the Company. The Debenture has a maturity date of two years from the issuance date and the Company has agreed to pay compounded interest on the unpaid principal balance of the Debenture at the rate equal 7.5% per annum. Interest is payable on the date the applicable principal is converted or on maturity. The interest must be paid in cash and, in certain circumstances, may be paid in shares of common stock.

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

The aggregate debt discount has been accreted and charged to interest expenses as a financing expense in the amount of $3,932,292 during the nine months ended June 30, 2019.

The Debenture at June 30, 2019 consists of:

Principal	$1,750,000
Unamortized debt discount	(1,317,708)
Total, net of unamortized discount	432,292

Securities Purchase Agreement – April 17, 2019

On April 17, 2019, the Company entered into a Securities Purchase Agreement (the “Agreement”) with an otherwise unaffiliated third-party institutional investor (the “Investor”), pursuant to which the Company agreed to issue to the Investor a $10,750,000 face value Senior Secured Redeemable Convertible Promissory Note (the “Debenture”) with a 7.5% original issue discount, 2,150 shares of our Series B Preferred Stock with a 7.5% original issue discount, a Common Stock Purchase Warrant (the “Warrant”) on a cash-only basis to acquire up to 2,300,000 shares (the “Warrant Shares”) of our common stock and 1,250,000 shares of our Common Stock. The aggregate purchase price for the Debenture, the Series B Preferred Stock the Warrant and the Common Stock is $20,000,000. (See Notes 10 and 11 for additional details.)

Pursuant to the first closing of the agreement, which occurred on April 18, 2019, the Investor agreed to tender to the Company the sum of $10,000,000, for the Debenture, the Common Stock and the Warrant. No additional closings to sell the preferred stock had occurred as of June 30, 2019.

The Debenture has a maturity date of two years from the issuance date and the Company has agreed to pay compounded interest on the unpaid principal balance of the Debenture at the rate equal 7.5% per annum. Interest is payable on the date the applicable principal is converted or on maturity. The interest must be paid in cash and, in certain circumstances, may be paid in shares of common stock.

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

The Debenture at June 30, 2019 consists of:

Principal	$10,750,000
Unamortized debt discount	(9,675,000)
Total, net of unamortized discount	1,075,000

The aggregate debt discount has been accreted and charged to interest expenses as a financing expense in the amount of $1,075,000 during the nine months ended June 30, 2019.

Summary

Principal – December 31, 2018 Note	$1,750,000
Principal – April 17, 2019 Note	10,750,000
Total principal on convertible notes (long-term)	12,500,000
Unamortized debt discount	(10,992,708)
Total convertible notes, net of unamortized discount (long-term)	$1,507,292

9. RELATED PARTY TRANSACTIONS

Matthew Schultz- Chief Executive Officer and Director

The Company has a consulting agreement with Matthew Schultz, our Chief Executive Officer, for management services. In accordance with this agreement, as amended, Mr. Schultz earned $353,140 and $146,323, respectively during the nine months ended June 30, 2019 and 2018. The term of the agreement is one year and automatically renews until cancelled by either party.

During the year ended September 30, 2018, the Company executed two 15% promissory notes with a total face value of $30,000 with the spouse of the CEO of our Company. Under the terms of the promissory notes the Company received $30,000 and agreed to repay the note on demand. On January 1, 2019, the Company settled all remaining obligations under the notes through the payment of all outstanding principal and interest then outstanding. As of June 30, 2019, Company owed $0 in principal and $0 in accrued interest under the terms of the agreements. The Company recorded interest expense of $1,147 during the nine months ended June 30, 2019.

Zachary Bradford – President, Chief Financial Officer and Director

The Company has a consulting agreement with ZRB Holdings, Inc, an entity wholly owned by Zachary Bradford, our Chief Financial Officer and director, for management services. In accordance with this agreement, as amended, Mr. Bradford earned $353,140 and $146,323, respectively during the nine months ended June 30, 2019 and 2018. The term of the agreement is one year and automatically renews until cancelled by either party.

During the year ended September 30, 2018, the Company executed eleven 15% promissory notes with a total face value of $189,690 and executed two additional 15% promissory notes with a total face value of $25,030 during the nine months ended June 30, 2019 with Zachary Bradford, its President and Chief Financial Officer. Under the terms of the promissory notes the Company received a total of $214,720 and agreed to repay the notes on demand. The Company recorded interest expense of $7,648 during the nine months ended June 30, 2019. On January 3, 2019, the Company settled all remaining obligations under the notes through the payment of all outstanding principal and interest then outstanding. As of June 30, 2019, Company owed $0 in principal and $0 in accrued interest under the terms of the agreement.

During the nine months ended June 30, 2019, the Company paid Blue Chip Accounting, LLC $49,288 for accounting, tax, administrative services and reimbursement for office supplies. Blue Chip Accounting, LLC(“Blue Chip) is 50% beneficially owned by the Company’s CFO and President Zachary Bradford. Blue Chip performed all services at discounted rates and none of the charges were associated with work performed by Mr. Bradford. The services consisted of preparing and filing tax returns, bookkeeping, accounting and administrative support assistance.

Bryan Huber – Chief Operations Officer and Director

On August 28, 2018, the Company executed an agreement with Zero Positive, LLC an entity controlled by Mr. Huber. In accordance with the agreement with Zero Positive, LLC, Mr. Huber earned $127,772, during the nine months ended June 30, 2019.

Under the agreement Mr. Huber was also granted a one-time bonus of $50,000 on August 28, 2018, payment of which will be deferred until certain conditions are met. As of June 30, 2019, the bonus had not been paid. The term of the agreement is one year and automatically renews until cancelled by either party.

On September 28, 2018, in connection with the consulting agreement executed with Zero Positive, LLC Company issued warrants to purchase 900,000 shares of common stock at an exercise price of $0.80 per share to Zero Positive. The warrants were valued at $2,607,096 using the Black Scholes option pricing model based upon the following assumptions: term of 10 years, risk free interest rate of 3.05%, a dividend yield of 0% and volatility rate of 191%. The warrants vest as follows: 300,000 vested immediately, the balance vest evenly on the last day of each month over forty-two months beginning August 31, 2018. As of June 30, 2019, 457,143 warrants had vested, and the Company recorded an expense of $372,442 during the nine months ended June 30, 2019.

During the nine months ended June 30, 2018, the Company had a consulting agreement with Bryan Huber, our Chief Operations Officer, for management services. In accordance with this agreement, as amended, Mr. Huber earned $91,573 during the nine months ended June 30, 2018.

Larry McNeill – Chairman of the Board of Directors

During the year ended September 30, 2018, the Company executed eight 15% promissory notes with a total face value of $163,100 and executed an additional 15% promissory note with a total face value of $50,000 during the nine months ended June 30, 2019 with Larry McNeill, a Director of the Company. Under the terms of the promissory notes the Company received a total of $213,100 and agreed to repay the notes on demand. The Company recorded interest expense of $8,016 during the nine months ended June 30, 2019. On December 31, 2018, the Company settled all remaining obligations under the note through the payment of all outstanding principal and interest then outstanding.

Effective January 1, 2019, the Company agreed to pay non-executive board members $2,500 per month. Mr. McNeil earned $15,000 in Board compensation during the nine months ended June 30, 2019.

10. STOCKHOLDERS EQUITY

Overview

The Company’s authorized capital stock consists of 100,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share. As of June 30, 2019, there were 44,658,282 shares of common stock issued and outstanding and 1,000,000 shares of preferred stock issued and outstanding.

Certificate of Preferred Stock Designation

On April 16, 2019, pursuant to Article IV of our Articles of Incorporation, the Company’s Board of Directors voted to designate a class of preferred stock entitled Series B Preferred Stock, consisting of up to one hundred thousand (100,000) shares, par value $0.001. Under the Certificate of Designation, the holders of Series B Preferred Stock are entitled to the following powers, designations, preferences and relative participating, optional and other special rights, and the following qualifications, limitations and restrictions, among others as set forth in the Certificate of Designation:

▪	The holders of shares of Series B Preferred Stock will have no right to vote on any matters, questions or proceedings of the Company including, without limitation, the election of directors;

▪	Commencing on the date of issuance, the Series B Preferred Stock will accrue cumulative in kind accruals (“the Accruals”) at the rate of 7.5% per annum;

▪	Upon any liquidation, dissolution or winding up of the Company, the holders of the Series B Preferred Stock will be entitled to be paid out of the assets of the Company available for distribution to its stockholders an amount with respect to each share of Series B Preferred Stock equal to $5,000.00 (the “Face Value”), plus an amount equal to any accrued but unpaid Accruals thereon (the “Liquidation Value”);

▪	On maturity, the Company may redeem the Series B Preferred Stock by paying the holder the Liquidation Value;

▪	Before maturity, the Company may redeem the Series B Preferred stock on 30 days’ notice by paying 145% of the outstanding Face Value per share;

▪	If the Company determines to liquidate, dissolve or wind-up its business and affairs, the Company will, within three trading days of such determination and prior to effectuating any such action, redeem all outstanding shares of Series B Preferred Stock;

▪	In the event of a conversion of any shares of Series B Preferred Stock, the Company will (a) satisfy the payment of the Conversion Premium, which is defined as the Face Value of the shares converted multiplied by the product of 7.5% and the number of whole years between issuance and maturity, and (b) issue to the holder of the shares of Series B Preferred Stock a number of conversion shares equal to the Face Value divided by the applicable Conversion Price (defined as 90% of the of the 5 lowest individual daily volume weighted average prices of the Common Stock from issuance to conversion less $0.075 per share, but no less than the Floor Price [$1.00 prior to corporate approvals to increase the authorized stock and approve the financing and $0.35 after approvals]) with respect to the number of shares converted; While the note is outstanding if Triggering Events occur the conversion rate may be decreased by 10% and the interest rate increased by 10% for each Triggering Event. In the event of certain defaults, conversion price may not be subject to a floor.

▪	if at any time the Company grants, issues or sells any options, convertible securities or rights to purchase stock, warrants, securities or other property pro rata to the record holders of any class of shares of Common Stock (the “Purchase Rights”), then holder will be entitled to acquire, upon the terms applicable to such Purchase Rights, the aggregate Purchase Rights which holder could have acquired if holder had held the number of shares of Common Stock acquirable upon conversion of Series B Preferred Stock;

▪	At maturity (2 years from issuance), all outstanding shares of Series B Preferred Stock shall automatically convert into common stock at the Conversion Price; and

▪	At no time may the holders of Series B Preferred Stock own more than 4.99% of the outstanding common stock in the Company.

Common Stock issuances during the nine months ended June 30, 2019

During the period commencing October 1, 2018 through December 31, 2018, the Company received $361,800 from 14 investors pursuant to private placement agreements with the investors to purchase 452,250 shares of the Company’s $0.001 par value common stock at a purchase price equal to $0.80 for each share of common stock.

On September 11, 2018, the Company entered into an agreement with Regal Consulting, LLC for investor relations services. Under this agreement the Company agreed to issue 30,000 shares of the Company’s common stock per month as compensation for services plus additional cash compensation. During the nine months ended June 30, 2019, the Company issued a total of 270,000 shares of its common stock in accordance with the agreement. Stock compensation of $782,700 was recorded as a result of the stock issued under the agreement.

On October 15, 2018, the Company entered into an agreement with a consultant for services. Under this agreement the Company agreed to issue 30,000 shares of the Company’s common stock which vest evenly over a six-month period from the agreement date. During the nine months ended June 30, 2019, the Company recorded stock compensation of $75,000 was recorded as a result of the stock issued under the agreement.

On October 2, 2018, an investor exercised warrants to purchase 3,000 shares of the Company’s $0.001 par value common stock at a purchase price equal to $0.363 for each share of Common stock. The Company receive $1,088 as a result of this exercise.

The Company issued 100,000 shares in relation to a Securities purchase agreement executed on December 31, 2018. (See Note 8 for additional details.)

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

The Company issued 1,250,000 shares in relation to a Securities purchase agreement executed on April 17, 2018. (See Note 8 for additional details.)

On June 12, 2019, the Company entered into an agreement with SylvaCap Media for investor relations services. Under this agreement the Company agreed to issue 250,000 shares of the Company’s common stock as compensation for services for a six month period plus additional cash compensation. The 250,000 shares vest upon issuance but if the agreement is terminated within 90 days of execution the shares are to be returned and cancelled. Stock compensation of $44,126 was recorded as a result of the stock issued under the agreement.

Common stock returned during the nine months ended June 30, 2019

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

Common Stock issuances during the nine months ended June 30, 2018

During the period commencing October 1, 2017 through June 30, 2018, the Company received $251,900 from 16 investors pursuant to private placement agreements with the investors to purchase 314,875 shares of the Company’s $0.001 par value common stock at a purchase price equal to $0.80 for each share of Common stock.

During the period commencing October 1, 2017 through June 30, 2018, the Company issued 300,000 shares of the Company’s $0.001 par value common stock as collateral for promissory notes, the shares are held in a third-party escrow account and will be returned to the Company upon repayment of the loans.

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

During the period commencing October 1, 2018 through June 30, 2018, the Company issued 41,640 shares of the Company’s $0.001 par value common stock to settle accounts payable. The shares were valued at $75,733 and the Company recorded a loss on settlement of debt of $41,092 result of the issuance.

11. STOCK WARRANTS

The following is a summary of stock warrant activity during the nine months ended June 30, 2019.

	Number of Warrant Shares	Weighted Average Exercise Price
Balance, September 30, 2018	8,989,299	$0.89
Warrants granted	6,413,333	$3.22
Warrants expired	—	—
Warrants canceled	—	—
Warrants exercised	(2,262,000)	0.08
Balance,June 30, 2019	13,140,632	$2.17

As of March 31, 2019, the outstanding warrants have a weighted average remaining term of was 4.06 years and an intrinsic value of $5,170,118.

As of June 30, 2019, there are warrants exercisable to purchase 12,697,775 shares of common stock in the Company and 442,857 unvested warrants outstanding that cannot be exercised until vesting conditions are met. 9,961,980 of the warrants require a cash investment to exercise as follows, 50,000 required a cash investment of $0.80 per share, 4,498,647 require a cash investment of $1.50 per share, 1,250,000 require a cash investment of $2.00 per share, 1,030,000 require a cash investment of $2.50 per share, 2,000,000 require an investment of $3.50 per share, 100,000 require an investment of $4.00 per share, 600,000 require an investment of $5.00 per share, 383,333 require a cash investment of $7.50 per share and 50,000 require a cash investment of $10.00 per share. 3,178,652 of the outstanding warrants contain provisions allowing a cashless exercise at their respective exercise price.

Warrant activity for the nine months ended June 30, 2019

On October 15, 2018, the Company entered into an agreement with a consultant for services. Under this agreement the Company agreed to issue 30,000 warrants to purchase shares of the Company’s common stock at an exercise price of $2.50 for a period of five years which vest evenly over a six-month period from the agreement date. During the nine months ended June 30, 2019, the Company recorded stock compensation of $68,643 as a result of the stock issued under the agreement. The warrants were valued using the black-Scholes valuation model.

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

On April 18, 2019, in connection with a Securities purchase agreement (see Note 8 for additional details) the Company issued Common Stock Purchase Warrants to acquire up to 2,300,000 shares of common stock for a term of three years on a cash-only basis at an exercise price of $3.50 per share with respect to 2,000,000 Warrant Shares, $4.00 with respect to 100,000 Warrant Shares, $5.00 with respect to 100,000 Warrant Shares, $7.50 with respect to 50,000 Warrant Shares and $10.00 with respect to 50,000 Warrant Shares.

On August 28, 2018, in connection with the Consulting agreement executed with Zero Positive, LLC the Company issued warrants to purchase 900,000 shares of common stock at an exercise price of $0.80 per share to Zero Positive. The warrants were valued at $2,607,096 using the Black Scholes option pricing model. The warrants vest as follows: 300,000 warrants vested immediately, the balance vest evenly on the last day of each month over the forty-two months beginning August 31, 2018. As of June 30, 2019, 457,143 warrants had vested, and the Company recorded an expense of $372,442 during the nine months ended June 30, 2019. (See Note 9 for additional details.)

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

The Black-Scholes model utilized the following inputs to value the warrants granted during the nine months ended June 30, 2019:

Fair value assumptions – Warrants:	June 30, 2019
Risk free interest rate	2.36% -3.01%
Expected term (years)	3-5
Expected volatility	254-268%
Expected dividends	0%

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

As of June 30, 2019, the Company expects to recognize $1,282,857 of stock-based compensation for the non-vested outstanding warrants over a weighted-average period of 2.51 years.

Warrant activity for the nine months ended June 30, 2018

On December 13, 2017, an investor exercised warrants to purchase 27,548 shares of the Company’s $0.001 par value common stock at a purchase price equal to $0.363 for each share of Common stock. The Company received $10,000 as a result of this exercise.

On January 1, 2018, the Company issued warrants to purchase 100,000 shares of common stock at an exercise price of $0.80 per share to an advisor for business advisory services. The warrants were valued at $234,095 using the Black Scholes option pricing model based upon the following assumptions: term of 5 years, risk free interest rate of 2.01%, a dividend yield of 0% and volatility rate of 158%. The warrants vest evenly over the six-month services period ended June 30, 2018.

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

During the nine months ended June 30, 2019, the Company recognized $372,442 of stock-based compensation related to warrants.

12. STOCK OPTIONS

The Company sponsors a stock-based incentive compensation plan known as the 2017 Incentive Plan (the “Plan”), which was established by the Board of Directors of the Company on June 19, 2017. A total of 3,000,000 shares were initially reserved for issuance under the Plan. As of June 30, 2019, there were 2,552,910 shares available for issuance under the plan.

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

The following is a summary of stock option activity during the nine months ended June 30, 2019.

	Number of Option Shares	Weighted Average Exercise Price
Balance, September 30, 2018	319,206	$1.18
Options granted	127,884	$1.95
Options expired	—	—
Options canceled	—	—
Options exercised	—	—
Balance, June 30, 2019	447,090	$1.40

As of June 30, 2019, there are options exercisable to purchase 447,090 shares of common stock in the Company. As of June 30, 2019, the outstanding options have a weighted average remaining term of was 2.39 years and an intrinsic value of $239,392.

Option activity for the nine months ended June 30, 2019

During the nine months ended June 30, 2019, the Company issued 127,884 options to purchase shares of common stock to employees, the shares were granted at quoted market prices ranging from $1.51 to $5.90. The options were valued at issuance using the Black Scholes model and stock compensation expense of $245,000 was recorded as a result of the issuances.

On March 10, 2018 the Company issued a total of 250,000 options to four consultants for advisory services. The options vest evenly 12 months from issuance. The options expire 24 months after issuance and require a cash investment to exercise. The options were valued at issuance using the Black Scholes model at $342,500 and amortized of the term of the agreement. During the nine months ended June 30, 2019, $191,425 was been expensed as stock-based compensation.

The Black-Scholes model utilized the following inputs to value the options granted during the nine months ended June 30, 2019:

Fair value assumptions – Options:	June 30, 2019
Risk free interest rate	2.21-2.91%
Expected term (years)	3
Expected volatility	239%-271%
Expected dividends	0%

As of June 30, 2019, the Company expects to recognize $0 of stock-based compensation for the non-vested outstanding options over a weighted-average period of 0 years.

Option activity for the nine months ended June 30, 2018

During the nine months ended June 30, 2018, the Company issued 41,065 options to purchase shares of the common stock to employees, the shares were granted at quoted market prices between $1.57 and $3.45. The options were valued at issuance using the Black Scholes model and stock compensation expense of $75,000 was recorded as a result of the issuances.

On March 10, 2018 the Company issued a total of 250,000 options to four consultants for advisory services. The Options vest evenly 12 months from issuance. The Options expire 24 months after issuance and require a cash investment to exercise. The options were valued at issuance using the black Scholes model at $342,500. As of June 30, 2018, $105,096 had been expensed as stock compensation.

The Black-Scholes model utilized the following inputs to value the options granted during the nine months ended June 30, 2018:

Fair value assumptions – Options:	June 30, 2018
Risk free interest rate	1.46-2.61%
Expected term (years)	2-3
Expected volatility	120%-182%
Expected dividends	0%

13. COMMITMENTS AND CONTINGENCIES

Office leases

The Company’s corporate offices are located at 70 North Main Street, Suite 105, Bountiful, Utah 84010. The Company occupies the leased space on a month to month basis at a rate of $850 per month. Future minimum lease payments under the operating leases for the facilities as of June 30, 2019, are $0.

On May 15, 2018, the Company executed a 37-month lease agreement, which commenced on July 1, 2018 at 4360 Viewridge Avenue, Suite C, San Diego, California. The agreement calls for the Company to make payments of $4,057 in base rent per month through July 31, 2021 subject to an annual 3% rent escalation. Future minimum lease payments under the operating leases for the facilities as of June 30, 2019, are as follows:

Fiscal year ending September 30, 2019 - $12,536

Fiscal year ending September 30, 2020 - $50,521

Fiscal year ending September 30, 2021 - $43,170

14. MAJOR CUSTOMERS AND VENDORS

For the nine months ended June 30, 2019 and 2018, the Company had the following customers that represented more than 10% of sales.

	June 30, 2019	June 30, 2018
Customer A	33.9%	—
Customer B	21.4%	—
Customer C	—	14.7%
Customer D	21.9%	68.8%

For the nine months ended June 30, 2019 and 2018, the Company had the following suppliers that represented more than 10% of direct material costs.

	June 30, 2019	June 30, 2018
Vendor A	—	14.0%
Vendor B	—	28.4%
Vendor C	—	27.4%
Vendor D	—	10.3%
Vendor E	90.1%	—

15. SUBSEQUENT EVENTS

Issuance of Common stock for services

During the period commencing July 1, 2019 through August 14, 2019, the Company issued 60,000 shares of the Company’s $0.001 par value common stock to Regal Consulting, LLC for investor relations services.

Issuance of Stock options to employees

During the period commencing July 1, 2019 through August 14, 2019, the Company issued 11,641 options to purchase shares of common stock to employees, the options were granted at quoted market prices ranging from $1.23 to $1.90.

Issuance of Common stock for convertible debt

On July 19, 2019, the investor converted $500,000 in principal and $175,000 in interest as a conversion premium, for 451,086 shares of the Company common stock at an effective conversion price of $1.82. (see Note 8 for additional details.)

On January 7, 2019, an investor converted $2,500,000 in principal and $875,000 in interest as a conversion premium, for 1,784,729 shares of the Company common stock at an effective conversion price of $1.89. On July 9, 2019, in accordance with the terms of the agreement the investor was issued an additional 456,140 shares of common stock due to the decrease in stock price resulting in an effective conversion price of $1.51. (see Note 8 for additional details.)

On March 6, 2019, the investor converted $1,000,000 in principal and $350,000 in interest as a conversion premium, for 713,892 shares of the Company common stock at an effective conversion price of $1.89. On July 16, 2019, in accordance with the terms of the agreement the investor was issued an additional 182,456 shares of common stock due to the decrease in stock price resulting in an effective conversion price of $1.51. (see Note 8 for additional details.)

Amendment to Articles of Incorporation

On August 9, 2019, the Company filed a Certificate of Amendment to its Articles of Incorporation to increase its authorized shares of common stock from 100,000,000 to 200,000,000. The amendment was previously approved by written consent of the Company’s Board and more than a majority of the voting power of its stockholders and delivered to stockholders of record as of the close of business July 2, 2019 pursuant to a Definitive Information Statement on Schedule 14C.

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

Results of operations for the three months ended June 30, 2019 and 2018

Revenues

We earned revenues of $1,222,736 during the three months ended June 30, 2019, as compared with $328,586 in revenues for the same period ended 2018.

Gross Profit

Our cost of revenues was $1,006,144 for the three months ended June 30, 2019, resulting in gross profit of $216,592, as compared with cost of revenues of $288,400 for the three months ended June 30, 2018, resulting in gross profit of $40,186.

Our cost of revenues for the three months ended June 30, 2019 was mainly the result of materials, manufacturing, subcontractors and direct labor expense.

Material expenses decreased to $39,717 for the three months ended June 30, 2019, from $228,871 for the same period ended 2018. Our materials expense for the three months ended June 30, 2019 and 2018 consisted mainly of the cost of energy storage and related components installed at customer microgrids.

Manufacturing expenses increased to $894,561 for the three months ended June 30, 2019, from $0 for the same period ended 2018. Our manufacturing expense for the three months ended June 30, 2019 consisted mainly of the cost of contract manufacturing for our switchgear products.

Direct labor increased to $14,356 for the three months ended June 30, 2019, from $9,832 for the same period ended 2018. Our direct labor expenses for the three months ended June 30, 2019, and 2018 consisted mainly of allocated payroll costs of employees and consultants.

Subcontractor expenses increased to $57,510 for the three months ended June 30, 2019, from $48,923 for the same period ended 2018. Our subcontractor expenses for the three months ended June 30, 2019, and 2018 consisted mainly of fees charged by subcontractors for installation of solar panels and energy storage.

Operating Expenses

We had operating expenses of $2,693,290 for the three months ended June 30, 2019, as compared with $1,095,125 for the three months ended June 30, 2018.

Professional fees increased to $1,296,993 for the three months ended June 30, 2019, from $364,863 for the same period ended June 30, 2018. Our professional fees expenses for the three months ended June 30, 2019 and 2018 consisted mainly of officers and directors’ consulting fees, consulting fees, audit and review fees and stock-based compensation.

Professional fees increased in 2019 mainly as a result of increased stock-based compensation and other consulting related to increased business development efforts and audit and legal fees in connection with our SEC reporting obligations.

Payroll expenses increased to $211,129 for the three months ended June 30, 2019, from $128,604 for the same period ended 2018. Our payroll expenses for the three months ended June 30, 2019 and 2018 consisted mainly of salary and wages expense and employee stock-based compensation.

General and administrative fees increased to $222,167 for the three months ended June 30, 2019, from $58,541 for the same period ended 2018. Our general and administrative expenses for the three months ended June 30, 2019 and 2018 consisted mainly of travel expenses, rent expenses, insurance expenses, dues and subscriptions and office expense.

Product development expense increased to $344,871 for the three months ended June 30, 2019, from $329,274 for the same period ended 2018. Our product development expenses for the three months ended June 30, 2019 and 2018 consisted mainly of amortization of capitalized software.

Depreciation and amortization expense increased to $618,130 for the three months ended June 30, 2019, from $209,963 for the same period ended 2018.

We expect that our operating expenses will increase in future quarters as we further implement our business plan. As we execute on customer contracts we may be required to hire and compensate additional personnel and support increased operational costs.

Other Expenses

Other expenses decreased to $1,495,213 for the three months ended June 30, 2019, from $5,098,908 for the same period ended June 30, 2018. Our other expenses for the three months ended June 30, 2019 consisted mainly of interest expense of $1,495,213. Our other expenses for the three months ended June 30, 2018 consisted of interest expense of $368,690, loss on derivative liability of $4,689,126 and loss on settlement of debt of 41,092.

Net Loss

We recorded a net loss of $3,971,911 for the three months ended June 30, 2019, as compared with a net loss of $6,153,847 for the same period ended June 30, 2018.

Results of operations for the nine months ended June 30, 2019 and 2018

Revenues

We earned revenues of $2,209,542 during the nine months ended June 30, 2019, as compared with $466,931 in revenues for the same period ended 2018.

Gross Profit

Our cost of revenues was $1,821,488 for the nine months ended June 30, 2019, resulting in gross profit of $388,054, as compared with cost of revenues of $372,145 for the nine months ended June 30, 2018, resulting in gross profit of $94,786.

Our cost of revenues for the nine months ended June 30, 2019 was mainly the result of materials, manufacturing, subcontractors and direct labor expense.

Material expenses decreased to $125,782 for the nine months ended June 30, 2019, from $269,819 for the same period ended 2018. Our materials expense for the nine months ended June 30, 2019 and 2018 consisted mainly of the cost of solar panels and energy storage and related components installed at customer microgrids.

Manufacturing expenses increased to $1,215,993 for the nine months ended June 30, 2019, from $0 for the same period ended 2018. Our manufacturing expense for the nine months ended June 30, 2019 consisted mainly of the cost of contract manufacturing for our switchgear products.

Direct labor increased to $83,327 for the nine months ended June 30, 2019, from $21,916 for the same period ended 2018. Our direct labor expenses for the nine months ended June 30, 2019 and 2018 consisted mainly of allocated payroll costs of employees and consultants.

Subcontractor expenses increased to $389,009 for the nine months ended June 30, 2019, from $79,517 for the same period ended 2018. Our subcontractor expenses for the nine months ended June 30, 2019 and 2018 consisted mainly of fees charged by subcontractors for installation of solar panels and energy storage.

Operating Expenses

We had operating expenses of $7,192,344 for the nine months ended June 30, 2019, as compared with $3,216,863 for the nine months ended June 30, 2018.

Professional fees increased to $3,719,269 for the nine months ended June 30, 2019, from $851,755 for the same period ended June 30, 2018. Our professional fees expenses for the nine months ended June 30, 2019 consisted mainly of officers and directors’ consulting fees of $472,989, consulting fees of $848,489, and accounting, audit and review fees of $95,349 and stock-based compensation of $1,540,503. Our professional fees expenses for the nine months ended June 30, 2018 consisted mainly of officers’ consulting fees of $270,000, consulting fees of $169,275, and audit and review fees of $37,115 and stock-based compensation of $375,365. Professional fees increased in 2019 mainly as a result of increased stock-based compensation and other consulting related to increased business development efforts and audit and legal fees in connection with our SEC reporting obligations.

Payroll expenses increased to $684,650 for the nine months ended June 30, 2019, from $494,577 for the same period ended 2018. Our payroll expenses for the nine months ended June 30, 2019 consisted mainly of salary and wages expense of $508,400 and employee stock-based compensation of $176,250. Our payroll expenses for the nine months ended June 30, 2018 consisted mainly of salary and wages expense of $458,503 and employee stock-based compensation of $36,074.

General and administrative fees increased to $478,564 for the nine months ended June 30, 2019, from $199,049 for the same period ended 2018. Our general and administrative expenses for the nine months ended June 30, 2019 consisted mainly of travel expenses of $60,028, rent expenses of $52,378, insurance expenses of $79,939, dues and subscriptions of $136 092 and office expense of $30,116. Our general and administrative expenses for the nine months ended June 30, 2018 consisted mainly of travel expenses rent expenses, insurance expenses, dues and subscriptions and office expenses.

Product development expense increased to $1,034,612 for the nine months ended June 30, 2019, from $1,031,936 for the same period ended 2018. Our product development expenses for the nine months ended June 30, 2019 and 2018 consisted mainly of amortization of capitalized software.

Depreciation and amortization expense increased to $1,275,249 for the nine months ended June 30, 2019, from $632,705 for the same period ended 2018.

We expect that our operating expenses will increase in future quarters as we further implement our business plan. As we execute on customer contracts we may be required to hire and compensate additional personnel and support increased operational costs.

Other Expenses

Other expenses increased to 7,215,712 for the nine months ended June 30, 2019, from $5,417,210 for the same period ended June 30, 2018. Our other expenses for the nine months ended June 30, 2019 consisted mainly of loss on settlement of debts of $19,425, and interest expense of $7,196,287. Our other expenses for the nine months ended June 30, 2018 consisted of interest expense of $418,109, loss on derivative liability of $4,958,009 and loss on settlement of debts of $41,092.

Net Loss

We recorded a net loss of $14,020,002 for the nine months ended June 30, 2019, as compared with a net loss of $8,539,287 for the same period ended June 30, 2018.

Liquidity and Capital Resources

As of June 30, 2019, we had total current assets of $11,475,203, consisting of cash, accounts receivable, and prepaid expenses and other current assets, and total assets in the amount of $32,912,161. Our total current and total liabilities as of June 30, 2019 were $1,373,889 and $2,881,181, respectively. We had working capital of $10,101,314 as of June 30, 2019.

Operating activities used $5,792,028 in cash for the nine months ended June 30, 2019, as compared with $901,141 for the same period ended June 30, 2018. Our net loss of $14,020,002 was the main component of our negative operating cash flow for the nine months ended June 30, 2019, offset mainly by loss on settlement of debt of $19,425, depreciation and amortization of $1,275,249, amortization of capitalized software of $1,034,612, amortization of debt discounts of $5,674,800, shares issued as interest of 1,225,000 and stock-based compensation of $1,716,753. Our net loss of $8,539,287 was the main component of our negative operating cash flow for the nine months ended June 30, 2018, offset mainly by depreciation and amortization of $632,705, amortization of capitalized software of $1,030,823, loss on derivative liability of $4,958,009 and stock based compensation of $375,365.

Cash flows used by investing activities during the nine months ended June 30, 2019 was $598,763, as compared with $290,779 for the same period ended June 30, 2018. Our investment in the capitalized software of $569,043 and purchase of fixed assets of $27,570 were the main components of our negative investing cash flow for the nine months ended June 30, 2019. Our investment in the capitalized software of $270,618, investment in intangible assets of $5,964 and purchase of fixed assets of $14,197 was the main component of our negative investing cash flow for the nine months ended June 30, 2018.

Cash flows provided by financing activities during the nine months ended June 30, 2019 amounted to $13,994,092, as compared with $1,152,273 for the nine months ended June 30, 2018. Our positive cash flows from financing activities for the nine months ended June 30, 2019 consisted of $361,800 in proceeds from the sale of common stock, $14,995,000 in net proceeds from convertible notes and $75,030 from related party debts off-set by repayments of $507,876 on promissory notes, repayments of $555,000 on convertible debts and repayments of $457,820 on related party debts. Our positive cash flows from financing activities for the nine months ended June 30, 2018 consisted mainly of proceeds from the sale of common stock of $251,900, short term notes of $587,989, $184,250 in net proceeds from convertible notes, and $219,660 from related party debts, offset by repayments of $65,574 on promissory notes and repayments of $60,000 on related party debts.

Off Balance Sheet Arrangements

As of June 30, 2019, there were no off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

In June 2018, the FASB issued ASU 2018-07, "Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting," which modifies the accounting for share-based payment awards issued to nonemployees to largely align it with the accounting for share-based payment awards issued to employees. ASU 2018-07 is effective for us for annual periods beginning October 1, 2019. We are evaluating the potential impact to our financial position or results of operations.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2019. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2019, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of June 30, 2019, our disclosure controls and procedures were not effective: insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the nine months ended June 30, 2019 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

On June 12, 2019, the Company entered into an agreement with SylvaCap Media for investor relations services. Under this agreement the Company agreed to issue 250,000 shares of the Company’s common stock as compensation for services for a six-month period plus additional cash compensation.

During the period commencing July 1, 2019 through August 14, 2019, the Company issued 60,000 shares of the Company’s $0.001 par value common stock to Regal Consulting, LLC for investor relations services.

During the period commencing July 1, 2019 through August 14, 2019, the Company issued 11,641 options to purchase shares of common stock to employees, the options were granted at quoted market prices ranging from $1.23 to $1.90.

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

Date: August 14, 2019	By: /s/ S. Matthew Schultz S. Matthew Schultz Title: Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2019

By: /s/Zachary K. Bradford Zachary K. Bradford Title: Chief Financial Officer (Principal Financial and Accounting Officer)

