Form 10-K
period 2019-09-30
CLEANSPARK, INC.
filed 2019-12-16
CIK 827876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2019

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

[ ] Large accelerated filer	[X] Accelerated filer
[ ] Non-accelerated filer	[X] Smaller reporting company
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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $93,671,264

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 4,776,118 shares as of December 13, 2019

2

PART I

Item 1. Business

Organization Overview

CleanSpark, Inc. (“CleanSpark”, “we”, “our”, the "Company") was incorporated in the State of Nevada on October 15, 1987, as SmartData Corporation. SmartData conducted a 504-public offering in the State of Nevada in December 1987, and began trading publicly in January 1988. Due to a series of unfortunate events, including the untimely death of the founding CEO, SmartData discontinued active business operations in 1992.

On March 25, 2014, we began operations in the alternative energy sector.

In December 2014, the Company changed its name to Stratean Inc. through a short-form merger in order to better reflect its business plan.

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

On January 22, 2019, CleanSpark entered into an Agreement with Pioneer Critical Power, Inc., whereby it acquired certain intellectual property assets and a customer list. As consideration the Company issued to its sole shareholder (i) 175,000 of the common stock of CleanSpark, (ii) a five-year warrant to purchase 50,000 shares of CleanSpark common stock at an exercise price of $16.00 per share, and (iii) a five-year warrant to purchase 50,000 shares of CleanSpark common stock at an exercise price of $20.00 per share. As a result of the transaction Pioneer Critical Power Inc. became a wholly owned subsidiary of CleanSpark Inc. On February 1, 2019, Pioneer Critical Power, Inc. was renamed to CleanSpark Critical Power Systems, Inc.

On December 10, 2019, the Financial Industry Regulatory Authority (“FINRA”) approved the Company’s 1:10 reverse stock split of the Company’s common stock. The reverse stock split took effect on December 11, 2019. Unless otherwise noted, impacted amounts and share information in this annual report and included in the audited financial statements and notes thereto as of and for the fiscal years ended September 30, 2019 and 2018, have been adjusted for the stock split as if such stock split occurred on the first day of the first period presented.

Our Business

We are in the business of providing advanced energy software and control technology that enables a plug-and-play enterprise solution to modern energy challenges. Our services consist of intelligent energy monitoring and controls, microgrid design and engineering and consulting services. Our software allows energy users to obtain resiliency and economic optimization. Our software is uniquely capable of enabling a microgrid to be scaled to the user's specific needs and can be widely implemented across commercial, industrial, military and municipal deployment.

Integral to our business is our mPulse and mVSO software platforms (the “Platforms”). When the Platforms are implemented on a customer’s power system, they are able to control the distributed energy resources on site to provide secure, sustainable energy often at significant cost savings for our energy customers. The Platforms allows customers to efficiently manage renewable energy generation, other distributed energy generation technologies including energy generation assets, energy storage assets, and energy consumption assets. By having autonomous control over the distributed facets of energy usage and energy storage, customers are able to reduce their dependency on utilities, thereby keeping energy costs relatively constant over time. The overall aim is to transform energy consumers into energy producers by supplying power that anticipates their routine instead of interrupting it.

We also own patented gasification technologies. Our technology converts any organic material into SynGas. SynGas can be used as clean, renewable, environmentally friendly, warming fuel for power plants, motor vehicles, and as feedstock for the generation of DME (Di-Methyl Ether).

As previously disclosed, we plan to continue our focus on the Distributed energy and microgrid side of the business in 2020, as opposed to expending significant efforts on the Gasifier side of the business. We plan to continue our efforts to better our technology, service existing customers and market our System (defined below) to prospective clients. We feel that this focus would provide the best opportunity for our shareholders.

Lines of Business

Through CleanSpark, LLC, the Company provides microgrid solutions to military, commercial and residential properties.

The services offered consist of, microgrid design and engineering, project development consulting services. The work is performed under fixed price bid contracts and negotiated price contracts.

Through CleanSpark Critical Power Systems, Inc., the Company provides custom hardware solutions for distributed energy systems that serve military and commercial residential properties. The equipment is generally sold under negotiated fixed price contracts.

Our Distributed Energy Management Business

Integral to our business is our Distributed Energy Management Business (the “DER Business”). The main assets of our DER Business include our propriety software systems (“Systems”) and also our engineering and methodology trade secrets. The Distributed Energy systems and Microgrids that utilize our Systems are capable of providing secure, sustainable energy with significant cost savings for its energy customers. The Systems allows customers to design, engineer, and then efficiently manage renewable energy generation, storage and consumption. By having autonomous control over the multiple facets of energy usage and storage, customers are able to reduce their dependency on utilities, thereby keeping energy costs relatively constant over time. The overall aim is to transform energy consumers into intelligent energy producers by supplying and managing power in a manner that anticipates their routine instead of interrupting it.

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

A microgrid is comprised of any number of generation, energy storage, and smart distribution assets that serve a single or multiple loads, both connected to the utility grid and separate from the utility grid “islanded.” In the past, distributed energy management systems and microgrids have consisted of off-grid generators organized with controls to provide power where utility lines cannot run. Today, modern distributed energy management systems and microgrids integrate renewable energy generation systems (REGS) with advanced energy storage devices and interoperate with the local utility grid. Advanced autonomous cyber-secure microgrids controls relay information between intelligent hardware and localized servers to make decisions in real-time that deliver optimum power where it is needed, when it is needed.

Our Systems create an integrated distributed energy management control platform that seamlessly integrates all forms of energy generation with energy storage devices and controls facility loads to provide energy security in real time free of cyber threats. Able to interoperate with the local utility grid, the Systems bring users the ability to choose when to buy or sell power to and from the grid, enabling what we believe is the most cost-effective power solution that exists on the current market.

Our Systems are ideal for commercial, industrial, mining, defense, campus and residential users and ranges in size from 4KW to 100MW and beyond and can deliver power at or below the current cost of utility power.

Our services consist of distributed energy microgrid system engineering and design, and project consulting services. The work is performed under fixed price bid contracts and negotiated price contracts.

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

Microgrid Value Stream Optimizer (mVSO)

The Microgrid Value Stream Optimizer (mVSO) tool provides a robust distributed energy and microgrid system modeling solution. mVSO takes utility rate data and load data for a customer site and helps automate the sizing and analysis of potential microgrid solutions as well as providing a financial analysis around each grid configuration. mVSO uses historical data to generate projected energy generation assets and models how storage responds to varying operational modes and command logics based upon predicted generation and load curves. mVSO analyzes multiple equipment combinations and operational situations to determine the optimal configuration for a site based on the financials, equipment outlay, utility cost savings, etc., to arrive at payback and IRR values. This ultimately provides the user with data to design a distributed energy and/or microgrid system that will meet the customers’ performance benchmarks.

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

Further, this growing focus on economic advantage is in line with the continued market evolution toward an open energy market at regional levels. We want to be well positioned to enter into this market at each step of its availability, from responding to demand response requests all the way through participating in ancillary grid service markets and fully open transactive energy markets as regulation matures. To position ourselves, the mPulse platform implements internal markets at each level of the system. In these internal markets, energy producing assets are modeled as sellers, and energy consuming assets are modeled as buyers, with the market playing matchmaker between the two and virtually “selling” available energy to the highest bidder, thereby satisfying the energy loads at the highest economic advantage for both participants at any given moment.

The internal energy market running at our customers’ sites take daily feeds of production and load forecasts from the platform to set up the daily market parameters, then ingest a stream of current positions of both buyers and sellers as well as their individual pricing information, which is calculated based on the details of the energy rate under which those consumers operate. Consumers bid into the market along the schedule of the specific rate structure under which those loads operate, with bids including the calculated value of energy and power based on that rate and the predicted total use and power profile during the time period of that bid. Based on the predicted generation profile and the other active bids currently being satisfied, the market either fills or cannot fill the newly received bid, and based on the market’s feedback, the consumer’s operation mode and setpoint will change, which will determine the actual control commands sent to related equipment.

This market scenario is mirrored at every level, from an individual node potentially consisting of only one producer and one consumer (power source and meter, respectively), to a higher-level node, in which other nodes participate as either net producers or net consumers, to the site level, and even up to regional level, when sites are allowed to participate in the market directly. At each level, details of the level below are aggregated and abstracted away, so each level operates in a simple and self-similar way, mirroring the physical construction of the FractalGrid. These markets shine in optimization scenarios, especially in times of just enough supply or even slight scarcity, which generally allows the system to reap the maximum economic value for our customers even in the case of undersized grids. In addition, this flexibility allows for ease of integration for new market participants at each level as regulation matures to support further Demand Response programs, ancillary service markets, and eventually peer-to-peer transactive energy.

Quality

We employ a quality-first mindset in all aspects of our software design. From a software architecture point of view, this translates in designing for the maintainability, extensibility, scalability, availability, accessibility, and deployability of the system. This design plan paired with our design and engineering methods and experience are intended to help keep us on the leading edge of the microgrid industry.

Patent Protection

We were granted a United States Patents on April 10, 2018 protecting our software systems. The patent, "Establishing Communication and Power Sharing Links Between Components of a Distributed Energy System, US 9,941, 696 B2," is a patent that specifically addresses our engineering and data-analytics technologies, processes and procedures. The patent covers our ability to receive data from a plurality of sources within a microgrid, which is then analyzed to forecast power needs across the microgrid, or a combination of multiple 'fractal' microgrids, and then determining whether or when to share power with the requesting module.

Material Agreements

International Land Alliance, Inc.

On November 5, 2019, CleanSpark entered into a binding Memorandum of Understanding (the “MOU”) with International Land Alliance, Inc., a Wyoming corporation (“ILAL”), in order to lay a foundational framework where the Company will deploy its energy solutions products and services to ILAL, its energy projects, and its customers.

Pursuant to the terms of the MOU, the parties will work in good faith and pursue the following priorities over the next twelve (12) months:

1)	The Company will perform feasibility studies to outline the details and scope of developing microgrid energy solutions to support ILAL projects.

2)	ILAL will (a) exclusively sell the Company’s products and services as part of ILAL’s power solution for its offering of off-grid properties, and (b) include the Company’s mPulse DER Energy Manager within the off-grid energy project bids;

3)	The Company will provide on-site testing, training, and support services to ILAL’s projects and operations

In connection with the MOU, and in order to support the power and energy needs of ILAL’s development and construction of certain projects, the Company entered into a Securities Purchase Agreement, dated as of November 6, 2019, with ILAL (the “SPA”).

Pursuant to the terms of the SPA, ILAL sold, and the Company purchased 1,000 shares of Series B Preferred Stock (the “Preferred Stock”) of ILAL for an aggregate purchase price of US $500,000.00 (the “Stock Transaction”), less certain expenses and fees. In connection with the Stock Transaction, ILAL will issue 350,000 shares of its common stock to the Company as commitment shares. ILAL may issue additional shares of its common stock to the Company if certain conditions are not satisfied.

Our Gasifier Business

We own Patent Nos. 9,890,340B2, 9,359,567, 8,518,133 8,105,401 and 8,347,829 protecting our gasification technology and process for using feedstock comprising gaseous fuel. Our technology is capable of converting any organic material into SynGas. SynGas can be used as clean, renewable, environmentally friendly, warming fuel for power plants, motor vehicles, and as feedstock for the generation of DME (Di-Methyl Ether).

Our process involves the grinding, drying, separating, mixing, and then pelletizing of solid waste. These pellets constitute the feedstock for the Gasifier. Gasifying the pellets produces SynGas. SynGas can be converted into multiple forms of energy including motor vehicle and jet fuels. The SynGas produced is sufficently clean that it generally does not require hot-gas cleanup. SynGas is mostly hydrogen and carbon monoxide. Hydrogen and carbon monoxide are primary building blocks for fuels and chemicals. SynGas is a clean burning fuel suitable for use in duel-fuel diesel engines, gas turbines, and steam boilers.

As discussed above, we do not anticipate deploying significant resources on the gasification business at this time. As opportunities arise we intend to utilize the gasification assets and intellectual properties through licensing or sales agreements.

The technologies and prototype will need to undergo additional clinical lab testing to further establish its capability of producing large volumes of clean, renewable energy from any carbon compound (Municipal Solid Waste (MSW), Coal, Sewage Sludge) into clean Synthesis Gas. Our Gasifier is still under development and a commercially viable Gasifier is not expected to be sellable until we are able to expend additional resources on its testing and development. In December of 2014, we executed an agreement with a third party to independently test our production model prototype. The third party was engaged to independently test the Gasifer's performance and certify the results of its performance. Upon completion of the testing, an initial white paper was published outlining the results and suggested improvements. We anticipate that the cost to complete these improvements would be between $250,000 and $500,000. Upon completion of the improvements, we would conduct an extended test run with an independent third party to verify the results needed to prove its commercial viability, at which time we would begin to actively market our Gasifier units.

We have not engaged in any significant negotiations to sell or license our Gasifier products to any major customers.

Competition

We face significant competition in the alternative energy and microgrid markets. Some of our competitors have substantially larger financial and other resources. Factors that could affect our ability increase sales of our System may include resource limitations, available information and our standards established for projected return on investment.

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

Distributed Energy and Microgrid control technologies are new to the market and can be deployed in various formats. Eight technologies that are predominantly used in commercial applications and/or have been extensively studied are:

▪	Virdity (Control Platform)
▪	Lotus (Power monitoring)
▪	GridBridge (Power monitoring)
▪	Schnider (Intelligence and automation)
▪	Spirae (Intelligence and automation and Project Proposal Tool)
▪	Energy Toolbase (Project Proposal Tool)
▪	Homer (Project Proposal Tool)
▪	Growing Energy Labs Inc. (Modeling and Control)

These current technologies of our competitors have a number of inherent problems:

▪	Operational sensitivity to specific hardware solutions potentially increasing the cost of implementations
▪	Non-automated systems require constant monitoring increasing operating costs.

The principal advantages of our System are:

▪	Technology agnostic approach allows customers to leverage aged legacy systems reducing implementation costs.
▪	The automated process is user friendly and does not require highly qualified engineers to operate.
▪	We believe our project proposal tool is more accurate than any other option on the market.

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

Gasification technologies can incorporate any one of a number of Gasifiers. Eight gasification technologies that are predominantly used in commercial applications and/or have been extensively studied are:

▪	Texaco Entrained Flow (Downflow)
▪	Gasifier E-Gas Entrained Flow (Upflow)
▪	Gasifier Shell Entrained Flow (Upflow)
▪	Gasifier KRW Fluidized-Bed Gasifier
▪	Kellogg Transport Reactor Gasifier Lurgi Dry Ash Gasifier
▪	British Gas/Lurgi Fixed Bed Gasifier Plasma Gasification

These current technologies of our competitors have a number of inherent problems:

▪	Large footprint plants and high operating costs.
▪	Operational sensitivity to properties of different feedstock especially moisture content.
▪	Tendency to caking and bridging.
▪	Produces a dirty gas, expensive to clean or only suitable for low efficiency conversion in a steam-boiler turbine generator (10% electrical efficiency).
▪	Inefficient usage of created energy to power plasma conversion.

The principal advantages of our Gasifier are:

▪	Modular concept allows for parallel processing so a facility could be easily expanded or reduced without risk or changing the basic structure by simply adding or removing module units; it also allows for multiple end product processing, producing electricity, ethanol, and fuels simultaneously, and for universal parts, which reduces maintenance costs.
▪	Pollutant absorbing binder aids in efficiency, cracking hydrocarbons acting as a catalyst, and absorbs the pollutants, oxidizes carbon eliminating water vapor and all but 5 – 10% carbon dioxide, which in the Company’s estimation will eliminate the need for carbon sequestration.

Intellectual Property

In relation to our microgrid business, we own the following patents: Patent No. 9,941,696 B2 "Establishing Communication and Power Sharing Links Between Components of a Distributed Energy System, awarded April 10, 2018, is a revolutionary patent that specifically addresses CleanSpark's engineering and data-analytics technologies, processes and procedures. The patent covers CleanSpark's ability to receive data from a plurality of sources within a microgrid, which is then analyzed to forecast power needs across the microgrid, or a combination of multiple 'fractal' microgrids, and then determining whether or when to share power with the requesting module.

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

In the conduct of our activities, our operations will be subject to the requirements of the federal Occupational Safety and Health Act (“OSHA”) and comparable state statutes. The OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of the federal Superfund Amendment and Reauthorization Act and similar state statutes require us to organize information about hazardous materials used, released or produced in its operations. Certain of this information must be provided to employees, state and local governmental authorities and local citizens. We are also subject to the requirements and reporting set forth in OSHA workplace standards.

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

Employees, Consultants and Contractors

We currently have 20 employees, and also contract the services of consultants in the various areas of expertise as required. The way in which our business currently operates is as follows:

Our Chief Executive Officer, Zachary K. Bradford, currently manages our day-to-day operations. He is responsible for the negotiation of contracts, oversees the design, marketing and implementation of the products and processes, and manages licenses, patents, and other intangible assets. In addition to daily management tasks, Mr. Bradford also researches financing and potential investors.

Our Chief Financial Officer, Lori Love, is responsible for implementing our strategic goals and objectives. She is also in charge of managing our financial risks, financial planning, accounting records, SEC filings, reviewing financial data, reporting financial performance, preparing budgets, and monitoring expenditures and costs.

Our Chief Operating Officer, Anthony Vastola, is responsible for implementing and overseeing our general operations, sales efforts and research and development activities.

Our Chief Innovation Officer, Bryan Huber, is responsible for identifying and developing new products, services and business models. In addition, he is responsible for creating new organizational capabilities to provide product differentiation and build long term value.

Our Chief Technology Officer, Amanda Kabak, is responsible for outlining the Company’s technological vision, implementation of technology strategies and ensuring technology resources are aligned with the company’s business needs. In addition, she is responsible for determining the feasibility and marketability of our technology and future software technologies that we may acquire.

The amount of time devoted to us currently by officers may be limited by the resources we have available. However, we feel the time devoted to operations is enough to cover our current operational requirements.

Company Website

We maintain a corporate Internet website at: www.cleanspark.com

The contents of this website are not incorporated in or otherwise to be regarded as part of this Annual Report. We file reports with the SEC which are available on our website free of charge. These reports include annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, “Section 16” filings on Form 3, Form 4, and Form 5, and other related filings, each of which is provided on our website as soon as reasonably practical after we electronically file such materials with or furnish them to the SEC. In addition, the SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including the Company.

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

Since inception, we have sustained $93,056,463 in cumulative net losses and we had a net loss for the year ended September 30, 2019 of $26,116,932. We expect to have operating losses at least until such time as we have developed a substantial and stable revenue base. We cannot assure you that we can develop a substantial and stable revenue base or achieve or sustain profitability on a quarterly or annual basis in the future.

Although we have obtained sufficient funding for the foreseeable future, if we do not obtain increased revenues in 2020, we may have to seek additional financing or scale back or cease our activities, which may significantly harm our chances of success.

Because we currently operate at a loss, we are dependent on generating additional revenue in the coming year. Most of our financing in 2019 was from the issuance of convertible notes along with some funding from the sale of our common stock and related party advances. We obtained approximately $15,000,000 in connection with the sale of two secured convertible promissory notes. While this financing is expected to carry us through 2020, we need to generate cashflows from revenues totaling $2,000,000 to $4,000,000 to support our current operations or we may need a similar amount in additional financing in 2021. As explained in this annual report, these cashflows are needed to increase our sales and marketing efforts, for continued upgrades to our software, and for working capital.

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

To date we have had thirty-four customers for our Microgrid services, System, and Construction Contracts and none for our Gasifiers and we cannot assure you that our customer base will increase.

We had revenue from twenty customers in our fiscal year ended September 30, 2019. We cannot assure you that our customer base will expand or that any decline in net revenue attributable to customer losses will be replaced in a timely manner. If we fail to commercialize our products and services and increase our customer base, our business will fail.

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

In relation to our microgrid business, we own the following patents: Patent No. 9,941,696 B2 "Establishing Communication and Power Sharing Links Between Components of a Distributed Energy System, awarded April 10, 2018, The patent covers CleanSpark's ability to receive data from a plurality of sources within a microgrid, which is then analyzed to forecast power needs across the microgrid, or a combination of multiple 'fractal' microgrids, and then determining whether or when to share power with the requesting module.

We also own patent numbers 8,518,133 and 8,105,401 ‘Parallel Path, Downdraft Gasifier Apparatus and Method'’ and patent number 9,359,567 ‘Gasification Method Using Feedstock Comprising Gaseous Fuel’– which covers our Gasifier technology. We also own patent number 8,342,829 entitled ‘Electrolytic Reactor and Related Methods for Supplementing the Air Intake of an Internal Combustion Engine.’

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

Our common stock is quoted under the symbol “CLSK” on the OTCQB operated by OTC Markets Group, Inc., an electronic inter-dealer quotation medium for equity securities. Our market currently has limited liquidity and trading activity. There can be no assurance that our trading market liquidity will increase of that it will be sustained at its current levels.

Our securities are somewhat thinly traded. Accordingly, it may be difficult to sell shares of our common stock without significantly depressing the value of the stock. Unless we are successful in developing continued investor interest in our stock, sales of our stock could continue to result in major fluctuations in the price of the stock.

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

We are authorized to issue 10,000,000 shares of “blank check” preferred stock, with such rights, preferences and privileges as may be determined from time-to-time by our board of directors. Our board of directors is empowered, without stockholder approval, to issue preferred stock in one or more series, and to fix for any series the dividend rights, dissolution or liquidation preferences, redemption prices, conversion rights, voting rights, and other rights, preferences and privileges for the preferred stock. We currently have 1,750,000 shares of our series A preferred stock outstanding, the features of which are contained elsewhere in this annual report. We are also authorized to issue 100,000 shares of our Series B preferred stock, the features of which are contained elsewhere in this annual report.

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

Because may be subject to the “Penny Stock” rules, the level of trading activity in our stock may be reduced.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Currently, we do not own any real estate. Our corporate offices are located at 70 North Main Street, Suite 105, Bountiful Utah 84010. We are currently on a month-to-month lease agreement that calls for us to make payments of $850 per month.

We operate our California operations out of leased office space located at 4360 Viewridge Avenue, Suite C, San Diego, California 92123. On May 15, 2018, we executed a 37-month lease agreement, which commenced on July 1, 2018. The agreement calls for us to make payments of $4,057 in base rent per month through July 31, 2021 subject to an annual 3% rent escalation. Future minimum lease payments under the operating leases for the facilities as of September 30, 2019, are as follows:

Fiscal year ending September 30, 2020	$50,521
Fiscal year ending September 30, 2021	$43,170

The Company believes its existing facilities and equipment are in good operating condition and are suitable for the conduct of its business.

Item 3. Legal Proceedings

We are subject to litigation, claims, investigations and audits arising from time to time in the ordinary course of our business. At this time, we are not aware of any material pending legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

	Fiscal Year Ended September 30, 2019
Quarter Ended	High $	Low $
September 30, 2019	22.50	7.70
June 30, 2019	36.50	18.00
March 31, 2019	79.50	19.20
December 31, 2018	62.50	11.00

	Fiscal Year Ended September 30, 2018
Quarter Ended	High $	Low $
September 30, 2018	68.00	15.00
June 30, 2018	15.10	9.00
March 31, 2018	10.00	8.00
December 31, 2017	26.30	10.00

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

Holders of Our Common Stock

As of December 13, 2019, we had 276 registered holders of record of our common stock, with others in street name.

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

On April 9, 2019, an investor exercised warrants to purchase 900 shares of the Company’s $0.001 par value common stock at a purchase price equal to $36.60 for each share of Common stock. The Company received $3,267 as a result of this exercise.

On June 12, 2019, the Company entered into an agreement with SylvaCap Media for investor relations services. Under this agreement the Company agreed to issue 25,000 shares of the Company’s common stock as compensation for services for a six-month period plus additional cash compensation. On September 10, 2019, SylvaCap agreed to return the shares. As of the date of this filing the shares have not been returned.

During the period commencing from October 1, 2018 through September 30, 2019, the Company issued 36,000 shares of the Company’s $0.001 par value common stock to Regal Consulting, LLC for investor relations services.

During the period commencing from October 1, 2018 through September 30, 2019, the Company issued 49,321 options to purchase shares of common stock to employees, the options were granted at exercise prices ranging from $8.50 to $59.00.

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

Securities Authorized for Issuance under Equity Compensation Plans

In June of 2017, our Board of Directors adopted the 2017 Equity Incentive Plan (the “Plan”). The purpose of the Plan is to attract and retain the best available personnel for positions of substantial responsibility with us, to provide additional incentive to employees, directors and consultants, and to promote our success. Under the initial Plan, we were able to issue up to an aggregate total of 300,000 incentive or non-qualified options to purchase our common stock, or stock awards.

Equity Compensation Plans Not Approved by the Shareholders	Number of Securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of Securities remaining available for future issuance under equity compensation plans
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders
The Plan	81,241	$11.80	218,759
Total	81,241	$11.80	218,759

Repurchases

The Company has not made any repurchases of shares or other units of any class of the Company’s equity securities during the fourth quarter of the fiscal year covered by this Annual Report.

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

Results of Operations for the Year Ended September 30, 2019 and 2018

Revenues

We earned $4,532,782 in revenues during the year ended September 30, 2019, as compared with $578,635 in revenues for the year ended September 30, 2018.

For the year ended September 30, 2019 and 2018 our revenue was derived from of the sale of equipment, design, engineering and construction revenue. This income is the result of contracts to sell switchgear equipment, and perform engineering design and construction services for distributed energy and microgrid systems. We hope to generate more significant revenue from customers through the sale and licensing of our Software platforms in the future. We hope to have more news on these efforts in future reports. However, we are unable to estimate with any degree of certainty the amount of future revenues, if any, from existing or future software contracts. Also, we do not anticipate earning significant revenues from our Gasifier business until such time that we have fully developed our technology and are able to market our products.

Gross Profit

Our cost of revenues were $3,861,086 for the year ended September 30, 2019 resulting in gross profit of $671,696, as compared with cost of revenues of $390,774 for the year ended September 30, 2018 resulting in gross profits of $187,861.

Our cost of revenues in 2019 was mainly the result of contract manufacturing expense, materials, subcontractors and direct labor expense.

Contract manufacturing expense increased to $3,220,480 for the year ended September 30, 2019, from $0 for the year ended 2018. Our manufacturing expense consisted of the cost of contract manufacturing of switchgear equipment.

Material expenses decreased to $125,782 for the year ended September 30, 2019, from $227,441 for the year ended 2018. Our materials expense for the years ended September 30, 2019 and 2018 consisted mainly of the cost of solar panels and energy storage.

Direct labor increased to $86,125 for the year ended September 30, 2019, from $32,544 for the year ended 2018. Our direct labor expenses for the year ended September 30, 2019 consisted mainly of allocated payroll costs of employees and consultants.

Subcontractor expenses increased to $366,523 for the year ended September 30, 2019, from $79,517 for the year ended 2018. Our subcontractor expenses for the year ended September 30, 2019 consisted mainly of fees charged by subcontractors for installation of solar panels and energy storage.

Operating Expenses

We had operating expenses of $17,285,541 for the year ended September 30, 2019, as compared with $7,263,792 for the year ended September 30, 2018.

Professional fees increased to $4,829,038 for the year ended September 30, 2019 from $1,271,005 for the same period ended September 30, 2018. Our professional fees expenses for the year ended September 30, 2019 consisted mainly of consulting fees of $1,032,076 paid to management of the Company, stock-based compensation for consulting of $1,735,693, sales consulting of $202,963, legal fees of $220,163, investor relations consulting of $1,253,903, consulting for public relations of $52,740, consulting for software and engineering of $15,680 and audit and review fees of $141,349. Our professional fees expenses for the year ended September 30, 2018 was $1,271,005 which consisted mainly of consulting fees of $564,612 paid to management of the Company, stock based compensation for consulting of $480,620, sales consulting of $50,019, legal fees of $28,910, investor relations consulting of $16,500, consulting for software and engineering of $34,722 and audit and review fees of $45,639.

Payroll expenses decreased to $1,267,403 for the year ended September 30, 2019 from $1,579,197 for the same period ended September 30, 2018. Our payroll expenses for the year ended September 30, 2019 consisted mainly of salary and wages expense of $1,010,054 and employee and officer stock-based compensation of $257,349. Our payroll expenses for the year ended September 30, 2018 consisted mainly of salary and wages expense of $557,576 and employee and officer stock-based compensation of $1,021,621.

General and administrative fees increased to $917,298 for the year ended September 30, 2019 from $279,679 for the same period ended September 30, 2018. Our general and administrative expenses for the year ended September 30, 2019 consisted mainly of travel expenses of $95,151, rent expenses of $76,220 insurance expenses of $123,499, dues and subscriptions of $184,402, marketing related expenses of $95,690, and bad debt expense of $258,255. Our general and administrative expenses for the year ended September 30, 2018 consisted mainly of travel expenses of $46,364, rent expenses of $54,559 insurance expenses of $37,514, dues and subscriptions of $60,575, marketing related expenses of $13,582 and bad debt expense of $11,100.

Product development expense increased to $1,453,635 for the year ended September 30, 2019 from $1,375,650 for the same period ended September 30, 2018. Our product development expenses for the year ended September 30, 2019 consisted mainly of amortization of capitalized software of $1,453,635. Our product development expenses for the year ended September 30, 2018 consisted mainly of amortization of capitalized software of $1,379,483.

Depreciation and amortization expense increased to $1,902,981 for the year ended September 30, 2019 from $854,981 for the same period ended September 30, 2018.

Impairment expenses increased to $6,915,186 for the year ended September 30, 2019 from $1,896,090 for the same period ended September 30, 2018.

Other Income/Expenses

We had other expenses of $9,503,087 for the year ended September 30, 2019, compared with other expenses of $39,930,234 for the year ended September 30, 2018. Our other expenses for the year ended September 30, 2019 consisted mainly of loss on settlement of debts of $19,425, and interest expense of $9,483,662. Our other expenses for the year ended September 30, 2018 consisted mainly of loss on settlement of debts of $41,092, loss on derivative liability of $38,964,688, and interest expense of $924,454.

Net Loss

Net loss for the year ended September 30, 2019 was $26,116,932 compared to net loss of $47,006,165 for the year ended September 30, 2018.

Liquidity and Capital Resources

For the year ended September 30, 2019, our primary sources of liquidity came from existing cash, related party and third-party term notes, and proceeds from securities purchase agreements on convertible debts. Based on our current plans and business conditions, we believe that existing cash and cash generated from operations will be sufficient to satisfy our anticipated cash requirements for at least the next twelve months. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of our sales and marketing, the timing of new product introductions and the continuing market acceptance of our products and services. If cash generated from operations is insufficient to satisfy our capital requirements, we may open a revolving line of credit with a bank, or we may have to sell additional equity or debt securities or obtain credit facilities. In the event such financing is needed in the future, there can be no assurance that such financing will be available to us, or, if available, that it will be in amounts and on terms acceptable to us. If cash flows from operations became insufficient to continue operations at the current level, and if no additional financing was obtained, our business, operating results and financial condition would be adversely affected.

As of September 30, 2019, we had total current assets of $9,884,045, consisting of cash, accounts receivable, contract assets and prepaid expenses and other current assets, and total assets in the amount of $23,434,252. Our total current liabilities as of September 30, 2019 were $1,502,590. We had a working capital surplus of $8,381,455 as of September 30, 2019.

Operating activities used $5,697,989 in cash for the year ended September 30, 2019, as compared with $1,260,521 for the same period ended September 30, 2018. Our net loss of $26,116,932 was the main component of our negative operating cash flow for the year ended September 30, 2019, offset mainly by impairment expense of $6,915,186, depreciation and amortization of $1,902,981, amortization of capitalized software of $1,453,635 and stock-based compensation of $1,993,043. Our net loss of $47,006,165 was the main component of our negative operating cash flow for the year ended September 30, 2018, offset mainly by impairment expense of $1,896,090, depreciation and amortization of $854,981, loss on derivative liability of $38,964,688, amortization of capitalized software of $1,379,483 and stock-based compensation of $1,502,343.

Cash flows used by investing activities during the year ended September 30, 2019 was $673,953, as compared with $419,232 for the year ended September 30, 2018. Our investment in the capitalized software of $569,042, purchase of fixed assets of $102,761 and the purchase of intangible assets of $2,150 were the main components of our negative investing cash flow for the year ended September 30, 2019. Our investment in capitalized software of $396,090, purchase of fixed assets of $15,227, and the purchase of intangible assets of $7,915 were the main components of our negative investing cash flow for the year ended September 30, 2018.

Cash flows provided by financing activities during the year ended September 30, 2019 amounted to $13,798,022, as compared with $2,035,402 for the year ended September 30, 2018. Our positive cash flows from financing activities for the year ended September 30, 2019 consisted of $361,800 in proceeds from the sale of common stock, 14,995,000 in proceeds from convertible notes and $75,030 from related party debts off-set by repayments of $625,344 on promissory notes repayments of $457,820 on related party debt, and repayments of $555,000 on convertible debts. Our positive cash flows from financing activities for the year ended September 30, 2018 consisted of $271,900 in proceeds from the sale of common stock, $672,500 in proceeds from promissory notes, $837,750 in proceeds from convertible notes and $382,790 from related party debts off-set by repayments of $101,143 on promissory notes and repayments of $73,333 on related party debts.

Recently Issued Accounting Pronouncements

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

The Company has evaluated all other recent accounting pronouncements and believes that none of them will have a material effect on the Company's financial position, results of operations or cash flows.

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

Our accounting policies are discussed in detail in the footnotes to our financial statements included in this Annual Report on Form 10-K for the year ended September 30, 2019, however we consider our critical accounting policies to be those related to revenue recognition, long-lived assets, accounts receivable, fair value of financial instruments, cash and cash equivalents, accounts receivable, warranty liability and stock-based compensation.

Off Balance Sheet Arrangements

As of September 30, 2019, there were no off balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Consolidated Financial Statements:

F-1 - F-2	Reports of Independent Registered Public Accounting Firm
F-3	Consolidated Balance Sheets as of September 30, 2019 and 2018;
F-4	Consolidated Statements of Operations for the years ended September 30, 2019 and 2018;
F-5	Consolidated Statements of Stockholders’ Equity
F-6	Consolidated Statements of Cash Flows for the years ended September 30, 2019 and 2018;
F-7	Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

CleanSpark, Inc.

Bountiful, Utah

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CleanSpark, Inc. and its subsidiaries (collectively, the “Company”) as of September 30, 2019 and 2018, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended September 30, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2019 and 2018, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated December 16, 2019 expressed an adverse opinion.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2018.

Houston, Texas

December 16, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

CleanSpark, Inc.

Bountiful, Utah

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of CleanSpark, Inc. and its subsidiaries (collectively, the “Company”) as of September 30, 2019 based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, because of the effect of the material weaknesses described below on the achievement of the objectives of the control criteria, the Company did not maintain effective internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of September 30, 2019 and 2018 and for the years then ended and our report dated December 16, 2019 expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the Management’s Report on Internal Control over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A material weakness is deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on timely basis. The following material weaknesses have been identified and included in management’s assessment: (i) Lack of documentation around the components of internal control and inadequate risk assessment over the Company’s internal controls; (ii) Inadequate design of monitoring controls resulting in insufficient levels of review over the financial reporting and business processes; (iii) Inadequate segregation of duties; (iv) Inadequate controls over information technology and (v) Insufficient board oversight and review. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2019 consolidated financial statements, and this report does not affect our report on those financial statements.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ MaloneBailey, LLP

www.malonebailey.com

 Houston, Texas

December 16, 2019

CLEANSPARK, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2019	September 30, 2018
ASSETS
Current assets
Cash	$7,838,857	$412,777
Accounts receivable	777,716	34,141
Contract assets	57,077	52,439
Prepaid expense and other current assets	1,210,395	49,023
Total current assets	9,884,045	548,380

Fixed assets, net	145,070	86,731
Capitalized software, net	1,055,197	8,786,226
Intangible assets, net	7,430,082	3,214,467
Goodwill	4,919,858	4,919,858

Total assets	$23,434,252	$17,555,662

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$848,756	$131,724
Contract liabilities	499,401	—
Convertible notes, net of unamortized discounts	—	69,121
Due to related parties	86,966	308,373
Loans from related parties	—	382,790
Loans payable, net of unamortized discounts	67,467	457,579
Total current liabilities	1,502,590	1,349,587

Long- term liabilities
Convertible notes, net of unamortized discounts	2,896,321	—
Loans payable	150,000	150,000

Total liabilities	4,548,911	1,499,587

Stockholders' equity
Common stock; $0.001 par value; 20,000,000 shares authorized; 4,679,018 and 3,611,645 shares issued and outstanding as of September 30, 2019 and September 30, 2018, respectively	4,679	3,612
Preferred stock; $0.001 par value; 10,000,000 shares authorized;
Series A shares; 2,000,000 authorized; 1,000,000 and 1,000,000 issued and outstanding as of September 30, 2019 and September 30, 2018, respectively	1,000	1,000
Series B shares; 100,000 authorized ; 0 and 0 issued and outstanding as of September 30, 2019 and September 30, 2018, respectively	—	—
Additional paid-in capital	111,936,125	82,990,994
Accumulated earnings (deficit)	(93,056,463)	(66,939,531)
Total stockholders' equity	18,885,341	16,056,075

Total liabilities and stockholders' equity	$23,434,252	$17,555,662

The accompanying notes are an integral part of these financial statements.

CLEANSPARK, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	September 30, 2019	September 30, 2018

Revenues, net
Sale of goods	$3,752,987	$—
Service, software and related revenues	779,795	578,635
Total revenues, net	4,532,782	578,635

Cost of revenues
Cost of goods sold	3,231,704	—
Cost of services	629,382	390,774
Total cost of revenues	3,861,086	390,774

Gross profit	671,696	187,861

Operating expenses
Professional fees	4,829,038	1,271,005
Payroll expenses	1,267,403	1,579,197
Product development	1,453,635	1,375,650
Research and development	—	7,190
General and administrative expenses	917,298	279,679
Impairment expense	6,915,186	1,896,090
Depreciation and amortization	1,902,981	854,981
Total operating expenses	17,285,541	7,263,792

Loss from operations	(16,613,845)	(7,075,931)

Other income (expense)
Loss on settlement of debt	(19,425)	(41,092)
Loss on derivative liability	—	(38,964,688)
Interest expense	(9,483,662)	(924,454)
Total other income (expense)	(9,503,087)	(39,930,234)

Net loss	$(26,116,932)	$(47,006,165)

Loss per common share - basic and diluted	$(6.25)	$(13.62)

Weighted average common shares outstanding - basic and diluted	4,177,402	3,451,798

The accompanying notes are an integral part of these financial statements.

CLEANSPARK, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY

For the Year Ended September 30, 2019
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Balance, September 30, 2018	1,000,000	$1,000	3,611,645	$3,612	$82,990,994	$(66,939,531)	$16,056,075
Shares issued for services	—	—	64,000	64	966,624	—	966,688
Options and warrants issued for services	—	—	—	—	1,095,105	—	1,095,105
Shares issued upon exercise of warrants	—	—	219,096	219	4,137	—	4,356
Beneficial conversion feature and shares and warrants issued with convertible debt	—	—	135,000	135	14,994,865	—	14,995,000
Shares issued for direct investment	—	—	45,225	45	361,755	—	361,800
Shares issued for settlement of debt	—	—	2,500	3	51,222	—	51,225
Commitment shares returned and cancelled	—	—	(37,500)	(38)	38	—	—
Shares issued upon conversion of debt and accrued interest	—	—	464,052	464	5,399,536	—	5,400,000
Shares and warrants issued under asset purchase agreement	—	—	175,000	175	6,071,849	—	6,072,024
Net loss	—	—	—	—	—	(26,116,932)	(26,116,932)
Balance, September 30, 2019	1,000,000	$1,000	4,679,018	$4,679	$111,936,125	$(93,056,463)	$18,885,341

For the Year Ended September 30, 2018
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Balance, September 30, 2017	1,000,000	$1,000	3,340,947	$3,341	$40,270,536	$(19,933,366)	$20,341,511
Shares issued for services	—	—	3,000	3	55,097	—	55,100
Options and warrants issued for services	—	—	—	—	1,507,418	—	1,507,418
Shares issued upon exercise of warrants	—	—	71,829	72	44,866	—	44,938
Commitment and returnable shares issued with debt	—	—	76,250	76	548,452	—	548,528
Shares issued for direct investment	—	—	33,988	34	271,866	—	271,900
Shares issued for settlement of debt	—	—	51,467	52	463,152	—	463,204
Fair value of tainted warrants reclassified to derivative liability	—	—	—	—	(12,537,117)	—	(12,537,117)
Resolution of derivative liability	—	—	—	—	52,291,024	—	52,291,024
Shares issued to escrow as collateral	—	—	30,000	30	(30)	—	—
Shares issued as settlement of accounts payable	—	—	4,164	4	75,730	—	75,734
Net loss	—	—	—	—	—	(47,006,165)	(47,006,165)
Balance, September 30, 2018	1,000,000	$1,000	3,611,645	$3,612	$82,990,994	$(66,939,531)	$16,056,075

The accompanying notes are an integral part of these financial statements.

CLEANSPARK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	September 30, 2019	September 30, 2018
Cash Flows from Operating Activities
Net loss	(26,116,932)	$(47,006,165)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	1,993,043	1,502,343
Impairment expense	6,915,186	1,896,090
Commitment issued for debt financing	—	218,626
Depreciation and amortization	1,902,981	854,981
Amortization of capitalized software	1,453,635	1,379,483
Loss on derivative liability	—	38,964,688
Loss on settlement of debt	19,425	41,092
Provision for bad debts	258,255	—
Amortization of debt discount	7,563,829	638,090
Shares issued as interest expense	1,400,000	—
Changes in assets and liabilities
(Increase) decrease in prepaid expenses and other current assets	(1,082,769)	18,725
Increase in contract assets	(4,638)	(52,439)
Increase (decrease) in contract liabilities, net	499,401	(16,000)
(Increase) decrease in accounts receivable	(1,001,830)	7,806
Increase in accounts payable	723,832	44,807
Increase (decrease) in due to related parties	(221,407)	247,352
Net cash used in operating activities	(5,697,989)	(1,260,521)

Cash Flows from investing
Purchase of intangible assets	(2,150)	(7,915)
Purchase of fixed assets	(102,761)	(15,227)
Investment in capitalized software	(569,042)	(396,090)
Net cash used in investing activities	(673,953)	(419,232)

Cash Flows from Financing Activities
Payments on promissory notes	(625,344)	(101,143)
Proceeds from promissory notes	—	672,500
Proceeds from related party debts	75,030	382,790
Payments on related party debts	(457,820)	(73,333)
Proceeds from convertible debt, net of issuance costs	14,995,000	837,750
Payments on convertible debts	(555,000)	—
Proceeds from exercise of warrants	4,356	44,938
Proceeds from issuance of common stock	361,800	271,900
Net cash from financing activities	13,798,022	2,035,402

Net increase in Cash	7,426,080	355,649

Cash, beginning of period	412,777	57,128

Cash, end of period	$7,838,857	$412,777

Supplemental disclosure of cash flow information
Cash paid for interest	$55,493	$106,970
Cash paid for tax	$—	$—

Non-cash investing and financing transactions
Shares issued as collateral returned to treasury	$38	$—
Stock issued to settle promissory notes	$51,225	$—
Stock issued to settle accounts payable	$—	$75,734
Debt discount on convertible debt	$14,995,000	$837,750
Shares and warrants issued for asset acquisition	$6,072,024	$—
Shares issued for conversion of debt and accrued interest	$5,400,000	$463,204
Financing of prepaid insurance	$78,603	$32,450
Debt discount on promissory note	$—	$281,373
Recognition of derivative due to tainted equity environment	$—	$12,537,117
Resolution of derivative liability reclassified to additional paid in capital	$—	$52,291,024
Shares issued and held in escrow as collateral	$—	$30
Cashless exercise of warrants	$218	$46
Option expense capitalized as software development costs	$68,750	$60,175

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

On January 22, 2019, CleanSpark entered into an Agreement with Pioneer Critical Power, Inc., whereby it acquired certain intellectual property assets and clients lists. As consideration the Company issued to its sole shareholder (i) 175,000 of the common stock of CleanSpark, (ii) a five-year warrant to purchase 50,000 shares of CleanSpark common stock at an exercise price of $16.00 per share, and (iii) a five-year warrant to purchase 50,000 shares of CleanSpark common stock at an exercise price of $20.00 per share. As a result of the transaction Pioneer Critical Power Inc. became a wholly owned subsidiary of CleanSpark Inc. On February 1, 2019, Pioneer Critical Power, Inc. was renamed CleanSpark Critical Power Systems, Inc.

On December 5, 2019, the Board of Directors approved a reverse stock split of the Company’s common stock, par value $0.001 per share. On December 10, 2019, the Financial Industry Regulatory Authority (“FINRA”) approved the Company’s 1:10 reverse stock split of the Company’s common stock. The reverse stock split took effect on December 11, 2019. Unless otherwise noted, impacted amounts and share information in the consolidated financial statements and notes thereto as of and for the fiscal years ended September 30, 2019 and 2018, have been adjusted for the stock split as if such stock split occurred on the first day of the first period presented.

Line of Business

Through the acquisition of CleanSpark, LLC, the Company provides microgrid solutions to military, commercial and residential properties.

The solutions offered consist of software products and services, microgrid design and engineering, project consulting services. The work is performed under fixed price bid contracts and negotiated price contracts. The Company performed the majority of its work in California during the year ended September 30, 2019.

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

Liquidity

The Company has incurred losses for the past several years while developing infrastructure and its software platforms. As shown in the accompanying audited consolidated financial statements, the Company incurred net losses of $26,116,932 and $47,006,165 during the years ended September 30, 2019 and September 30, 2018, respectively. In response to these conditions and to ensure the Company has sufficient capital for ongoing operations for a minimum of 12 months we have raised additional capital through the sale of debt and equity securities pursuant to a registration statement on Form S-3. (See Note8 for additional details.) As of September 30, 2019, the Company had working capital of approximately $8,381,455.

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

Revenue Recognition - We recognize revenue in accordance with generally accepted accounting principles as outlined in the Financial Accounting Standard Board's (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue From Contracts with Customers, which requires that five steps be followed in evaluating revenue recognition: (i) identify the contract with the customer; (ii) identity the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price; and (v) recognize revenue when or as the entity satisfied a performance obligation.

We did not have a cumulative impact as of October 1, 2019 due to the adoption of Topic 606 and there was not an impact to our consolidated statements of operations for the years ended September 30, 2019 and 2018 as a result of applying Topic 606.

Our accounting policy on revenue recognition by type of revenue is provided below.

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

For service contracts (including maintenance contracts) in which the Company has the right to consideration from the customer in an amount that corresponds directly with the value to the customer of the Company’s performance completed to date, revenue is recognized when services are performed and contractually billable. Service contracts that include multiple performance obligations are segmented between types of services. For contracts with multiple performance obligations, the Company allocates the transaction price to each performance obligation using an estimate of the stand-alone selling price of each distinct service in the contract. Revenue recognized on service contracts that have not been billed to clients is classified as a current asset under contract assets on the Consolidated Balance Sheets. Amounts billed to clients in excess of revenue recognized on service contracts to date are classified as a current liability under contract liabilities. Customer payments on service contracts are typically due within 30 days of billing, depending on the contract.

Revenues from Sale of Equipment

Performance Obligations Satisfied at a point in time.

We recognize revenue on agreements for non-customized equipment we sell on a standardized basis to the market at a point in time. We recognize revenue at the point in time that the customer obtains control of the good, which is generally upon shipment or when the customer has physical possession of the product depending on contract terms. We use proof of delivery for certain large equipment with more complex logistics, whereas the delivery of other equipment is estimated based on historical averages of in-transit periods (i.e., time between shipment and delivery).

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

Our billing terms for these point in time equipment contracts vary and generally coincide with shipment to the customer; however, within certain businesses, we receive progress payments from customers for large equipment purchases, which is generally to reserve production slots with our manufacturing partners, which are recorded as contract liabilities.

Service Performance obligations satisfied over time.

We enter into long-term product service agreements with our customers primarily within our microgrid segment. These agreements require us to provide preventative maintenance, and standby support services that include certain levels of assurance regarding system performance throughout the contract periods, these contracts will generally range from 1 to 10 years. We account for items that are integral to the maintenance of the equipment as part of our service-related performance obligation, unless the customer has a substantive right to make a separate purchasing decision (e.g., equipment upgrade). Contract modifications that extend or revise contract terms are not uncommon and generally result in our recognizing the impact of the revised terms prospectively over the remaining life of the modified contract (i.e., effectively like a new contract). Revenues are recognized for these arrangements on a straight-line basis consistent with the nature, timing and extent of our services, which primarily relate to routine maintenance and as needed product repairs. Our billing terms for these contracts vary, but we generally invoice periodically as services are provided.

Contract assets represent revenue recognized in excess of amounts billed and include unbilled receivables (typically for cost reimbursable contracts) of $0 and contract work in progress (typically for fixed-price contracts) of $57,077 as of September 30, 2019. Unbilled receivables, which represent an unconditional right to payment subject only to the passage of time, are reclassified to accounts receivable when they are billed under the terms of the contract. Advances that are payments on account of contract assets of $0 and $0 as of September 30, 2019 and September 30, 2018, respectively, have been deducted from contract assets. Contract liabilities represent amounts billed to clients in excess of revenue recognized to date. The Company recorded $499,401 and $0 in contract liabilities as of September 30, 2019 and September 30, 2018, respectively.

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

For the year ended September 30, 2019 and 2018, the Company reported revenues of $4,532,782 and $578,635, respectively.

Cash and cash equivalents – For purposes of the statements of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. There was $7,838,857 and $412,777 in cash and no cash equivalents as of September 30, 2019 and September 30, 2018, respectively.

Accounts receivable - is comprised of uncollateralized customer obligations due under normal trade terms. The Company performs ongoing credit evaluation of its customers and management closely monitors outstanding receivables based on factors surrounding the credit risk of specific customers, historical trends, and other information. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded. Accounts receivable are presented net of an allowance for doubtful accounts of $254,570 and $0 at September 30, 2019, and September 30, 2018, respectively.

Retention receivable is the amount withheld by a customer until a contract is completed. Retention receivables of $159,989 and $17,751 were included in the balance of trade accounts receivable as of September 30, 2019 and September 30, 2018, respectively

Concentration Risk

At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of FDIC limits. As of September 30, 2019, the cash balance in excess of the FDIC limits was $7,588,857. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in these accounts. The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue. (See Note 14 for details.)

Warranty Liability – The Company establishes warranty liability reserves to provide for estimated future expenses as a result of installation and product defects, product recalls and litigation incidental to the Company’s business. Liability estimates are determined based on management’s judgment, considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, consultations with third party experts such as engineers, and discussions with the Company’s general counsel and outside counsel retained to handle specific product liability cases. The Company’s manufacturers and service providers currently provide substantial warranties between ten to twenty-five years with full reimbursement to replace and install replacement parts. Warranty costs and associated liabilities for the years ended September 30, 2019 and 2018 were $0 and $0, respectively.

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

Earnings (loss) per share – The Company reports earnings (loss) per share in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 260-10 “Earnings Per Share,” which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average common shares outstanding the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. As of September 30, 2019, there are 5,508,400 shares issuable upon exercise of outstanding options, warrants and convertible debt which have been excluded as anti-dilutive.

Long-lived Assets – In accordance with the Financial Accounting Standards Board ("FASB") Accounts Standard Codification (ASC) ASC 360-10, "Property, Plant and Equipment," the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value. During the years ended September 30, 2019 the Company recorded an impairment expense of $6,915,186 related to impairment of software and during the year ended September 30, 2019 the Company recorded an impairment expense of $1,896,090 related to a patent and client lists acquired in 2016 which the Company does not anticipate utilizing in future periods, respectively.

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

The Company reviews its indefinite lived intangibles and goodwill for impairment annually or whenever events or circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable. In accordance with its policies, the Company performed an assessment of indefinite lived intangibles and goodwill and determined there was no impairment for the years ended September 30, 2019 and 2018.

Software Development Costs– The Company capitalizes software development costs under guidance of ASC 985-20 “Costs of Software to be Sold, Leased or Marketed”. Software development costs include payments made to independent software developers under development agreements, as well as direct costs incurred for internally developed products. Software development costs are capitalized once the technological feasibility of a product is established and such costs are determined to be recoverable. Technological feasibility of a product requires both technical design documentation and infrastructure design documentation, or the completed and tested product design and a working model. Significant management judgments and estimates are utilized in the assessment of when technological feasibility is established, and the evaluation is performed on a product-by-product basis. For products where proven technology exists, such as mPulse and mVSO this may occur early in the development cycle. Prior to a product's release, if and when we believe capitalized costs are not recoverable, we expense the amounts as part of "Product development." Capitalized costs for products that are cancelled or are expected to be abandoned are charged to "Product development" in the period of cancellation. Amounts related to software development, such as product enhancements to existing features, which are not capitalized are charged immediately to "Product development."

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

Fair Value of financial instruments –The carrying value of cash, accounts payable and accrued expenses, and debt (See Notes 7 & 8) approximate their fair values because of the short-term nature of these instruments. Management believes the Company is not exposed to significant interest or credit risks arising from these financial instruments. The carrying amount of the Company’s long-term convertible debt is also stated at fair value since the stated rate of interest approximates market rates.

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

Income taxes – The Company’s calculation of its tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions. The Company recognizes tax liabilities for uncertain tax positions based on management’s estimate of whether it is more likely than not that additional taxes will be required. The Company had no uncertain tax positions as of September 30, 2019 and 2018.

Deferred income taxes are recognized in the consolidated financial statements for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates. Temporary differences arise from net operating losses, differences in depreciation methods of archived images, and property and equipment, stock-based and other compensation, and other accrued expenses. A valuation allowance is established when it is determined that it is more likely than not that some or all of the deferred tax assets will not be realized.

The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws and regulations themselves are subject to change as a result of changes in fiscal policy, changes in legislation, the evolution of regulations and court rulings. Therefore, the actual liability for U.S., or the various state jurisdictions, may be materially different from management’s estimates, which could result in the need to record additional tax liabilities or potentially reverse previously recorded tax liabilities. Interest and penalties are included in tax expense.

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operation in the provision for income taxes. As of September 30, 2019, and 2018, the Company had no accrued interest or penalties related to uncertain tax positions.

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

In February 2016, the FASB issued ASU 2016-02, “Leases” (“ASC 842”). The guidance requires lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Lessor accounting is similar to the current model but updated to align with certain changes to the lessee model and the new revenue recognition standard. Existing sale-leaseback guidance, including guidance for real estate, is replaced with a new model applicable to both lessees and lessors. ASC 842 is effective for fiscal years beginning after December 15, 2018. We are currently evaluating the impact the adoption of this new standard will have on our financial position and results of operations.

The Company has evaluated all other recent accounting pronouncements and believes that none of them will have a material effect on the Company's financial position, results of operations or cash flows.

3. ACQUISITION OF PIONEER CRITICAL POWER, INC. AND RELATED ASSETS

On January 22, 2019, CleanSpark entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Pioneer Critical Power, Inc., a Delaware corporation (the “Pioneer”), and CleanSpark Acquisition, Inc., a Delaware corporation and wholly-owned subsidiary of CleanSpark (“Merger Sub”).

The Merger Agreement provides that, subject to the terms and conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”), with Pioneer surviving the Merger as a wholly-owned subsidiary of CleanSpark. At the effective time of the Merger, the issued and outstanding common shares of Pioneer were automatically converted into the right to receive: (i) 175,000 of the common stock of CleanSpark, (ii) a five-year warrant to purchase 50,000 shares of CleanSpark common stock at an exercise price of $16.00 per share, and (iii) a five-year warrant to purchase 50,000 shares of CleanSpark common stock at an exercise price of $20.00 per share. The Merger closed on January 22, 2019 with the filing of a Certificate of Merger in Delaware.

The Company accounted for the acquisition of Pioneer as an asset acquisition under ASC 805, because the assets acquired did not meet the definition of a business under ASC 805-10-55-4 as it lacked a substantive process at the time of the acquisition.

The Company determined the fair value of the consideration in accordance with ASC 820 as follows:

Consideration	Fair Value
175,000 shares of common stock	$3,867,500
50,000 warrants @$16.00	1,102,417
50,000 warrants @$20.00	1,102,107
Total Consideration	$6,072,024

The Company allocated the purchase price to the identifiable assets as follows:

Purchase Price Allocation
Product drawings and diagrams	$250,000
UL files	100,000
Customer list & non-compete agreement	5,722,024
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

Finally, as another condition to the Merger Agreement, on January 22, 2019, CleanSpark and Pioneer Power entered into a Contract Manufacturing Agreement, whereby Pioneer Power shall exclusively manufacture parallel switchgears, automatic transfer switches and related control and circuit protective equipment for CleanSpark for a period of eighteen months. The agreement did not create exclusivity for Pioneer and CleanSpark may have other providers perform contract manufacturing services, as desired. As of September 30, 2019, CleanSpark had $1,000,608 on deposit for manufacturing progress payments with Pioneer Power which is reflected on the consolidated balance sheet in prepaid expense and other current assets.

4.    CAPITALIZED SOFTWARE

Capitalized software consists of the following as of September 30, 2019 and September 30, 2018:

	September 30, 2019	September 30, 2018
mVSO software	$352,211	$4,708,203
MPulse software	741,846	6,334,772
Less: accumulated amortization	(38,860)	(2,256,749)
Capitalized Software, net	$1,055,197	$8,786,226

In accordance with ASC 985-20 the Company capitalized $637,792 in software development costs (including capitalized stock compensation cost of $68,750) related to the enhancements created for our mPulse and mVSO platforms during the year ended September 30, 2019.

Capitalized software amortization recorded as product development expense for the years ended September 30, 2019 and 2018 was $1,453,635 and $1,379,483, respectively.

During the year ended September 30, 2019, the Company recorded an impairment of $6,915,186 related directly to components of our original software that were replaced.

5.    INTANGIBLE ASSETS

Intangible assets consist of the following as of September 30, 2019 and September 30, 2018:

	September 30, 2019	September 30, 2018
Patents	$74,112	$71,962
Websites	16,482	16,482
Customer list and non-compete agreement	5,722,024	—
Trademarks	5,928	5,928
Engineering trade secrets	4,370,269	4,020,269
Software	—	26,990
Intangible assets:	10,188,815	4,141,631
Less: accumulated amortization	(2,758,733)	(927,164)
Intangible assets, net	$7,430,082	$3,214,467

Amortization expense for the years ended September 30, 2019 and 2018 was $1,858,559 and $802,287, respectively.

6.   FIXED ASSETS

Fixed assets consist of the following as of September 30, 2019 and September 30, 2018:

	September 30, 2019	September 30, 2018
Machinery and equipment	212,082	$130,191
Furniture and fixtures	75,121	54,251
Total	287,203	184,442
Less: accumulated depreciation	(142,133)	(97,711)
Fixed assets, net	$145,070	$86,731

Depreciation expense for the years ended September 30, 2019 and 2018 was $44,422 and $52,694, respectively. During the years ended September 30, 2019 and 2018 the Company recorded an impairment of fixed assets of $0 and $1,243.

7.   LOANS

Long term

	September 30, 2019	September 30, 2018
Long-term loans payable consist of the following:

Promissory notes	$150,000	$150,000

Total	$150,000	$150,000

Current

	September 30, 2019	September 30, 2018
Current loans payable consist of the following:

Promissory notes	$50,000	$628,951
Insurance financing loans	17,467	10,257
Current loans payable	67,467	639,208
Unamortized debt discount	—	(181,629)

Total, net of unamortized discount	$67,467	$457,579

Promissory Notes

On September 5, 2017, the Company executed a 9% secured promissory note with a face value of $150,000 with an investor. Under the terms of the promissory note, the Company received $150,000 and agreed to make monthly interest payments and repay the note principal 24 months from the date of issuance. On September 5, 2019, the investor extended the maturity date to September 5, 2021 and the modification was not deemed substantial. The note is secured by 15,000 shares which are held in escrow and would be issued to the note holder only in the case of an uncured default. As of September 30, 2019, the Company owed $150,000 in principal and $0 in accrued interest under the terms of the agreement and recorded interest expense of $10,096 and $13,500 during the years ended September 30, 2019 and 2018, respectively.

On October 6, 2017, the Company executed an unsecured variable interest rate promissory note with a maximum interest rate of 58.3% and a face value of $45,000 with a financial institution. Under the terms of the promissory note the Company received $45,000 and agreed to repay the note evenly over 12 months. The Company repaid all principal and outstanding interest on October 1, 2018. The Company recorded interest expense of $0 and $14,175 for the years ended September 30, 2019 and 2018, respectively.

On November 11, 2017, the Company executed a 10% secured promissory note with a face value of $100,000 with an investor. Under the terms of the promissory note the Company received $100,000 and agreed to make monthly interest payments and repay the note principal 24 months from the date of issuance. The note was secured by 10,000 shares which would be issued to the note holder only in the case of an uncured default. The Company repaid all principal and outstanding interest on August 13, 2019 and the 10,000 shares of common stock held as collateral were returned to treasury and cancelled on August 26, 2019. The Company recorded interest expense of $7,478 and $6,411 and for the years ended September 30, 2019 and 2018, respectively.

On November 20, 2017, the Company executed a 10% unsecured promissory note with a face value of $80,000 with an investor. Under the terms of the promissory note the Company received $80,000 and agreed to make monthly interest payments and repay the note principal 12 months from the date of issuance. On November 21, 2018, the investor extended the maturity date to December 31, 2018. The Company repaid all principal and outstanding interest on December 31, 2018. The Company recorded interest expense of $2,017 and $6,882 during the years ended September 30, 2019 and 2018, respectively.

On December 5, 2017, the Company executed a 9% secured promissory note with a face value of $50,000 with an investor. Under the terms of the promissory note the Company received $50,000 and agreed to make monthly interest payments and repay the note principal 24 months from the date of issuance. The note is secured by 5,000 shares which would be issued to the note holder only in the case of an uncured default. As of September 30, 2019, the Company owed $50,000 in principal and $0 in accrued interest under the terms of the agreement and recorded interest expense of $3,367 and $2,552 for the years ended September 30, 2019 and 2018, respectively. The Company repaid all principal and outstanding interest on December 4, 2019

On January 12, 2018, the Company executed an unsecured variable interest rate promissory note with a maximum interest rate of 58.5% and a face value of $18,400 with a financial institution. Under the terms of the promissory note the Company received $18,400 and agreed to repay the note and interest evenly over 12 months. The Company repaid all principal and outstanding interest on October 1, 2018. The Company recorded interest expense of $0 and $3,680 for the years ended September 30, 2019 and 2018, respectively.

On May 22, 2018, the Company executed an unsecured variable interest rate promissory note with a maximum interest rate of 51.0% and a face value of $24,500 with a financial institution. Under the terms of the promissory note the Company received $24,500 and agreed to repay the note and interest evenly over 12 months. The Company repaid all principal and outstanding interest on October 1, 2018. The Company recorded interest expense of $0 and $0 and for the years ended September 30, 2019 and 2018, respectively.

On June 15, 2018, the Company entered into a 10% secured promissory note with a face value of $116,600 pursuant to which the Company received $110,000, net of an original issue discount of 6% ($6,600). The Company also issued 11,660 5-year warrants exercisable at $8.00 in connection with issuance of the promissory note. The note is secured by the Company’s accounts receivable. Under the terms of the promissory note, the Company agreed to make monthly interest payments and repay the note principal on January 31, 2019. As of September 30, 2019, the Company owed $0 in principal and $0 in accrued interest under the terms of the agreement and recorded interest expense of $3,217 during the year ended September 30, 2019. The Company determined the value associated with the warrants issued in connection with the note to be $110,000 which was recorded as a debt discount. The aggregate original issue discount, and debt discount related to the warrants have been accreted and charged to interest expenses as a financing expense in the amount of $48,424 and $479 for the years ended September 30, 2019 and 2018, respectively. The unamortized discount as of September 30, 2019 amounted to $0. The Company repaid all principal and outstanding interest on January 2, 2019.

On August 1, 2018, the Company entered into a 10% secured promissory note with a face value of $130,625 pursuant to which the Company received $125,000, net of an original issue discount of 4.5% ($5,625). The Company also issued 2,500 5-year warrants exercisable at $8.00 in connection with purchase of the promissory note. The proceeds of the note were used to settle in full a note issued on February 27, 2018. The Company determined the value associated with the warrants issued in connection with the note to be  $71,373 which was recorded as a debt discount. The aggregate original issue discount, and debt discount related to the warrants have been accreted and charged to interest expenses as a financing expense in the amount of $38,499 for the year ended September 30, 2019. The unamortized discount as of September 30, 2019 amounted to $0. The Company repaid all principal and outstanding interest on January 2, 2019. As of September 30, 2019, the Company owed $0 in principal and $0 in accrued interest under the terms of the agreement and recorded interest expense of $3,003 and $0 and for the year ended September 30, 2019 and 2018, respectively.

On August 14, 2018, the Company executed an unsecured variable interest rate promissory note with a maximum interest rate of 58.57% and a face value of $19,600 with a financial institution. Under the terms of the promissory note the Company received $19,600 and agreed to repay the note and interest evenly over 12 months. As of September 30, 2018, the Company owed $17,967 in principal and $784 in accrued interest under the terms of the agreement. The Company repaid all principal and outstanding interest on October 1, 2018. The Company recorded interest expense of $0 and $0 and for the years ended September 30, 2019 and 2018, respectively.

On September 20, 2018, the Company executed a 10% unsecured promissory note with a face value of $52,500 with an investor, net of an original issue discount of 5% ($2,500). Under the terms of the promissory note the Company received $50,000 and agreed to repay the note principal and all accrued interest on December 31, 2018. The Company also issued 2,500 5-year warrants exercisable at $8.00 in connection with purchase of the promissory note. The Company determined the value associated with the warrants issued in connection with the notes to be $50,000 which was recorded as a debt discount. The aggregate original issue discount, and debt discount related to the warrants have been accreted and charged to interest expenses as a financing expense in the amount of $47,353 the year ended September 30, 2019. The Company repaid all principal and outstanding interest on December 31, 2018. The Company recorded interest expense of $1,323 and $0 and for the year ended September 30, 2019 and 2018, respectively.

On September 21, 2018, the Company executed a 10% unsecured promissory note with a face value of $52,500 with an investor, the note included an original issue discount of 5% ($2,500). Under the terms of the promissory note the Company received $50,000 and agreed to repay the note principal and all accrued interest on December 31, 2018. The Company also issued 2,500 5-year warrants exercisable at $8.00 in connection with purchase of the promissory note. The Company has determined the value associated with the warrants issued in connection with the notes to be $50,000 which has been recorded as a debt discount. The aggregate original issue discount, and debt discount related to the warrants have been accreted and charged to interest expenses as a financing expense in the amount of $47,353 the year ended September 30, 2019. On December 31, 2018, the Company settled all obligations under the promissory note through the issuance of 2,500 shares of the Company’s common stock and payment of $25,000 in outstanding principal and interest then outstanding of $1,467. A loss on settlement of debt of $26,225 was recorded related to the settlement of debt for the year ended September 30, 2019. The Company recorded interest expense of $1,323 and $0 and for the year ended September 30, 2019 and 2018, respectively.

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

On February 11, 2019, the Company executed an unsecured 5.6% installment loan with a total face value of $78,603 with a financial institutional to finance its insurance policies. Under the terms of the installment notes the Company received $76,800 and agreed to make equal payments and repay the note 10 months from the date of issuance. As of September 30, 2019, $17,467 in principal remained outstanding. The Company repaid all principal and outstanding interest on November 4th, 2019.

8.   CONVERTIBLE NOTES PAYABLE

Labrys Fund, LP – March 23, 2018 Promissory Note Funding

On March 23, 2018, we entered into a master convertible promissory note pursuant to which we could borrow up to $500,000. On March 23, 2018 the Company borrowed $200,000, less debt issuance costs of $15,750. The note carries an original issue discount of 10% ($20,000). Interest under the convertible promissory note is 12% per annum, and the principal and all accrued but unpaid interest is due on September 23, 2018. The Lender also received 23,750 commitment shares at execution as an inducement for entering into the agreement. The Company also incurred $15,750 of debt issuance costs on the note which was recorded as a debt discount. The note was convertible at any date after the issuance date at the noteholder’s option into shares of our common stock at a variable conversion price, The Conversion price equals the lesser of (1) 70% multiplied by the lowest "Trading Price" during the previous 20 Trading Day period ending on the latest complete Trading Day prior to the date of this Note and (2) 70% multiplied by the lowest "Trading Price" for the Common Stock during the 20 Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. The "Trading Price" as defined by the agreement is the lesser of: (a) the lowest trade price on the OTC Pink, OTCQB, or applicable trading market (the “OTC Market”) as reported by a reliable reporting service (“Reporting Service”) designated by the Holder and (b) the lowest closing bid price on the OTC Market as reported by a Reporting Service designated by the Holder. The Company recorded a debt discount in the amount of $85,348 in connection with the commitment shares and $98,902 in connection with the initial valuation of the derivative liability related to the embedded conversion option of the note to be amortized utilizing the effective interest method of accretion over the term of the note. On September 19, 2018, all principal and accrued interest of $220,000 and $12,730, respectively was converted into 25,859 shares of the Company’s common stock resulting to an outstanding balance of $0 as of September 30, 2018.

The aggregate debt discount have been accreted and charged to interest expenses as a financing expense in the amount of $220,000 during the year ended September 30, 2018.

Auctus Fund, LLC – July 2, 2018 Promissory Note Funding

On July 2, 2018 the Company entered into a Securities Purchase Agreement with Auctus Fund, LLC (“Auctus”), which was later amended on July 6, 2018, pursuant to which the Company issued to Auctus a Master Convertible Promissory Note (“Note”) pursuant to which the Company could borrow up to $500,000. The Company also incurred $11,900 of debt issuance costs on the note which was recorded as a debt discount. On July 11, Auctus paid $225,000 less $26,000 in legal and due diligence fees. The Note has a maturity date of six months for each tranche funded and the Company has agreed to pay interest on the unpaid principal balance of the Note at the rate of twelve percent (12%) per annum from the date on which the Note is issued (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company has the right to prepay the Note, provided it makes a payment to Auctus as set forth in the Note within 180 days of its Issue Date. In connection with the issuance of the Note, the Company issued to Auctus, as a commitment fee, 13,750 shares of its common stock (the “Returnable Shares”) as well as 15,000 shares of its common stock (the “Non-Returnable Shares”), as further provided in the Note. The Returnable Shares shall be returned to the Company’s treasury if the Note is fully repaid and satisfied prior to the date, which is one hundred eighty (180) days following the Issue Date, subject further to the terms and conditions of the Note. The Note is convertible at any date after the issuance date at the noteholder’s option into shares of our common stock at a variable conversion price of 70% of the lowest closing market price of our common stock during the previous 20 days to the date of the notice of conversion, subject to adjustment in the case of default. The Note contains certain covenants, such as restrictions on: (i) distributions on capital stock, (ii) stock repurchases, (iii) certain loans, (iii) sales and the transfer of assets, and (iv) participation in 3(a)(10) transactions. The Note also contains certain anti-dilution provisions that apply in connection with any stock split, stock dividend, stock combination, recapitalization or similar transactions. In addition, subject to limited exceptions, Auctus will not have the right to convert any portion of the Note if Auctus, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to its conversion. The Company recorded a debt discount in the amount of $130,829 in connection with the Non-returnable shares and $56,271 in connection with the initial valuation of the derivative liability related to the embedded conversion option of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note. On September 21, 2018, all principal and accrued interest of $225,000 and $5,474, respectively was converted into 25,608 shares of the Company’s common stock resulting to an outstanding balance of $0 as of September 30, 2018.

The aggregate debt discount have been accreted and charged to interest expenses as a financing expense in the amount of $225,000 during the year ended September 30, 2018.

EMA Financial, LLC – August 21, 2018 Promissory Note Funding

On August 21, 2018 we entered into a Securities Purchase Agreement with EMA Financial, LLC, (“EMA”), pursuant to which we issued and sold to EMA a convertible promissory note, dated August 21, 2018 in the principal amount of $225,000 (the “Note”). The Note is due six months from the date of issuance and bears interest at the rate of 12% per annum. The Company received $199,000 from the investment less fees and debt issuance costs of $26,000 which was recorded as a debt discount. In connection with the issuance of the Note, the Company issued to EMA, as a commitment fee, 13,750 shares of its common stock (the “Returnable Shares”) as well as 10,000 shares of its common stock (the “Non-Returnable Shares”), as further provided in the Note. The Returnable Shares shall be returned to the Company’s treasury if the Note is fully repaid and satisfied prior to the date, which is one hundred eighty (180) days following August 21, 2018, subject further to the terms and conditions of the Note. The Note as amended on September 27, 2018, is convertible at any date after the issuance date at the noteholder’s option into shares of our common stock at a variable conversion price, equal to the lesser of (i) 70% of the lowest trading price during the previous 20 days and ending on the latest trading date prior to the date of the Note, or (ii) a 70% of the lowest trading price for our common stock during the 20 trading day period immediately prior to conversion but subject to a conversion floor price of $30.50. The floor price is subject to reset under certain conditions. We have the right to prepay the Note at any time prior to 180 days following the closing date. If we pay after September 24, 2018, we must pay an additional $25,000 as a prepayment penalty. The Note contains customary default events which, if triggered and not timely cured, will result in default interest and penalties. The Note also contains a right of first refusal provision with respect to future financings by us. The Company recorded a debt discount in the amount of $113,727 in connection with the Non-returnable shares and $73,373 in connection with the initial valuation of the derivative liability related to the embedded conversion option of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note. The aggregate debt discount have been accreted and charged to interest expenses as a financing expense in the amount of $48,955 during the year ended September 30, 2018. As of September 30, 2018, the Company owed $225,000 in principal and $2,959 in accrued interest under the terms of the agreement and recorded interest expense of $2,959 during the year ended September 30, 2018.

On January 3, 2019, the Company settled all remaining obligations under the EMA note through the payment of all outstanding principal, prepayment penalties and interest then outstanding of $225,000, $35,000 and $10,736, respectively. The unamortized debt discount on the note of $176,045 was fully amortized to interest expense during the year ended September 30, 2019.

In connection with the issuance of the Note, the Company issued to the Purchaser, as a commitment fee, 13,750 returnable shares of its common stock. As a result of the repayment the shares were returned to treasury and cancelled on January 8, 2019.

EMA loans payable consist of the following as of:	September 30, 2019	September 30, 2018
Current loan payable:	$—	$225,000
Unamortized debt discount	—	(176,045)

Total, net of unamortized discount	$—	$48,955

Labrys Fund, LP – September 19, 2018 Promissory Note Funding

On March 23, 2018, we entered into a master convertible promissory note pursuant to which we could borrow up to $500,000. On September 19, 2018 borrowed $330,000, less debt issuance costs of $20,700. The note also carries an original issue discount of 10% ($30,000). Interest under the convertible promissory note is 12% per annum, and the principal and all accrued but unpaid interest is due six months from the date of issuance. The Note, as amended on September 27, 2018, is convertible at any date after the issuance date at the noteholder’s option into shares of our common stock at a variable conversion price subject to a conversion floor price of $30.50, The Conversion price equals the lesser of (1) 70% multiplied by the lowest "Trading Price" during the previous 20 Trading Day period ending on the latest complete Trading Day prior to the date of this Note and (2) 70% multiplied by the lowest "Trading Price" for the Common Stock during the 20 Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. The "Trading Price" as defined by the agreement is the lesser of: (a) the lowest trade price on the OTC Pink, OTCQB, or applicable trading market (the “OTC Market”) as reported by a reliable reporting service (“Reporting Service”) designated by the Holder and (b) the lowest closing bid price on the OTC Market as reported by a Reporting Service designated by the Holder. If the note is not repaid within 180 days of issuance the floor will cease to apply. The Company recorded a debt discount in the amount of $279,300 in connection with the initial valuation of the derivative liability related to the embedded conversion option of the note to be amortized utilizing the effective interest method of accretion over the term of the note.

The aggregate debt discount have been accreted and charged to interest expenses as a financing expense in the amount of $20,166 during the year ended September 30, 2018.

On January 3, 2019, the Company settled all remaining obligations under the Labrys Fund, LP note through the payment of all outstanding principal and interest then outstanding of $330,000 and $11,609, respectively. The unamortized discount on the note of $309,834 was fully amortized to interest expense during the year ended September 30, 2019.

Labrys loans payable consist of the following as of:	September 30, 2019	September 30, 2018
Current loan payable:	$—	$330,000
Unamortized debt discount	—	(309,834)

Total, net of unamortized discount	$—	$20,166

Summary of all short-term convertible debts:

Short term convertible notes payable consist of the following as of:	September 30, 2019	September 30, 2018
Current loan payable:	$—	$555,000
Unamortized debt discount	—	(485,879)

Total, net of unamortized discount	$—	$69,121

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

The transactions described above closed on December 31, 2018. In connection with the issuance of the Debenture and pursuant to the terms of the SPA, the Company issued to the Investor 10,000 shares of common stock and a Common Stock Purchase Warrant to acquire up to 308,333 shares of common stock for a term of three years (the “Warrant”) on a cash-only basis at an exercise price of $20.00 per share with respect to 125,000 Warrant Shares, $25.00 with respect to 100,000 Warrant Shares, $50.00 with respect to 50,000 Warrant Shares and $75.00 with respect to 33,333 Warrant Shares. The warrants and shares issued were fair valued and a debt discount of $4,995,000 was recorded as a result of the issuance of the warrants and shares and the recognition of a beneficial conversion feature on the Debenture. The Company also paid a $5,000 due diligence fee prior to receiving the funding which was also recorded as a debt discount.

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

The Investor may convert the Debenture into shares of the Company’s common stock at a conversion price equal to 95% of the mathematical average of the 5 lowest individual daily volume weighted average prices of the common stock, less $0.50 per share, during the period beginning on the issuance date and ending on the maturity date subject to certain floor price restrictions. In the event certain equity conditions exist, the Company may require that the Investor convert the Debenture. In no event shall the Debenture be allowed to affect a conversion if such conversion, along with all other shares of Company common stock beneficially owned by the Investor and its affiliates would exceed 4.99% of the outstanding shares of the common stock of the Company.

While the note is outstanding if Triggering Events occur the conversion rate may be decreased by 10% and the interest rate increased by 10% for each Triggering Event.

On January 7, 2019, the investor converted $2,500,000 in principal and $875,000 in interest as a conversion premium, for 178,473 shares of the Company common stock at an effective conversion price of $18.90, due to a trigger event for the Company not filing its annual report on Form 10-K for the fiscal year ended September 30, 2018 on or before December 31, 2018.

On March 6, 2019, the investor converted $1,000,000 in principal and $350,000 in interest as a conversion premium, for 71,389 shares of the Company common stock at an effective conversion price of $18.90, due to a trigger event for the Company not filing its annual report on Form 10-K for the fiscal year ended September 30, 2018 on or before December 31, 2018.

On July 9, 2019, in accordance with the terms of the agreement the investor was issued an additional 45,614 shares of common stock due to the decrease in stock price resulting in an effective conversion price of $15.06.

On July 16, 2019, in accordance with the terms of the agreement the investor was issued an additional 18,246 shares of common stock due to the decrease in stock price resulting in an effective conversion price of $15.06.

On July 19, 2019, an investor converted $500,000 in principal and $175,000 in interest as a conversion premium, for 45,109 shares of the Company common stock at an effective conversion price of $15.00.

On August 23, 2019, in accordance with the terms of the agreement the investor was issued an additional 43,721 shares of common stock due to the decrease in stock price resulting in an effective conversion price of $7.60.

On September 16, 2019, in accordance with the terms of the agreement the investor was issued an additional 61,500 shares of common stock due to the decrease in stock price resulting in an effective conversion price of $7.30.

The aggregate debt discount has been accreted and charged to interest expenses as a financing expense in the amount of $4,466,526 during the year ended September 30, 2019.

The Debenture at September 30, 2019 consists of:

Principal	$1,250,000
Unamortized debt discount	(783,474)
Total, net of unamortized discount	466,526

Securities Purchase Agreement – April 17, 2019

On April 17, 2019, the Company entered into a Securities Purchase Agreement (the “Agreement”) with an otherwise unaffiliated third-party institutional investor (the “Investor”), pursuant to which the Company agreed to issue to the Investor a $10,750,000 face value Senior Secured Redeemable Convertible Promissory Note (the “Debenture”) with a 7.5% original issue discount, 215 shares of our Series B Preferred Stock with a 7.5% original issue discount, a Common Stock Purchase Warrant (the “Warrant”) on a cash-only basis to acquire up to 230,000 shares (the “Warrant Shares”) of our common stock and 125,000 shares of our Common Stock. The aggregate purchase price for the Debenture, the Series B Preferred Stock the Warrant and the Common Stock is $20,000,000. (See Notes 10 and 11   for additional details.) The Debenture is secured by all assets of the Company.

Pursuant to the first closing of the agreement, which occurred on April 18, 2019, the Investor agreed to tender to the Company the sum of $10,000,000, for the Debenture, the Common Stock and the Warrant. No additional closings to sell the preferred stock had occurred as of September 30, 2019.

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

The Investor may convert the Debenture into shares of the Company’s common stock at a conversion price equal to 90% of the mathematical average of the 5 lowest individual daily volume weighted average prices of the common stock, less $0.75 per share, during the period beginning on the issuance date and ending on the maturity date subject to certain floor price restrictions. In the event certain equity conditions exist, the Company may require that the Investor convert the Debenture. In no event shall the Debenture be allowed to effect a conversion if such conversion, along with all other shares of Company common stock beneficially owned by the Investor and its affiliates would exceed 4.99% of the outstanding shares of the common stock of the Company.

While the note is outstanding if Triggering Events occur the conversion rate may be decreased by 10% and the interest rate increased by 10% for each Triggering Event.

The Debenture at September 30, 2019 consists of:

Principal	$10,750,000
Unamortized debt discount	(8,320,205)
Total, net of unamortized discount	$2,429,795

The aggregate debt discount has been accreted and charged to interest expenses as a financing expense in the amount of $2,429,795 during the year ended September 30, 2019.

Summary of all long term convertible debts:

Principal – December 31, 2018 Note	$1,250,000
Principal – April 17, 2019 Note	10,750,000
Total principal on convertible notes (long-term)	12,000,000
Unamortized debt discount	(9,103,679)
Total convertible notes, net of unamortized discount (long-term)	$2,896,321

9.   RELATED PARTY TRANSACTIONS

Zachary Bradford – Chief Executive Officer, Director and Former Chief Financial Officer

The Company had a consulting agreement with ZRB Holdings, Inc, an entity wholly owned by Zachary Bradford, our Chief Executive Officer and director, for management services. In accordance with this agreement, as amended, Mr. Bradford earned $430,437 and $194,527, respectively during the years ended September 30, 2019 and 2018. The Company owed Mr. Bradford $0 and $89,351 in deferred compensation and reimbursable expenses as of September 30, 2019 and 2018, respectively. Deferred compensation is reported under due to related parties in the consolidated balance sheets. The agreement was terminated in October 2019 when Mr. Bradford stepped down as the CFO and took the position of CEO and accepted the associated employment agreement.

During the year ended September 30, 2018, the Company executed eleven 15% promissory notes with a total face value of $189,690 and executed two additional 15% promissory notes with a total face value of $25,030 during the year ended September 30, 2019 with Zachary Bradford, its Chief Executive Officer. Under the terms of the promissory notes the Company received a total of $214,720 and agreed to repay the notes on demand. The Company recorded interest expense of $7,648 during the year ended September 30, 2019. On January 3, 2019, the Company settled all remaining obligations under the notes through the payment of all outstanding principal and interest then outstanding. As of September 30, 2019, Company owed $0 in principal and $0 in accrued interest under the terms of the agreement.

Bryan Huber – Chief Innovation Officer and Former Chief Operations Officer and Director

On August 28, 2018, the Company executed an agreement with Zero Positive, LLC an entity controlled by Mr. Huber. In accordance with the agreement with Zero Positive, LLC, Mr. Huber earned $171,202, during the year ended September 30, 2019.

Under the agreement Mr. Huber was also granted a one-time bonus of $50,000 on August 28, 2018, payment of which will be deferred until certain conditions are met. As of September 30, 2019, the bonus had not been paid. The term of the agreement is one year and automatically renews until cancelled by either party.

On September 28, 2018, in connection with the consulting agreement executed with Zero Positive, LLC Company issued warrants to purchase 90,000 shares of common stock at an exercise price of $8.00 per share to Zero Positive. The warrants were valued at $2,607,096 using the Black Scholes option pricing model based upon the following assumptions: term of 10 years, risk free interest rate of 3.05%, a dividend yield of 0% and volatility rate of 191%. The warrants vest as follows: 30,000 vested immediately, the balance vest evenly on the last day of each month over forty-two months beginning August 31, 2018. As of September 30, 2019, 48,572 warrants had vested, and the Company recorded an expense of $496,590 during the year ended September 30, 2019. During the year ended September 30, 2018, the Company had a consulting agreement with Bryan Huber, for management services. In accordance with this agreement, as amended, Mr. Huber earned $180,612 during year ended September 30, 2018.

Larry McNeill – Director and former Chairman of the Board of Directors

During the year ended September 30, 2018, the Company executed eight 15% promissory notes with a total face value of $163,100 and executed an additional 15% promissory note with a total face value of $50,000 during the year ended September 30, 2019 with Larry McNeill, a Director of the Company. Under the terms of the promissory notes the Company received a total of $213,100 and agreed to repay the notes on demand. The Company recorded interest expense of $8,016 during the year ended September 30, 2019. On December 31, 2018, the Company settled all remaining obligations under the note through the payment of all outstanding principal and interest then outstanding.

Effective January 1, 2019, the Company agreed to pay non-executive board members $2,500 per month. Mr. McNeil earned $22,500 in Board compensation during the year ended September 30, 2019.

Matthew Schultz- Former Chief Executive Officer and Director

The Company has a consulting agreement with Matthew Schultz, our former Chief Executive Officer, for management services. In accordance with this agreement, as amended, Mr. Schultz earned $445,437 and $194,527, respectively during years ended September 30, 2019 and 2018. The agreement was terminated on October 7, 2019 when Mr. Schultz stepped down as the CEO and took the position of Chairman of the Board.

During the year ended September 30, 2018, the Company executed two 15% promissory notes with a total face value of $30,000 with the spouse of the former CEO of our Company. Under the terms of the promissory notes the Company received $30,000 and agreed to repay the note on demand. On January 1, 2019, the Company settled all remaining obligations under the notes through the payment of all outstanding principal and interest then outstanding. As of September 30, 2019, Company owed $0 in principal and $0 in accrued interest under the terms of the agreements. The Company recorded interest expense of $1,147 during the year ended September 30, 2019.

10.   STOCKHOLDERS’ EQUITY

Overview

The Company’s authorized capital stock consists of 20,000,000 shares of common stock and 10,000,000 shares of preferred stock, par value $0.001 per share. As of September 30, 2019, there were 4,679,018 shares of common stock issued and outstanding and 100,000 shares of preferred stock issued and outstanding.

On December 10, 2019, the Financial Industry Regulatory Authority (“FINRA”) approved the Company’s 1:10 reverse stock split of the Company’s common stock. The reverse stock split took effect on December 11, 2019. Unless otherwise noted, impacted amounts and share information in the consolidated financial statements and notes thereto as of and for the fiscal years ended September 30, 2019 and 2018, have been adjusted for the stock split as if such stock split occurred on the first day of the first period presented.

Amendment to Articles of Incorporation

On August 9, 2019, the Company filed a Certificate of Amendment to its Articles of Incorporation to increase its authorized shares of common stock from 100,000,000 to 200,000,000. The amendment was previously approved by written consent of the Company’s Board and more than a majority of the voting power of its stockholders and delivered to stockholders of record as of the close of business July 2, 2019 pursuant to a Definitive Information Statement on Schedule 14C. As a result, of the reverse split mentioned above, the effect of the filed amendment reduced the authorized shares to 20,000,000.

On October 4, 2019, pursuant to Article IV of our Articles of Incorporation, our Board of Directors voted to increase the number of shares of preferred stock designated as Series A Preferred Stock from one million (1,000,000) shares to two million (2,000,000) shares, par value $0.001.

Under the Certificate of Designation, holders of Series A Preferred Stock will be entitled to quarterly dividends on 2% of our earnings before interest, taxes and amortization. The dividends are payable in cash or common stock. The holders will also have a liquidation preference on the state value of $0.02 per share plus any accumulated but unpaid dividends. The holders are further entitled to have us redeem their Series A Preferred Stock for three shares of common stock in the event of a change of control and they are entitled to vote together with the holders of our common stock on all matters submitted to shareholders at a rate of forty-five (45) votes for each share held.

The rights of the holders of Series A Preferred Stock are defined in the relevant Amendment to the Certificate of Designation filed with the Nevada Secretary of State on October 9, 2019, attached hereto as Exhibit 3.11, and is incorporated by reference herein.

Certificate of Preferred Stock Designation

On April 16, 2019, pursuant to Article IV of our Articles of Incorporation, the Company’s Board of Directors voted to designate a class of preferred stock entitled Series B Preferred Stock, consisting of up to one hundred thousand (100,000) shares, par value $0.001. Under the Certificate of Designation, the holders of Series B Preferred Stock are entitled to the following powers, designations, preferences and relative participating, optional and other special rights, and the following qualifications, limitations and restrictions, among others as set forth in the Certificate of Designation:

▪	The holders of shares of Series B Preferred Stock will have no right to vote on any matters, questions or proceedings of the Company including, without limitation, the election of directors;

▪	Commencing on the date of issuance, the Series B Preferred Stock will accrue cumulative in kind accruals (“the Accruals”) at the rate of 7.5% per annum;

▪	Upon any liquidation, dissolution or winding up of the Company, the holders of the Series B Preferred Stock will be entitled to be paid out of the assets of the Company available for distribution to its stockholders an amount with respect to each share of Series B Preferred Stock equal to $5,000.00 (the “Face Value”), plus an amount equal to any accrued but unpaid Accruals thereon (the “Liquidation Value”);

▪	On maturity, the Company may redeem the Series B Preferred Stock by paying the holder the Liquidation Value;

▪	Before maturity, the Company may redeem the Series B Preferred stock on 30 days’ notice by paying 145% of the outstanding Face Value per share;

▪	If the Company determines to liquidate, dissolve or wind-up its business and affairs, the Company will, within three trading days of such determination and prior to effectuating any such action, redeem all outstanding shares of Series B Preferred Stock;

▪	In the event of a conversion of any shares of Series B Preferred Stock, the Company will (a) satisfy the payment of the Conversion Premium, which is defined as the Face Value of the shares converted multiplied by the product of 7.5% and the number of whole years between issuance and maturity, and (b) issue to the holder of the shares of Series B Preferred Stock a number of conversion shares equal to the Face Value divided by the applicable Conversion Price (defined as 90% of the of the 5 lowest individual daily volume weighted average prices of the Common Stock from issuance to conversion less $0.75 per share, but no less than the Floor Price ($3.50) with respect to the number of shares converted; While the note is outstanding if Triggering Events occur the conversion rate may be decreased by 10% and the interest rate increased by 10% for each Triggering Event. In the event of certain defaults, conversion price may not be subject to a floor.

▪	if at any time the Company grants, issues or sells any options, convertible securities or rights to purchase stock, warrants, securities or other property pro rata to the record holders of any class of shares of Common Stock (the “Purchase Rights”), then holder will be entitled to acquire, upon the terms applicable to such Purchase Rights, the aggregate Purchase Rights which holder could have acquired if holder had held the number of shares of Common Stock acquirable upon conversion of Series B Preferred Stock;

▪	At maturity (2 years from issuance), all outstanding shares of Series B Preferred Stock shall automatically convert into common stock at the Conversion Price; and

▪	At no time may the holders of Series B Preferred Stock own more than 4.99% of the outstanding common stock in the Company.

Common Stock issuances during the year ended September 30, 2019

During the period commencing October 1, 2018 through December 31, 2018, the Company received $361,800 from 14 investors pursuant to private placement agreements with the investors to purchase 45,225 shares of the Company’s $0.001 par value common stock at a purchase price equal to $8.00 for each share of common stock.

On September 11, 2018, the Company entered into an agreement with Regal Consulting, LLC for investor relations services. Under this agreement the Company agreed to issue 3,000 shares of the Company’s common stock per month as compensation for services plus additional cash compensation. During the year ended September 30, 2019, the Company issued a total of 36,000 shares of its common stock in accordance with the agreement. Stock compensation of $897,870 was recorded as a result of the stock issued under the agreement.

On October 15, 2018, the Company entered into an agreement with a consultant for services. Under this agreement the Company agreed to issue 3,000 shares of the Company’s common stock which vest evenly over a six-month period from the agreement date. During the year ended September 30, 2019, the Company recorded stock compensation of $68,818 was recorded as a result of the stock issued under the agreement.

On October 2, 2018, an investor exercised warrants to purchase 300 shares of the Company’s $0.001 par value common stock at a purchase price equal to $3.63 for each share of Common stock. The Company receive $1,088 as a result of this exercise.

The Company issued 10,000 shares in relation to a Securities purchase agreement executed on December 31, 2018. (See Note 8 for additional details.)

On December 31, 2018, the Company settled $25,000 of a promissory note (See Note 7)   through the issuance of 2,500 shares of the Company’s common stock. The shares were valued at $51,225 and a $26,225 loss on settlement of debt was recorded as a result of the issuance.

On January 7, 2019, a total of 144,417 shares of the Company’s common stock were issued in connection with the cashless exercise of 150,000 common stock warrants at an exercise price of $0.83.

On January 7, 2019, an investor converted $2,500,000 in principal and $875,000 in interest as a conversion premium, for 178,473 shares of the Company common stock at an effective conversion price of $18.90.

On January 22, 2019, in accordance with a merger agreement the Company issued 175,000 shares of the Company’s common stock. (see Note 3 for additional details.)

On February 26, 2019, a total of 24,622 shares of the Company’s common stock were issued in connection with the cashless exercise of 25,000 common stock warrants at an exercise price of $0.83.

On March 6, 2019, an investor converted $1,000,000 in principal and $350,000 in interest as a conversion premium, for 71,389 shares of the Company common stock at an effective conversion price of $18.90. (see Note 8 for additional details.)

On March 26, 2019, a total of 48,857 shares of the Company’s common stock were issued in connection with the cashless exercise of 50,000 common stock warrants at an exercise price of $0.83.

On April 9, 2019, an investor exercised warrants to purchase 900 shares of the Company’s $0.001 par value common stock at a purchase price equal to $3.63 for each share of Common stock. The Company received $3,268 as a result of this exercise.

The Company issued 125,000 shares in relation to a Securities purchase agreement executed on April 17, 2019. (See Note 8 for additional details.)

On June 12, 2019, the Company entered into an agreement with SylvaCap Media for investor relations services. Under this agreement the Company agreed to issue 25,000 shares of the Company’s common stock as compensation for services for a six month period plus additional cash compensation. The 25,000 shares vest upon issuance but if the agreement is terminated within 90 days of execution the shares are to be returned and cancelled. On September 10, 2019, the Company terminated the agreement and as a result the shares are required to be returned and cancelled. No stock compensation expense has been recognized as the shares did not vest as a result of the termination. As of September 30, 2019, the shares had not yet been returned.

On July 9, 2019, in accordance with the terms of the agreement the investor was issued an additional 45,614 shares of common stock due to the decrease in stock price resulting in an effective conversion price of $15.06. (see Note 8 for additional details.)

On July 16, 2019, in accordance with the terms of the agreement the investor was issued an additional 18,246 shares of common stock due to the decrease in stock price resulting in an effective conversion price of $15.06. (see Note 8 for additional details.)

On July 19, 2019, an investor converted $500,000 in principal and $175,000 in interest as a conversion premium, for 45,109 shares of the Company common stock at an effective conversion price of $14.96. (see Note 8 for additional details.)

On August 23, 2019, in accordance with the terms of the agreement the investor was issued an additional 43,721 shares of common stock due to the decrease in stock price resulting in an effective conversion price of $7.60. (see Note 8 for additional details.)

On September 16, 2019, in accordance with the terms of the agreement the investor was issued an additional 61,500 shares of common stock due to the decrease in stock price resulting in an effective conversion price of $7.30. (see Note 8 for additional details.)

Common stock returned during the year ended September 30, 2019

In connection with the issuance of the Auctus Fund, LLC Convertible Note, the Company issued to Auctus, as a commitment fee 13,750 returnable shares of its common stock. As a result of the conversion of the note on September 21, 2018, the shares were returned to treasury and cancelled on December 21, 2018. In connection with the issuance of the EMA Financial, LLC Convertible Note, the Company issued to EMA, as a commitment fee 13,750 returnable shares of its common stock. As a result, of the repayment of the note on January 3, 2019, the shares were returned to treasury and cancelled on January 8, 2019.

In connection with the issuance of the Note dated November 11, 2017, the Company issued, as a commitment fee 10,000 returnable shares of its common stock. As a result, of the repayment of the note on August 13, 2019, the shares were returned to treasury and cancelled.

Common Stock issuances during the year ended September 30, 2018

During the period commencing October 1, 2017 through September 30, 2018, the Company received $271,900 from 16 investors pursuant to private placement agreements with the investors to purchase 33,988 shares of the Company’s $0.001 par value common stock at a purchase price equal to $8.00 for each share of common stock.

During the year ended September 30, 2018, the Company issued 4,164 shares of the Company’s $0.001 par value common stock to settle accounts payable. The shares were valued at $75,734 and the Company recorded a loss on settlement of debt of $41,092 result of the issuance.

In connection with the issuance of the March 23, 2018, Labrys Fund, LP Convertible Note, the Company issued, as a commitment fee, 13,750 shares of its common stock (the “Returnable Shares”) as well as 10,000 shares of its common stock (the “Non-Returnable Shares”). The agreement was amended on June 29, 2018 and as a result the returnable shares were no longer returnable. Consequently, the fair value of the returnable shares of $218,626 was charged to interest expense. On September 19, 2018, all principal and accrued interest of $220,000 and $12,730, respectively was converted into 25,859 shares of the Company’s common stock. (See Note 8 for additional details)

In connection with the issuance of the Auctus Fund, LLC Convertible Note, the Company issued to Auctus, as a commitment fee, 13,750 shares of its common stock (the “Returnable Shares”) as well as 15,000 shares of its common stock (the “Non-Returnable Shares”). On September 21, 2018, all principal and accrued interest of $225,000 and $5,474, respectively was converted into 25,608 shares of the Company’s common stock. Subsequent to September 30, 2018, as a result of the conversion the 13,750 returnable shares were returned to the Company and cancelled.

In connection with the issuance of a the EMA Financial, LLC Convertible Note, the Company issued EMA, as a commitment fee, 13,750 shares of its common stock (the “Returnable Shares”) as well as 10,000 shares of its common stock (the “Non-Returnable Shares”). Subsequent to September 30, 2018, the Company repaid all obligations under the note and the 13,750 returnable shares were returned to the Company and cancelled on January 8, 2019.

On September 11, 2018, the Company entered into an agreement with Regal Consulting, LLC for investor relations services. Under this agreement the Company agreed to issue 3,000 shares of the Company’s common stock per month as compensation for services plus $20,000 per month in cash. As of September 30, 2018, the Company had issued 3,000 shares of its common stock in accordance with the agreement. Stock compensation of $55,100 was recorded as a result of the stock issued under the agreement.

11.   STOCK WARRANTS

The following is a summary of stock warrant activity during the years ended September 30, 2019 and September 30, 2018.

	Number of Warrant Shares	Weighted Average Exercise Price
Balance, September 30, 2017	861,210	$8.50
Warrants granted	119,160	8.00
Warrants expired	—	—
Warrants canceled	—	—
Warrants exercised	(81,440)	3.60
Balance, September 30, 2018	898,930	$8.90
Warrants granted	641,333	$32.20
Warrants expired	—	—
Warrants canceled	—	—
Warrants exercised	(226,200)	0.80
Balance, September 30, 2019	1,314,063	$21.70

As of September 30, 2019, the outstanding warrants have a weighted average remaining term of was 2.86 years and an intrinsic value of $880,574.

As of September 30, 2019, there are warrants exercisable to purchase 1,274,063 shares of common stock in the Company and 40,000 unvested warrants outstanding that cannot be exercised until vesting conditions are met. 996,198 of the warrants require a cash investment to exercise as follows, 5,000  required a cash investment of $8.00 per share, 449,865 require a cash investment of $15.00 per share, 125,000 require a cash investment of $20.00 per share, 103,000 require a cash investment of $25.00 per share, 200,000 require an investment of $35.00 per share, 10,000 require an investment of $40.00 per share, 60,000 require an investment of $50.00 per share, 38,333 require a cash investment of $75.00 per share and 5,000 require a cash investment of $100.00 per share. 317,865 of the outstanding warrants contain provisions allowing a cashless exercise at their respective exercise prices.

Warrant activity for the year ended September 30, 2019

On October 15, 2018, the Company entered into an agreement with a consultant for services. Under this agreement the Company agreed to issue 3,000 warrants to purchase shares of the Company’s common stock at an exercise price of $25.00 for a period of five years which vest evenly over a six-month period from the agreement date. During the year ended September 30, 2019, the Company recorded stock compensation of $68,643 as a result of the stock issued under the agreement. The warrants were valued using the black-Scholes valuation model.

On December 31, 2018, in connection with a Securities purchase agreement (see Note 8 for additional details) the Company issued Common Stock Purchase Warrants to acquire up to 308,333 shares of common stock for a term of three years on a cash-only basis at an exercise price of $20.00 per share with respect to 125,000 Warrant Shares, $25.00 with respect to 100,000 Warrant Shares, $50.00 with respect to 50,000 Warrant Shares and $75.00 with respect to 33,333 Warrant Shares.

On April 18, 2019, in connection with a Securities purchase agreement (see Note 8 for additional details) the Company issued Common Stock Purchase Warrants to acquire up to 230,000 shares of common stock for a term of three years on a cash-only basis at an exercise price of $35.00 per share with respect to 200,000 Warrant Shares, $40.00 with respect to 10,000 Warrant Shares, $50.00 with respect to 10,000 Warrant Shares, $75.00 with respect to 5,000 Warrant Shares and $100.00 with respect to 5,000 Warrant Shares.

On August 28, 2018, in connection with the Consulting agreement executed with Zero Positive, LLC the Company issued warrants to purchase 90,000 shares of common stock at an exercise price of $8.00 per share to Zero Positive. The warrants were valued at $2,607,096 using the Black Scholes option pricing model. The warrants vest as follows: 30,000 warrants vested immediately, the balance vest evenly on the last day of each month over the forty-two months beginning August 31, 2018. As of September 30, 2019, 50,000 warrants had vested, and the Company recorded an expense of $496,590 during the year ended September 30, 2019. (See Note 9 for additional details.)

On January 22, 2019, in accordance with a merger agreement, CleanSpark issued; a five-year warrant to purchase 50,000 shares of CleanSpark common stock at an exercise price of $16.00 per share, and a five-year warrant to purchase 50,000 shares of CleanSpark common stock at an exercise price of $20.00 per share. (see note 3 for additional details.) The warrants were valued at $1,102,417 and $1,102,107, respectively.

The Black-Scholes model utilized the following inputs to value the warrants granted during the year ended September 30, 2019:

Fair value assumptions – Warrants:	September 30, 2019
Risk free interest rate	2.36% - 3.01%
Expected term (years)	3-5
Expected volatility	254% - 268%
Expected dividends	0%

On January 7, 2019, a total of 144,417 shares of the Company’s common stock were issued in connection with the cashless exercise of 150,000 common stock warrants with an exercise prices of $0.83.

On February 26, 2019, a total of 24,623 shares of the Company’s common stock were issued in connection with the cashless exercise of 25,000 common stock warrants at an exercise price of $0.83.

On March 26, 2019, a total of 48,857 shares of the Company’s common stock were issued in connection with the cashless exercise of 50,000 common stock warrants at an exercise price of $0.83.

As of September 30, 2019, the Company expects to recognize $1,158,709 of stock-based compensation for the non-vested outstanding warrants over a weighted-average period of 2.26 years.

Warrant activity for the year ended September 30, 2018

During the year ended September 30, 2018, certain investors exercised warrants to purchase 25,840 shares of the Company’s common stock at purchase prices ranging from $0.83 to $15.00. The Company received total proceeds of $44,938 from the warrant exercises.

During the year ended September 30, 2018, a total of 45,989 shares of the Company’s common stock were issued in connection with the cashless exercise of 55,600 common stock warrants with an exercise prices of $3.60.

On January 1, 2018, the Company issued warrants to purchase 10,000 shares of common stock at an exercise price of $8.00 per share to an advisor for business advisory services. The warrants were valued at $234,095 using the Black Scholes option pricing model. The warrants vest evenly over the six-month service period ended September 30, 2018.

On June 15, 2018, the Company issued 11,660 5-year warrants exercisable at $8.00 to a lender in connection with a promissory note agreement. (See Note 8 for additional details.)

On August 1, 2018, the Company issued 2,500 5-year warrants exercisable at $8.00 to a lender in connection with a promissory note agreement. (See Note 8 for additional details.)

On August 28, 2018, in connection with the Consulting agreement executed with Zero Positive, LLC. the Company issued warrants to purchase 90,000 shares of common stock at an exercise price of $8.00 per share to Zero Positive. The warrants were valued at $2,607,096 using the Black Scholes option pricing model. The warrants vest as follows: 30,000 warrants vested immediately, the balance vest evenly on the last day of each month over the forty-two months beginning August 31, 2018. As of September 30, 2018, 32,857 warrants had vested, and the Company recorded an expense of $951,797 during the year ended September 30, 2018. (See Note 9 for additional details.)

On September 20, 2018, the Company issued 2,500 5-year warrants exercisable at $8.00 to a lender in connection with a promissory note agreement. (See Note 8 for additional details.)

On September 21, 2018, the Company issued 2,500 5-year warrants exercisable at $8.00 to a lender in connection with a promissory note agreement. (See Note 8 for additional details.)

The Black-Scholes model utilized the following inputs to value the warrants granted during the year ended September 30, 2018:

Fair value assumptions – Warrants:	September 30, 2018
Risk free interest rate	2.01% - 3.05%
Expected term (years)	5-10
Expected volatility	158% - 265%
Expected dividends	0%

12.   STOCK OPTIONS

The Company adopted a stock-based incentive compensation plan known as the 2017 Incentive Plan (the “Plan”), which was established by the Board of Directors of the Company on June 19, 2017. A total of 300,000 shares were initially reserved for issuance under the Plan. As of September 30, 2019, there were 218,759 shares available for issuance under the plan.

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

The following is a summary of stock option activity during the years ended September 30, 2019 and year ended September 30, 2018.

	Number of Option Shares	Weighted Average Exercise Price
Balance, September 30, 2017	690	$34.50
Options granted	31,230	$11.30
Options expired	—	—
Options canceled	—	—
Options exercised	—	—
Balance, September 30, 2018	31,920	$11.80
Options granted	49,321	$11.80
Options expired	—	—
Options canceled	—	—
Options exercised	—	—
Balance, September 30, 2019	81,241	$11.80

As of September 30, 2019, there are options exercisable to purchase 55,241 shares of common stock in the Company and 26,000 unvested options outstanding that cannot be exercised until vesting conditions are met. As of September 30, 2019, the outstanding options have a weighted average remaining term of was 2.87 years and an intrinsic value of $4,438.

Option activity for the year ended September 30, 2019

During the year ended September 30, 2019, the Company issued 49,321 options to purchase shares of common stock to employees, the shares were granted at quoted market prices ranging from $8.50 to $59.00. The options were valued at issuance using the Black Scholes model and stock compensation expense of $326,100 was recorded as a result of the issuances.

The Black-Scholes model utilized the following inputs to value the options granted during the year ended September 30, 2019:

Fair value assumptions – Options:	September 30, 2019
Risk free interest rate	1.56% - 2.91%
Expected term (years)	3
Expected volatility	145%- 271%
Expected dividends	0%

As of September 30, 2019, the Company expects to recognize $171,600 of stock-based compensation for the non-vested outstanding options over a weighted-average period of 2.9 years.

Option activity for the year ended September 30, 2018

During the year ended September 30, 2018, the Company issued 6,230 options to purchase shares of the common stock to employees, the shares were granted at quoted market prices ranging from $15.70 to $34.50. The shares were valued at issuance using the Black Scholes model and stock compensation expense of $130,000 was recorded as a result of the issuances.

On March 10, 2018 the Company issued a total of 25,000 options to four consultants for advisory services. The options vest evenly 12 months from issuance. The options expire 24 months after issuance and require a cash investment to exercise. The options were valued at issuance using the Black Scholes model at $342,500 and amortized of the term of the agreement. During the year ended September 30, 2018, $191,526 was been expensed as stock-based compensation.

The Black-Scholes model utilized the following inputs to value the options granted during the year ended September 30, 2018:

Fair value assumptions – Options:	September 30, 2018
Risk free interest rate	1.46% - 2.78%
Expected term (years)	2-3
Expected volatility	120% - 191%
Expected dividends	0%

13.   INCOME TAXES

The Company provides for income taxes under FASB ASC 740, Accounting for Income Taxes. FASB ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

FASB ASC 740 requires the reduction of deferred tax assets by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is approximately $8.9 million as of September 30, 2019 which is calculated by multiplying a 21% estimated tax rate by the cumulative net operating loss (NOL) of approximately $42.3 million.

Due to the enactment of the Tax Reform Act of 2017, we have calculated our deferred tax assets using an estimated corporate tax rate of 21%. US Tax codes and laws may be subject to further reform or adjustment which may have a material impact to the Company’s deferred tax assets and liabilities.

The significant components of the Company's deferred tax assets and liabilities as of September 30, 2019 and 2018 are as follows:

As of September 30,	2019	2018
Cumulative tax net operating losses (in millions)	$42.3	$27.6

Deferred tax asset (in millions)	$8.9	$5.8
Valuation allowance (in millions)	(8.9)	(5.8)
Current taxes payable	—	—
Income tax expense	$—	$—

As of September 30, 2019, and 2018, the Company had gross federal net operating loss carryforwards of approximately $42.3 million and $27.6 million, respectively.

The Company plans to file its U.S. federal return for the year ended September 30, 2019 upon the issuance of this filing. Upon filing of the tax return for the year ended September 30, 2019 the actual deferred tax asset and associated valuation allowance available to the Company may differ from management’s estimates. The tax years 2014-2018 remained open to examination for federal income tax purposes by the major tax jurisdictions to which the Company is subject. No tax returns are currently under examination by any tax authorities.

14.   COMMITMENTS AND CONTINGENCIES

Office leases

The Company’s corporate offices are located at 70 North Main Street, Suite 105, Bountiful, Utah 84010. The Company occupies the leased space on a month to month basis at a rate of $850 per month. Future minimum lease payments under the operating leases for the facilities as of September 30, 2019, are $0.

On May 15, 2018, the Company executed a 37-month lease agreement, which commenced on July 1, 2018 at 4360 Viewridge Avenue, Suite C, San Diego, California. The agreement calls for the Company to make payments of $4,057 in base rent per month through July 31, 2021 subject to an annual 3% rent escalation. Future minimum lease payments under the operating leases for the facilities as of September 30, 2019, are as follows:

Fiscal year ending September 30, 2020	$50,521
Fiscal year ending September 30, 2021	$43,170

Legal contingencies

From time to time we may be subject to litigation. Risks associated with legal liability are difficult to assess and quantify, and their existence and magnitude can remain unknown for significant periods of time. We have acquired liability insurance to reduce such risk exposure to the Company. Despite the measures taken, such policies may not cover future litigation, or the damages claimed may exceed our coverage which could result in continent liabilities.

15.   MAJOR CUSTOMERS AND VENDORS

For the years ended September 30, 2019 and 2018, the Company had the following customers that represented more than 10% of sales.

	September 30, 2019	September 30, 2018
Customer A	34.78%	—
Customer B	27.79%	—
Customer C	10.74%	70.42%
Customer D	10.42%	—
Customer E	—	11.82%

For the years ended September 30, 2019 and 2018, the Company had the following suppliers that represented more than 10% of direct material costs.

	September 30, 2019	September 30, 2018
Vendor A	84.06%	0%
Vendor B	2.52%	26.52%
Vendor C	0.11%	13.57%
Vendor D	—	27.47%

16.    SUBSEQUENT EVENTS

International Land Alliance, Inc.

On November 5, 2019, CleanSpark entered into a binding Memorandum of Understanding (the “MOU”) with International Land Alliance, Inc., a Wyoming corporation (“ILAL”), in order to lay a foundational framework where the Company will deploy its energy solutions products and services to ILAL, its energy projects, and its customers.

Pursuant to the terms of the MOU, the parties will work in good faith and pursue the following priorities over the next twelve (12) months:

1)	The Company will perform feasibility studies to outline the details and scope of developing microgrid energy solutions to support ILAL projects.

2)	ILAL will (a) exclusively sell the Company’s products and services as part of ILAL’s power solution for its offering of off-grid properties, and (b) include the Company’s mPulse DER Energy Manager within the off-grid energy project bids;

3)	The Company will provide on-site testing, training, and support services to ILAL’s projects and operations

Strategic Investment

In connection with the MOU, and in order to support the power and energy needs of ILAL’s development and construction of certain projects, the Company entered into a Securities Purchase Agreement, dated as of November 6, 2019, with ILAL (the “SPA”).

Pursuant to the terms of the SPA, ILAL sold, and the Company purchased 1,000 shares of Series B Preferred Stock of ILAL for an aggregate purchase price of $500,000, less certain expenses and fees. In connection with the Stock Transaction, ILAL also issued 350,000 shares of its common stock to the Company as commitment shares. ILAL may issue additional shares of its common stock to the Company if certain conditions are not satisfied.

Increase in Authorized Number of Series A Preferred Stock

On October 4, 2019, pursuant to Article IV of the Company’s Articles of Incorporation, the Company’s Board of Directors voted to increase the number of shares of preferred stock designated as Series A Preferred Stock from one million (1,000,000) shares to two million (2,000,000) shares, par value $0.001.

Under the Certificate of Designation, holders of Series A Preferred Stock will be entitled to quarterly dividends on 2% of our earnings before interest, taxes and amortization. The dividends are payable in cash or common stock. The holders will also have a liquidation preference on the stated value of $0.02 per share plus any accumulated but unpaid dividends. The holders are further entitled to have the Company redeem their Series A Preferred Stock for three shares of common stock in the event of a change of control and they are entitled to vote together with the holders of the Company’s common stock on all matters submitted to shareholders at a rate of forty-five (45) votes for each share held.

Issuance of Series A Preferred Stock

On October 4, 2019, the Company authorized the issuance of a total of seven hundred and fifty thousand (750,000) shares of its designated Series A Preferred Stock to members of its board of directors for services rendered.

Issuance of Common stock for convertible debt

On December 5, 2019, in accordance with the terms of the agreement the investor was issued an additional 97,100 shares of common stock due to the decrease in stock price resulting in an effective conversion price of $3.20. (see Note8 for additional details.)

Reverse stock split

On December 10, 2019, the Financial Industry Regulatory Authority (“FINRA”) approved the Company’s 1:10 reverse stock split of the Company’s common stock. The reverse stock split took effect on December 11, 2019.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. The Chief Executive Officer (CEO) and Chief Financial Officer (CFO), with assistance from other members of management, has reviewed the effectiveness of our disclosure controls and procedures as of September 30, 2019 and, based on his evaluation, has concluded that the disclosure controls and procedures were not sufficient as of such date due to a material weakness in internal control over financial reporting, described below.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and the dispositions of our assets; (2) provide reasonable assurance that our transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that our receipts and expenditures are being made only in accordance with appropriate authorizations; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness for future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision of and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of September 30, 2019, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We identified a material weakness in the design of internal control related to the following areas: (i) Lack of documentation around the components of internal control and inadequate risk assessment process over the Company’s internal controls (ii) Inadequate design of monitoring controls resulting in insufficient levels of review over the financial reporting and business processes (iii) Inadequate segregation of duties (iv) Inadequate controls over information technology (v) Insufficient board oversight and review.

These material weaknesses did not result in any identified material misstatements to the financial statements, and there were no changes to previously released financial results. Based on this material weakness, management concluded that at September 30, 2019, internal control over financial reporting was not effective.

Our independent registered public accounting firm, MaloneBailey, LLP has issued an adverse audit report on the effectiveness of internal control over financial reporting as of September 30, 2019, which appears on page F-2.

Following identification of the material weakness and prior to filing this Annual Report on Form 10-K, we completed substantive procedures for the year ended September 30, 2019. Based on these procedures, management believes that our consolidated financial statements included in this Form 10-K have been prepared in accordance with U.S. GAAP. Our CEO and CFO has certified that, based on his knowledge, the financial statements, and other financial information included in this Form 10-K, fairly present in all material respects the financial condition, results of operations and cash flows of CleanSpark as of, and for, the periods presented in this Form 10-K. MaloneBailey, LLP has issued an unqualified opinion on our financial statements, which appears on page F-1.

REMEDIATION

Management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively. The remediation actions include: (i) additional qualified staff were appointed during the quarter ended September 30, 2019 and subsequent to the year end to increase segregation of duties and create multiple levels of review. (ii) the implementation of additional monitoring controls to improve documentation of internal control procedures; (iii) the implementation of additional review procedures to ensure control activities are appropriately performed and documented; and (iv) enhanced quarterly reporting on the remediation measures to the Audit Committee of the Board of Directors. (v) appointment of additional board members subsequent to yearend to create a majority independent board (vi) we intend to adopt a different financial reporting software that has increased controls built into the system functionality before the end of second fiscal quarter, in the interim we plan to implement additional controls to mitigate existing controls risks inherent to our existing accounting software (vii) additional controls to improve risk assessment procedures to ensure all risks have been addressed.

We believe that these actions will remediate the material weakness, once management has performed its assessment of our internal controls over financial reporting including the remedial measures described above. The weakness will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed prior to the end of fiscal 2020.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Except for the material weakness identified during the quarter, as of September 30, 2019, and except for the remedial measures described above, there have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the fourth quarter of fiscal 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Inherent Limitations on Internal Controls

Notwithstanding the foregoing, management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be met. Limitations inherent in any control system include the following:

•	Judgments in decision-making can be faulty, and control and process breakdowns can occur because of simple errors or mistakes.

•	Controls can be circumvented by individuals, acting alone or in collusion with others, or by management override

•	The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

•	Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with associated policies or procedures.

•	The design of a control system must reflect the fact that resources are constrained, and the benefits of controls must be considered relative to their costs.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the names, ages and positions of our current directors and executive officers.

Name	Age	Position(s)
Zachary K. Bradford	33	Chief Executive Officer, President, and Director
Lori L. Love	38	Chief Financial Officer
Bryan Huber	37	Chief Innovation Officer
Amanda Kabak	44	Chief Technology Officer
Anthony Vastola	35	Chief Operating Officer
S. Matthew Schultz	50	Chairman of the Board and Director (former Chief Executive Officer)
Larry McNeill	77	Director
Dr. Thomas L. Wood	54	Director
Roger P. Beynon	74	Director

Set forth below is a brief description of the background and business experience of our executive officers and directors.

Zachary K. Bradford, Chief Executive Officer, is a licensed Certified Public Accountant in Nevada and a member of the American Institute of Certified Public Accountants. He served as the Company’s Chief Financial Officer from 2014 through October 2019. He has also served as a partner in a public accounting and consulting firm in Henderson, Nevada since June 2013. Mr. Bradford holds a B.S. in Accounting and a Masters of Accountancy from Southern Utah University. From March of 2015 to July 31, 2016, Mr. Bradford served as a member of the board of directors and Chief Financial Officer of Epic Stores Corp.

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

Lori Love, Chief Financial Officer, is a licensed CPA and an experienced finance professional serving in roles in accounting, finance and risk management. Since July 2015, Ms. Love served as CFO of P2K Labs, a design, technology, and marketing agency based in Las Vegas, Nevada. Prior to 2015, Ms. Love served in the role of Senior Vice President of Finance at Provident Trust Group for over two years and as Vice President of Finance and Operations at WorldDoc, Inc. where she also served as a director. Ms. Love obtained her Bachelor of Business Administration (BBA) in Accounting from University of Nevada, Las Vegas and carries the CPA designation.

Aside from that provided above, Ms. Love does not hold and has not held over the past five years any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

Bryan Huber, Chief Information Officer, Mr. Huber has over 13 years of experience in the design-build construction and energy industries. He has extensive experience and specialization with sustainable energy design and implementation, sustainable building design and construction, energy efficiency program design and development, renewable energy design and integration, project management, quality assurance, and project commissioning. In addition, Bryan brings with him a core competency within renewable energy Independent Power Producer deal structuring, design, forecasting, financial modeling, incentive monetization, project financing, and deployment. As a Co-Founder of CleanSpark, Bryan continues to be integrally involved in technology development management, refinement, implementation, and operation of CleanSpark’s Energy Operating Platform.

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

Amanda Kabak is an experienced technology professional. Before joining us, Ms. Kabak was a managing consultant for 10th Magnitude and she worked there from July 2016 to July 2017. From April to June of 2016, she worked as Sr. Software Engineer for Uptake and from 2013 to February 2016 she worked as Sr. Software Architect for OptiRTC, Inc.

Aside from that provided above, Ms. Kabak does not hold and has not held over the past five years any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

Anthony Vastola, Chief Operations Officer, has served as the Company’s Senior Vice President of Projects since 2018. Mr. Vastola was initially hired in 2014 as the Estimation and Installation Manager integrating CleanSpark’s first microgrids. He has also been the Responsible Managing Employee (RME) acting as the company’s qualifying individual for their contractor’s license since 2014. In 2016, Mr. Vastola was named the Director of Operations and in 2018 he was promoted to Senior Vice President of Project before taking the role of Chief Strategic Officer and then Chief Financial Officer in 2019 where he took on a larger role managing the overall throughput of the company’s major processes. Prior to CleanSpark, he supported multiple electrical contracting companies in Southern California.

Aside from that provided above, Mr. Vastola does not hold and has not held over the past five years any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

S. Matthew Schultz, Chairman and Director, served as the Company’s Chief Executive Officer from 2014 through October 2019 and has been involved in many capacities with several publicly traded companies. He served as the President and CEO of Amerigo Energy, Inc., creating multiple syndicated offerings of developmental oil production programs, as well as overseeing the operations from permitting through production. Since 1999, he has assisted numerous development and early stage companies to secure financing and experience significant growth. As the President of Wexford Capital Ventures, Inc., he was instrumental in funding companies both domestically and abroad. While serving as the Chairman of Pali Financial Group, Inc., he assisted in market development of dozens of public corporations. He was a founding member and the Vice President of the Utah Consumer Lending Association. A native of Lander, WY, he studied management and finance at Weber State University.

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

Mr. McNeill is qualified to serve on our Board of Directors because of his experience and knowledge in business management and financing.

Dr. Thomas L. Wood, has over 33 years of highly successful experience in positions of increasing responsibility in planning and operations, policy development/implementation, construction management, defense acquisition, budgeting and programming, and managing large projects and programs. Dr. Wood previously served in the U.S. Navy rising to the role of Deputy Operations for the Navy’s Pacific Engineering Command in which he was responsible for ensuring the successful execution through nine field offices of nearly $1 billion annually in construction and services contracts. After leaving the U.S. Navy, Dr. Wood served as a Subject Matter Expert (SME) supporting the U.S. Pacific Command (USPACOM) Joint Interagency Coordination Group (JIACG) as a Sr. Military Analyst and continued as a civil servant in senior roles thereafter. Dr. Wood graduated from Union College with a bachelor’s degree in Civil Engineering and master’s degree in Civil Engineering from University of Maryland, College Park. Dr. Wood then obtained a Doctor of Business Administration degree from Argosy University, Honolulu.. Dr. Wood will serve as a member of the Board until his successor is elected and qualified, or until his earlier death, resignation, or removal.

Mr. Wood is qualified to serve on our Board of Directors because of his experience and knowledge in business management and financing.

Roger P. Beynon, is an experienced CPA and owner of Beynon & Associates, a public accounting firm that has been in operation for over 34 years. Mr. Beynon has provided accounting and tax services to businesses since 1984. Mr. Beynon is a Certified Public Accountant (CPA) and Certified Fraud Examiner (CFE) and is a past president of the Utah Association of CPA's.  Mr. Beynon is currently the chairman of the board of directors of Transwest Credit Union. Mr. Beynon is a graduate from Weber State College in 1972 with a bachelor degree in accounting and a minor in banking and finance. Mr. Beynon will serve as a member of the Board until his successor is elected and qualified, or until his earlier death, resignation, or removal.

Mr. Beynon is qualified to serve on our Board of Directors because of his experience and knowledge in public company reporting and accounting.

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

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to the Chairman of our Board of Directors, S. Matthew Schultz, at the address appearing on the first page of this annual report.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of the Company’s knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended September 30, 2019, the following persons have not filed on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended September 30, 2019:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
S. Matthew Schultz, Chairman and Director	0	0	0
Zachary Bradford, Chief Executive Officer	0	0	0
Bryan Huber, CIO	0	0	0
Larry McNeill, Director	0	0	0
Amanda Kabak, Chief Technology Officer	1	1	1
Anthony Vastola, Chief Operating Officer	0	0	0
Dr. Thomas L. Wood, Director	1	1	0
Roger P. Beynon, Director	0	0	0
Lori Love, Chief Financial Officer	0	0	0

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller. We will provide, at no cost, a copy of the Code of Ethics to any shareholder upon receiving a written request sent to the Company’s address shown on Page 1 of this report.

Item 11. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended September 30, 2019 and 2018.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
S. Matthew Schultz	2018	-	2,527	-	-	-	123,114	68,886	194,527
Former CEO	2019	-	193,437	-	-	-	-	237,000	430,437
Zachary Bradford	2018	-	2,527	-	-	-	87,746	104,254	194,527
CEO, Former CFO	2019	-	193,437	-	-	-	-	237,000	430,437
Bryan Huber	2018	-	52,527	-	951,797	-	19,604	108,481	1,132,409
CIO, former COO	2019	-	2,432	-	496,590	-	-	168,769	667,791
Amanda Kabak	2018	-	-	-	-	-	-	-	-
CTO	2019	183,437	25,000	-	100,000	-	-	-	308,437
Anthony Vastola	2018	-	-	-	-	-	-	-	-
COO, Former CSO	2019	161,506	17,208	-	170,000	-	-	-	348,714
Lori Love	2018	-	-	-	-	-	-	-	-
CFO	2019	-	-	-	-	-	-	-	-

Narrative Disclosure to the Summary Compensation Table

Matthew Schultz- Chairman and Director and former Chief Executive Officer

The Company had a consulting agreement with Matthew Schultz, our former Chief Executive Officer, for management services. In accordance with this agreement, as amended, Mr. Schultz provides services to us in exchange for $20,000 in compensation for services plus a $1,000 medical insurance stipend, each month plus a bonus of 0.5% of gross revenue and additional bonuses as the board authorizes. The Company also agreed to reimburse Mr. Schultz for expenses incurred. The term of the agreement is one year and automatically renews until cancelled by either party. During the year ended September 30, 2019 and 2018, Mr. Schultz earned $237,000 in base compensation plus bonus grants of $193,437 and $194,527 in base compensation plus bonus grants of $2,537, respectively, in accordance with this agreement. During the year ended September 30, 2018, Mr. Schultz allowed the Company to defer $123,114 as accrued compensation. The Company owed Mr. Schultz $0 and $123,796 in deferred compensation and reimbursable expenses as of September 30, 2019 and 2018, respectively. Deferred compensation is reported under due to related parties in the consolidated balance sheets. The agreement was terminated in October of 2019 when Mr. Schultz accepted the position of Chairman of the board.

Zachary Bradford –Chief Executive Officer and Director and former Chief Financial Officer

The Company had a consulting agreement with ZRB Holdings, Inc, an entity wholly owned by Zachary Bradford, our Chief Executive Officer, director and former Chief Financial Officer, for management services. In accordance with this agreement, as amended, Mr. Bradford provided services to us in exchange for $20,000 in compensation for services plus a $1,000 medical insurance stipend, each month plus a bonus of 0.5% of gross revenue and additional bonuses as the board authorizes. The Company has also agreed to reimburse Mr. Bradford for expenses incurred. The term of the agreement is one year and automatically renews until cancelled by either party. During the years ended September 30, 2019 and 2018, Mr. Bradford earned $237,000 in base compensation plus bonus grants of $193,437 and $194,527 in base compensation plus bonus grants of $2,537, respectively, in accordance with this agreement. During the year ended September 30, 2018, Mr. Bradford allowed the Company to defer $87,746 as accrued compensation. The Company owed Mr. Bradford $0 and $89,351 in deferred compensation and reimbursable expenses as of September 30, 2019 and 2018, respectively. Deferred compensation is reported under due to related parties in the consolidated balance sheets. The agreement was terminated in October of 2019 when Mr. Bradford accepted the position of Chief Executive Officer and accepted the associated employment agreement.

Bryan Huber – Chief Innovation Officer and former Director and former Chief Operating Officer

The Company has a consulting agreement with Bryan Huber, our Chief Innovation Officer and former director, for management services. In accordance with the original agreement, Mr. Huber provided services to us in exchange for $117,000 in compensation for services plus a $500 medical insurance stipend and a bonus of 0.5% of gross revenue. On August 28, 2018, the Company replaced the original agreement with an agreement with Zero Positive, LLC an entity controlled by Mr. Huber. In accordance with this agreement with Zero Positive, LLC, Mr. Huber agrees to provide services through to the Company in exchange for $160,000 in annual compensation plus a $500 medical insurance stipend and a bonus of 0.5% of gross revenue. Under the agreement Mr. Huber was also granted a one-time bonus of $50,000, payment of which will be deferred until the Company completes a qualified financing that exceeds three-million dollars or average monthly revenues of the Company exceed one-million dollars for three months. The Company has also agreed to reimburse Zero Positive, LLC for expenses incurred. The term of the agreement is one year and automatically renews until cancelled by either party. On September 30, 2019, the Company increased the amount of annual compensation to $180,000. During the year ended September 30, 2019 and 2018, Mr. Huber and Zero positive earned $171,202 and $180,612, respectively, in accordance with this agreement. During the year ended September 30, 2019, Mr. Huber allowed the Company to defer $58,604 as accrued compensation. The Company owed Mr. Huber $58,604 and $73,625 in deferred compensation and reimbursable expenses as of September 30, 2019 and 2018, respectively. Deferred compensation is reported under due to related parties.

On September 28, 2018, in connection with the Consulting agreement executed with Zero Positive, LLC Company issued warrants to purchase 90,000 shares of common stock at an exercise price of $0.80 per share to Zero Positive. The warrants were valued at $2,607,096 using the Black Scholes option pricing model based upon the following assumptions: term of 10 years, risk free interest rate of 3.05%, a dividend yield of 0% and volatility rate of 191%. The warrants vest as follows: 30,000 vested immediately, the balance vest evenly on the last day of each month over the forty-two months beginning August 31, 2018. As of September 30, 2019, 50,000 warrants had vested, and the Company recorded an expense of $496,590 during the year ended September 30, 2019.

Amanda Kabak – Chief Technology Officer

On February 8, 2019 the Company entered into an employment agreement whereas Ms. Kabak was promoted to Chief Technology Officer. Under this agreement, Ms. Kabak is compensated by a base salary of $190,000 per year and $100,000 shares of our stock for each annual period she is with the company. A portion of the options vest each month and are exercisable at market price. During the year ended September 30, 2019, Ms. Kabak earned $183,437 in annual compensation plus a bonus of $25,000.

Anthony Vastola – Chief Operations Officer

On October 7, 2019, Mr. Anthony Vastola, previous Chief Strategy Officer (CSO), was appointed as COO. In accordance with with his agreement, Mr. Vastola is compensated by a base salary of $160,000 per year, $100,000 in stock options, and a bonus of 0.5% of gross revenue. During the year ended September 30, 2019, Mr. Vastola earned $161,506 plus a bonus of $17,208.

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

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of September 30, 2019.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
S. Matthew Schultz	-	-	-	-	-	-	-	-	-
Zachary Bradford	-	-	-	-	-	-	-	-	-
Bryan Huber	48,572	41,429	-	$8.00	08/28/2028	-	-	-	-
Amanda Kabak	10,896	0		Varies	Varies	0	0	0	0
Anthony Vastola	10,846	0		Varies	Varies	0	0	0	0
Lori Love	0	25,000		$8.50	09/30/2024	0	0	0	0

Director Compensation

The table below summarizes all compensation of our directors for the year ended September 30, 2019.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Larry McNeill	$55,000	-	-	-	-	-	$55,000

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of December 13, 2019 the number and percentage of the 4,770,718 shares of outstanding common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Except as otherwise indicated, the address of each of the persons named in the table below is c/o CleanSpark, Inc., 70 North Main Street, Ste. 105 Bountiful, Utah 84010.

Name of Beneficial Owner	Number of Shares of Par Value $0.001 Common Stock Beneficially Owned	Percentage of Class
5% or Greater Stockholders

Bruce Lybbert 1366 Skyline Dr. Bountiful, UT 84010	288,619(1)	6.0%

Directors and named executive officers
S. Matthew Schultz	570,996(2)	12.0%
Zachary Bradford	360,863(3)	7.6%
Larry McNeill	188,071(4)	3.9%
Bryan Huber	92,349(5)	1.9%
Amanda Kabak	10,896(6)	0.2%
Anthony Vastola	13,346(7)	0.3%
Lori Love	25,000(8)	0.5%
Dr. Thomas L. Wood	45,196(9)	0.9%
Roger P. Beynon	-	0%
All Officers and Directors as a Group (4 Persons)	1,306,717	27.9%

* Less than 1%

(1)	Includes 96,119 shares of common stock held in his name, 192,500 shares of common stock held by Jacque Lybbert, Mr. Lybbert’s spouse.
(2)	Includes 480,000 shares of common stock held in the S M Schultz IRRV TR to which Mr. Schultz is the beneficial owner, 25,000 shares of common stock held in his name and 40,996 shares of common stock held by his spouse.
(3)	Includes 323,863 shares of common stock held in ZRB Holdings Inc. in which Mr. Bradford is the beneficial owner, 12,000 shares of common stock held in BlueChip Advisors LLC in which Mr. Bradford shares beneficial ownership and warrants to purchase 25,000 shares of common stock.
(4)	Includes 48,936 shares of common stock held in his name, 71,635 shares of common stock held in his Roth IRA, and warrants to purchase 50,000 shares of common stock.
(5)	Includes 2,349 shares of common stock held in his name and warrants to purchase 90,000 shares of common stock.
(6)	Includes 10,896 options to purchase common stock.
(7)	Includes 2,500 shares of common stock held in his name and 10,846 options to purchase common stock.
(8)	Includes 25,000 options to purchase common stock.
(9)	Includes 45,196 shares of common stock held in the name of his spouse

The following table sets forth as of December 13, 2019 the number and percentage of the 1,750,000 shares of outstanding Series A Preferred Stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding shares of Series A Preferred Stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Except as otherwise indicated, the address of each of the persons named in the table below is c/o CleanSpark, Inc., 70 North Main Street, Ste. 105 Bountiful, Utah 84010.

Name of Beneficial Owner	Number of Shares of Par Value $0.001 Series A Preferred Stock Beneficially Owned	Percentage of Class
5% or Greater Stockholders
Bruce Lybbert	250,000	14.29%
Directors and named executive officers
S. Matthew Schultz	500,000	28.57%
Zachary Bradford	500,000	28.57%
Bryan Huber	—	0%
Larry McNeill	500,000	28.57%
Amanda Kabak	—	0%
Anthony Vastola	—	0%
Dr. Thomas Wood	—	0%
Roger Beynon	—	0%
Lori Love	—	0%
All Officers and Directors as a Group (5 Persons)	1,750,000	100%

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as provided below and in “Executive Compensation” set forth above, for the past two fiscal years there have not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a participant in which the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years ($191,742), and in which any director, executive officer, holder of 5% or more of any class of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

Zach Bradford, Chief Executive Officer, President, and Director

During the year ended September 30, 2018, the Company executed eleven 15% promissory notes with a total face value of $189,690 with Zachary Bradford, its President and former Chief Financial Officer. Under the terms of the promissory notes the Company received $189,690 and agreed to repay the notes on demand. As of September 30, 2018, Company owed $189,690 in principal and $10,733 in accrued interest under the terms of the agreement. The Company executed two additional 15% promissory notes with a total face value of $25,030 during the quarter ended December 31, 2018. On January 3, 2019, the Company settled all obligations under the notes through the payment of all outstanding principal and interest then outstanding.

Larry McNeil, Director

During the year ended September 30, 2018, the Company executed eight 15% promissory notes with a total face value of $163,100 with Larry McNeill, a Director of the Company. Under the terms of the promissory notes the Company received $163,100 and agreed to repay the note on demand. As of September 30, 2018, Company owed $163,100 in principal and $6,562 in accrued interest under the terms of the agreement. The Company executed one additional 15% promissory note with a total face value of $50,000 during the quarter ended December 31, 2018. On December 31, 2018, the Company settled all remaining obligations under the note through the payment of all outstanding principal and interest then outstanding.

Item 14. Principal Accounting Fees and Services

Below is the table of Audit and audit-related Fees billed by our auditors in connection with the audits of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended September 30	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2019	$101,099	$0	$0	$0
2018	$23,000	$0	$0	$0

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K. Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated January 22, 2019, incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 24, 2019.
2.2	Amendment, dated December 27, 2018, incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 28, 2018.
3.1	Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10-12G, filed with the Securities and Exchange Commission on November 17, 2008.
3.2	Amendment to Articles of Incorporation, incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10-12G, filed with the Securities and Exchange Commission on November 17, 2008.
3.3	Bylaws, incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form 10-12G, filed with the Securities and Exchange Commission on November 17, 2008.
3.4	Amended Bylaws, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 12, 2013.
3.5	Certificate of Change, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 26, 2013.
3.6	Articles of Merger, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 1, 2014.
3.7	Certificate of Change, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 12, 2015.
3.8	Certificate of Amendment and Certificate of Designation, incorporated by reference to Exhibits 3.1 and 3.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 16, 2015.
3.9	Certificate of Change, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 13, 2015.
3.10	Articles of Merger, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 14, 2016.
3.11	Amendment to Certificate of Designation, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 9, 2019.
3.12	Certificate of Designation, dated April 16, 2019, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 18, 2019.
4.1	Form of Senior Secured Redeemable Convertible Promissory Note dated April 17, 2019 issued to the Investor, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 18, 2019.
4.2	Form of Common Stock Purchase Warrant dated April 17, 2019 issued to the Investor, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 18, 2019.
4.3	Form of Senior Secured Redeemable Convertible Debenture dated December 31, 2018 issued to the Investor, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 31, 2018.
4.4	Form of Common Stock Purchase Agreement dated December 31, 2018 issued to the Investor, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 31, 2018.

10.1	Memorandum of Understanding, dated as of November 5, 2019, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 12, 2019.
10.2	Securities Purchase Agreement, dated as of November 6, 2019, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 12, 2019.
10.3	Employment Agreement with Zach Bradford, dated as of October 7, 2019, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 9, 2019.
10.4	Employment Offer Letter with Lori Love, effective as of October 7, 2019, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 9, 2019.
10.5	Form of Purchase Agreement dated April 17, 2019 between the Company and the Investor, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 18, 2019.
10.6	Form of Voting Agreement dated April 17, 2019 between the Company and shareholders holding 51% of the voting power of the Company, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 18, 2019.
10.7	IP Security Agreement dated April 17, 2019, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 18, 2019.
10.8	Amended Employment Agreement for S. Matthew Shultz dated February 8, 2019, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 14, 2019.
10.9	Amended Employment Agreement for Zachary Bradford dated February 8, 2019, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 14, 2019.
10.10	Employment Agreement for Amanda Kabak dated February 8, 2019, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 8, 2019.
10.11	Termination of Asset Purchase Agreement, dated January 22, 2019, incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 24, 2019.
10.12	Non-Competition and Non-Solicitation Agreement, dated January 22, 2019, incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 24, 2019.
10.13	Indemnity Agreement, dated January 22, 2019, incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 24, 2019.
10.14	Contract Manufacturing Agreement, dated January 22, 2019, incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 24, 2019.
10.15	Form of Securities Purchase Agreement dated December 31, 2018 between Gopher Protocol Inc. and the Investor, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 31, 2018.
10.16	Form of IP Security Agreement dated December 31, 2018 between CleanSpark, Inc. and the Investor, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 31, 2018.
10.17	Agreement, dated October 2, 2018, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 5, 2018.
23.1*	Consent of MaloneBailey
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Annual Report on Form 10-K for the year ended September 30, 2018 formatted in Extensible Business Reporting Language (XBRL).

* Filed herewith

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CleanSpark Inc.

By:	/s/ Zachary Bradford
Zachary Bradford Chief Executive Officer, Principal Executive Officer and Director
December 16, 2019

By:	/s/ Lori Love
Lori Love Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer
December 16, 2019

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Zachary Bradford
Zachary Bradford Chief Executive Officer, Principal Executive Officer and Director
December 16, 2019
By:	/s/ Lori Love
Lori Love Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer
December 16, 2019

By:	/s/ S. Matthew Schultz
S. Matthew Schultz Chairman and Director
December 16, 2019

By:	/s/ Larry McNeill
Larry McNeill Director
December 16, 2019

By:	/s/ Roger Beyon
Roger Beyon Director
December 16, 2019

By:	/s/ Dr. Thomas Wood
Dr. Thomas Wood Director
December 16, 2019

