Form 10-Q
period 2019-12-31
CLEANSPARK, INC.
filed 2020-02-10
CIK 827876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2019

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: 000-53498

CleanSpark, Inc.

(Exact name of Registrant as specified in its charter)

Nevada	87-0449945
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1185 S. 1800 W., Suite 3 Woods Cross, Utah 84087
(Address of principal executive offices)

(702) 941-8047
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

Yes [ ] No [X]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 4,863,911 shares as of February 7, 2019

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of December 31, 2019 and September 30, 2019 (unaudited);

F-2	Consolidated Statements of Operations for the three months ended December 31, 2019 and 2018 (unaudited);

F-3	Consolidated Statements of Stockholders’ Equity for the three months ended December 31, 2019 and 2018 (unaudited);

F-4	Consolidated Statements of Cash Flows for the three months ended December 31, 2019 and 2018 (unaudited);

F-5	Notes to Consolidated Financial Statements (unaudited).

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended December 31, 2019 are not necessarily indicative of the results that can be expected for the full year.

3

CLEANSPARK, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31, 2019	September 30, 2019
ASSETS
Current assets
Cash	$6,376,557	$7,838,857
Accounts receivable	707,506	777,716
Contract assets	28,517	57,077
Inventory	145,932	—
Prepaid expense and other current assets	608,275	1,210,395
Derivative asset	2,266,654	—
Investment in equity security	462,000	—
Investment in available for sale debt security, at fair value	425,700	—
Total current assets	11,021,141	9,884,045

Fixed assets, net	140,855	145,070
Operating lease right of use asset	74,549	—
Capitalized Software, net	1,015,911	1,055,197
Intangible assets, net	6,816,967	7,430,082
Goodwill	4,919,858	4,919,858

Total assets	$23,989,281	$23,434,252

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$1,069,807	$848,756
Contract liabilities	610,834	499,401
Convertible notes, net of unamortized discounts	623,905	—
Due to related parties	70,000	86,966
Lease liability	74,789	—
Loans payable, net of unamortized discounts	—	67,467
Total current liabilities	2,449,335	1, 502,590

Long- term liabilities
Convertible notes, net of unamortized discounts	3,784,590	2,896,321
Loans payable	150,000	150,000

Total liabilities	6,383,925	4,548,911

Stockholders' equity
Common stock; $0.001 par value; 100,000,000 shares authorized;
4,868,911 and 4,679,018 shares issued and outstanding as of December 31, 2019 and September 30, 2019, respectively	4,869	4,679
Preferred stock; $0.001 par value; 10,000,000 shares authorized;
1,750,000 and 1,000,000 Series A shares issued and outstanding as of December 31, 2019 and September 30, 2019, respectively	1,750	1,000
0 and 0 Series B shares issued and outstanding as of December 31, 2019 and September 30, 2019, respectively	—	—
Additional paid-in capital	112,571,454	111,936,125
Accumulated earnings (deficit)	(94,972,717)	(93,056,463)
Total stockholders' equity	17,605,356	18,885,341

Total liabilities and stockholders' equity	$23,989,281	$23,434,252

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEANSPARK, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	December 31, 2019	December 31, 2018

Revenues, net	$976,824	$262,907

Cost of revenues	882,721	223,326

Gross profit	94,103	39,581

Operating expenses
Professional fees	1,516,587	1,016,007
Payroll expenses	711,539	160,351
Product development	—	348,660
General and administrative expenses	230,661	96,989
Depreciation and amortization	626,777	157,483
Total operating expenses	3,085,564	1,779,490

Loss from operations	(2,991,461)	(1,739,909)

Other income (expense)
Loss on settlement of debt	—	(26,225)
Unrealized gain on equity security	368,868	—
Gain on derivative asset	2,266,654	—
Interest expense	(1,560,315)	(517,417)
Total other income (expense)	1,075,207	(543,642)

Net loss	$(1,916,254)	$(2,283,551)

Loss per common share - basic and diluted	$(0.40)	$(0.63)

Weighted average common shares outstanding - basic and diluted	4,781,075	3,652,823

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEANSPARK, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

For the Three months Ended December 31, 2019
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balance, September 30, 2019	1,000,000	$1,000	4,679,018	$4,679	$111,936,125	$(93,056,463)	$18,885,341
Shares issued for services	750,000	750	2,000	2	33,348	—	34,100
Options and warrants issued for services	—	—	—	—	602,169	—	602,169
Shares issued upon conversion of debt and accrued interest	—	—	187,100	187	(187)	—	—
Rounding shares issued for stock split	—	—	793	1	(1)	—	—
Net loss	—	—	—	—	—	(1,916,254)	(1,916,254)
Balance, December 31, 2019	1,750,000	1,750	4,868,911	4,869	112,571,454	(94,972,717)	17,605,356

For the Three months Ended December 31, 2018
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balance, September 30, 2018	1,000,000	$1,000	3,611,645	$3,612	$82,990,994	$(66,939,531)	$16,056,075
Shares issued for services	—	—	12,000	12	271,719	—	271,731
Options and warrants issued for services	—	—	—	—	377,475	—	377,475
Shares issued upon exercise of warrants	—	—	300	—	1,089	—	1,089
Beneficial conversion feature and shares and warrants issued with convertible debt	—	—	10,000	10	4,994,990	—	4,995,000
Shares issued for direct investment	—	—	45,225	45	361,755	—	361,800
Shares issued for settlement of debt	—	—	2,500	3	51,222	—	51,225
Commitment shares returned and cancelled	—	—	(13,750)	(14)	14	—	—
Net loss	—	—	—	—	—	(2,283,551)	(2,283,551)
Balance, December 31, 2018	1,000,000	1,000	3,667,920	3,668	89,049,258	(69,223,082)	19,830,844

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEANSPARK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	December 31, 2019	December 31, 2018
Cash Flows from Operating Activities
Net loss	(1,916,254)	$(2,283,551)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	636,269	627,955
Unrealized gain on equity security	(368,868)	—
Amortization of operating right of use asset	10,731
Depreciation and amortization	626,777	157,483
Amortization of capitalized software	39,286	348,660
Amortization of debt premium	(18,832)
Loss on settlement of debt	—	26,225
Gain on derivative asset	(2,266,654)	—
Amortization of debt discount	1,512,174	466,341
Changes in assets and liabilities
Decrease in prepaid expenses and other current assets	602,120	22,157
Decrease in contract assets	28,560	52,439
Increase in contract liabilities	111,433	—
(Increase) decrease in accounts receivable	70,210	(114,485)
Increase in accounts payable	221,051	252,971
Decrease in lease liability	(10,491)	—
Increase in inventory	(145,932)	—
Decrease in due to related parties	(16,966)	(222,639)
Net cash used in operating activities	(885,386)	(666,444)

Cash Flows from investing
Purchase of fixed assets	(9,447)	(2,928)
Investment in capitalized software	—	(117,772)
Investment in debt and equity securities	(500,000)	—
Net cash used in investing activities	(509,447)	(120,700)

Cash Flows from Financing Activities
Payments on promissory notes	(67,467)	(222,725)
Proceeds from related party debts	—	75,030
Payments on related party debts	—	(213,100)
Proceeds from convertible debt, net of issuance costs	—	4,995,000
Proceeds from exercise of warrants	—	1,089
Proceeds from issuance of common stock	—	361,801
Net cash from financing activities	(67,467)	4,997,095

Net increase (decrease) in Cash	(1,462,300)	4,209,951

Cash, beginning of period	7,838,857	412,777

Cash, end of period	$6,376,557	$4,622,728

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$49,750
Cash paid for tax	$—	$—

Non-Cash investing and financing transactions
Day one recognition of right of use asset and liability	$85,280	$—
Shares issued as collateral returned to treasury	$—	$138
Stock issued to promissory notes	$—	$51,225
Debt discount on convertible debt	$—	$4,995,000
Option expense capitalized as software development costs	$—	$21,250

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

On December 10, 2019, the Financial Industry Regulatory Authority (“FINRA”) approved the Company’s 1:10 reverse stock split of the Company’s common stock. The reverse stock split took effect on December 11, 2019. Unless otherwise noted, impacted amounts and share information in this report and included in the financial statements and notes thereto as of and for the period ended December 31, 2019 and September 30, 2019, have been adjusted for the stock split as if such stock split occurred on the first day of the first period presented.

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

The Company has incurred losses for the past several years while developing infrastructure and its software platforms. As shown in the accompanying unaudited consolidated financial statements, the Company incurred net losses of $1,916,254 during the three months ended December 31, 2019. In response to these conditions and to ensure the Company has sufficient capital for ongoing operations for a minimum of 12 months we have raised additional capital through the sale of debt and equity securities pursuant to a registration statement on Form S-3. (See Note 8 for additional details.) As of December 31, 2019, the Company had working capital of approximately $8,571,806.

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

Revenue Recognition – Upon adoption of ASC Topic 606, the Company revised its accounting policy on revenue recognition from the policy provided in the Notes to Consolidated Financial Statements included in our September 30, 2019 10-K. The revised accounting policy on revenue recognition is provided below. The Company accounts for revenue contracts with customers through the following steps:

•	Identification of the contract, or contracts, with a customer

•	Identification of the performance obligations in the contract

•	Determination of the transaction price

•	Allocation of the transaction price to the performance obligations in the contract

•	Recognition of revenue when, or as, the Company satisfies a performance obligation

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

Contract assets represent revenue recognized in excess of amounts billed and include unbilled receivables (typically for cost reimbursable contracts) of $0 and contract work in progress (typically for fixed-price contracts) of $28,517 and $57,077 as of December 31, 2019 and September 30, 2019, respectively. Unbilled receivables, which represent an unconditional right to payment subject only to the passage of time, are reclassified to accounts receivable when they are billed under the terms of the contract. Advances that are payments on account of contract assets of $0 and $0 as of December 31, 2019 and September 30, 2019, respectively, have been deducted from contract assets. Contract liabilities represent amounts billed to clients in excess of revenue recognized to date. The Company recorded $610,834 and $499,401 in contract liabilities as of December 31, 2019 and September 30, 2019, respectively.

Revenues from software

The Company derives its revenue from subscription fees from customers for access to its mVSO platform. The Company’s policy is to exclude sales and other indirect taxes when measuring the transaction price of its subscription agreements.

The Company’s subscription agreements generally have monthly or annual contractual terms. Revenue is recognized ratably over the related contractual term beginning on the date that the platform is made available to a customer. Access to the platform represents a series of distinct services as the Company continually provides access to, and fulfills its obligation to the end customer over the subscription term. The series of distinct services represents a single performance obligation that is satisfied over time.

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

For the three months ended December 31, 2019 and 2018, the Company reported revenues of $976,824 and $262,907, respectively.

Cash and cash equivalents – For purposes of the statements of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. There was $6,376,557 and $7,838,857 in cash and no cash equivalents as of December 31, 2019 and September 30, 2019, respectively.

Accounts receivable - is comprised of uncollateralized customer obligations due under normal trade terms. The Company performs ongoing credit evaluation of its customers and management closely monitors outstanding receivables based on factors surrounding the credit risk of specific customers, historical trends, and other information. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded. Accounts receivable are presented net of an allowance for doubtful accounts of $254,570 and $254,570  at December 30, 2019, and September 30, 2019, respectively.

Retention receivable is the amount withheld by a customer until a contract is completed. Retention receivables of $102,206 and $159,989 were included in the balance of trade accounts receivable as of December 31, 2019 and September 30, 2019, respectively.

Inventory – All inventory consists of finished goods and are valued based upon first-in first-out ("FIFO") cost, not in excess of net realizable value. The determination of whether the carrying amount of inventory requires a write-down is based on an evaluation of inventory for slow moving and obsolete items.

Investment securities - Investment securities include debt securities and equity securities. Debt securities are classified  as available for sale (“AFS”) and are reported as an asset in the Consolidated Balance Sheet at their estimated fair value. As the fair values of AFS debt securities change, the changes are reported net of income tax as an element of OCI, except for other-than-temporarily-impaired securities. When AFS debt securities are sold, the unrealized gains or losses are reclassified from OCI to non-interest income. Securities classified as AFS are securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as AFS would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company’s assets and liabilities, liquidity needs, decline in credit quality, and regulatory capital considerations.

Interest income is recognized based on the coupon rate and increased by accretion of discounts earned or decreased by the amortization of premiums paid over the contractual life of the security.

For individual debt securities where the Company either intends to sell the security or more likely than not will not recover all of its amortized cost, the OTTI is recognized in earnings equal to the entire difference between the security's cost basis and its fair value at the balance sheet date. For individual debt securities for which a credit loss has been recognized in earnings, interest accruals and amortization and accretion of premiums and discounts are suspended when the credit loss is recognized. Interest received after accruals have been suspended is recognized in income on a cash basis.

Our accounting for our investment in equity securities is based on fair value accounting with unrealized gains or losses resulting from changes in fair value reflected as investment gains or losses in our consolidated statement of operations.

Concentration Risk

At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of FDIC limits. As of December 31, 2019, the cash balance in excess of the FDIC limits was $6,126,557. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in these accounts. The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue. (See Note 14 for details.)

Warranty Liability – The Company establishes warranty liability reserves to provide for estimated future expenses as a result of installation and product defects, product recalls and litigation incidental to the Company’s business. Liability estimates are determined based on management’s judgment, considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, consultations with third party experts such as engineers, and discussions with the Company’s general counsel and outside counsel retained to handle specific product liability cases. The Company’s manufacturers and service providers currently provide substantial warranties between ten to twenty-five years with full reimbursement to replace and install replacement parts. Warranty costs and associated liabilities were $0 and $0 at December 31, 2019 and September 30, 2019, respectively.

Stock-based compensation – The Company follows the guidelines in FASB Codification Topic ASC 718-10 “Compensation-Stock Compensation,” which requires companies to measure the cost of employee and non-employee services  received in exchange for an award of an equity instrument based on the grant-date fair value of the award. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period. The Company may issue compensatory shares for services including, but not limited to, executive, management, accounting, operations, corporate communication, financial and administrative consulting services.

Earnings (loss) per share – The Company reports earnings (loss) per share in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 260-10 “Earnings Per Share,” which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average common shares outstanding the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. As of December 31, 2019, there are 5,645,096 shares issuable upon exercise of outstanding options, warrants and convertible debt which have been excluded as anti-dilutive.

Fair value of financial instruments and derivative asset –The carrying value of cash, accounts payable and accrued expenses, and debt (See Notes 8 & 9) approximate their fair values because of the short-term nature of these instruments. Management believes the Company is not exposed to significant interest or credit risks arising from these financial instruments. The carrying amount of the Company’s long-term convertible debt is also stated at fair value of $10,900,000 since the stated rate of interest approximates market rates.

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

The following table presents the Company’s financial instruments that are measured and recorded at fair value on the Company’s balance sheets on a recurring basis, and their level within the fair value hierarchy as of December 31, 2019:

	Amount	Level 1	Level 2	Level 3
Derivative asset	$2,266,654	$—	$—	$2,266,654
Investment in equity security	462,000	462,000
Investment debt security	425,700	425,700
Total	$3,154,354	$887,700	$—	$2,266,654

Reclassifications – Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations or net assets of the Company.

Recently issued accounting pronouncements

In June 2018, the FASB issued ASU 2018-07, "Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting," which modifies the accounting for share-based payment awards issued to nonemployees to largely align it with the accounting for share-based payment awards issued to employees. ASU 2018-07 is effective for us for annual periods beginning October 1, 2019. The new standard did not have a material impact on the Company’s results of operations or cash flows.

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

In February 2016, the FASB issued guidance within ASU 2016-02, Leases. The amendments in ASU 2016-02 to Topic 842, Leases, require lessees to recognize the lease assets and lease liabilities arising from operating leases in the statement of financial position. The accounting applied by a lessor is largely unchanged from that applied under previous GAAP. The Company adopted the amendments to Topic 842 on October 1, 2019 using the modified retrospective approach. The Company elected the transition option issued under ASU 2018-11, Leases (Topic 842) Targeted Improvements, which allows entities to continue to apply the legacy guidance in ASC 840, Leases, to prior periods, including disclosure requirements. Accordingly, prior period financial results and disclosures have not been adjusted. The Company also elected to apply the package of practical expedients permitting entities to forgo reassessment of: 1) expired or existing contracts that may contain leases;

2) lease classification of expired or existing leases; and 3) initial direct costs for any existing leases. The Company has also elected to apply the short term lease measurement and recognition exemption to leases with an initial term of 12 months or less. The most significant impact of the new standard on the Company’s Consolidated Financial Statements was the recognition of a right of use asset and lease liability for operating leases for which the Company is the lessee. Upon adoption of this guidance, on October 1, 2019, the Company recorded a Right of use asset and corresponding lease liability of $85,280 and $85,280, respectively, on the Consolidated Balance Sheet. No cumulative effect adjustment to retained earnings resulted from adoption of this guidance. The new standard did not have a material impact on the Company’s results of operations or cash flows.

The Company has evaluated all other recent accounting pronouncements, and believes that none of them will have a material effect on the Company's financial position, results of operations or cash flows.

3. INVESTMENT IN INTERNATIONAL LAND ALLIANCE

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

Pursuant to the terms of the SPA, ILAL sold, and the Company purchased 1,000 shares of Series B Preferred Stock (the “Preferred Stock”) of ILAL for an aggregate purchase price of US $500,000 (the “Stock Transaction”), less certain expenses and fees. The Series B Preferred Stock will accrue cumulative in kind accruals at a rate of 12% per annum and shall increase by 10% per annum upon the occurrence of any trigger event. ILAL may redeem by paying in cash within 9 months from the issuance date. The Preferred Stock becomes convertible into common stock after 9 months or when certain triggering events occur. In the event of a conversion of any shares of the Preferred Stock, the number of conversion shares is equal to the face value of the Preferred Stock divided by the applicable Conversion Price (defined at 65% of the 5 lowest individual daily volume weighted average prices of the Common Stock from issuance to conversion less $0.05 per share, but no less than the Floor Price ($0.01). While the Preferred Stock is outstanding if triggering events occur, the Conversion Pate may be decreased by 10% and the accrual rate increased by 10% for each triggering event.

The Preferred Stock is recorded as an AFS debt security and is reported at its estimated fair value as of December 31, 2019. As of December 31, 2019, the Company has identified a derivative instrument in accordance with ASC Topic No. 815 due to the variable conversion feature upon certain triggering events that occurred during the period. Topic No. 815 requires the Company to account for the conversion feature on its balance sheet at fair value and account for changes in fair value as a derivative gain or loss.

The Black-Scholes model utilized the following inputs to value the derivative asset at the date in which the derivative asset was determined through December 31, 2019.

Fair value assumptions:	December 31, 2019
Risk free interest rate	1.58%
Expected term (months)	7
Expected volatility	190%
Expected dividends	0%

In connection with the Stock Transaction, ILAL was issued 350,000 shares of its common stock to the Company as commitment shares. The commitment shares are recorded at fair value as of December 31, 2019.

4. INVENTORY

Inventory consists of the following as of December 31, 2019 and September 30, 2019:

	December 31, 2019	September 30, 2019
Finished Goods	$145,932	$—
Total	$145,932	$—

5. CAPITALIZED SOFTWARE

Capitalized software consists of the following as of December 31, 2019 and September 30, 2019:

	December 31, 2019	September 30, 2019
mVSO software	$352,211	$352,211
mPulse software	741,846	741,846
Capitalized Software:	1,094,057	1,094,057
Less: accumulated amortization	(78,146)	(38,860)
Capitalized Software, net	$1,015,911	$1,055,197

Capitalized software amortization recorded as cost of revenues and product development expense for the three months ended December 31, 2019 and 2018 was $39,286 and $348,660, respectively.

6. INTANGIBLE ASSETS

Intangible assets consist of the following as of December 31, 2019 and September 30, 2019:

	December 31, 2019	September 30, 2019
Patents	$74,112	$74,112
Websites	16,482	16,482
Customer list and non-compete agreement	5,722,024	5,722,024
Trademarks	5,928	5,928
Engineering trade secrets	4,370,269	4,370,269
Intangible assets:	10,188,815	10,188,815
Less: accumulated amortization	(3,371,848)	(2,758,733)
Intangible assets, net	$6,816,967	$7,430,082

Amortization expense for the three months ended December 31, 2019 and 2018 was $613,115 and $146,799, respectively.

7. FIXED ASSETS

Fixed assets consist of the following as of December 31, 2019 and September 30, 2019:

	December 31, 2019	September 30, 2019
Machinery and equipment	$213,728	$212,082
Leasehold improvements	7,801	—
Furniture and fixtures	75,121	75,121
Total	296,650	287,203
Less: accumulated depreciation	(155,795)	(142,133)
Fixed assets, net	$140,855	$145,070

Depreciation expense for the three months ended December 31, 2019 and 2018 was $13,662 and $10,684, respectively.

8. LOANS

Long term

Long-term loans payable consist of the following:	December 31, 2019	September 30, 2019

Promissory notes	$150,000	$150,000

Total	$150,000	$150,000

Current

Current loans payable consist of the following:	December 31, 2019	September 30, 2019

Promissory notes	$—	$50,000
Insurance financing loans	—	17,467
Current loans payable:	—	67,467
Unamortized debt discount	—	—

Total, net of unamortized discount	$—	$67,467

Promissory Notes

On September 5, 2017, the Company executed a 9% secured promissory note with a face value of $150,000 with an investor. Under the terms of the promissory note, the Company received $150,000 and agreed to make monthly interest payments and repay the note principal 24 months from the date of issuance. On September 5, 2019, the investor extended the maturity date to September 5, 2021 and the modification was not deemed substantial. The note is secured by 15,000 shares which are held in escrow and would be issued to the note holder only in the case of an uncured default. As of December 31, 2019, the Company owed $150,000 in principal and $0 in accrued interest under the terms of the agreement and recorded interest expense of $3,402 and $3,402 during the three months ended December 31, 2019 and 2018, respectively.

On November 11, 2017, the Company executed a 10% secured promissory note with a face value of $100,000 with an investor. Under the terms of the promissory note the Company received $100,000 and agreed to make monthly interest payments and repay the note principal 24 months from the date of issuance. The note is secured by 10,000 shares which would be issued to the note holder only in the case of an uncured default. The Company repaid all principal and outstanding interest on August 13, 2019 and the 10,000 shares of common stock held as collateral were returned to treasury and cancelled on August 26, 2019. The Company recorded interest expense of $0 and $2,520 for the three months ended December 31, 2019 and 2018, respectively.

On December 5, 2017, the Company executed a 9% secured promissory note with a face value of $50,000 with an investor. Under the terms of the promissory note the Company received $50,000 and agreed to make monthly interest payments and repay the note principal 24 months from the date of issuance. The note is secured by 5,000 shares  which would be issued to the note holder only in the case of an uncured default. The Company repaid all principal and outstanding interest on December 5, 2019 and the 5,000 shares of common stock held as collateral were returned to treasury and cancelled on January 13, 2020. The Company recorded interest expense of $802 and $1,135 for the three months ended December 31, 2019 and 2018, respectively.

Insurance financing loans

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

9. CONVERTIBLE NOTES PAYABLE

Short-Term convertible notes

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

On October 17, 2019, in accordance with the terms of the agreement the investor was issued an additional 90,000 shares of common stock due to the decrease in stock price resulting in an effective conversion price of $3.74.

On December 5, 2019, in accordance with the terms of the agreement the investor was issued an additional 97,100 shares of common stock due to the decrease in stock price resulting in an effective conversion price of $3.15.

The aggregate debt discount has been accreted and charged to interest expenses as a financing expense in the amount of $157,379 during the three months ended December 31, 2019.

The Debenture at December 31, 2019 consists of:

Principal	$1,250,000
Unamortized debt discount	(626,095)
Total, net of unamortized discount	623,905

Long-Term convertible notes

Securities Purchase Agreement – April 17, 2019

On April 17, 2019, the Company entered into a Securities Purchase Agreement (the “Agreement”) with an otherwise unaffiliated third-party institutional investor (the “Investor”), pursuant to which the Company agreed to issue to the Investor a $10,750,000 face value Senior Secured Redeemable Convertible Promissory Note (the “Debenture”) with a 7.5% original issue discount, 215 shares of our Series B Preferred Stock with a 7.5% original issue discount, a Common Stock Purchase Warrant (the “Warrant”) on a cash-only basis to acquire up to 230,000 shares (the “Warrant Shares”) of our common stock and 125,000 shares of our Common Stock. The aggregate purchase price for the Debenture, the Series B Preferred Stock the Warrant and the Common Stock is $20,000,000. (See Notes 12 and 13  for additional details.) The Debenture is secured by all assets of the Company.

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

The Debenture at December 31, 2019 consists of:

Principal	$10,750,000
Unamortized debt discount	(6,965,410)
Total, net of unamortized discount	$3,784,590

The aggregate debt discount has been accreted and charged to interest expenses as a financing expense in the amount of $1,354,795 during the three months ended December 31, 2019.

10. LEASES

On October 1, 2019, the Company adopted the amendments to ASC 842, Leases, which requires lessees to recognize lease assets and liabilities arising from operating leases on the balance sheet. The Company adopted the new lease guidance using the modified retrospective approach and elected the transition option issued under ASU 2018-11, Leases (Topic 842) Targeted Improvements, allowing entities to continue to apply the legacy guidance in ASC 840, Leases, to prior periods, including disclosure requirements. Accordingly, prior period financial results and disclosures have not been adjusted.

The Company has operating leases under which it leases its branch offices and corporate headquarters, one of which is with a related party. Upon adoption of the new lease guidance, on October 1, 2019, the Company recorded a right of use asset and corresponding lease liability of $85,280 and $85,280, respectively, on the consolidated balance sheet. As of December 31, 2019, the Company's operating lease right of use asset and operating lease liability totaled $74,549 and $74,789, respectively. A weighted average discount rate of 10% was used in the measurement of the right of use asset and lease liability as of October 1, 2019 . As the rate implicit in the lease is not readily determinable, the Company's incremental collateralized borrowing rate is used to determine the present value of lease payments. This rate gives consideration to the applicable Company collateralized borrowing rates and is based on the information available at the commencement date. The Company has elected to apply the short-term lease measurement and recognition exemption to leases with an initial term of 12 months or less; therefore, these leases are not recorded on the Company’s Consolidated Balance Sheet, but rather, lease expense is recognized over the lease term on a straight-line basis.

The Company's leases has remaining lease terms between one to two years, with a weighted average lease term of 1.2 years at December 31, 2019. Some leases include multiple year renewal options.  The Company’s decision to exercise these renewal options is based on an assessment of its current business needs and market factors at the time of the renewal. Currently, the Company has no leases for which the option to renew is reasonably certain and therefore, options to renew were not factored into the calculation of its right of use asset and lease liability as of October 1, 2019.

The following is a schedule of the Company's operating lease liabilities by contractual maturity as of September 30, 2019:

Fiscal year ending September 30, 2020	$37,984
Fiscal year ending September 30, 2021	43,170
Total Lease Payments	81,154
Less: imputed interest	(6,365)
Total present value of lease liabilities	$74,789

Total operating lease costs of $21,318 and $19,404 the three months ended December 31, 2019 and 2018, respectively, were included as part of administrative expense.

11. RELATED PARTY TRANSACTIONS

Zachary Bradford – Chief Executive Officer, Director and Former Chief Financial Officer

During the quarter ended December 31, 2018, The Company had a consulting agreement with ZRB Holdings, Inc, an entity wholly owned by Zachary Bradford, our Chief Executive Officer and director, for management services. In accordance with this agreement, as amended, Mr. Bradford $48,000, during the three months ended December 31, 2018. The agreement was terminated in October 2019 when Mr. Bradford stepped down as the CFO and took the position of CEO and accepted the associated employment agreement.

Bryan Huber – Chief Innovation Officer and Former Chief Operations Officer and Director

On August 28, 2018, the Company executed an agreement with Zero Positive, LLC an entity controlled by Mr. Huber. In accordance with the agreement with Zero Positive, LLC, Mr. Huber earned $46,538 and $41,500, during the three months ended September 30, 2019 and 2018.

Under the agreement Mr. Huber was also granted a one-time bonus of $50,000 on August 28, 2018, payment of which will be deferred until certain conditions are met. As of December 31, 2019, the bonus had not been paid. The term of the agreement is one year and automatically renews until cancelled by either party.

On September 28, 2018, in connection with the consulting agreement executed with Zero Positive, LLC Company issued warrants to purchase 90,000 shares of common stock at an exercise price of $8.00 per share to Zero Positive. The warrants were valued at $2,607,096 using the Black Scholes option pricing model based upon the following assumptions: term of 10 years, risk free interest rate of 3.05%, a dividend yield of 0% and volatility rate of 191%. The warrants vest as follows: 30,000 vested immediately, the balance vest evenly on the last day of each month over forty-two months beginning August 31, 2018. As of December 31, 2019, 54,286 warrants had vested, and the Company recorded an expense of $124,147 and 124,147 during the three months ended December 31, 2019 and 2018.

 Matthew Schultz- Former Chief Executive Officer and Director

The Company has a consulting agreement with Matthew Schultz, our former Chief Executive Officer, for management services. In accordance with this agreement, as amended, Mr. Schultz earned $0 and $48,000, respectively during the three months ended December 31, 2019 and 2018. The agreement was terminated on October 7, 2019 when Mr. Schultz stepped down as the CEO and took the position of Chairman of the Board.

Larry McNeill –Director

Effective January 1, 2019, the Company agreed to pay non-executive board members $2,500 per month. Mr. McNeil earned $7,500 and $0 in Board compensation during the three months ended December 31, 2019 and 2018.

12. STOCKHOLDERS EQUITY

Overview

The Company’s authorized capital stock consists of 20,000,000 shares of common stock and 10,000,000 shares of preferred stock, par value $0.001 per share. As of December 31, 2019, there were 4,868,911 shares of common stock issued and outstanding and 1,750,000 shares of preferred stock issued and outstanding.

On December 10, 2019, the Financial Industry Regulatory Authority (“FINRA”) approved the Company’s 1:10 reverse stock split of the Company’s common stock. The reverse stock split took effect on December 11, 2019. Unless otherwise noted, impacted amounts and share information in the consolidated financial statements and notes thereto as of and for the periods ended December 31, 2019 and September 30, 2019, have been adjusted for the stock split as if such stock split occurred on the first day of the first period presented.

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

Common Stock issuances during the three months ended December 31, 2019

The Company issued 187,100 shares in accordance with the terms of the convertible debt agreement due to the decrease in stock price. (See Note 9 for additional details.)

The Company issued 2,000 shares for services rendered to an independent consultant.

The Company issued 793 shares for stock split true up.

Series A Preferred Stock issuances during the three months ended December 31, 2019

On October 4, 2019, the Company authorized the issuance of a total of seven hundred and fifty thousand (750,000) shares of its designated Series A Preferred Stock to members of its board of directors for services rendered.  A fair value of $0.02 per share was determined by the Company. Director fees of $15,000 was recorded as a result of the stock issued.

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

On December 31, 2018, the Company settled $25,000 of a promissory note   through the issuance of 2,500 shares of the Company’s common stock. The shares were valued at $51,225 and a $26,225 loss on settlement of debt was recorded as a result of the issuance.

Common stock returned during the three months ended December 31, 2018

As a result of a conversion of a note on September 21, 2018, 13,750 returnable shares were returned to treasury and cancelled on December 21, 2018.

13. STOCK WARRANTS

The following is a summary of stock warrant activity during the three months ended December 31, 2019.

	Number of Warrant Shares	Weighted Average Exercise Price
Balance, September 30, 2019	1,314,063	$21.62
Warrants granted	—	$—
Warrants expired	—	—
Warrants canceled	—	—
Warrants exercised	—	—
Balance, December 31, 2019	1,314,063	$21.62

As of December 31, 2019, the outstanding warrants have a weighted average remaining term of was 2.63 years and an intrinsic value of $467,824.

As of December 31, 2019, there are warrants exercisable to purchase 1,278,351 shares of common stock in the Company and 35,714 unvested warrants outstanding that cannot be exercised until vesting conditions are met. 996,198 of the warrants require a cash investment to exercise as follows, 5,000 required a cash investment of $8.00 per share, 449,865 require a cash investment of $15.00 per share, 125,000 require a cash investment of $20.00 per share, 103,000 require a cash investment of $25.00 per share, 200,000 require an investment of $35.00 per share, 10,000 require an investment of $40.00 per share, 60,000 require an investment of $50.00 per share, 38,333 require a cash investment of $75.00 per share and 5,000 require a cash investment of $100.00 per share. 317,865 of the outstanding warrants contain provisions allowing a cashless exercise at their respective exercise prices.

Warrant activity for the three months ended December 31, 2018

On October 15, 2018, the Company entered into an agreement with a consultant for services. Under this agreement the Company agreed to issue 3,000 warrants to purchase shares of the Company’s common stock at an exercise price of $25.00 for a period of five years which vest evenly over a six-month period from the agreement date. During the three months ended December 31, 2019 and 2018, the Company recorded stock compensation of $0 and $31,650 as a result of the stock issued under the agreement. The warrants were valued using the black-Scholes valuation model.

On December 31, 2018, in connection with a Securities purchase agreement (see Note 9 for additional details) the Company issued Common Stock Purchase Warrants to acquire up to 308,333 shares of common stock for a term of three years on a cash-only basis at an exercise price of $20.00 per share with respect to 125,000 Warrant Shares, $25.00 with respect to 100,000 Warrant Shares, $50.00 with respect to 50,000 Warrant Shares and $75.00 with respect to 33,333 Warrant Shares.

On August 28, 2018, in connection with the Consulting agreement executed with Zero Positive, LLC the Company issued warrants to purchase 90,000 shares of common stock at an exercise price of $8.00 per share to Zero Positive. The warrants were valued at $2,607,096 using the Black Scholes option pricing model. The warrants vest as follows: 30,000 warrants vested immediately, the balance vest evenly on the last day of each month over the forty-two months beginning August 31, 2018. As of December 31, 2019, 54,286 warrants had vested, and the Company recorded an expense of $124,147 and 124,147 during the three months ended December 31, 2019 and 2018. (See Note 9 for additional details.)

As of December 31, 2019, the Company expects to recognize $1,034,562 of stock-based compensation for the non-vested outstanding warrants over a weighted-average period of 2 years.

14. STOCK OPTIONS

The Company sponsors a stock-based incentive compensation plan known as the 2017 Incentive Plan (the “Plan”), which was established by the Board of Directors of the Company on June 19, 2017. A total of 300,000 shares were initially reserved for issuance under the Plan. As of December 31, 2019, there were 82,049 shares available for issuance under the plan.

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

The following is a summary of stock option activity during the three months ended December 31, 2019.

	Number of Option Shares	Weighted Average Exercise Price
Balance, September 30, 2019	81,254	$11.82
Options granted	136,697	$5.62
Options expired	—	—
Options canceled	—	—
Options exercised	—	—
Balance, December 31, 2019	217,951	$7.93

As of December 31, 2019, there are options exercisable to purchase 193,265 shares of common stock in the Company. As of December 31, 2019, the outstanding options have a weighted average remaining term of was 2.60 years and an intrinsic value of $26,382.

Option activity for the three months ended December 31, 2019

During the three months ended December 31, 2019, the Company issued 136,697 options to purchase shares of common stock to employees, the shares were granted at quoted market prices ranging from $4.50 to $8.50. The options were valued at issuance using the Black Scholes model and stock compensation expense of $478,022 was recorded as a result of the issuances.

The Black-Scholes model utilized the following inputs to value the options granted during the three months ended December 31, 2019:

Fair value assumptions – Options:	December 31, 2019
Risk free interest rate	1.52-1.73%
Expected term (years)	3-5
Expected volatility	124%-144%
Expected dividends	0%

As of December 31, 2019, the Company expects to recognize $271,478 of stock-based compensation for the non-vested outstanding options over a weighted-average period of 2.62 years.

Option activity for the three months ended December 31, 2018

During the three months ended December 31, 2018, the Company issued 5,779 options to purchase shares of common stock to employees, the shares were granted at quoted market prices ranging from $15.10 to $59.00. The options were valued at issuance using the Black Scholes model and stock compensation expense of $95,000 was recorded as a result of the issuances.

On March 10, 2018 the Company issued a total of 25,000 options to four consultants for advisory services. The options vest evenly 12 months from issuance. The options expire 24 months after issuance and require a cash investment to exercise. The options were valued at issuance using the Black Scholes model at $342,500 and amortized of the term of the agreement. During the three months ended December 31, 2018, $126,678 was expensed as stock-based compensation.

The Black-Scholes model utilized the following inputs to value the options granted during the three months ended December 31, 2018:

Fair value assumptions – Options:	December 31, 2018
Risk free interest rate	2.84-2.90%
Expected term (years)	3
Expected volatility	266%-271%
Expected dividends	0%

15. COMMITMENTS AND CONTINGENCIES

Office leases

The Company’s corporate offices are located at 70 North Main Street, Suite 105, Bountiful, Utah 84010. The Company occupies the leased space on a month to month basis at a rate of $850 per month. Future minimum lease payments under the operating leases for the facilities as of September 30, 2019, are $0. On November 22, 2019, the company entered into a lease to relocate the corporate office to 1185 South 1800 West, Woods Cross UT 84047. The lease term is on an annual basis beginning on March 1, 2020.

On May 15, 2018, the Company executed a 37-month lease agreement, which commenced on July 1, 2018 at 4360 Viewridge Avenue, Suite C, San Diego, California. The agreement calls for the Company to make payments of $4,057 in base rent per month through July 31, 2021 subject to an annual 3% rent escalation. Future minimum lease payments under the operating leases for the facilities as of December 31, 2019, are as follows:

Fiscal year ending September 30, 2020	$37,984

Fiscal year ending September 30, 2021	$43,170

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

16. MAJOR CUSTOMERS AND VENDORS

For the three months ended December 31, 2019 and 2018, the Company had the following customers that represented more than 10% of sales.

	December 31, 2019	December 31, 2018
Customer A	91.2%	—
Customer B	—	51.4%
Customer C	—	45.9%

For the three months ended December 31, 2019 and 2018, the Company had the following suppliers that represented more than 10% of direct material costs.

	December 31, 2019	December 31, 2018
Vendor A	—	22.9%
Vendor B	—	19.0%
Vendor C	—	37.4%
Vendor D	—	17.1%
Vendor E	93.0%	—

17. SUBSEQUENT EVENTS

Acquisition of p2k Labs Inc.

On January 31, 2020, the Company entered into a Stock Purchase Agreement (the “Agreement”) with p2klabs, Inc. (“p2k”), a Nevada corporation, and its sole stockholder, Amer Tadayon (“Seller”), whereby the Company purchased all of the issued and outstanding shares of p2k from the Seller (the “Transaction”) in exchange for an aggregate purchase price of cash and stock of $1,600,000 (the “Purchase Price”). The Transaction closed simultaneously with execution on January 31, 2020. As a result of the Transaction, p2k, a design and innovation consulting firm that specializes in applying design, technology, and business process methodologies to create intuitive digital experiences and journeys that help transform and grow businesses, is now a wholly-owned subsidiary of the Company. Pursuant to the terms of the Agreement, the Purchase Price was as follows:

a)	$1,039,500 in cash was paid to the Seller;
b)

31,183 restricted shares of the Company’s common stock, valued at $145,000, were issued to the Seller (the “Shares”). The Shares are subject to certain lock-up and leak-out provisions whereby the Seller may sell an amount of Shares equal to ten percent (10%) of the daily dollar trading volume of the Company’s common stock on its principal market for the prior 30 days (the “Leak-Out Terms”);

c)	$115,500 in cash was paid to an independent third-party escrow where such cash is subject to offset for adjustments to the Purchase Price and indemnification purposes; and
d)

64,516 restricted shares of the Company’s common stock, valued at $300,000, were issued to an independent third-party escrow (the “Holdback Shares”). The Holdback Shares will be released to Seller once p2k achieves certain revenue milestones for the future performance of p2k. The Holdback Shares will also be subject to the Leak-Out Terms once they are released from escrow 12 months from closing. The Shares and Holdback Shares were issued at a fair market value of $4.65 which was the closing price on January 31, 2020.

Sub-lease agreement

On January 2, 2020, the Company entered into a sub-lease agreement for office space with an entity 50% owned by the Company’s CEO for $1,525 per month. The term of the lease is one year with a month to month option thereafter.

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

We plan to utilize the new intellectual property we gained from the acquisition and the manufacturing agreement in place to enter into the switchgear equipment sales industry. We acquired executed contracts and purchase orders, which we expect will result in significant gross sales, as well as hired personnel to operate this new line of business.

As a result of this transaction, the parties terminated a contemplated asset purchase arrangement previously disclosed in our SEC filings.

Nasdaq Listing

On January 24, 2020, the Company was approved for listing on the Nasdaq Capital Market (“Nasdaq”).

Results of operations for the three months ended December 31, 2019 and 2018

Revenues

Revenues increased to $976,824 during the three months ended December 31, 2019, as compared with $262,907 in revenues for the same period ended 2018 primarily due to revenue from our switchgear products.

Gross Profit

Our cost of revenues was $882,721 for the three months ended December 31, 2019, resulting in gross profit of $94,103, as compared with cost of revenues of $223,326 for the three months ended December 31, 2018, resulting in gross profit of $39,581.

Our cost of revenues for the three months ended December 31, 2019 was mainly the result of manufacturing and service expenses.

Manufacturing expenses increased to $784,574 for the three months ended December 31, 2019, from $0 for the same period ended 2018. Our manufacturing expense for the three months ended December 31, 2019 consisted mainly of the cost of contract manufacturing for our switchgear products.

Service expenses decreased to $98,147 for the three months ended December 31, 2019, from $223,326 for the same period ended 2018. Our service expenses for the three months ended December 31, 2019, and 2018 consisted mainly of allocated payroll costs of employees and consultants and subcontractors for installation of solar panels and energy storage.

Operating Expenses

We had operating expenses of $3,085,564 for the three months ended December 31, 2019, as compared with $1,779,490 for the three months ended December 31, 2018.

Professional fees increased to $1,516,587 for the three months ended December 31, 2019, from $1,016,007 for the same period ended December 31, 2018. Our professional fees expenses for the three months ended December 31, 2019 consisted mainly of officers and directors’ consulting fees of $150,000, consulting fees of $62,818, and accounting, audit and review fees of $71,655 and stock-based compensation of $586,181. Our professional fees expenses for the three months ended December 31, 2018 consisted mainly of officers’ consulting fees of $137,500, consulting fees of $180,620, and audit and review fees of

$61,584 and stock-based compensation of $554,206. Professional fees increased in 2019 mainly as a result of increased stock-based compensation and other consulting related to increased business development efforts and audit and legal fees in connection with our SEC reporting obligations.

Payroll expenses increased to $711,539 for the three months ended December 31, 2019, from $160,351 for the same period ended 2018. Our payroll expenses for the three months ended December 31, 2019 consisted mainly of salary and wages expense of $680,551 and employee stock-based compensation of $30,988. Our payroll expenses for the three months ended December 31, 2018 consisted mainly of salary and wages expense of $86,601 and employee stock-based compensation of $73,750.

General and administrative fees increased to $230,661 for the three months ended December 31, 2019, from $96,989 for the same period ended 2018. Our general and administrative expenses for the three months ended December 31, 2019 and 2018 consisted mainly of travel expenses, rent expenses, insurance expenses, dues and subscriptions and office expense.

General and administrative fees increased to $230,661 for the three months ended December 31, 2019, from $96,989 for the same period ended 2018. Our general and administrative expenses for the three months ended December 31, 2019 consisted mainly of travel expenses of $31,585, rent expenses of $21,318, insurance expenses of $42,901, dues and subscriptions of $51,367 and office expense of $10,445. Our general and administrative expenses for the three months ended December 31, 2018 consisted mainly of travel expenses of $4,278, rent expenses of $19,404, insurance expenses of $14,757, dues and subscriptions of $38,451 and office expense of $5,428.

Product development expense decreased to $26,639 for the three months ended December 31, 2019, from $348,660 for the same period ended 2018. Our product development expenses for the three months ended December 31, 2019 and 2018 consisted mainly of amortization of capitalized software.

Depreciation and amortization expense increased to $626,777 for the three months ended December 31, 2019, from $157,483 for the same period ended 2018.

We expect that our operating expenses will increase in future quarters as we further implement our business plan. As we execute on customer contracts we may be required to hire and compensate additional personnel and support increased operational costs.

Other income (Expenses)

Other income/(expenses) increased to $1,075,207  for the three months ended December 31, 2019, from ($543,642) for the same period ended December 31, 2018. Our other income/(expenses) for the three months ended December 31, 2019 consisted mainly of an unrealized gain on equity security of $368,868, derivative income of $2,266,654  and interest expense of ($1,560,315). Our other expenses for the three months ended December 31, 2018 consisted of interest expense of $517,417, and loss on settlement of debt of 26,225.

Net Loss

We recorded a net loss of $1,916,254  for the three months ended December 31, 2019, as compared with a net loss of $2,283,551 for the same period ended December 31, 2018.

Liquidity and Capital Resources

As of December 31, 2019, we had total current assets of $11,021,141, consisting of cash, accounts receivable, and prepaid expenses and other current assets, and total assets in the amount of $23,989,281. Our total current and total liabilities as of December 31, 2019 were $2,449,335 and $6,383,925, respectively. We had working capital of $8,571,806  as of December 31, 2019.

Operating activities used $885,386 in cash for the three months ended December 31, 2019, as compared with $666,444 for the same period ended December 31, 2018. Our net loss of $1,916,254  was the main component of our negative operating cash flow for the three months ended December 31, 2019, offset mainly by unrealized gain on equity security of ($368,868), gain on derivative asset of ($2,266,654), depreciation and amortization of $626,776, amortization of capitalized software of $20,454, amortization of debt discounts of $1,512,174, and stock-based compensation of $602,169. Our net loss of $2,283,551 was the main component of our negative operating cash flow for the three months ended December 31, 2018, offset mainly by loss on settlement of debt of $26,225, depreciation and amortization of $157,483, amortization of capitalized software of $348,660, amortization of debt discounts of $466,341 and stock based compensation of $627,955.

Cash flows used by investing activities during the three months ended December 31, 2019 was $509,447, as compared with $120,700 for the same period ended December 31, 2018. Our investment in International Land Alliance of $500,000 and purchase of fixed assets of $9,477 were the main components of our negative investing cash flow for the three months ended December 31, 2019. Our investment in the capitalized software of $117,772 and purchase of fixed assets of $2,928 were the main components of our negative investing cash flow for the three months ended December 31, 2018.

Cash flows used by financing activities during the three months ended December 31, 2019 amounted to $67,467, as compared with cash received of $4,997,095  for the three months ended December 31, 2018. Our negative cash flows from financing activities for the three months ended December 31, 2019 consisted of repayments of $67,467 on promissory notes. Our positive cash flows from financing activities for the year ended December 31, 2018 consisted of $361,801 in proceeds from the sale of common stock, $4,995,000 in net proceeds from convertible notes and $75,030 from related party debts off-set by repayments of $222,725 on promissory notes and repayments of $213,100 on related party debts..

Off Balance Sheet Arrangements

As of December 31, 2019, there were no off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

In June 2018, the FASB issued guidance within ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting. The amendments in ASU 2018-07 to Topic 718, Compensation-Stock Compensation, are intended to align the accounting for share-based payment awards issued to employees and nonemployees. Changes to the accounting for nonemployee awards include: 1) equity classified share-based payment awards issued to nonemployees will now be measured on the grant date, instead of the previous requirement to remeasure the awards through the performance completion date; 2) for performance conditions, compensation cost associated with the award will be recognized when achievement of the performance condition is probable, rather than upon achievement of the performance condition; and 3) the current requirement to reassess the classification (equity or liability) for nonemployee awards upon vesting will be eliminated, except for awards in the form of convertible instruments. The new guidance also clarifies that any share-based payment awards issued to customers should be evaluated under ASC 606 Revenue from Contracts with Customers. The Company's share-based payment awards to nonemployees consist only of grants made to the Company’s BOD and Chief Innovation Officer as compensation solely related to the individual's role as a Director and executive. As such, in accordance with ASC 718, the Company accounts for these share-based payment awards to its Directors and non-employee executive in the same manner as share-based payment awards for its employees. Accordingly, the adoption of this guidance did not have an impact on the accounting for the Company's share-based payment awards to its Directors or non-employee executive.

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

Our accounting policies are discussed in detail in the footnotes to our financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2019, however we consider our critical accounting policies to be those related to revenue recognition, long-lived assets, accounts receivable, fair value of financial instruments, cash and cash equivalents, accounts receivable, warranty liability and stock-based compensation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2019. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2019, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified material weaknesses in the design of internal control related to the following areas: (i) Lack of documentation around the components of internal control and inadequate risk assessment process over the Company’s internal controls (ii) Inadequate design of monitoring controls resulting in insufficient levels of review over the financial reporting and business processes (iii) Inadequate segregation of duties (iv) Inadequate controls over information technology (v) Insufficient board oversight and review.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

Management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively. The remediation actions include: (i) additional qualified staff were appointed during the quarter ended December 31, 2019 and subsequent to the year end to increase segregation of duties and create multiple levels of review. (ii) the implementation of additional monitoring controls to improve documentation of internal control procedures; (iii) the implementation of additional review procedures to ensure control activities are appropriately performed and documented; and (iv) enhanced quarterly reporting on the remediation measures to the Audit Committee of the Board of Directors. (v) appointment of additional board members subsequent to yearend to create a majority independent board (vi) we intend to adopt a different financial reporting software that has increased controls built into the system functionality before the end of second fiscal quarter, in the interim we plan to implement additional controls to mitigate existing controls risks inherent to our existing accounting software (vii) additional controls to improve risk assessment procedures to ensure all risks have been addressed.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2019 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any pending legal proceeding which would have a material impact to the Company. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A. Risk Factors

A description of the risk factors associated with our business is included in the Item 1A of our Annual Report on Form 10-K for the year ended September 30, 2019, as updated by our subsequent filings under the Exchange Act. There have been no material changes to such risk factors as previously reported. In evaluating our business, you should carefully consider the risk factors discussed in our Annual Report on Form 10-K, as updated by our subsequent filings under the Exchange Act. The occurrence of any of the risks discussed in such filings, or other events that we do not currently anticipate or that we currently deem immaterial, could harm our business, prospects, financial condition and results of operations. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The information set forth below relates to our issuances of securities without registration under the Securities Act of 1933 during the reporting period which were not previously included in an Annual Report on Form 10-K, Quarterly Report on Form 10-Q or Current Report on Form 8-K.

During the period commencing October 1, 2019 through December 31, 2019, the Company issued 136,697 options to purchase shares of common stock to employees. The options were granted at quoted market prices ranging from $4.50 to $6.40.

During the period commencing October 1, 2019 through December 31, 2019, the Company issued 2,000 shares of common stock and 750,000 shares of preferred stock, as compensation for services.

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

Date: February 10, 2020	By: /s/ Zachary K. Bradford Zachary K. Bradford Title: Chief Executive Officer (Principal Executive Officer)

Date: February 10, 2020	By: /s/Lori L. Love Lori L, Love Title: Chief Financial Officer (Principal Financial and Accounting Officer)

