Form 10-Q
period 2020-03-31
CLEANSPARK, INC.
filed 2020-05-11
CIK 827876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020

[ ]	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: 001-39187

CleanSpark, Inc.

(Exact name of Registrant as specified in its charter)

Nevada	87-0449945
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1185 S. 1800 W., Suite 3 Woods Cross, Utah 84087
(Address of principal executive offices)

(702) 941-8047
(Registrant’s telephone number, including area code)

_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	CLSK	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

[X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 9,864,656 shares as of May 11, 2020.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of March 31, 2020 (unaudited) and September 30, 2019;

F-2	Consolidated Statements of Operations for the three and six months ended March 31, 2020 and 2019 (unaudited);

F-3	Consolidated Statements of Stockholders’ Equity for the six months ended March 31, 2020 and 2019 (unaudited);

F-4	Consolidated Statements of Cash Flows for the six months ended March 31, 2020 and 2019 (unaudited);

F-5	Notes to Consolidated Financial Statements (unaudited).

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2020 are not necessarily indicative of the results that can be expected for the full year.

3

CLEANSPARK, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2020	September 30, 2019
ASSETS
Current assets
Cash	$4,506,510	$7,838,857
Accounts receivable, net	1,441,512	777,716
Contract assets	4,282	57,077
Prepaid expense and other current assets	595,831	1,210,395
Derivative asset	824,891	—
Investment in equity securities	502,000	—
Investment available for sale debt security, at fair value	456,744	—
Total current assets	8,331,770	9,884,045

Fixed assets, net	143,895	145,070
Operating lease right of use asset	63,554	—
Capitalized Software, net	1,060,417	1,055,197
Intangible assets, net	7,328,789	7,430,082
Goodwill	5,562,246	4,919,858

Total assets	$22,490,671	$23,434,252

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$3,121,117	$848,756
Contract liabilities	590,241	499,401
Lease liability	64,033	—
Due to related parties	20,000	86,966
Convertible note, net of unamortized discounts	822,498	—
Loans payable, net of unamortized discounts	—	67,467
Total current liabilities	4,617,889	1, 502,590

Long- term liabilities
Convertible notes, net of unamortized discounts	5,124,658	2,896,321
Loans payable	150,000	150,000

Total liabilities	9,892,547	4,548,911

Stockholders' equity
Common stock; $0.001 par value; 20,000,000 shares authorized; 5,745,115 and 4,679,018 shares issued and outstanding as of March 31, 2020 and September 30, 2019, respectively	5,745	4,679
Preferred stock; $0.001 par value; 10,000,000 shares authorized; 1,750,000 and 1,000,000 Series A shares issued and outstanding as of March 31, 2020 and September 30, 2019, respectively	1,750	1,000
Additional paid-in capital	113,378,444	111,936,125
Accumulated deficit	(100,787,815)	(93,056,463)
Total stockholders' equity	12,598,124	18,885,341

Total liabilities and stockholders' equity	$22,490,671	$23,434,252

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEANSPARK, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019

Revenues, net
Sale of goods revenues	$3,352,098	$373,568	$4,277,494	$373,568
Service, software and related revenues	306,185	350,331	357,613	613,238
Total revenues, net	3,658,283	723,899	4,635,107	986,806

Cost of revenues
Cost of goods sold	2,921,548	330,882	3,706,122	330,882
Cost of services	32,698	261,136	130,845	484,462
Total cost of revenues	2,954,246	592,018	3,836,967	815,344

Gross profit	704,037	131,881	798,140	171,462

Operating expenses
Professional fees	1,005,991	1,406,269	2,522,578	2,422,276
Payroll expenses	984,380	313,170	1,695,919	473,521
Product development	—	341,081	—	689,741
General and administrative expenses	311,131	159,408	541,792	256,397
Depreciation and amortization	674,587	499,636	1,301,364	657,119
Total operating expenses	2,976,089	2,719,564	6,061,653	4,499,054

Loss from operations	(2,272,052)	(2,587,683)	(5,263,513)	(4,327,592)

Other income (expense)
Gain/(Loss) on settlement of debt	—	6,800	—	(19,425)
Unrealized gain/(loss) on equity securities	(210,000)	—	158,868	—
Gain/(loss) on derivative asset	(1,441,763)	—	824,891	—
Interest expense (net)	(1,891,283)	(5,183,657)	(3,451,598)	(5,701,074)
Total other income (expense)	(3,543,046)	(5,176,857)	(2,467,839)	(5,720,499)

Net loss	$(5,815,098)	$(7,764,540)	$(7,731,352)	$(10,048,091)

Loss per common share - basic and diluted	$(1.13)	$(1.88)	$(1.56)	$(2.59)

Weighted average common shares outstanding - basic and diluted	5,135,802	4,121,963	4,957,491	3,884,818

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEANSPARK, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

For the Six Months Ended March 31, 2020
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Balance, September 30, 2019	1,000,000	$1,000	4,679,018	$4,679	$111,936,125	$(93,056,463)	$18,885,341
Shares issued for services	750,000	750	2,000	2	33,348	—	34,100
Options and warrants issued for services	—	—	—	—	602,169	—	602,169
Shares issued upon conversion of debt and accrued interest	—	—	187,100	187	(187)	—	—
Rounding shares issued for stock split	—	—	793	1	(1)	—	—
Net loss	—	—	—	—	—	(1,916,254)	(1,916,254)
Balance, December 31, 2019	1,750,000	$1,750	4,868,911	$4,869	$112,571,454	$(94,972,717)	$17,605,356
Shares returned and cancelled	—	—	(30,000)	(30)	30	—	—
Options issued for business acquisition	—	—	—	—	88,935	—	88,935
Options and warrants issued for services	—	—			273,931	—	273,931
Shares issued for business acquisition	—	—	95,699	96	444,904	—	445,000
Shares issued upon conversion of debt and accrued interest	—	—	810,505	810	(810)	—	—
Net loss	—	—	—	—	—	(5,815,098)	(5,815,098)
Balance, March 31, 2020	1,750,000	$1,750	5,745,115	$5,745	$113,378,444	$(100,787,815)	$12,598,124

For the Six Months Ended March 31, 2019
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Balance, September 30, 2018	1,000,000	$1,000	3,611,645	$3,612	$82,990,994	$(66,939,531)	$16,056,075
Shares issued for services	—	—	12,000	12	271,719	—	271,731
Options and warrants issued for services	—	—	—	—	377,475	—	377,475
Shares issued upon exercise of warrants	—	—	300	—	1,088	—	1,088
Beneficial conversion feature and shares and warrants issued with convertible debt	—	—	10,000	10	4,994,990	—	4,995,000
Shares issued for direct investment	—	—	45,225	45	361,755	—	361,800
Shares issued for settlement of debt	—	—	2,500	3	51,222	—	51,225
Commitment shares returned and cancelled	—	—	(13,750)	(14)	14	—	—
Net loss	—	—	—	—	—	(2,283,551)	(2,283,551)
Balance, December 31, 2018	1,000,000	$1,000	3,667,920	$3,668	$89,049,257	$(69,223,082)	$19,830,843
Shares issued for services	—	—	9,000	9	328,679	—	328,688
Options and warrants issued for services	—	—			350,888	—	350,888
Shares issued upon exercise of warrants	—	—	217,896	218	(218)	—	—
Shares issued upon conversion of debt	—	—	249,862	250	4,724,750	—	4,725,000
Shares and warrants issued under asset purchase agreement	—	—	175,000	175	6,071,849	—	6,072,024
Commitment shares returned and cancelled	—	—	(13,750)	(14)	14	—	—
Net loss	—	—	—	—	—	(7,764,540)	(7,764,540)
Balance, March 31, 2019	1,000,000	$1,000	4,305,928	$4,306	$100,525,219	$(76,987,622)	$23,542,903

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEANSPARK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	March 31, 2020	March 31, 2019
Cash Flows from Operating Activities
Net loss	$(7,731,352)	$(10,048,091)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	910,200	1,283,782
Unrealized gain on equity securities	(158,868)	—
Amortization of operating lease right of use asset	21,726	—
Depreciation and amortization	1,301,364	657,119
Amortization of capitalized software	79,705	689,741
Loss on settlement of debt	—	19,425
Gain on derivative asset	(824,891)	—
Amortization of debt discount	3,000,959	5,605,182
Changes in operating assets and liabilities
(Increase) decrease in prepaid expenses and other current assets	618,614	(259,541)
Decrease in contract assets	52,795	54,681
Increase in contract liabilities	90,840	—
(Increase) decrease in accounts receivable	(588,229)	(396,003)
Increase in accounts payable	2,052,295	128,267
Decrease in lease liability	(21,247)	—
Increase (decrease) in due to related parties	(66,966)	(242,424)
Net cash used in operating activities	(1,263,055)	(2,507,862)

Cash Flows from investing
Purchase of fixed assets	(24,910)	(25,627)
Acquisition of p2kLabs	(1,141,990)	—
Investment in capitalized software	(84,925)	(331,053)
Investment in debt and equity securities	(750,000)	—
Net cash used in investing activities	(2,001,825)	(356,680)

Cash Flows from Financing Activities
Payments on promissory notes	(67,467)	(481,675)
Proceeds from promissory notes	—	78,603
Proceeds from related party debts	—	75,030
Payments on related party debts	—	(457,820)
Proceeds from convertible debt, net of issuance costs	—	4,995,000
Payments on convertible debts	—	(555,000)
Proceeds from exercise of warrants	—	1,088
Proceeds from issuance of common stock	—	361,800
Net cash (used in) provided by financing activities	(67,467)	4,017,026

Net increase (decrease) in Cash	(3,332,347)	1,152,484

Cash, beginning of period	7,838,857	412,777

Cash, end of period	$4,506,510	$1,565,261

Supplemental disclosure of cash flow information
Cash paid for interest	$7,606	$49,750
Cash paid for tax	$—	$—

Non-cash investing and financing transactions
Day one recognition of right of use asset and liability	$85,280	$—
Shares issued for conversion of debt	$998	$—
Shares and options issued for business acquisition	$533,935	$—
Shares issued as collateral returned to treasury	$30	$275
Stock issued to promissory notes	$—	$51,225
Debt discount on convertible debt	$—	$4,995,000
Shares and warrants issued for asset acquisition	$—	$6,070,274
Shares issued for conversion of debt and accrued interest	$—	$4,725,000
Cashless exercise of options	$—	$2,179
Option expense capitalized as software development costs	$—	$45,000

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

On December 10, 2019, the Financial Industry Regulatory Authority (“FINRA”) approved the 1:10 reverse stock split of the Company’s common stock. The reverse stock split took effect on December 11, 2019. Unless otherwise noted, impacted amounts and share information in this report and included in the financial statements and notes thereto as of and for the period ended March 31, 2020 and September 30, 2019, have been adjusted for the stock split as if such stock split occurred on the first day of the first period presented.

On January 31, 2020, the Company entered into a Stock Purchase Agreement (the “Agreement”) with p2klabs, Inc., a Nevada corporation (“p2k”), and its sole stockholder, Amer Tadayon (“Seller”), whereby the Company purchased all of the issued and outstanding shares of p2k from the Seller (the “Transaction”) in exchange for an aggregate purchase price of cash and equity of $1,688,935. The Transaction closed simultaneously upon the execution of the Agreement by the parties on January 31, 2020. As a result of the Transaction, p2k, is now a wholly-owned subsidiary of the Company. (See note 3 for details.)

Line of Business

Through CleanSpark, LLC, the Company provides microgrid solutions to military, commercial and residential properties.

The services offered consist of, microgrid design, engineering and consulting services. The work is generally performed under fixed price bid contracts and negotiated price contracts.

Through CleanSpark Critical Power Systems, Inc., the Company provides custom hardware solutions for distributed energy systems that serve military and commercial residential properties. The equipment is generally sold under negotiated fixed price contracts.

Through p2kLabs, Inc., the Company provides design, software development and other technology-based consulting services. The services provided are generally an hourly arrangement or fixed-fee project-based arrangements.

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

The Company has incurred losses for the past several years while developing infrastructure and its software platforms. As shown in the accompanying unaudited consolidated financial statements, the Company incurred net losses of $7,731,352 during the six months ended March 31, 2020. In response to these conditions and to ensure the Company has sufficient capital for ongoing operations for a minimum of 12 months we have raised additional capital through the sale of debt and equity securities pursuant to a registration statement on Form S-3. (See Note 8 for additional details.) As of March 31, 2020, the Company had working capital of $3,713,881.

 Principles of Consolidation

The accompanying consolidated financial statements include the accounts of CleanSpark, Inc., and its wholly owned operating subsidiaries, CleanSpark, LLC, CleanSpark, II, LLC, CleanSpark Critical Power Systems Inc. and p2kLabs, Inc. All material intercompany transactions have been eliminated upon consolidation of these entities.

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

Engineering, Service & Installation or Construction Contracts

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

Contract assets represent revenue recognized in excess of amounts billed and include unbilled receivables (typically for cost reimbursable contracts) of $0 and contract work in progress (typically for fixed-price contracts) of $4,282 and $57,077 as of March 31, 2020 and September 30, 2019, respectively. Unbilled receivables, which represent an unconditional right to payment subject only to the passage of time, are reclassified to accounts receivable when they are billed under the terms of the contract. Advances that are payments on account of contract assets of $611,000 and $360,000 as of March 31, 2020 and September 30, 2019, respectively, have been deducted from contract assets. Contract liabilities represent amounts billed to clients in excess of revenue recognized to date. The Company recorded $590,241 and $499,401 in contract liabilities as of March 31, 2020 and September 30, 2019, respectively.

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

Revenues from design, software development and other technology-based consulting services

For service contracts performed under Master Services Agreements (“MSA”) and accompanying Statement(s) of Work (“SOW”), revenue is recognized based on the performance obligation(s) outlined in the SOW which is typically hours worked or specific deliverable milestones. In the case of a milestone-based SOW, the Company recognizes revenues as each deliverable is signed off by the customer.

Variable Consideration

The nature of the Company’s contracts gives rise to several types of variable consideration, including claims and unpriced change orders; awards and incentive fees; and liquidated damages and penalties. The Company recognizes revenue for variable consideration when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. The Company estimates the amount of revenue to be recognized on variable consideration using the expected value (i.e., the sum of a probability-weighted amount) or the most likely amount method, whichever is expected to better predict the amount. Factors considered in determining whether revenue associated with claims (including change orders in dispute and unapproved change orders in regard to both scope and price) should be recognized include the following: (a) the contract or other evidence provides a legal basis for the claim, (b) additional costs were caused by circumstances that were unforeseen at the contract date and not the result of deficiencies in the company’s performance, (c) claim-related costs are identifiable and considered reasonable in view of the work performed, and (d) evidence supporting the claim is objective and verifiable. If the requirements for recognizing revenue for claims or unapproved change orders are met, revenue is recorded only when the costs associated with the claims or unapproved change orders have been incurred. Back charges to suppliers or subcontractors are recognized as a reduction of cost when it is determined that recovery of such cost is probable, and the amounts can be reliably estimated. Disputed back charges are recognized when the same requirements described above for claims accounting have been satisfied.

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

For the six months ended March 31, 2020 and 2019, the Company reported revenues of $4,635,107 and $986,806, respectively.

Cash and cash equivalents – For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. There was $4,506,510 and $7,838,857 in cash and no cash equivalents as of March 31, 2020 and September 30, 2019, respectively.

Accounts receivable - is comprised of uncollateralized customer obligations due under normal trade terms. The Company performs ongoing credit evaluation of its customers and management closely monitors outstanding receivables based on factors surrounding the credit risk of specific customers, historical trends, and other information. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded. Accounts receivable are presented net of an allowance for doubtful accounts of $373,285 and $254,570 at March 31, 2020, and September 30, 2019, respectively.

Retention receivable is the amount withheld by a customer until a contract is completed. Retention receivables of $158,300 and $159,989 were included in the balance of trade accounts receivable as of March 31, 2020 and September 30, 2019, respectively.

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

The Company holds investments in both publicly held and privately held equity securities.

Privately held equity securities are recorded at cost and adjusted for observable transactions for same or similar investments of the issuer (referred to as the measurement alternative) or impairment. All gains and losses on privately held equity securities, realized or unrealized, are recorded through gains  or losses on equity securities on the consolidated statement of operations.

Publicly held equity securities are based on fair value accounting with unrealized gains or losses resulting from changes in fair value reflected as unrealized gains or losses on equity securities in our consolidated statement of operations.

Concentration Risk

At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of FDIC limits. As of March 31, 2020, the cash balance in excess of the FDIC limits was $4,256,510. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in these accounts. The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue. (See Note 14 for details.)

Warranty Liability – The Company establishes warranty liability reserves to provide for estimated future expenses as a result of installation and product defects, product recalls and litigation incidental to the Company’s business. Liability estimates are determined based on management’s judgment, considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, consultations with third party experts such as engineers, and discussions with the Company’s general counsel and outside counsel retained to handle specific product liability cases. The Company’s manufacturers and service providers currently provide substantial warranties between ten to twenty-five years with full reimbursement to replace and install replacement parts. Warranty costs and associated liabilities were $0 and $0 at March 31, 2020 and September 30, 2019, respectively.

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

Earnings (loss) per share – The Company reports earnings (loss) per share in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 260-10 “Earnings Per Share,” which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average common shares outstanding the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. As of March 31, 2020, there are 9,603,552 shares issuable upon exercise of outstanding options, warrants and convertible debt which have been excluded as anti-dilutive.

Fair value of financial instruments and derivative asset –The carrying value of cash, accounts payable and accrued expenses, and debt (See Notes 8 & 9) approximate their fair values because of the short-term nature of these instruments. Management believes the Company is not exposed to significant interest or credit risks arising from these financial instruments. The carrying amount of the Company’s long-term debt is also stated at fair value of $10,900,000 since the stated rate of interest approximates market rates.

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

The following table presents the Company’s financial instruments that are measured and recorded at fair value on the Company’s balance sheets on a recurring basis, and their level within the fair value hierarchy as of March 31, 2020:

	Amount	Level 1	Level 2	Level 3
Derivative asset	$824,891	$—	$—	$824,891
Investment in equity security	252,000	252,000	—	$—
Investment debt security	456,744	—	—	456,744
Total	$1,533,635	$252,000	$—	$1,281,635

The below table presents the change in the fair value of the derivative asset and investment in debt security during the six months ended March 31, 2020:

Amount
Balance at September 30, 2019	$—
Fair value at issuance, net of premium	456,744
Gain on derivative asset	824,891
Balance at March 31, 2020	$1,281,635

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

In January, 2017 the FASB issued guidance within ASU 2017-01, Business Combinations. The amendments in ASU 2017-01 Clarify the definition of a business by providing a framework to use in determining when a set of assets is a business. ASU 2017-01 is effective for us for annual periods beginning October 1, 2019. The new standard did not have a material impact on the Company’s results of operations or cash flows.

In January, 2017 the FASB issued guidance within ASU 2017-04, Intangibles-Goodwill and Other. The amendments in ASU 2017-04 simplify the subsequent measurement of goodwill by comparing the fair value of a reporting unit with its carrying amount. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019. We are currently evaluating the impact the adoption of this new standard will have on our financial position and results of operations.

The Company has evaluated all other recent accounting pronouncements, and believes that none of them will have a material effect on the Company's financial position, results of operations or cash flows.

3. ACQUISITION OF P2KLABS, INC.

On January 31, 2020, the Company, entered into an Agreement with p2k, and its sole stockholder, Amer Tadayon, whereby the Company purchased all of the issued and outstanding shares of p2k in exchange for an aggregate purchase price of cash and equity of $1,688,935. The Transaction closed simultaneously upon the execution of the Agreement by the parties on January 31, 2020.

As a result of the Transaction, p2k is now a wholly-owned subsidiary of the Company.

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

The Shares and Holdback Shares were deemed to have a fair market value of $4.65 per share which was the closing price of the Company’s common stock on January 31, 2020.

e)	26,950 Common Stock options which were deemed to have a fair market value of $88,935 on the date of the closing of the Transaction.

The Company accounted for the acquisition of p2k as an acquisition of a business under ASC 805.

The Company determined the fair value of the consideration given to the Seller in connection with the Transaction in accordance with ASC 820 was as follows:

Consideration:	Fair Value
Cash	$1,155,000
95,699 shares of common stock	$445,000
26,950 common stock options	$88,935
Total Consideration	$1,688,935

The total purchase price was allocated to identifiable assets deemed acquired, and liabilities assumed, of the Company’s acquisition of p2k, based on their estimated fair values as indicated below. The business combination accounting is not yet complete and the amounts assigned to the assets acquired and the liabilities assumed are provisional. Therefore, this may result in future adjustments to the provisional amounts as new information is obtained about the facts and circumstances that existed at the acquisition date.

Purchase Price Allocation:
Customer list	$1,045,000
Design and other assets	$123,000
Goodwill	$642,388
Other assets and liabilities assumed, net	$(121,453)
Total	$1,688,935

The following is the unaudited pro forma information assuming the acquisition of p2k occurred on October 1, 2018:

	For the Three Months Ended		For the Six Months Ended
	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019
Net sales	$3,716,725	$924,906	$5,006,806	$1,409,906

Net loss	$(5,970,217)	$(7,770,325)	$(7,851,673)	$(10,044,709)

Loss per common share - basic and diluted	$(1.15)	$(1.84)	$(1.56)	$(2.52)

Weighted average common shares outstanding - basic and diluted	5,188,384	4,217,662	5,031,749	3,980,517

The unaudited pro forma consolidated financial results have been prepared for illustrative purposes only and do not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred on the first day of the earliest period presented, or of future results of the consolidated entities. The unaudited pro forma consolidated financial information does not reflect any operating efficiencies and cost savings that may be realized from the integration of the acquisition. All transitions that would be considered inter-company transactions for proforma purposes have been eliminated.

4. INVESTMENT IN INTERNATIONAL LAND ALLIANCE

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

Pursuant to the terms of the SPA, ILAL sold, and the Company purchased 1,000 shares of Series B Preferred Stock (the “Preferred Stock”) of ILAL for an aggregate purchase price of US $500,000 (the “Stock Transaction”), less certain expenses and fees. The Series B Preferred Stock will accrue cumulative in kind accruals at a rate of 12% per annum and shall increase by 10% per annum upon the occurrence of any trigger event. ILAL may redeem by paying in cash within 9 months from the issuance date. The Preferred Stock becomes convertible into common stock after 9 months or when certain triggering events occur. In the event of a conversion of any shares of the Preferred Stock, the number of conversion shares is equal to the face value of the Preferred Stock divided by the applicable Conversion Price (defined at 65% of the 5 lowest individual daily volume weighted average prices of the Common Stock from issuance to conversion less $0.05 per share, but no less than the Floor Price ($0.01). While the Preferred Stock is outstanding if triggering events occur, the Conversion Rate may be decreased by 10% and the accrual rate increased by 10% for each triggering event.

The Company believes that, pursuant to the terms and conditions of the SPA, at least two triggering events have occurred. Under this good faith belief, the Company believes that as a result of the occurrence of these triggering events, the Series B Preferred stock should be convertible at the Company’s option, and the interest and conversion rate should be adjusted by 10% for each such occurrence.

The Preferred Stock is recorded as an AFS debt security and is reported at its estimated fair value as of March 31, 2020. As of March 31, 2020, the Company has identified a derivative instrument in accordance with ASC Topic No. 815 due to the variable conversion feature upon certain triggering events that occurred during the period. Topic No. 815 requires the Company to account for the conversion feature on its balance sheet at fair value and account for changes in fair value as a derivative gain or loss.

The Black-Scholes model utilized the following inputs to value the derivative asset at the date in which the derivative asset was determined through March 31, 2020.

Fair value assumptions:	March 31, 2020
Risk free interest rate	0.17%
Expected term (months)	4
Expected volatility	152%
Expected dividends	0%

In connection with the Stock Transaction, ILAL issued 350,000 shares of its common stock to the Company as commitment shares. The commitment shares are recorded at $252,000, or $0.72 per share, which was the quoted price of the shares on March 31, 2020.

5. CAPITALIZED SOFTWARE

Capitalized software consists of the following as of March 31, 2020 and September 30, 2019:

	March 31, 2020	September 30, 2019
mVSO software	$437,136	$352,211
mPulse software	741,846	741,846
Capitalized Software:	1,178,982	1,094,057
Less: accumulated amortization	(118,565)	(38,860)
Capitalized Software, net	$1,060,417	$1,055,197

Capitalized software amortization recorded as cost of revenues and product development expense for the six months ended March 31, 2020 and 2019 was $79,705 and $689,741,  respectively.

6. INTANGIBLE ASSETS

Intangible assets consist of the following as of March 31, 2020 and September 30, 2019:

	March 31, 2020	September 30, 2019
Patents	$74,112	$74,112
Websites	8,115	16,482
Customer list and non-compete agreement	6,767,024	5,722,024
Design assets	123,000	—
Trademarks	5,928	5,928
Trade secrets	4,370,269	4,370,269
Intangible assets:	11,348,448	10,188,815
Less: accumulated amortization	(4,019,659)	(2,758,733)
Intangible assets, net	$7,328,789	$7,430,082

Amortization expense for the six months ended March 31, 2020 and 2019 was $1,269,293 and $635,955, respectively.

7. FIXED ASSETS

Fixed assets consist of the following as of March 31, 2020 and September 30, 2019:

	March 31, 2020	September 30, 2019
Machinery and equipment	$201,856	$212,082
Leasehold improvements	17,965	—
Furniture and fixtures	110,586	75,121
Total	330,407	287,203
Less: accumulated depreciation	(186,512)	(142,133)
Fixed assets, net	$143,895	$145,070

Depreciation expense for the six months ended March 31, 2020 and 2019 was $32,071 and $21,164, respectively.

8. LOANS

Long term

Long-term loans payable consist of the following:	March 31, 2020	September 30, 2019

Promissory notes	$150,000	$150,000

Total	$150,000	$150,000

Current

Current loans payable consist of the following:	March 31, 2020	September 30, 2019

Promissory notes	$—	$50,000
Insurance financing loans	—	17,467
Current loans payable:	—	67,467
Unamortized debt discount	—	—

Total, net of unamortized discount	$—	$67,467

Promissory Notes

On September 5, 2017, the Company executed a 9% secured promissory note with a face value of $150,000 with an investor. Under the terms of the promissory note, the Company received $150,000 and agreed to make monthly interest payments and repay the note principal 24 months from the date of issuance. On September 5, 2019, the investor extended the maturity date to September 5, 2021 and the modification was not deemed substantial. The note is secured by 15,000 shares which are held in escrow and would be issued to the note holder only in the case of an uncured default. As of March 31, 2020, the Company owed $150,000 in principal and $0 in accrued interest under the terms of the agreement and recorded interest expense of $6,767 and $6,729 during the six months ended March 31, 2020 and 2019, respectively.

On November 11, 2017, the Company executed a 10% secured promissory note with a face value of $100,000 with an investor. Under the terms of the promissory note the Company received $100,000 and agreed to make monthly interest payments and repay the note principal 24 months from the date of issuance. The note was secured by 10,000 shares which would be issued to the note holder only in the case of an uncured default. The Company repaid all principal and outstanding interest on August 13, 2019 and the 10,000 shares of common stock held as collateral were returned to treasury and cancelled on August 26, 2019. The Company recorded interest expense of $0 and $4,985 for the six months ended March 31, 2020 and 2019, respectively.

On December 5, 2017, the Company executed a 9% secured promissory note with a face value of $50,000 with an investor. Under the terms of the promissory note the Company received $50,000 and agreed to make monthly interest payments and repay the note principal 24 months from the date of issuance. The note was secured by 5,000 shares which would be issued to the note holder only in the case of an uncured default. The Company repaid all principal and outstanding interest on December 5, 2019 and the 5,000 shares of common stock held as collateral were returned to treasury and cancelled on January 13, 2020. The Company recorded interest expense of $802 and $2,247 for the six months ended March 31, 2020 and 2019, respectively.

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

On July 19, 2019, an investor converted $500,000 in principal and $175,000 in interest as a conversion premium, for 45,109 shares of the Company common stock at an effective conversion price of $15.00 due to a trigger event for the Company not filing its annual report on Form 10-K for the fiscal year ended September 30, 2018 on or before December 31, 2018.

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

On February 10, 2020, in accordance with the terms of the agreement the investor was issued an additional 100,000 shares of common stock due to the decrease in stock price resulting in an effective conversion price of $3.15.

On February 21, 2020, in accordance with the terms of the agreement the investor was issued an additional 108,770 shares of common stock due to the decrease in stock price resulting in an effective conversion price of 2.69.

On March 2, 2020, in accordance with the terms of the agreement the investor was issued an additional 167,100 shares of common stock due to the decrease in stock price resulting in an effective conversion price of $1.87.

On March 5, 2020, in accordance with the terms of the agreement the investor was issued an additional 154,835 shares of common stock due to the decrease in stock price resulting in an effective conversion price of $1.83.

On March 13, 2020, in accordance with the terms of the agreement the investor was issued an additional 116,000 shares of common stock due to the decrease in stock price resulting in an effective conversion price of $1.50.

On March 20, 2020, in accordance with the terms of the agreement the investor was issued an additional 163,800 shares of common stock due to the decrease in stock price resulting in an effective conversion price of $1.50.

The aggregate debt discount has been accreted and charged to interest expenses as a financing expense in the amount of $355,972 during the six months ended March 31, 2020.

The Debenture at March 31, 2020 consists of:

Principal	$1,250,000
Unamortized debt discount	(427,502)
Total, net of unamortized discount	822,498

On March 4, and March 13, 2020 the Company entered into amendments (the “Amendments”) with the Investor.

The Amendments amended the SPA and Debenture, as follows:

1)

A Floor Price of $1.50 per share of Common Stock was placed on conversions by the Investor under the Debenture, with the Floor Price on the First Debenture not applying in the occurrence of an event of default;

2)	Lowered the closing price of the Common Stock which may trigger an event of default from $5.00 per share to $1.75 per share for 5 consecutive trading days provided that any event of default will not be triggered, if at all, until after June 11, 2020;
3)	Deleted the requirement that the Investor convert the Debenture at maturity and
4)	Allowed the Company, for a period of 90 days from March 13, 2020, to not reserve or issue to the Investor more shares of Common Stock than were reserved for the Investor prior to March 31, 2020.

On April 15, 2020, the Investor fully converted the remaining principal and interest into shares of the Company’s Common Stock. (See note 17 for additional details)

Long-Term convertible notes

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

The Debenture at March 31, 2020 consists of:

Principal	$10,750,000
Unamortized debt discount	(5,625,342)
Total, net of unamortized discount	$5,124,658

The aggregate debt discount has been accreted and charged to interest expenses as a financing expense in the amount of $2,694,863 during the six months ended March 31, 2020.

On March 4, and March 13, 2020 the Company entered into amendments (the “Amendments”) with the Investor.

The Amendments amended the SPA and Debenture, as follows:

1)	A Floor Price of $1.50 per share of Common Stock was placed on conversions by the Investor under the Debenture, not applying in the occurrence of an event of default;
2)	Lowered the closing price of the Common Stock which may trigger an event of default from $5.00 per share to $1.75 per share for 5 consecutive trading days provided that any event of default will not be triggered, if at all, until after June 11, 2020;
3)	Deleted the requirement that the Investor convert the Debenture at maturity and
4)	Allowed the Company, for a period of 90 days from March 13, 2020, to not reserve or issue to the Investor more shares of Common Stock than were reserved for the Investor prior to March 31, 2020.
5)	The Company and the Investor also agreed to remove the Second Closing and Company Option to sell an aggregate of an additional $10,000,000 in securities under the Debenture. As a result of these changes, the Company was authorized to terminate any and all documentation related to the 100,000 shares of Series B Preferred Stock that the Company’s Board of Directors had previously voted to designate back on April 16, 2019.

On May 5, 2020, the investor converted $750,000 of principal and $112,500 of accrued interest into 575,000 shares of Common Stock. (See note 17 for additional details)

On May 6, 2020, the investor converted $600,000 of principal and $90,000 of accrued interest into 460,000 shares of Common Stock. (See note 17 for additional details)

On May 7, 2020, the investor converted $595,000 of principal and $89,250 of accrued interest into 456,167 shares of Common Stock. (See note 17 for additional details)

On May 8, 2020, the investor converted $350,000 of principal and $52,500 of accrued interest into 268,333 shares of Common Stock. (See note 17 for additional details)

10. LEASES

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

The Company has operating leases under which it leases its branch offices and corporate headquarters, one of which is with a related party. Upon adoption of the new lease guidance, on October 1, 2019, the Company recorded a right of use asset and corresponding lease liability of $85,280 and $85,280, respectively, on the consolidated balance sheet. As of March 31, 2020, the Company's operating lease right of use asset and operating lease liability totaled $63,554 and $64,033, respectively. A weighted average discount rate of 10% was used in the measurement of the right of use asset and lease liability as of October 1, 2019. As the rate implicit in the lease is not readily determinable, the Company's incremental collateralized borrowing rate is used to determine the present value of lease payments. This rate gives consideration to the applicable Company collateralized borrowing rates and is based on the information available at the commencement date. The Company has elected to apply the short-term lease measurement and recognition exemption to leases with an initial term of 12 months or less; therefore, these leases are not recorded on the Company’s Consolidated Balance Sheet, but rather, lease expense is recognized over the lease term on a straight-line basis.

The Company's leases have remaining lease terms between one to two years, with a weighted average lease term of 0.9 years at March 31, 2020. Some leases include multiple year renewal options.  The Company’s decision to exercise these renewal options is based on an assessment of its current business needs and market factors at the time of the renewal. Currently, the Company has no leases for which the option to renew is reasonably certain and therefore, options to renew were not factored into the calculation of its right of use asset and lease liability as of October 1, 2019.

The following is a schedule of the Company's operating lease liabilities by contractual maturity as of September 30, 2019:

Fiscal year ending September 30, 2020	$25,448
Fiscal year ending September 30, 2021	43,170
Total Lease Payments	68,618
Less: imputed interest	(4,585)
Total present value of lease liabilities	$64,033

Total operating lease costs of $48,459 and $38,523 the six months ended March 31, 2020 and 2019, respectively, were included as part of administrative expense.

11. RELATED PARTY TRANSACTIONS

Zachary Bradford – Chief Executive Officer, Director and Former Chief Financial Officer

During the six months ended March 31, 2019, the Company had a consulting agreement with ZRB Holdings, Inc., an entity wholly owned by Zachary Bradford, our Chief Executive Officer and director, for management services. In accordance with this agreement, as amended, Mr. Bradford earned $190,140, during the six months ended March 31, 2019. The agreement was terminated in October 2019 when Mr. Bradford stepped down as the CFO and took the position of CEO and accepted the associated employment agreement.

During the six months ended March 31, 2020, the Company paid Blue Chip Accounting, LLC (“Blue Chip”) $55,199 for accounting, tax, administrative services and reimbursement for office supplies. Blue Chip is 50% beneficially owned by Mr. Bradford. Blue Chip performed all services at discounted rates and none of the charges were associated with work performed by Mr. Bradford. The services consisted of preparing and filing tax returns, bookkeeping, accounting and administrative support assistance. The Company also sub-leases office space from Blue Chip (see note 10 for additional details). During the six months ended March 31, 2020, $5,575 was paid to Blue Chip for rent.

Bryan Huber – Former Officer and Director

On August 28, 2018, the Company executed an agreement with Zero Positive, LLC an entity controlled by Mr. Huber. In accordance with the agreement with Zero Positive, LLC, Mr. Huber earned $125,154 and $85,209, during the six months ended March 31, 2020 and 2019.

On March 12, 2019, the Agreement was terminated upon the execution of a separation agreement. All amounts owed from all agreements totaling $90,000 were paid in full.

On September 28, 2018, in connection with the consulting agreement executed with Zero Positive, LLC, the Company issued warrants to purchase 90,000 shares of common stock at an exercise price of $8.00 per share to Zero Positive. The warrants were valued at $2,607,096 using the Black Scholes option pricing model based upon the following assumptions: term of 10 years, risk free interest rate of 3.05%, a dividend yield of 0% and volatility rate of 191%. The warrants vest as follows: 30,000 vested immediately, the balance vest evenly on the last day of each month over forty-two months beginning August 31, 2018. As of March 31, 2020, 54,286 warrants had vested, and the Company recorded an expense of $248,295 and 248,295 during the six months ended March 31, 2020 and 2019.

 Matthew Schultz- Chairman of the Board and Former Chief Executive Officer

The Company has a consulting agreement with Matthew Schultz, our former Chief Executive Officer, for management services. In accordance with this agreement, as amended, Mr. Schultz earned $0 and $48,000, respectively during the six months ended March 31, 2020 and 2019. The agreement was terminated on October 7, 2019 when Mr. Schultz stepped down as the CEO and took the position of Chairman of the Board. Mr. Schultz received $126,000 as compensation for his services as chairman of the board during the six months ended March 31, 2020.

The Company additionally entered into an agreement   on November 15, 2019 with an organization to provide general investor relations and consulting services that Mr. Schultz is affiliated with. The Company paid the organization $49,500 in fees plus $176,000 in expense reimbursements for the six months ended March 31, 2020. The agreement was terminated in March 2020.

Larry McNeill, Roger Beynon, Dr. Tom Wood –Directors

Effective January 1, 2019, the Company agreed to pay non-executive independent board members $2,500 per month. Mr. McNeill earned $15,000 and $15,000 in Board compensation during the six months ended March 31, 2020 and 2019. Mr. Beynon and Dr. Wood each earned $15,000 and $0 in Board compensation during the six months ended March 31, 2020 and 2019.

12. STOCKHOLDERS EQUITY

Overview

The Company’s authorized capital stock consists of 20,000,000 shares of common stock and 10,000,000 shares of preferred stock, par value $0.001 per share. As of March 31, 2020, there were 5,745,415 shares of common stock issued and outstanding and 1,750,000 shares of preferred stock issued and outstanding.

On December 10, 2019, the Financial Industry Regulatory Authority (“FINRA”) approved the Company’s 1:10 reverse stock split of the Company’s common stock. The reverse stock split took effect on December 11, 2019. Unless otherwise noted, impacted amounts and share information in the consolidated financial statements and notes thereto as of and for the periods ended March 31, 2020 and September 30, 2019, have been adjusted for the stock split as if such stock split occurred on the first day of the first period presented.

Amendment to Articles of Incorporation

On August 9, 2019, the Company filed a Certificate of Amendment to its Articles of Incorporation to increase its authorized shares of common stock from 100,000,000 to 200,000,000. The amendment was previously approved by written consent of the Company’s Board and more than a majority of the voting power of its stockholders and delivered to stockholders of record as of the close of business July 2, 2019 pursuant to a Definitive Information Statement on Schedule 14C. As a result of the reverse split mentioned above, the effect of the filed amendment reduced the authorized shares to 20,000,000.

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

The rights of the holders of Series A Preferred Stock are defined in the relevant Amendment to the Certificate of Designation filed with the Nevada Secretary of State on October 9, 2019.

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

On March 6, 2020, the Company withdrew the Certificate of Designation for the Series B Preferred Stock. At the time of withdrawal, no shares of Series B Preferred Stock were issued and outstanding.

Common Stock issuances during the six months ended March 31, 2020

The Company issued 997,605 shares of common stock in accordance with the terms of the convertible debt agreement due to the decrease in stock price. (See Note 9 for additional details.)

The Company issued 2,000 shares of common stock for services rendered to an independent consultant.

The Company issued 793 shares of common stock as a result of rounding related to the reverse stock split.

The Company issued 95,699 shares of common stock in relation to the acquisition of p2k (See note 3 for additional details.)

Common stock returned during the six months ended March 31, 2020

As a result of a note payoff on December 5, 2019, 5,000 shares common stock were returned to treasury and cancelled on January 13, 2020.

As a result of the cancellation of an investor relations services contract, 25,000 shares were returned to treasury and cancelled on February 10, 2020.

Series A Preferred Stock issuances during the six months ended March 31, 2020

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

Common Stock issuances during the six months ended March 31, 2019

During the period commencing October 1, 2018 through March 31, 2019, the Company received $361,800 from 14 investors pursuant to private placement agreements with the investors to purchase 45,225 shares of the Company’s common stock at a purchase price equal to $8.00 for each share of common stock.

On September 11, 2018, the Company entered into an agreement with Regal Consulting, LLC for investor relations services. Under this agreement the Company agreed to issue 3,000 shares of the Company’s common stock per month as compensation for services plus additional cash compensation. During the six months ended March 31, 2019, the Company issued a total of 18,000  shares of its common stock in accordance with the agreement. Stock compensation of $531,600 was recorded as a result of the stock issued under the agreement.

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

On January 7, 2019, an investor converted $2,500,000 in principal and $875,000 in interest as a conversion premium, for 178,472 shares of the Company’s common stock at an effective conversion price of $18.90.

On January 22, 2019, in accordance with a merger agreement, the Company issued 175,000 shares of the Company’s common stock.

On February 26, 2019, a total of 24,628 shares of the Company’s common stock were issued in connection with the cashless exercise of 25,000 common stock warrants at an exercise price of $0.83.

On March 6, 2019, the investor converted $1,000,000 in principal and $350,000 in interest as a conversion premium, for 71,389 shares of the Company’s common stock at an effective conversion price of $18.90.

On March 26, 2019, a total of 48,857 shares of the Company’s common stock were issued in connection with the cashless exercise of 50,000 common stock warrants at an exercise price of $0.83.

Common stock returned during the six months ended March 31, 2019

As a result of a conversion of a note on September 21, 2018, 13,750 shares common stock were returned to treasury and cancelled on December 21, 2018.

As a result of a note payoff on January 3, 2019, 13,750 shares of common stock were returned to treasury and cancelled on January 8, 2019.

13. STOCK WARRANTS

The following is a summary of stock warrant activity during the six months ended March 31, 2020.

	Number of Warrant Shares	Weighted Average Exercise Price
Balance, September 30, 2019	1,314,063	$21.62
Warrants granted	—	$—
Warrants expired	—	—
Warrants canceled	—	—
Warrants exercised	—	—
Balance, March 31, 2020	1,314,063	$21.62

As of March 31, 2020, the outstanding warrants have a weighted average remaining term of was 2.40 years and an intrinsic value of $88,500.

As of March 31, 2020, there are warrants exercisable to purchase 1,282,636 shares of common stock in the Company and 31,429 unvested warrants outstanding that cannot be exercised until vesting conditions are met. 996,198 of the warrants require a cash investment to exercise as follows, 5,000 required a cash investment of $8.00 per share, 449,865 require a cash investment of $15.00 per share, 125,000 require a cash investment of $20.00 per share, 103,000 require a cash investment of $25.00 per share, 200,000 require an investment of $35.00 per share, 10,000 require an investment of $40.00 per share, 60,000 require an investment of $50.00 per share, 38,333 require a cash investment of $75.00 per share and 5,000 require a cash investment of $100.00 per share. 317,865 of the outstanding warrants contain provisions allowing a cashless exercise at their respective exercise prices.

Warrant activity for the six months ended March 31, 2019

On October 15, 2018, the Company entered into an agreement with a consultant for services. Under this agreement the Company agreed to issue 3,000 warrants to purchase shares of the Company’s common stock at an exercise price of $25.00 for a period of five years which vest evenly over a six-month period from the agreement date. During the six months ended March 31, 2020 and 2019 the Company recorded stock compensation of $0 and $68,643 as a result of the stock issued under the agreement. The warrants were valued using the black-Scholes valuation model.

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

On August 28, 2018, in connection with the Consulting agreement executed with Zero Positive, LLC the Company issued warrants to purchase 90,000 shares of common stock at an exercise price of $8.00 per share to Zero Positive. The warrants were valued at $2,607,096 using the Black Scholes option pricing model. The warrants vest as follows: 30,000 warrants vested immediately, the balance vest evenly on the last day of each month over the forty-two months beginning August 31, 2018. As of March 31, 2020, 58,571 warrants had vested, and the Company recorded an expense of $248,295 and 248,295 during the six months ended March 31, 2020 and 2019. (See Note 9 for additional details.)

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

On February 26, 2019, a total of 24,628 shares of the Company’s common stock were issued in connection with the cashless exercise of 25,000 common stock warrants at an exercise price of $0.83.

On March 26, 2019, a total of 48,857 shares of the Company’s common stock were issued in connection with the cashless exercise of 50,000 common stock warrants at an exercise price of $0.83.

As of March 31, 2020, the Company expects to recognize $910,415 of stock-based compensation for the non-vested outstanding warrants over a weighted-average period of 1.8 years.

14. STOCK OPTIONS

The Company sponsors a stock-based incentive compensation plan known as the 2017 Incentive Plan (the “Plan”), which was established by the Board of Directors of the Company on June 19, 2017. A total of 300,000 shares were initially reserved for issuance under the Plan. As of March 31, 2020, there were 10,513 shares available for issuance under the plan.

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

The following is a summary of stock option activity during the six months ended March 31, 2020.

	Number of Option Shares	Weighted Average Exercise Price
Balance, September 30, 2019	81,254	$11.82
Options granted	233,233	$5.28
Options expired	25,000	8.00
Options cancelled	—	—
Options exercised	—	—
Balance, March 31, 2020	289,487	$6.88

As of March 31, 2020, there are options exercisable to purchase 261,577 shares of common stock in the Company. As of March 31, 2020, the outstanding options have a weighted average remaining term of was 2.49 years and an intrinsic value of $0.

Option activity for the six months ended March 31, 2020

During the six months ended March 31, 2020, the Company issued 233,233 options to purchase shares of common stock to employees, the shares were granted at quoted market prices ranging from $4.50 to $8.50. The options were valued at issuance using the Black Scholes model and stock compensation expense of $716,740 was recorded as a result of the issuances.

The Black-Scholes model utilized the following inputs to value the options granted during the six months ended March 31, 2020:

Fair value assumptions – Options:	March 31, 2020
Risk free interest rate	0.85-1.73%
Expected term (years)	3-5
Expected volatility	124%-209%
Expected dividends	0%

As of March 31, 2020, the Company expects to recognize $291,084  of stock-based compensation for the non- vested outstanding options over a weighted-average period of 2.54 years.

Option activity for the six months ended March 31, 2019

During the six months ended March 31, 2019, the Company issued 11,737 options to purchase shares of common stock to employees, the shares were granted at quoted market prices ranging from $15.10 to $59.00. The options were valued at issuance using the Black Scholes model and stock compensation expense of $220,000 was recorded as a result of the issuances.

On March 10, 2018 the Company issued a total of 25,000 options to four consultants for advisory services. The options vest evenly 12 months from issuance. The options expire 24 months after issuance and require a cash investment to exercise. The options were valued at issuance using the Black Scholes model at $342,500 and amortized of the term of the agreement. During the six months ended March 31, 2019, $191,425 was expensed as stock-based compensation.

The Black-Scholes model utilized the following inputs to value the options granted during the six months ended March 31, 2019:

Fair value assumptions – Options:	March 31, 2019
Risk free interest rate	2.21-2.91%
Expected term (years)	3
Expected volatility	256%-271%
Expected dividends	0%

15. COMMITMENTS AND CONTINGENCIES

Office leases

Utah Corporate Office

On November 22, 2019, the company entered into a lease to relocate the corporate office to 1185 South 1800 West, Suite 3, Woods Cross, UT 84047. The agreement calls for the Company to make payments of $2,300 in base rent per month through February 28, 2021. The lease term is on an annual basis beginning on March 1, 2020.

San Diego Office

On May 15, 2018, the Company executed a 37-month lease agreement, which commenced on July 1, 2018 at 4360 Viewridge Avenue, Suite C, San Diego, California. The agreement calls for the Company to make payments of $4,057 in base rent per month through July 31, 2021 subject to an annual 3% rent escalation. Future minimum lease payments under the operating leases for the facilities as of March 31, 2020, are as follows:

Fiscal year ending (six months remaining) September 30, 2020	$25,448

Fiscal year ending September 30, 2021	$43,170

Las Vegas Offices

On January 2, 2020, the Company entered into a sublease agreement for office space at 8475 S. Eastern Ave., Suite 200, Las Vegas, NV 89123. The agreement calls for the Company to make monthly payments of $1,575 in base rent through January 1, 2021. The lease term is on an annual basis beginning January 2, 2020.

The Company assumed p2k’s lease agreement entered into on October 17, 2017 at 7955 W. Badura Ave., Suite 1040, Las Vegas, NV 89113. The agreement calls for $1,801  in base rent through October 31, 2020. The lease expires on October 31, 2020.  The Company does not expect to renew.

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

 16. MAJOR CUSTOMERS AND VENDORS

For the six months ended March 31, 2020 and 2019, the Company had the following customers that represented more than 10% of sales.

	March 31, 2020	March 31, 2019
Customer A	55.5%	35.8%
Customer B	24.4%	—
Customer C	—	44%
Customer D	—	14.2%

For the six months ended March 31, 2020 and 2019, the Company had the following suppliers that represented more than 10% of direct material costs. Internally developed product costs and labor for services rendered are excluded from the calculation.

	March 31, 2020	March 31, 2019
Vendor A	92.27%	83.1%

17. SUBSEQUENT EVENTS

COVID-19 Joint Venture

On April 6, 2020, the Company entered into a joint venture agreement with international partners to procure, distribute and supply masks, gowns, gloves, and other Personal Protective Equipment (PPE) to be supplied to hospitals and frontline medical personnel. The agreement is effective until December 31, 2020, unless otherwise extended by unanimous consent of the members of the joint venture, including the Company.

The Manager of the joint venture, which is not the Company or its affiliates, will have the duty to manage the day-to-day business of the joint venture, monitor the financial, business and operational affairs of the joint venture and take all responsibilities related to the procurement and delivery of products and related matters. The Company contributed the necessary capital in the amount of $660,000 on April 6, 2020 to assist with the importation of these products into the United States, with the potential for additional monies to be lent by the Company to the joint venture, upon mutual consent if necessary.

Conversion of convertible promissory notes

On April 8, 2020, in accordance with the terms of the December 31, 2018 Securities Purchase Agreement, the Investor was issued an additional 172,400 shares of common stock due to the decrease in stock price resulting in an effective conversion price of $1.50. (see note 9 for additional details)

On April 9, 2020, in accordance with the terms of the December 31, 2018 Securities Purchase Agreement, the Investor was issued an additional 794,308 shares of common stock due to the decrease in stock price resulting in an effective conversion price of $1.50. (see note 9 for additional details)

On April 15, 2020, in connection with December 31, 2018 Securities Purchase Agreement, the Investor converted $1,250,000 in principal and $437,500 in interest as a conversion premium, for 1,125,000 shares of the Company’s common stock at an effective conversion price of $1.50 due to a trigger event for the Company not filing its annual report on Form 10-K for the fiscal year ended September 30, 2018 on or before December 31, 2018. (see note 9 for additional details)

On May 5, 2020, in connection with the Securities Purchase Agreement dated April 17, 2019, the investor converted $750,000 in principal and $112,500 in interest as a conversion premium for 575,000 shares of the Company’s common stock at an effective conversion price of $1.50. (see note 9 for additional details)

On May 6, 2020, in connection with the Securities Purchase Agreement dated April 17, 2019, the investor converted $600,000 in principal and $90,000 in interest as a conversion premium for 460,000 shares of the Company’s common stock at an effective conversion price of $1.50. (see note 9 for additional details)

On May 7, 2020, in connection with the Securities Purchase Agreement dated April 17, 2019, the investor converted $595,000 in principal and $89,250 in interest as a conversion premium for 456,167 shares of the Company’s common stock at an effective conversion price of $1.50. (see note 9 for additional details)

On May 8, 2020, in connection with the Securities Purchase Agreement dated April 17, 2019, the investor converted $350,000 in principal and $52,500 in interest as a conversion premium for 268,333 shares of the Company’s common stock at an effective conversion price of $1.50. (see note 9 for additional details)

On May 11, 2020, in connection with the Securities Purchase Agreement dated April 17, 2019, the investor converted $350,000 in principal and $52,500 in interest as a conversion premium for 268,333 shares of the Company’s common stock at an effective conversion price of $1.50. (see note 9 for additional details)

Amendment of convertible promissory notes

On May 1, 2020, the Company entered into a third amendment (the “Third Amendment”) with the Investor. The Third Amendment amended the Securities Purchase Agreements and Debentures dated December 31, 2018 and April 17, 2019 that were previously amended on March 4, 2020 and March 13, 2020.

As provided in the Third Amendment, the Company will not be required to reserve or issue to Investor more shares of Common Stock than were reserved for Investor prior to the Amendment Date until September 29, 2020.

In addition, the Company previously amended the Agreement to lower the Closing Price of the Common Stock which may trigger an Event of Default from $5.00 per share under the Agreements down to $1.75 per share for 5 consecutive Trading Days after June 11, 2020. The Third Amendment further amended this clause in the Agreements to provide that an Event of Default under this provision would not be triggered, if at all, until after September 29, 2020.

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

Our Switchgear Acquisition

As an energy technology company, part of our business model is to assess our technologies, product offerings and business direction and determine whether any strategic acquisitions would benefit us. In line with our focus, on January 22, 2019, we acquired the outstanding capital stock of Pioneer Critical Power, Inc., a Delaware corporation (“Pioneer”), which we have since renamed and redomiciled to the State of Nevada and changed the name to CleanSpark Critical Power Systems Inc.

As consideration for the transaction, we issued to its sole shareholder Pioneer Power Solutions, Inc. (“Pioneer Power”) a total of 175,000 shares of our common stock, a 5-year warrant to purchase 50,000 shares of our common stock at an exercise price of $16.00 per share and a 5-year warrant to purchase 50,000 shares of our common stock at an exercise price of $20.00 per share.

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

Our acquisition of p2kLabs, Inc.

As CleanSpark continues to drive towards profitability and further market and sell CleanSpark software and controls, our acquisition of p2kLabs, Inc. not only contributes additional revenues, but also adds depth to our team in sales, marketing, design and software development.

We plan to maximize the value of our offering, internalize what would otherwise be expenses, and diversify our ability to better serve our valued clients.

As consideration for the transaction, we issued to its sole shareholder, Amer Tadayon, a total of 95,699 shares of our common stock and paid $1,155,000 in cash.

The parties also signed additional agreements in connection with the transaction, as previously disclosed in our SEC filings, mainly an employment agreement with Amer Tadayon. See note 3 for details.

Nasdaq Listing

On January 24, 2020, the Company was approved for listing on the Nasdaq Capital Market (“Nasdaq”).

Our COVID-19 Joint Venture

CleanSpark entered into a joint venture agreement with international partners to procure, distribute and supply masks, gowns, gloves, and other Personal Protective Equipment (PPE) to be supplied to hospitals and frontline medical personnel.

In connection with its contribution of capital, the Company will receive $0.20 per unit sold through use of its funds, with the ability to re-invest the contributed capital for follow-on purchases at least four (4) times over with the option to continue to reinvest upon mutual agreement. Such proceeds will either be distributed to the Company as soon as commercially reasonable after receipt from such customer or at the Company’s option reinvested for additional purchases.

Results of operations for the three months ended March 31, 2020 and 2019

Revenues

Revenues increased to $3,658,283 during the three months ended March 31, 2020, as compared with $723,899 in revenues for the same period ended 2019 primarily due to revenue from our switchgear products.

Gross Profit

Our cost of revenues was $2,954,246 for the three months ended March 31, 2020, resulting in gross profit of $704,037, as compared with cost of revenues of $592,018 for the three months ended March 31, 2019, resulting in gross profit of $131,881.

Our cost of revenues for the three months ended March 31, 2020 was mainly the result of manufacturing and service expenses.

Cost of goods sold increased to $2,921,548 for the three months ended March 31, 2020, from $330,882 for the same period ended 2019. Our product sale consisted mainly of the cost of contract manufacturing for our switchgear products.

Our cost of services  decreased to 32,698 for the three months ended March 31, 2020, from $261,136 for the same period ended 2019. Our service, software and related revenues expenses for the three months ended March 31, 2020, and 2019 consisted mainly of allocated payroll costs of employees and consultants and subcontractors for services rendered from our acquisition of p2k and installation of solar panels and energy storage.

Operating Expenses

We had operating expenses of $2,976,089 for the three months ended March 31, 2020, as compared with $2,719,564 for the three months ended March 31, 2019.

Professional fees decreased to $1,005,991 for the three months ended March 31, 2020, from $1,406,269 for the same period ended March 31, 2019. Our professional fees expenses for the three months ended March 31, 2020 consisted mainly of officers and directors’ consulting fees of $316,154, consulting fees of $693,040, and accounting, audit and review fees of $22,505 and stock-based compensation of $245,231. Our professional fees expenses for the three months ended March 31, 2019 consisted mainly of officers’ consulting fees of $335,488, consulting fees of $451,293, and audit and review fees of $34,099 and stock-based compensation of $554,576. Professional fees decreased in 2020 mainly as a result of decreased stock-based compensation.

Payroll expenses increased to $984,380 for the three months ended March 31, 2020, from $313,170 for the same period ended 2019. Our payroll expenses for the three months ended March 31, 2020 consisted mainly of salary and wages expense of $955,680 and employee stock-based compensation of $28,700. Our payroll expenses for the three months ended March 31, 2019 consisted mainly of salary and wages expense of $211,920 and employee stock-based compensation of $101,250.

General and administrative fees increased to $311,131 for the three months ended March 31, 2020, from $159,408 for the same period ended 2019. Our general and administrative expenses for the three months ended March 31, 2020 consisted mainly of travel expenses of $48,378, rent expenses of $27,141, insurance expenses of $50,785, dues and subscriptions of $117,671 and office expense of $10,755. Our general and administrative expenses for the three months ended March 31, 2019 consisted mainly of travel expenses of $19,075, rent expenses of $19,119, insurance expenses of $28,556, dues and subscriptions of $16,350 and office expense of $8,011.

Product development expense decreased to $0 for the three months ended March 31, 2020, from $341,081 for the same period ended 2019. Our product development expenses for the three months ended March 31, 2020 and 2019 consisted mainly of amortization of capitalized software.

Depreciation and amortization expense increased to $674,587 for the three months ended March 31, 2020, from $499,636 for the same period ended 2019.

We expect that our operating expenses will increase in future quarters as we further implement our business plan. As we execute on customer contracts we may be required to hire and compensate additional personnel and support increased operational costs.

Other income (expenses)

Other income/(expenses) decreased to ($3,543,046) for the three months ended March 31, 2020, from ($5,176,857) for the same period ended March 31, 2019. Our other income/(expenses) for the three months ended March 31, 2020 consisted mainly of an unrealized loss on equity securities of ($210,000), derivative loss of ($1,441,763) and interest expense of ($1,891,283). Our other expenses for the three months ended March 31, 2019 consisted of interest expense of ($5,183,657) and gain on settlement of debt of 6,800.

Net Loss

We recorded a net loss of $5,815,098 for the three months ended March 31, 2020, as compared with a net loss of $7,764,540 for the same period ended March 31, 2019.

Results of operations for the six months ended March 31, 2020 and 2019

Revenues

Revenues increased to $4,635,107 during the six months ended March 31, 2020, as compared with $986,806 in revenues for the same period ended 2019 primarily due to revenue from our switchgear products.

Gross Profit

Our cost of revenues was $3,836,967 for the six months ended March 31, 2020, resulting in gross profit of $798,140, as compared with cost of revenues of $815,344 for the six months ended March 31, 2019, resulting in gross profit of $171,462.

Our cost of revenues for the six months ended March 31, 2020 was mainly the result of product sale and service, software and related revenues expenses.

Cost of goods sold   increased to $3,706,122 for the six months ended March 31, 2020, from $330,882 for the same period ended 2019. Our product sale expense for the six months ended March 31, 2020 consisted mainly of the cost of contract manufacturing for our switchgear products.

Cost of services   decreased to $130,845   for the six months ended March 31, 2020, from $484,462 for the same period ended 2019. Our service, software and related revenues expenses for the six months ended March 31, 2020, and 2019 consisted mainly of allocated payroll costs of employees and consultants and subcontractors for services rendered from our acquisition of p2k and installation of solar panels and energy storage.

Operating Expenses

We had operating expenses of $6,061,653 for the six months ended March 31, 2020, as compared with $4,499,054 for the six months ended March 31, 2019.

Professional fees increased to $2,522,578 for the six months ended March 31, 2020, from $2,422,276 for the same period ended March 31, 2019. Our professional fees expenses for the six months ended March 31, 2020 consisted mainly of officers and directors’ consulting fees of $466,154, consulting fees of $755,858, and accounting, audit and review fees of $94,160 and stock-based compensation of $831,412. Our professional fees expenses for the six months ended March 31, 2019 consisted mainly of officers’ consulting fees of $472,989, consulting fees of $634,454, and audit and review fees of $84,349 and stock-based compensation of $1,108,781. Professional fees increased in 2019 mainly as a result of increased stock-based compensation and other consulting related to increased business development efforts and audit and legal fees in connection with our SEC reporting obligations.

Payroll expenses increased to $1,695,919 for the six months ended March 31, 2020, from $473,521 for the same period ended 2019. Our payroll expenses for the six months ended March 31, 2020 consisted mainly of salary and wages expense of $1,640,260 and employee stock-based compensation of $59,688. Our payroll expenses for the six months ended March 31, 2019 consisted mainly of salary and wages expense of $298,521 and employee stock-based compensation of $175,000.

General and administrative fees increased to $541,792 for the six months ended March 31, 2020, from $256,397 for the same period ended 2019. Our general and administrative expenses for the six months ended March 31, 2020 consisted mainly of travel expenses of $79,963, rent expenses of $48,459, insurance expenses of $93,686,  dues and subscriptions of $169,038 and office expense of $21,200. Our general and administrative expenses for the six months ended March 31, 2019 consisted mainly of travel expenses of $27,034, rent expenses of $34,803, insurance expenses of $43,313, dues and subscriptions of $69,905 and office expense of $12,725.

Product development expense decreased to $0 for the six months ended March 31, 2020, from $689,741 for the same period ended 2019. Our product development expenses for the six months ended March 31, 2020 and 2019 consisted mainly of amortization of capitalized software.

Depreciation and amortization expense increased to $1,301,364 for the six months ended March 31, 2020, from $657,119 for the same period ended 2019.

We expect that our operating expenses will increase in future quarters as we further implement our business plan. As we execute on customer contracts we may be required to hire and compensate additional personnel and support increased operational costs.

Other income (Expenses)

Other income/(expenses) decreased to ($2,467,839)  for the six months ended March 31, 2020, from ($5,720,499) for the same period ended March 31, 2019. Our other income/(expenses) for the six months ended March 31, 2020 consisted mainly of an unrealized gain on equity securities of $158,868 , derivative gain of $824,891 and interest expense of ($3,451,598).  Our other expenses for the six months ended March 31, 2019 consisted of interest expense of $5,701,074, and loss on settlement of debt of 19,425.

Net Loss

We recorded a net loss of $7,731,352 for the six months ended March 31, 2020, as compared with a net loss of $10,048,091 for the same period ended March 31, 2019.

Liquidity and Capital Resources

As of March 31, 2020, we had total current assets of $8,837,770, consisting of cash, accounts receivable, and prepaid expenses and other current assets, and total assets in the amount of $22,996,671. Our total current and total liabilities as of March 31, 2020 were $5,123,889 and $10,398,547, respectively. We had working capital of $3,713,881 as of March 31, 2020.

Operating activities used $1,263,055 in cash for the six months ended March 31, 2020, as compared with $2,507,862 for the same period ended March 31, 2019. Our net loss of $7,731,352  was the main component of our negative operating cash flow for the six months ended March 31, 2020, offset mainly by unrealized gain on equity security of ($158,868), gain on derivative asset of ($824,891), depreciation and amortization of $1,301,364, amortization of capitalized software of $79,705, amortization of debt discounts of $3,000,959, and stock-based compensation of $910,200. Our net loss of $10,048,091 was the main component of our negative operating cash flow for the six months ended March 31, 2019, offset mainly by loss on settlement of debt of $19,425, depreciation and amortization of $657,119, amortization of capitalized software of $689,741, amortization of debt discounts of $5,605,182 and stock based compensation of $1,283,782.

Cash flows used by investing activities during the six months ended March 31, 2020 was $2,001,825, as compared with $356,680 for the same period ended March 31, 2019. Our acquisition of p2kLabs, Inc. of $1,141,990, investment in International Land Alliance and other equity securities of $750,000 and purchase of fixed assets of $24,910 were the main components of our negative investing cash flow for the six months ended March 31, 2020. Our investment in the capitalized software of $331,053 and purchase of fixed assets of $25,627 were the main components of our negative investing cash flow for the six months ended March 31, 2019.

Cash flows used by financing activities during the six months ended March 31, 2020 amounted to $67,467, as compared with cash received of $4,017,026 for the six months ended March 31, 2019. Our negative cash flows from financing activities for the six months ended March 31, 2020 consisted of repayments of $67,467 on promissory notes. Our positive cash flows from financing activities for the six months ended March 31, 2019 consisted of $361,800  in proceeds from the sale of common stock, $4,995,000 in net proceeds from convertible notes and $75,030 from related party debts off-set by repayments of $481,675 on promissory note, repayments of $555,000 on convertible debts and repayments of $457,820 on related party debts.

Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of our sales and marketing, the timing of new product introductions and the continuing market acceptance of our products and services.

Management believes that the Company has sufficient liquidity to satisfy its anticipated cash requirements for the next twelve months. However, there can be no assurance that our operations will become profitable or that external sources of financing, including the issuance of debt and/or equity securities, will be available at times and on terms acceptable to us, or at all.  The Company’s management prepares budgets and monitors the financial results of the Company as a tool to align liquidity needs to the recurring business requirements.

We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise monies on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.

Off Balance Sheet Arrangements

As of March 31, 2020, there were no off-balance sheet arrangements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2020. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2020, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified material weaknesses in the design of internal control related to the following areas: (i) Lack of documentation around the components of internal control and inadequate risk assessment process over the Company’s internal controls; and (ii) Inadequate controls over information technology.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

Management has implemented and continues to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively. The remediation actions include: (i) we intend to adopt a different financial reporting software that has increased controls built into the system functionality before the end of the fiscal year, in the interim we plan to implement additional controls to mitigate existing controls risks inherent to our existing accounting software; (ii) additional controls to improve risk assessment procedures to ensure all risks have been addressed.

We believe that these actions will remediate the material weaknesses, once management has performed its assessment of our internal controls over financial reporting including the remedial measures described above. The weakness will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed prior to the end of fiscal 2020.

Changes in Internal Control over Financial Reporting

Other than continuing with the remediation actions described above related to the material weakness in our internal controls, there has been no change in our internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any pending legal proceeding which would have a material impact to the Company. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A. Risk Factors

Please carefully consider the information set forth in this Quarterly Report on Form 10-Q and the risk factors discussed in Part I, Item I A. of our Annual Report on Form 10-K for the year ended September 30, 2019, which could materially affect our business, financial condition or future results. In evaluating our business, you should carefully consider the risk factors discussed in our Annual Report on Form 10-K, as updated by our subsequent filings under the Exchange Act. The occurrence of any of the risks discussed in such filings, or other events that we do not currently anticipate or that we currently deem immaterial, could harm our business, prospects, financial condition and results of operations. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Our business may be subject to risks arising from pandemic, epidemic, or an outbreak of diseases, such as the recent outbreak of the COVID-19 illness.

The recent outbreak of the novel strain of coronavirus, or COVID-19, which has been declared by the World Health Organization to be a “public health emergency of international concern,” has spread across the globe and is impacting worldwide economic activity. A public health pandemic, including COVID-19, poses the risk that we or our employees, contractors, suppliers, and other partners may be prevented from conducting business activities for an indefinite period of time, including due to shutdowns that may be requested or mandated by governmental authorities. While it is not possible at this time to estimate the impact that COVID-19 could have on our business, the continued spread of COVID-19 and the measures taken by the governments of countries affected could disrupt the supply chain and adversely impact our business, financial condition or results of operations. The COVID-19 outbreak and mitigation measures may also have an adverse impact on global economic conditions which could have an adverse effect on our business and financial condition. The extent to which the COVID-19 outbreak impacts our results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The information set forth below relates to our issuances of securities without registration under the Securities Act of 1933 during the reporting period which were not previously included in an Annual Report on Form 10-K, Quarterly Report on Form 10-Q, or Current Report on Form 8-K.

During the period commencing October 1, 2019 through March 31, 2020, the Company issued 233,233 options to purchase shares of common stock to employees. The options were granted at quoted market prices ranging from $4.50 to $8.50.

During the period commencing October 1, 2019 through March 31, 2020, the Company issued 2,000 shares of common stock and 750,000 shares of preferred stock, as compensation for services.

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

Date: May 11, 2020	By: /s/ Zachary K. Bradford Zachary K. Bradford Title: Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2020	By: /s/Lori L. Love Lori L. Love Title: Chief Financial Officer (Principal Financial and Accounting Officer)

