Form 10-Q
period 2020-06-30
CLEANSPARK, INC.
filed 2020-08-04
CIK 827876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2020

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	CLSK	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☒ Accelerated Filer
☐ Non-accelerated filer	☒ Smaller reporting company
☐ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 17,354,277 shares as of July 30, 2020.

1

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of June 30, 2020 (unaudited) and September 30, 2019;

F-2	Consolidated Statements of Operations for the three and nine months ended June 30, 2020 and 2019 (unaudited);

F-3	Consolidated Statements of Stockholders’ Equity for the nine months ended June 30, 2020 and 2019 (unaudited);

F-4	Consolidated Statements of Cash Flows for the nine months ended June 30, 2020 and 2019 (unaudited);

F-5	Notes to Consolidated Financial Statements (unaudited).

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2020 are not necessarily indicative of the results that can be expected for the full year.

3

CLEANSPARK, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2020	September 30, 2019
ASSETS
Current assets
Cash	$1,955,776	$7,838,857
Accounts receivable, net	1,744,704	777,716
Contract assets	—	57,077
Prepaid expense and other current assets	1,066,091	1,210,395
Derivative investment asset	1,544,185	—
Investment equity security	421,500	—
Investment debt security, AFS, at fair value	487,788	—
Total current assets	7,220,044	9,884,045

Fixed assets, net	129,891	145,070
Operating lease right of use asset	52,280	—
Capitalized software, net	1,018,540	1,055,197
Intangible assets, net	6,645,303	7,430,082
Goodwill	5,562,246	4,919,858

Total assets	$20,628,304	$23,434,252

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$1,366,388	$848,756
Contract liabilities	149,493	499,401
Lease liability	52,999	—
Due to related parties	20,000	86,966
Loans payable, net of unamortized discounts	—	67,467
Total current liabilities	1,588,880	1,502,590

Long- term liabilities
Convertible notes, net of unamortized discounts	—	2,896,321
Loans payable	681,169	150,000

Total liabilities	2,270,049	4,548,911

Stockholders' equity
Common stock; $0.001 par value; 20,000,000 shares authorized; 16,123,507 and 4,679,018 shares issued and outstanding as of June 30, 2020 and September 30, 2019, respectively	16,124	4,679
Preferred stock; $0.001 par value; 10,000,000 shares authorized; Series A shares; 2,000,000 authorized; 1,750,000 and 1,000,000 issued and outstanding as of June 30, 2020 and September 30, 2019, respectively	1,750	1,000
Additional paid-in capital	127,679,497	111,936,125
Accumulated deficit	(109,339,116)	(93,056,463)
Total stockholders' equity	18,358,255	18,885,341

Total liabilities and stockholders' equity	$20,628,304	$23,434,252

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEANSPARK, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

Revenues, net
Sale of goods revenues	$2,995,332	$1,142,448	$7,272,826	$1,516,016
Service, software and related revenues	443,342	80,288	800,955	693,526
Total revenues, net	3,438,674	1,222,736	8,073,781	2,209,542

Cost of revenues
Cost of goods sold	2,751,964	914,220	6,458,086	1,245,102
Cost of services	141,975	91,924	272,820	576,386
Total cost of revenues	2,893,939	1,006,144	6,730,906	1,821,488

Gross profit	544,735	216,592	1,342,875	388,054

Operating expenses
Professional fees	709,367	1,296,993	3,231,945	3,719,269
Payroll expenses	996,555	211,129	2,692,474	684,650
Product development	—	344,871	—	1,034,612
General and administrative expenses	279,045	222,167	820,837	478,564
Depreciation and amortization	703,367	618,130	2,004,731	1,275,249
Total operating expenses	2,688,334	2,693,290	8,749,987	7,192,344

Loss from operations	(2,143,599)	(2,476,698)	(7,407,112)	(6,804,290)

Other income (expense)
Other income	20,000	—	20,000	—
Loss on settlement of debt	—	—	—	(19,425)
Unrealized gain/(loss) on equity security	(80,500)	—	78,368	—
Unrealized gain on derivative asset	719,294	—	1,544,185	—
Interest expense, net	(7,066,496)	(1,495,213)	(10,518,094)	(7,196,287)
Total other income (expense)	(6,407,702)	(1,495,213)	(8,875,541)	(7,215,712)

Net loss	$(8,551,301)	$(3,971,911)	$(16,282,653)	$(14,020,002)

Loss per common share - basic and diluted	$(0.77)	$(0.90)	$(2.32)	$(3.45)

Weighted average common shares outstanding - basic and diluted	11,119,288	4,418,344	7,003,927	4,059,527

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEANSPARK, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

For the Nine Months Ended June 30, 2020
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Balance, September 30, 2019	1,000,000	$1,000	4,679,018	$4,679	$111,936,125	$(93,056,463)	$18,885,341
Shares issued for services	750,000	750	2,000	2	33,348	—	34,100
Options and warrants issued for services	—	—	—	—	602,169	—	602,169
Shares issued upon conversion of debt and accrued interest	—	—	187,100	187	(187)	—	—
Rounding shares issued for stock split	—	—	793	1	(1)	—	—
Net loss	—	—	—	—	—	(1,916,254)	(1,916,254)
Balance, December 31, 2019	1,750,000	$1,750	4,868,911	$4,869	$112,571,454	$(94,972,717)	$17,605,356
Shares returned and cancelled	—	—	(30,000)	(30)	30	—	—
Options issued for business acquisition	—	—	—	—	88,935	—	88,935
Options and warrants issued for services	—	—	—	—	273,931	—	273,931
Shares issued for business acquisition	—	—	95,699	96	444,904	—	445,000
Shares issued upon conversion of debt and accrued interest	—	—	810,505	810	(810)	—	—
Net loss	—	—	—	—	—	(5,815,098)	(5,815,098)
Balance, March 31, 2020	1,750,000	1,750	5,745,115	5,745	113,378,444	(100,787,815)	12,598,124
Shares issued for services	—	—	45,019	45	91,455	—	91,500
Options and warrants issued for services	—	—	—	—	169,932	—	169,932
Shares issued upon conversion of debt and accrued interest	—	—	10,333,373	10,334	14,039,666	—	14,050,000
Net loss	—	—	—	—	—	(8,551,301)	(8,551,301)
Balance, June 30, 2020	1,750,000	1,750	16,123,507	16,124	127,679,497	(109,339,116)	18,358,255

For the Nine Months Ended June 30, 2019
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Balance, September 30, 2018	1,000,000	$1,000	3,611,645	$3,612	$82,990,994	$(66,939,531)	$16,056,075
Shares issued for services	—	—	12,000	12	271,719	—	271,731
Options and warrants issued for services	—	—	—	—	377,475	—	377,475
Shares issued upon exercise of warrants	—	—	300	—	1,088	—	1,088
Beneficial conversion feature and shares and warrants issued with convertible debt	—	—	10,000	10	4,994,990	—	4,995,000
Shares issued for direct investment	—	—	45,225	45	361,755	—	361,800
Shares issued for settlement of debt	—	—	2,500	3	51,222	—	51,225
Commitment shares returned and cancelled	—	—	(13,750)	(14)	14	—	—
Net loss		—		—	—	(2,283,551)	(2,283,551)
Balance, December 31, 2018	1,000,000	$1,000	3,667,920	$3,668	$89,049,257	$(69,223,082)	$19,830,843
Shares issued for services	—	—	9,000	9	328,679	—	328,688
Options and warrants issued for services	—	—	—		350,888	—	350,888
Shares issued upon exercise of warrants	—	—	217,896	218	(218)	—	—
Shares issued upon conversion of debt	—	—	249,862	250	4,724,750	—	4,725,000
Shares and warrants issued under asset purchase agreement	—	—	175,000	175	6,071,849	—	6,072,024
Commitment shares returned and cancelled	—	—	(13,750)	(14)	14	—	—
Net loss		—		—	—	(7,764,540)	(7,764,540)
Balance, March 31, 2019	1,000,000	1,000	4,305,928	4,306	100,525,219	$(76,987,622)	$23,542,903
Shares issued for services	—	—	34,000	34	295,192	—	295,226
Options and warrants issued for services	—	—	—	—	161,495	—	161,495
Shares issued upon exercise of warrants	—	—	900	1	3,266	—	3,267
Beneficial conversion feature and shares and warrants issued with convertible debt	—	—	125,000	125	9,999,875	—	10,000,000
Net loss		—		—	—	(3,971,911)	(3,971,911)
Balance, June 30, 2019	1,000,000	1,000	4,465,828	4,466	110,985,047	$(80,959,533)	$30,030,980

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEANSPARK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	June 30, 2020	June 30, 2019
Cash Flows from Operating Activities
Net loss	(16,282,653)	$(14,020,002)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	1,171,632	1,716,753
Unrealized gain on equity security	(78,368)	—
Amortization of operating lease right of use asset	33,000	—
Depreciation and amortization	2,004,731	1,275,249
Amortization of capitalized software	121,582	1,034,612
Loss on settlement of debt	—	19,425
Provision for bad debts	27,456	—
Gain on derivative asset	(1,544,185)	—
Amortization of debt discount	9,022,759	5,674,800
Changes in operating assets and liabilities
(Increase) decrease in prepaid expenses and other current assets	808,354	(2,621,680)
Increase in contract assets	57,077	48,157
Increase (decrease) in contract liabilities, net	(349,908)	428,042
Increase in accounts receivable	(918,877)	(749,999)
Increase in accounts payable	2,347,566	1,653,821
Decrease in lease liability	(32,281)	—
Decrease in due to related parties	(66,966)	(251,206)
Net cash used in operating activities	(3,679,081)	(5,792,028)

Cash Flows from Investing Activities
Purchase of intangible assets	—	(2,150)
Purchase of fixed assets	(30,787)	(27,570)
Acquisition of p2kLabs	(1,141,990)	—
Investment in capitalized software	(84,925)	(569,043)
Investment in debt and equity securities	(750,000)	—
Investment in contractual joint venture	(660,000)
Net cash used in investing activities	(2,667,702)	(598,763)

Cash Flows from Financing Activities
Payments on promissory notes	(67,467)	(507,876)
Proceeds from promissory notes	531,169	78,603
Proceeds from related party debts	—	75,030
Payments on related party debts	—	(457,820)
Proceeds from convertible debt, net of issuance costs	—	14,995,000
Payments on convertible debts	—	(555,000)
Proceeds from exercise of warrants	—	4,355
Proceeds from issuance of common stock	—	361,800
Net cash provided by financing activities	463,702	13,994,092

Net increase (decrease) in Cash	(5,883,081)	7,603,301

Cash, beginning of period	7,838,857	412,777

Cash, end of period	$1,955,776	$8,016,078

Supplemental disclosure of cash flow information
Cash paid for interest	$11,010	$49,750
Cash paid for tax	$—	$—

Non-cash investing and financing transactions
Day one recognition of right of use asset and liability	$85,280	$—
Shares and options issued for business acquisition	$533,935	$—
Shares issued as collateral returned to treasury	$30	$275
Stock issued to promissory notes	$—	$51,225
Debt discount on convertible debt	$—	$14,995,000
Shares and warrants issued for asset acquisition	$—	$6,070,274
Shares issued for conversion of debt and accrued interest	$14,054,876	$4,725,000
Cashless exercise of options	$—	$2,179
Option expense capitalized as software development costs	$—	$68,750

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEANSPARK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. ORGANIZATION AND LINE OF BUSINESS

Organization & History

CleanSpark, Inc. (“CleanSpark”, “we”, “our”, the "Company") was incorporated in the State of Nevada on October 15, 1987 as SmartData Corporation (“SmartData”). SmartData conducted a 504-public offering in the State of Nevada in December 1987 and began trading publicly in January 1988. Due to a series of unfortunate events, including the untimely death of the founding CEO, SmartData discontinued active business operations in 1992.

On March 25, 2014, we began operations in the alternative energy sector.

In December 2014, the Company changed its name to Stratean Inc. through a short-form merger in order to better reflect its new business plan.

On July 1, 2016, the Company entered into an Asset Purchase Agreement, as amended (the “Purchase Agreement”), with CleanSpark Holdings LLC, CleanSpark LLC, CleanSpark Technologies LLC, and Specialized Energy Solutions, Inc. (together, the “Seller”). Pursuant to the Purchase Agreement, the Company acquired CleanSpark, LLC and all the assets related to the Seller and its line of business and assumed $200,000 in liabilities.

In October 2016, the Company changed its name to CleanSpark, Inc. through a short-form merger in order to better reflect the brand identity.

On January 22, 2019, CleanSpark entered into an Agreement and Plan of Merger with Pioneer Critical Power, Inc. (“Pioneer”), whereby the Company acquired certain intellectual property assets and a customer list. As consideration, the Company issued to Pioneer’s sole shareholder (i) 175,000 shares of common stock of CleanSpark, (ii) a five-year warrant to purchase 50,000 shares of common stock of CleanSpark at an exercise price of $16.00 per share, and (iii) a five-year warrant to purchase 50,000 shares of common stock of CleanSpark at an exercise price of $20.00 per share. As a result of the transaction, Pioneer became a wholly owned subsidiary of CleanSpark. On February 1, 2019, Pioneer was renamed to CleanSpark Critical Power Systems, Inc.

On December 10, 2019, the Financial Industry Regulatory Authority (“FINRA”) approved a 1:10 reverse stock split of the Company’s common stock. The reverse stock split took effect on December 11, 2019. Unless otherwise noted, impacted amounts and share information in this report and included in the financial statements and notes thereto as of and for the period ended June 30, 2020 and September 30, 2019, have been adjusted for the stock split as if such stock split occurred on the first day of the first period presented.

On January 31, 2020, the Company entered into a Stock Purchase Agreement (the “Agreement”) with p2klabs, Inc., a Nevada corporation (“p2k”), and its sole stockholder, Amer Tadayon (“Seller”), whereby the Company purchased all of the issued and outstanding shares of p2k from the Seller (the “Transaction”) in exchange for an aggregate purchase price of cash and equity of $1,688,935. The Transaction closed simultaneously upon the execution of the Agreement by the parties on January 31, 2020. As a result of the Transaction, p2k, is a wholly-owned subsidiary of the Company. (See note 3 for details.)

Line of Business

Through CleanSpark, LLC, the Company provides microgrid solutions to military, commercial, and residential properties.

The services offered consist of microgrid design and engineering, and project development consulting services. The work is generally performed under fixed price bid contracts and negotiated price contracts.

Through CleanSpark Critical Power Systems, Inc., the Company provides custom hardware solutions for distributed energy systems that serve military and commercial residential properties. The equipment is generally sold under negotiated fixed price contracts.

Through p2kLabs, Inc., the Company provides design, software development, and other technology-based consulting services. The services provided are generally an hourly arrangement or fixed-fee project-based arrangements.

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

The Company has incurred losses for the past several years while developing infrastructure and its software platforms. As shown in the accompanying unaudited consolidated financial statements, the Company incurred net losses of $16,282,653 during the nine months ended June 30, 2020. In response to these conditions and to ensure the Company has sufficient capital for ongoing operations for a minimum of 12 months, we have raised additional capital through the sale of debt and equity securities pursuant to a registration statement on Form S-3. (See Note 10 and Note 18 for additional details.) As of June 30, 2020, the Company had working capital of $5,631,164.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of CleanSpark, Inc., and its wholly owned operating subsidiaries, CleanSpark, LLC, CleanSpark II LLC, CleanSpark Critical Power Systems Inc. and p2kLabs, Inc. All material intercompany transactions have been eliminated upon consolidation of these entities.

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include estimates used to review the Company’s goodwill impairment, impairments and estimations of long-lived assets, revenue recognition on percentage of completion type contracts, allowances for uncollectible accounts, and the valuations of non-cash capital stock issuances. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions including, but not limited to, the ultimate impact that COVID-19 may have on the Company’s operations and financial results during 2020 as such impact will depend on the ultimate severity and scope of the COVID-19 pandemic. We are not able to fully quantify the impact that the COVID-19 pandemic will have on our financial results during 2020 and beyond, but developments related to COVID-19 could affect the Company’s financial performance in 2020.

Revenue Recognition

Upon adoption of ASC Topic 606, the Company revised its accounting policy on revenue recognition from the policy provided in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended September 30, 2019. The revised accounting policy on revenue recognition is provided below. The Company accounts for revenue contracts with customers through the following steps:

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

We enter into long-term product service agreements with our customers primarily within our microgrid segment. These agreements require us to provide preventative maintenance, and standby support services that include certain levels of assurance regarding system performance throughout the contract periods; these contracts will generally range from 1 to 10 years. We account for items that are integral to the maintenance of the equipment as part of our service-related performance obligation, unless the customer has a substantive right to make a separate purchasing decision (e.g., equipment upgrade). Contract modifications that extend or revise contract terms are not uncommon and generally result in our recognizing the impact of the revised terms prospectively over the remaining life of the modified contract (i.e., effectively like a new contract). Revenues are recognized for these arrangements on a straight-line basis consistent with the nature, timing and extent of our services, which primarily relate to routine maintenance and as needed product repairs. Our billing terms for these contracts vary, but we generally invoice periodically as services are provided.

Contract assets represent revenue recognized in excess of amounts billed and include unbilled receivables (typically for cost reimbursable contracts) of $0 and contract work in progress (typically for fixed-price contracts) of $0 and $57,077 as of June 30, 2020 and September 30, 2019, respectively. Unbilled receivables, which represent an unconditional right to payment subject only to the passage of time, are reclassified to accounts receivable when they are billed under the terms of the contract. Advances that are payments on account of contract assets of $321,000 and $360,000 as of June 30, 2020 and September 30, 2019, respectively, have been deducted from contract assets. Contract liabilities represent amounts billed to clients in excess of revenue recognized to date. The Company recorded $149,493 and $499,401 in contract liabilities as of June 30, 2020 and September 30, 2019, respectively.

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

For the nine months ended June 30, 2020 and 2019, the Company reported revenues of $8,073,781 and $2,209,542, respectively.

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. There was $1,955,776 and $7,838,857 in cash and no cash equivalents as of June 30, 2020 and September 30, 2019, respectively.

Accounts receivable

Is comprised of uncollateralized customer obligations due under normal trade terms. The Company performs ongoing credit evaluation of its customers and management closely monitors outstanding receivables based on factors surrounding the credit risk of specific customers, historical trends, and other information. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded. Accounts receivable are presented net of an allowance for doubtful accounts of $400,741 and $254,570 at June 30, 2020, and September 30, 2019, respectively.

Retention receivable is the amount withheld by a customer until a contract is completed. Retention receivables of $171,513 and $159,989 were included in the balance of trade accounts receivable as of June 30, 2020 and September 30, 2019, respectively.

Investment securities

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

Concentration Risk

At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of FDIC limits. As of June 30, 2020, the cash balance in excess of the FDIC limits was $1,705,776. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in these accounts. The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue. (See Note 17 for details.)

Warranty Liability

The Company establishes warranty liability reserves to provide for estimated future expenses as a result of installation and product defects, product recalls and litigation incidental to the Company’s business. Liability estimates are determined based on management’s judgment, considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, consultations with third party experts such as engineers, and discussions with the Company’s general counsel and outside counsel retained to handle specific product liability cases. The Company’s manufacturers and service providers currently provide substantial warranties between ten to twenty-five years with full reimbursement to replace and install replacement parts. Warranty costs and associated liabilities were $0 and $0 at June 30, 2020 and September 30, 2019, respectively.

Stock-based compensation

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

Earnings (loss) per share

The Company reports earnings (loss) per share in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 260-10 “Earnings Per Share,” which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average common shares outstanding the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. As of June 30, 2020, there are 1,503,639 shares issuable upon exercise of outstanding options and warrants which have been excluded as anti-dilutive.

Fair value of financial instruments and derivative asset

The carrying value of cash, accounts payable and accrued expenses, and debt (See Notes 9 & 10) approximate their fair values because of the short-term nature of these instruments. Management believes the Company is not exposed to significant interest or credit risks arising from these financial instruments. The carrying amount of the Company’s long-term debt is also stated at fair value of $681,169 since the stated rate of interest approximates market rates.

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

The following table presents the Company’s financial instruments that are measured and recorded at fair value on the Company’s balance sheets on a recurring basis, and their level within the fair value hierarchy as of June 30, 2020:

	Amount	Level 1	Level 2	Level 3
Derivative asset	$1,544,185	$—	$—	$1,544,185
Investment in equity security	421,500	421,500	—	$—
Investment in debt security	487,788	—	—	487,788
Total	$2,453,473	$421,500	$—	$2,031,973

The below table presents the change in the fair value of the derivative asset and investment in debt security during the nine months ended June 30, 2020:

Amount
Balance at September 30, 2019	$—
Fair value at issuance, net of premium	487,788
Gain on derivative asset	1,544,185
Balance at June 30, 2020	$2,031,973

Reclassifications

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

In January 2017, the FASB issued guidance within ASU 2017-04, Intangibles-Goodwill and Other. The amendments in ASU 2017-04 simplify the subsequent measurement of goodwill by comparing the fair value of a reporting unit with its carrying amount. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019. We are currently evaluating the impact the adoption of this new standard will have on our financial position and results of operations.

In June, 2016, the FASB issued guidance within ASU 2016-13, Financial Instruments – Credit Losses. The amendments in ASU 2016-13 require assets measured at amortized cost and establishes an allowance of credit losses for available for sale debt securities. ASU 2016-13 is effective for fiscal years beginning after December 15, 2020. We are currently evaluating the impact the adoption of this new standard will have on our financial position and results of operations.

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

As a result of the Transaction, p2k is a wholly-owned subsidiary of the Company.

Pursuant to the terms of the Agreement, the purchase price was as follows:

a)	$1,039,500 in cash was paid to the Seller;

b)	31,183 restricted shares of the Company’s common stock, valued at $145,000, were issued to the Seller (the “Shares”). The Shares are subject to certain lock-up and leak-out provisions whereby the Seller may sell an amount of Shares equal to ten percent (10%) of the daily dollar trading volume of the Company’s common stock on its principal market for the prior 30 days (the “Leak-Out Terms”);

c)	$115,500 in cash was paid to an independent third-party escrow agent where such cash is subject to offset for adjustments to the purchase price and indemnification purposes;

d)

64,516 restricted shares of the Company’s common stock, valued at $300,000, were issued to an independent third-party escrow agent (the “Holdback Shares”). The Holdback Shares will be released to Seller once p2k achieves certain revenue milestones for the future performance of p2k.  The Holdback Shares will also be subject to the Leak-Out Terms once they are released from escrow 12 months from closing.

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

The total purchase price was allocated to identifiable assets deemed acquired, and liabilities assumed, of the Company’s acquisition of p2k, based on their estimated fair values as indicated below. The business combination accounting is not yet complete, and the amounts assigned to the assets acquired and the liabilities assumed are provisional. Therefore, this may result in future adjustments to the provisional amounts as new information is obtained about the facts and circumstances that existed at the acquisition date.

Purchase Price Allocation:
Customer list	$1,045,000
Design and other assets	$123,000
Goodwill	$642,388
Other assets and liabilities assumed, net	$(121,453)
Total	$1,688,935

The following is the unaudited pro forma information assuming the acquisition of p2k occurred on October 1, 2018:

	For the Three Months Ended		For the Nine months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net sales	$3,438,674	$1,432,942	$8,445,480	$2,842,848

Net loss	$(8,551,301)	$(3,948,319)	$(16,402,974)	$(13,993,029)

Loss per common share - basic and diluted	$(0.77)	$(0.87)	$(2.33)	$(3.37)

Weighted average common shares outstanding - basic and diluted	11,119,288	4,514,043	7,053,523	4,155,226

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

3)	The Company will provide on-site testing, training, and support services to ILAL’s projects and operations

In connection with the MOU, and in order to support the power and energy needs of ILAL’s development and construction of certain projects, the Company entered into a Securities Purchase Agreement, dated as of November 6, 2019, with ILAL (the “ILAL SPA”).

Pursuant to the terms of the ILAL SPA, ILAL sold, and the Company purchased 1,000 shares of Series B Preferred Stock (the “Preferred Stock”) of ILAL for an aggregate purchase price of US $500,000 (the “Stock Transaction”), less certain expenses and fees. The Series B Preferred Stock will accrue cumulative in kind accruals at a rate of 12% per annum and shall increase by 10% per annum upon the occurrence of any trigger event. ILAL may redeem by paying in cash within 9 months from the issuance date. The Preferred Stock becomes convertible into common stock after 9 months or when certain triggering events occur. In the event of a conversion of any shares of the Preferred Stock, the number of conversion shares is equal to the face value of the Preferred Stock divided by the applicable Conversion Price (defined at 65% of the 5 lowest individual daily volume weighted average prices of the Common Stock from issuance to conversion less $0.05 per share, but no less than the Floor Price ($0.01). While the Preferred Stock is outstanding if triggering events occur, the Conversion Rate may be decreased by 10% and the accrual rate increased by 10% for each triggering event.

The Company believes that, pursuant to the terms and conditions of the ILAL SPA, at least two triggering events have occurred. Under this good faith belief, the Company believes that as a result of the occurrence of these triggering events, the Series B Preferred stock should be convertible at the Company’s option, and the interest and conversion rate should be adjusted by 10% for each such occurrence.

The Preferred Stock is recorded as an AFS debt security and is reported at its estimated fair value as of June 30, 2020. As of June 30, 2020, the Company has identified a derivative instrument in accordance with ASC Topic No. 815 due to the variable conversion feature upon certain triggering events that occurred during the period. Topic No. 815 requires the Company to account for the conversion feature on its balance sheet at fair value and account for changes in fair value as a derivative gain or loss.

The Black-Scholes model utilized the following inputs to value the derivative asset at the date in which the derivative asset was determined through June 30, 2020.

Fair value assumptions:	June 30, 2020
Risk free interest rate	0.13%
Expected term (months)	1
Expected volatility	131%
Expected dividends	0%

In connection with the Stock Transaction, ILAL issued 350,000 shares of its common stock to the Company as commitment shares. The commitment shares are recorded at $171,500, or $0.49 per share, which was the quoted price of the shares on June 30, 2020.

5. CONTRACTUAL JOINT VENTURE

On April 6, 2020, the Company entered into a joint venture agreement with third party partners to procure, distribute, and supply Personal Protective Equipment (PPE) for hospitals and frontline medical personnel. The agreement is effective until December 31, 2020, unless otherwise extended by mutual consent.

The Company contributed capital in the amount of $660,000 on April 6, 2020 to assist with the procurement of these products, with the potential for additional monies to be lent by the Company to the contractual joint venture, upon mutual consent if necessary.

The resulting income is reported net of all other costs, and CleanSpark recognized $20,000 in other income from the agreement for the period ended June 30, 2020. As of June 30, 2020, the balance of CleanSpark funds held in the joint venture (“JV”) account for future orders was $660,000  and is accounted for as a receivable from the third party partner since the Company considers itself as a passive investor in the JV. The receivable is reported in prepaid expenses and other current assets in the consolidated balance sheet.

On July 7, 2020, the Company received its $660,000 in initial capital from the JV. The Company plans to continue to evaluate opportunities under the JV and will continue to provide capital for the procurement of PPE under this agreement as future opportunities continue to arise.

6. CAPITALIZED SOFTWARE

Capitalized software consists of the following as of June 30, 2020 and September 30, 2019:

	June 30, 2020	September 30, 2019
mVSO software	$437,136	$352,211
mPulse software	741,846	741,846
Capitalized Software:	1,178,982	1,094,057
Less: accumulated amortization	(160,442)	(38,860)
Capitalized Software, net	$1,018,540	$1,055,197

Capitalized software amortization recorded as cost of revenues and product development expense for the nine months ended June 30, 2020 and 2019 was $121,582 and $1,034,612, respectively.

7. INTANGIBLE ASSETS

Intangible assets consist of the following as of June 30, 2020 and September 30, 2019:

	June 30, 2020	September 30, 2019
Patents	$74,112	$74,112
Websites	8,115	16,482
Customer list and non-compete agreement	6,767,024	5,722,024
Design assets	123,000	—
Trademarks	5,928	5,928
Trade secrets	4,370,269	4,370,269
Intangible assets:	11,348,448	10,188,815
Less: accumulated amortization	(4,703,145)	(2,758,733)
Intangible assets, net	$6,645,303	$7,430,082

Amortization expense for the nine months ended June 30, 2020 and 2019 was $1,952,779 and $1,243,610, respectively.

8. FIXED ASSETS

Fixed assets consist of the following as of June 30, 2020 and September 30, 2019:

	June 30, 2020	September 30, 2019
Machinery and equipment	$201,856	$212,082
Leasehold improvements	17,965	—
Furniture and fixtures	104,155	75,121
Total	323,976	287,203
Less: accumulated depreciation	(194,085)	(142,133)
Fixed assets, net	$129,891	$145,070

Depreciation expense for the nine months ended June 30, 2020 and 2019 was $51,952 and $31,639, respectively.

9. LOANS

Long term

Long-term loans payable consist of the following:	June 30, 2020	September 30, 2019

Promissory notes	$681,169	$150,000

Total	$681,169	$150,000

Current

Current loans payable consist of the following:	June 30, 2020	September 30, 2019

Promissory notes	$—	$50,000
Insurance financing loans	—	17,467
Current loans payable:	—	67,467
Unamortized debt discount	—	—

Total, net of unamortized discount	$—	$67,467

Promissory Notes

On September 5, 2017, the Company executed a 9% secured promissory note with a face value of $150,000 with an investor. Under the terms of the promissory note, the Company received $150,000 and agreed to make monthly interest payments and repay the note principal 24 months from the date of issuance. On September 5, 2019, the investor extended the maturity date to September 5, 2021 and the modification was not deemed substantial. The note is secured by 15,000 shares which are held in escrow and would be issued to the note holder only in the case of an uncured default. As of June 30, 2020, the Company owed $150,000 in principal and $0 in accrued interest under the terms of the agreement and recorded interest expense of $10,133 and $10,096 during the nine months ended June 30, 2020 and 2019, respectively.

On November 11, 2017, the Company executed a 10% secured promissory note with a face value of $100,000 with an investor. Under the terms of the promissory note the Company received $100,000 and agreed to make monthly interest payments and repay the note principal 24 months from the date of issuance. The note was secured by 10,000 shares which would be issued to the note holder only in the case of an uncured default. The Company repaid all principal and outstanding interest on August 13, 2019 and the 10,000 shares of common stock held as collateral were returned to treasury and cancelled on August 26, 2019. The Company recorded interest expense of $0 and $7,478 for the nine months ended June 30, 2020 and 2019, respectively.

On December 5, 2017, the Company executed a 9% secured promissory note with a face value of $50,000 with an investor. Under the terms of the promissory note the Company received $50,000 and agreed to make monthly interest payments and repay the note principal 24 months from the date of issuance. The note was secured by 5,000 shares which would be issued to the note holder only in the case of an uncured default. The Company repaid all principal and outstanding interest on December 5, 2019 and the 5,000 shares of common stock held as collateral were returned to treasury and cancelled on January 13, 2020. The Company recorded interest expense of $802 and $3,367 for the nine months ended June 30, 2020 and 2019, respectively.

May 7, 2020, the Company applied for a loan from Celtic Bank Corporation, as lender, pursuant to the Paycheck Protection Program of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) as administered by the U.S. Small Business Administration (the "SBA"). On May 15, 2020, the loan was approved and the Company  received the proceeds from the loan in the amount of $531,169 (the “PPP Loan”). The PPP Loan took the form of a promissory note issued by the Company that matures on May 7, 2022 and bears interest at a rate of 1.0% per annum. Monthly principal and interest payments, less the amount of any potential forgiveness (discussed below), will commence on December 7, 2020. The PPP Loan provides for customary events of default, including, among others, those relating to failure to make payments thereunder. Borrower may prepay the principal of the PPP Loan at any time without incurring any prepayment penalties. The PPP Loan is non-recourse against any individual shareholder, except to the extent that such party uses the loan proceeds for an unauthorized purpose.

All or a portion of the PPP Loan  may be forgiven by the SBA and lender upon application by the Company and upon documentation of expenditures in accordance with the SBA requirements. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered rent payments, and covered utilities during the applicable period beginning on the date of loan approval. For purposes of the CARES Act, payroll costs exclude compensation of an individual employee in excess of $100,000, prorated annually. Not more than 25% of the forgiven amount may be for non-payroll costs. Forgiveness is reduced if full-time headcount declines, or if salaries and wages for employees with salaries of $100,000 or less annually are reduced by more than 25%. In the event the PPP Loan, or any portion thereof, is forgiven pursuant to the PPP, the amount forgiven is applied to outstanding principal. The Company recorded interest expense of $3,987 and $0 for the nine months ended June 30, 2020 and 2019, respectively.

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

10. CONVERTIBLE NOTES PAYABLE

Short-Term convertible notes

Securities Purchase Agreement – December 31, 2018

On December 31, 2018, the Company entered into a Securities Purchase Agreement (the “SPA”) with an otherwise unaffiliated third-party institutional investor (the “Investor”), pursuant to which the Company issued to the Investor a Senior Secured Redeemable Convertible Debenture (the “Debenture”) in the aggregate face value of $5,250,000. The note was secured by all assets of the Company. The Debenture has a maturity date of two years from the issuance date and the Company agreed to pay compounded interest on the unpaid principal balance of the Debenture at the rate equal 7.5%  per annum. Interest is payable on the date the applicable principal is converted or on maturity. The interest must be paid in cash and, in certain circumstances, may be paid in shares of common stock.

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

While the note is outstanding if Triggering Events occur the conversion rate may be decreased by 10% and the interest rate increased by 10% for each Triggering Event which may result in the issuance of additional shares.

On March 4, March 13, and May 1, 2020 the Company entered into amendments (the “Amendments”) with the Investor.

The Amendments amended the SPA and Debenture, as follows:

1)	A Floor Price of $1.50 per share of Common Stock was placed on conversions by the Investor under the Debenture, with the Floor Price on the First Debenture not applying in the occurrence of an event of default;
2)	Lowered the closing price of the Common Stock which may trigger an event of default from $5.00 per share to $1.75 per share for 5 consecutive trading days provided that any event of default will not be triggered, if at all, until after September 29, 2020;

3)	Deleted the requirement that the Investor convert the Debenture at maturity and

4)	Allowed the Company, to not reserve or issue to the Investor more shares of Common Stock than were reserved for the Investor prior to the amendment date until September 29, 2020.

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

On April 15, 2020, the Investor converted $1,250,000 in principal and $437,500 in interest, for 1,125,000 shares of the Company common stock at an effective conversion price of $1.50 due to a trigger event for the Company not filing its annual report on Form 10-K for the fiscal year ended September 30, 2018 on or before December 31, 2018. As of June 30, 2020, the Debenture was fully converted into shares of the Company’s common stock.

The aggregate debt discount has been accreted and charged to interest expenses as a financing expense in the amount of $783,474 during the nine months ended June 30, 2020.

Securities Purchase Agreement – April 17, 2019

On April 17, 2019, the Company entered into a Securities Purchase Agreement (the “Agreement”) with an otherwise unaffiliated third-party institutional investor (the “Investor”), pursuant to which the Company agreed to issue to the Investor a $10,750,000 face value Senior Secured Redeemable Convertible Promissory Note (the “Debenture”) with a 7.5% original issue discount, 215 shares of our Series B Preferred Stock with a 7.5% original issue discount, a Common Stock Purchase Warrant (the “Warrant”) on a cash-only basis to acquire up to 230,000 shares (the “Warrant Shares”) of our common stock and 125,000 shares of our Common Stock. The aggregate purchase price for the Debenture, the Series B Preferred Stock the Warrant and the Common Stock is $20,000,000. (See Notes 13 and 14 for additional details.)  The Debenture was secured by all assets of the Company.

Pursuant to the first closing of the Agreement, which occurred on April 18, 2019, the Investor agreed to tender to the Company the sum of $10,000,000, for the Debenture, the Common Stock and the Warrant. No additional closings to sell the preferred stock have occurred and the Series B preferred stock was removed under the amendments to the Agreement discussed below.

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

While the note is outstanding if Triggering Events occur the conversion rate may be decreased by 10% and the interest rate increased by 10% for each Triggering Event which may result in the issuance of additional shares.

On March 4, March 13, and May 1, 2020 the Company entered into amendments (the “Amendments”) with the Investor.

The Amendments amended the SPA and Debenture, as follows:

1)	A Floor Price of $1.50 per share of Common Stock was placed on conversions by the Investor under the Debenture, not applying in the occurrence of an event of default;
2)	Lowered the closing price of the Common Stock which may trigger an event of default from $5.00 per share to $1.75 per share for 5 consecutive trading days provided that any event of default will not be triggered, if at all, until after September 29, 2020;

3)	Deleted the requirement that the Investor convert the Debenture at maturity and

4)	Allowed the Company, to not reserve or issue to the Investor more shares of Common Stock than were reserved for the Investor prior to the amendment date until September 29, 2020.

5)	The Company and the Investor also agreed to remove the Second Closing and Company Option to sell an aggregate of an additional $10,000,000 in securities under the Debenture. As a result of these changes, the Company was authorized to terminate any and all documentation related to the 100,000 shares of Series B Preferred Stock that the Company's Board of Directors had previously voted to designate back on April 16, 2019.

On May 5, 2020, the Investor converted $750,000 in principal and $112,500 in interest, for  575,000   shares of the Company common stock at an effective conversion price of $1.50.

On May 6, 2020, the Investor converted $600,000 in principal and $90,000 in interest, for 460,000 shares of the Company common stock at an effective conversion price of $1.50.

On May 7, 2020, the Investor converted $595,000 in principal and $89,250 in interest, for 456,167 shares of the Company common stock at an effective conversion price of $1.50.

On May 8, 2020, the Investor converted $350,000 in principal and $52,500 in interest, for 268,333 shares of the Company common stock at an effective conversion price of $1.50.

On May 11, 2020, the Investor converted $350,000 in principal and $52,500 in interest, for 268,333 shares of the Company common stock at an effective conversion price of $1.50.

On May 12, 2020, the Investor converted $730,000 in principal and $109,500 in interest, for 559,667 shares of the Company common stock at an effective conversion price of $1.50.

On May 13, 2020, the Investor converted $375,000 in principal and $56,250 in interest, for 287,500 shares of the Company common stock at an effective conversion price of $1.50.

On May 18, 2020, the Investor converted $360,000 in principal and $54,000 in interest, for 276,000 shares of the Company common stock at an effective conversion price of $1.50.

On May 19, 2020, the Investor converted $1,020,000 in principal and $153,000 in interest, for 782,000 shares of the Company common stock at an effective conversion price of $1.50.

On May 20, 2020, the Investor converted $380,000 in principal and $57,000 in interest, for 291,333 shares of the Company common stock at an effective conversion price of $1.50.

On May 21, 2020, the Investor converted $2,140,000 in principal and $321,000 in interest, for 1,640,667 shares of the Company common stock at an effective conversion price of $1.50.

On May 22, 2020, the Investor converted $3,100,000 in principal and $465,000 in interest, for 2,376,667 shares of the Company common stock at an effective conversion price of $1.50.

As of June 30, 2020, the Debenture was fully converted into shares of the Company’s common stock.

The aggregate debt discount has been accreted and charged to interest expenses as a financing expense in the amount of $8,320,205 during the nine months ended June 30, 2020.

11. LEASES

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

The Company has operating leases under which it leases its branch offices and corporate headquarters, one of which is with a related party. Upon adoption of the new lease guidance, on October 1, 2019, the Company recorded a right of use asset and corresponding lease liability of $85,280 and $85,280, respectively, on the consolidated balance sheet. As of June 30, 2020, the Company's operating lease right of use asset and operating lease liability totaled $52,280 and $52,999, respectively. A weighted average discount rate of 10% was used in the measurement of the right of use asset and lease liability as of October 1, 2019. As the rate implicit in the lease is not readily determinable, the Company's incremental collateralized borrowing rate is used to determine the present value of lease payments. This rate gives consideration to the applicable Company collateralized borrowing rates and is based on the information available at the commencement date. The Company has elected to apply the short-term lease measurement and recognition exemption to leases with an initial term of 12 months or less; therefore, these leases are not recorded on the Company’s Consolidated Balance Sheet, but rather, lease expense is recognized over the lease term on a straight-line basis.

The Company's leases have remaining lease terms between one year to two years, with a weighted average lease term of 0.7 years at June 30, 2020. Some leases include multiple year renewal options.  The Company’s decision to exercise these renewal options is based on an assessment of its current business needs and market factors at the time of the renewal. Currently, the Company has no leases for which the option to renew is reasonably certain and therefore, options to renew were not factored into the calculation of its right of use asset and lease liability as of October 1, 2019.

The following is a schedule of the Company's operating lease liabilities by contractual maturity as of June 30, 2020:

Fiscal year ending September 30, 2020	$12,912
Fiscal year ending September 30, 2021	43,170
Total Lease Payments	56,082
Less: imputed interest	(3,083)
Total present value of lease liabilities	$52,999

Total operating lease costs of $38,328 and $38,523 the nine months ended June 30, 2020 and 2019, respectively, were included as part of administrative expense.

12. RELATED PARTY TRANSACTIONS

Zachary Bradford – Chief Executive Officer, Director and Former Chief Financial Officer

During the nine months ended June 30, 2019, the Company had a consulting agreement with ZRB Holdings, Inc., an entity wholly owned by Zachary Bradford, our Chief Executive Officer and director, for management services. In accordance with this agreement, as amended, Mr. Bradford earned $353,140 during the nine months ended June 30, 2019. The agreement was terminated in October 2019 when Mr. Bradford stepped down as the CFO and took the position of CEO and accepted the associated employment agreement.

During the nine months ended June 30, 2020, the Company paid Blue Chip Accounting, LLC (“Blue Chip”) $86,658 for accounting, tax, administrative services and reimbursement for office supplies. Blue Chip is 50% beneficially owned by Mr. Bradford. Blue Chip performed all services at discounted rates and none of the charges were associated with work performed by Mr. Bradford. The services consisted of preparing and filing tax returns, bookkeeping, accounting and administrative support assistance. The Company also sub-leases office space from Blue Chip (see note 11 for additional details). During the nine months ended June 30, 2020, $10,150 was paid to Blue Chip for rent.

Bryan Huber – Former Officer and Director

On August 28, 2018, the Company executed an agreement with Zero Positive, LLC an entity controlled by Mr. Huber. In accordance with the agreement with Zero Positive, LLC, Mr. Huber earned $125,154 and $127,772, during the nine months ended June 30, 2020 and 2019.

On March 12, 2019, the Agreement was terminated upon the execution of a separation agreement. All amounts owed from all agreements totaling $90,000 were paid in full.

On September 28, 2018, in connection with the consulting agreement executed with Zero Positive, LLC, the Company issued warrants to purchase 90,000 shares of common stock at an exercise price of $8.00 per share to Zero Positive. The warrants were valued at $2,607,096 using the Black Scholes option pricing model based upon the following assumptions: term of 10 years, risk free interest rate of 3.05%, a dividend yield of 0% and volatility rate of 191%. The warrants vest as follows: 30,000 vested immediately, the balance vest evenly on the last day of each month over forty-two months beginning August 31, 2018. As of June 30, 2020, 62,857 warrants had vested, and the Company recorded an expense of $372,442 and 372,442 during the nine months ended June 30, 2020 and 2019.

Matthew Schultz- Chairman of the Board and Former Chief Executive Officer

The Company has a consulting agreement with Matthew Schultz, our former Chief Executive Officer, for management services. In accordance with this agreement, as amended, Mr. Schultz earned $0 and $353,140, respectively during the nine months ended June 30, 2020 and 2019. The agreement was terminated on October 7, 2019 when Mr. Schultz stepped down as the CEO and took the position of Chairman of the Board. Mr. Schultz received $189,000 as compensation for his services as chairman of the board during the nine months ended June 30, 2020.

The Company additionally entered into an agreement on November 15, 2019 with an organization to provide general investor relations and consulting services that Mr. Schultz is affiliated with. The Company paid the organization $49,500 in fees plus $176,000 in expense reimbursements for the nine months ended June 30, 2020. The agreement was terminated in March 2020.

Larry McNeill, Roger Beynon, Dr. Tom Wood –Directors

Effective January 1, 2019, the Company agreed to pay non-executive independent board members $2,500 per month. Mr. McNeill earned $22,500 and $15,000 in Board compensation during the nine months ended June 30, 2020 and 2019. Mr. Beynon and Dr. Wood each earned $22,500 and $0 in Board compensation during the nine months ended June 30, 2020 and 2019.

13. STOCKHOLDERS EQUITY

Overview

The Company’s authorized capital stock consists of 20,000,000 shares of common stock and 10,000,000 shares of preferred stock, par value $0.001 per share. As of June 30, 2020, there were 16,123,507 shares of common stock issued and outstanding and 1,750,000 shares of preferred stock issued and outstanding.

On December 10, 2019, the Financial Industry Regulatory Authority (“FINRA”) approved the Company’s 1:10 reverse stock split of the Company’s common stock. The reverse stock split took effect on December 11, 2019. Unless otherwise noted, impacted amounts and share information in the consolidated financial statements and notes thereto as of and for the periods ended June 30, 2020 and September 30, 2019, have been adjusted for the stock split as if such stock split occurred on the first day of the first period presented.

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

Common Stock issuances during the nine months ended June 30, 2020

The Company issued 1,964,313 shares of common stock in accordance with the terms of the convertible debt agreement due to the decrease in stock price. (See Note 10 for additional details.)

The Company issued 22,000 shares of common stock for services rendered to independent consultants at a fair value of $54,000.

The Company issued 793 shares of common stock as a result of rounding related to the reverse stock split.

The Company issued 95,699 shares of common stock in relation to the acquisition of p2k (See note 3 for additional details.)

In relation to the Securities Purchase Agreement dated December 31, 2018, the Company issued 1,125,000 shares of common stock for the conversion of $1,250,000 in principal and $437,500 in interest at an effective conversion price of $1.50. (See Note 10 for additional details)

In relation to the Securities Purchase Agreement dated April 17, 2019, the Company issued 8,241,665 shares of common stock for the conversion of $10,750,000 in principal and $1,612,500 in interest as a conversion premium at an effective conversion price of $1.50. (See Note 10 for additional details)

The Company issued 25,019 shares of common stock as board and executive compensation at a fair value of $57,500.

Common stock returned during the nine months ended June 30, 2020

As a result of a note payoff on December 5, 2019, 5,000 shares common stock were returned to treasury and cancelled on January 13, 2020.

As a result of the cancellation of an investor relations services contract, 25,000 shares were returned to treasury and cancelled on February 10, 2020.

Series A Preferred Stock issuances during the nine months ended June 30, 2020

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

Common Stock issuances during the nine months ended June 30, 2019

During the period commencing October 1, 2018 through June 30, 2019, the Company received $361,800 from 14 investors pursuant to private placement agreements with the investors to purchase 45,225 shares of the Company’s common stock at a purchase price equal to $8.00 for each share of common stock.

On September 11, 2018, the Company entered into an agreement with Regal Consulting, LLC for investor relations services. Under this agreement the Company agreed to issue 3,000 shares of the Company’s common stock per month as compensation for services plus additional cash compensation. During the nine months ended June 30, 2019, the Company issued a total of 18,000 shares of its common stock in accordance with the agreement. Stock compensation of $531,600 was recorded as a result of the stock issued under the agreement.

On October 15, 2018, the Company entered into an agreement with a consultant for services. Under this agreement the Company agreed to issue 3,000 shares of the Company’s common stock which vest evenly over a six month period from the agreement date. During the nine months ended June 30, 2019, the Company recorded stock compensation of $68,819 was recorded as a result of the stock issued under the agreement.

On October 2, 2018, an investor exercised warrants to purchase 300 shares of the Company’s $0.001 par value common stock at a purchase price equal to $3.63 for each share of Common stock. The Company receive $1,088 as a result of this exercise.

The Company issued 10,000 shares in relation to a Securities purchase agreement executed on December 31, 2018. (See Note 10 for additional details.)

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

On January 7, 2019, an investor converted $2,500,000 in principal and $875,000 in interest,  for 178,472 shares of the Company’s common stock at an effective conversion price of $18.90.

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

On April 9, 2019, an investor exercised warrants to purchase 900 shares of the Company’s common stock at a purchase price equal to $3.63. The Company received $3,267 as a result of this exercise.

The Company issued 125,000 shares in relation to the Securities purchase agreement executed on April 17, 2019.

On June 12, 2019, the Company entered into an agreement with SylvaCap Media for investor relations services. Under this agreement, the Company agreed to issue 25,000 shares of the Company’s common stock as compensation for services for a six month period plus additional cash considerations. The 25,000 shares vest upon issuance but if the agreement is terminated within 90 days of execution, the shares are to be returned and cancelled. The Company terminated the agreement and the shares were returned on February 10, 2020.

Common stock returned during the nine months ended June 30, 2019

As a result of a conversion of a note on September 21, 2018, 13,750 shares common stock which were previously issued as a commitment fee were returned to treasury and cancelled on December 21, 2018.

As a result of a note payoff on January 3, 2019, 13,750 shares of common stock which were previously issued as a commitment fee returned to treasury and cancelled on January 8, 2019.

14. STOCK WARRANTS

The following is a summary of stock warrant activity during the nine months ended June 30, 2020.

	Number of Warrant Shares	Weighted Average Exercise Price
Balance, September 30, 2019	1,314,065	$21.62
Warrants granted	—	$—
Warrants expired	—	—
Warrants cancelled	—	—
Warrants exercised	—	—
Balance, June 30, 2020	1,314,065	$21.62

As of June 30, 2020, the outstanding warrants have a weighted average remaining term of 2.17 years and an intrinsic value of $194,250.

As of June 30, 2020, there are warrants exercisable to purchase 1,286,922 shares of common stock in the Company and 27,143 unvested warrants outstanding that cannot be exercised until vesting conditions are met. 996,198 of the warrants require a cash investment to exercise as follows, 5,000 required a cash investment of $8.00 per share, 449,865 require a cash investment of $15.00 per share, 125,000 require a cash investment of $20.00 per share, 103,000 require a cash investment of $25.00 per share, 200,000 require an investment of $35.00 per share, 10,000 require an investment of $40.00 per share, 60,000 require an investment of $50.00 per share, 38,333 require a cash investment of $75.00 per share and 5,000 require a cash investment of $100.00 per share. 317,867 of the outstanding warrants contain provisions allowing a cashless exercise at their respective exercise prices.

Warrant activity for the nine months ended June 30, 2019

On October 15, 2018, the Company entered into an agreement with a consultant for services. Under this agreement the Company agreed to issue 3,000 warrants to purchase shares of the Company’s common stock at an exercise price of $25.00 for a period of five years which vest evenly over a six-month period from the agreement date. During the nine months ended June 30, 2020 and 2019 the Company recorded stock compensation of $0 and $68,643 as a result of the stock issued under the agreement. The warrants were valued using the black-Scholes valuation model.

On December 31, 2018, in connection with a Securities purchase agreement (see Note 10 for additional details) the Company issued Common Stock Purchase Warrants to acquire up to 308,333 shares of common stock for a term of three years on a cash-only basis at an exercise price of $20.00 per share with respect to 125,000 Warrant Shares, $25.00 with respect to 100,000 Warrant Shares, $50.00 with respect to 50,000 Warrant Shares and $75.00 with respect to 33,333 Warrant Shares.

On August 28, 2018, in connection with the Consulting agreement executed with Zero Positive, LLC the Company issued warrants to purchase 90,000 shares of common stock at an exercise price of $8.00 per share to Zero Positive. The warrants were valued at $2,607,096 using the Black Scholes option pricing model. The warrants vest as follows: 30,000 warrants vested immediately, the balance vest evenly on the last day of each month over the forty-two months beginning August 31, 2018. As of June 30, 2020, 58,571 warrants had vested, and the Company recorded an expense of $372,442 and 372,442 during the nine months ended June 30, 2020 and 2019. (See Note 10 for additional details.)

On January 22, 2019, in accordance with a merger agreement, CleanSpark issued; a five year warrant to purchase 50,000 shares of CleanSpark common stock at an exercise price of $16.00 per share, and a five year warrant to purchase 50,000 shares of CleanSpark common stock at an exercise price of $20.00 per share.  The warrants were valued at $1,102,417 and $1,102,107, respectively.

On April 18, 2019, in connection with a Securities purchase agreement, the Company issued Common Stock Purchase Warrants to acquire up to 230,000 shares of common stock for a term of three years on a cash-only basis at an exercise price of $35.00 per share with respect to 200,000 Warrant Shares, $40.00 with respect to 10,000 Warrant Shares, $50.00 with respect to 10,000 Warrant Shares, $75.00 with respect to 5,000 Warrant Shares and $100.00 with respect to 5,000 Warrant Shares.

The Black-Scholes model utilized the following inputs to value the warrants granted during the nine months ended June 30, 2019:

Fair value assumptions – Warrants:	June 30, 2019
Risk free interest rate	2.36% -3.01%
Expected term (years)	3-5
Expected volatility	254%-268%
Expected dividends	0%

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

As of June 30, 2020, the Company expects to recognize $786,415 of stock-based compensation for the non-vested outstanding warrants over a weighted-average period of 1.5 years.

15. STOCK OPTIONS

The Company sponsors a stock-based incentive compensation plan known as the 2017 Incentive Plan (the “Plan”), which was established by the Board of Directors of the Company on June 19, 2017. A total of 300,000 shares were initially reserved for issuance under the Plan. As of June 30, 2020, there were 21,360 shares available for issuance under the plan.

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

The following is a summary of stock option activity during the nine months ended June 30, 2020.

	Number of Option Shares	Weighted Average Exercise Price
Balance, September 30, 2019	81,254	$11.82
Options granted	233,233	5.28
Options expired	25,000	8.00
Options cancelled	(10,847)	19.04
Options exercised	—	—
Balance, June 30, 2020	278,640	$6.41

As of June 30, 2020, there are options exercisable to purchase 216,717 shares of common stock in the Company. As of June 30, 2020, the outstanding options have a weighted average remaining term of was 2.59 years and an intrinsic value of $0.

Option activity for the nine months ended June 30, 2020

During the nine months ended June 30, 2020, the Company issued 233,233 options to purchase shares of common stock to employees; the shares were granted at quoted market prices ranging from $4.50 to $8.50. The options were valued at issuance using the Black Scholes model and stock compensation expense of $673,590 was recorded as a result of the issuances.

The Black-Scholes model utilized the following inputs to value the options granted during the nine months ended June 30, 2020:

Fair value assumptions – Options:	June 30, 2020
Risk free interest rate	0.85%-1.73%
Expected term (years)	3-5
Expected volatility	124%-209%
Expected dividends	0%

As of June 30, 2020, the Company expects to recognize $245,300  of stock-based compensation for the non- vested outstanding options over a weighted-average period of 2.17 years.

Option activity for the nine months ended June 30, 2019

During the nine months ended June 30, 2019, the Company issued 12,788 options to purchase shares of common stock to employees, the shares were granted at quoted market prices ranging from $15.10 to $59.00. The options were valued at issuance using the Black Scholes model and stock compensation expense of $245,000 was recorded as a result of the issuances.

On March 10, 2018 the Company issued a total of 25,000 options to four consultants for advisory services. The options vest evenly 12 months from issuance. The options expire 24 months after issuance and require a cash investment to exercise. The options were valued at issuance using the Black Scholes model at $342,500 and amortized of the term of the agreement. During the nine months ended June 30, 2019, $191,425 was expensed as stock-based compensation.

The Black-Scholes model utilized the following inputs to value the options granted during the nine months ended June 30, 2019:

Fair value assumptions – Options:	June 30, 2019
Risk free interest rate	2.21%-2.91%
Expected term (years)	3
Expected volatility	239%-271%
Expected dividends	0%

16. COMMITMENTS AND CONTINGENCIES

Office leases

Utah Corporate Office

On November 22, 2019, the company entered into a lease to relocate the corporate office to 1185 South 1800 West, Suite 3, Woods Cross, UT 84047. The agreement calls for the Company to make payments of $2,300 in base rent per month through February 28, 2021. The lease term is on an annual basis beginning on March 1, 2020.

San Diego Office

On May 15, 2018, the Company executed a 37 month lease agreement, which commenced on July 1, 2018 at 4360 Viewridge Avenue, Suite C, San Diego, California. The agreement calls for the Company to make payments of $4,057 in base rent per month through July 31, 2021 subject to an annual 3% rent escalation. Future minimum lease payments under the operating leases for the facilities as of June 30, 2020, are as follows:

Fiscal year ending (three months remaining) September 30, 2020	$12,912

Fiscal year ending September 30, 2021	$43,170

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

17. MAJOR CUSTOMERS AND VENDORS

For the nine months ended June 30, 2020 and 2019, the Company had the following customers that represented more than 10% of sales.

	June 30, 2020	June 30, 2019
Customer A	60.3%	33.9%
Customer B	14.1%	1.2%
Customer C	—	21.9%
Customer D	—	21.4%

For the nine months ended June 30, 2020 and 2019, the Company had the following suppliers that represented more than 10% of direct material costs. Internally developed product costs and labor for services rendered are excluded from the calculation.

	June 30, 2020	June 30, 2019
Vendor A	85.7%	90.1%

18. SUBSEQUENT EVENTS

On July 7, 2020, the Company received its $660,000 in initial capital from the Contractual joint venture. The Company plans to continue to evaluate opportunities under the joint venture and will continue to provide capital for the procurement of PPE under this agreement as future opportunities continue to arise. (See note 5 for details).

On July 16, 2020, the Company filed a preliminary information statement wherein the Company’s shareholders approved to grant the Board authority to effectuate an increase in the number of authorized shares of Common Stock from 20,000,000 to no more than 50,000,000 and amend the Company’s 2017 Incentive Plan to increase the number of shares issuable from 300,000 to 1,500,000. The effective date of these actions is determined by the Board in its sole discretion.

On July 20, 2020, the Company sold 1,230,770 shares to an existing accredited investor at a price of $3.25 per share for gross proceeds of $4,000,000.

An investor has advised us that it considers the July 21, 2020 filing of the Form 8-K without that investor’s prior review to be a contractual breach. We believe the investor’s position is without merit given that the governing contract does not provide that investor any right to prior review of the Form 8-K. We intend to vigorously defend against any claims brought by the investor related to the filing of the Form 8-K. We are not in a position to estimate potential impact at this time.

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

Nasdaq Listing

On January 24, 2020, the Company was approved for listing on the Nasdaq Capital Market (“Nasdaq”).

Our Contractual Joint Venture

CleanSpark entered into an agreement with partners to procure, distribute and supply Personal Protective Equipment (PPE) for hospitals and frontline medical personnel. The agreement is effective until December 31, 2020, unless otherwise extended by mutual consent.

The Company contributed capital in the amount of $660,000 on April 6, 2020 to assist with the procurement of these products, with the potential for additional monies to be lent by the Company to the contractual joint venture, upon mutual consent if necessary.

Under the agreement, the Company will receive $0.20 per unit for each mask sold and a mutually agreeable amount for other types of PPE’s sold through the use of its funds. Such proceeds are distributed to the Company as soon as commercially reasonable after receipt from such customer or at the Company’s option reinvested for additional purchases.

CleanSpark recognized and received $20,000 in other income from this agreement for the period ended June 30, 2020.  See note 5 for details.

On July 7, 2020, the Company received its $660,000 in initial capital from the JV. The Company plans to continue to evaluate opportunities under the JV and will continue to provide capital for the procurement of PPE under this agreement as future opportunities continue to arise.

Results of operations for the three months ended June 30, 2020 and 2019

Revenues

Revenues increased to $3,438,674 during the three months ended June 30, 2020, as compared with $1,222,736 in revenues for the same period ended 2019 primarily due to revenue from our switchgear products and mPulse sales.

Gross Profit

Our cost of revenues was $2,893,939 for the three months ended June 30, 2020, resulting in gross profit of $544,735, as compared with cost of revenues of $1,006,144 for the three months ended June 30, 2019, resulting in gross profit of $216,592.

Our cost of revenues for the three months ended June 30, 2020 was mainly the result of manufacturing, hardware, and service expenses.

Cost of goods sold increased to $2,751,964 for the three months ended June 30, 2020, from $914,220 for the same period ended 2019. Our product sale expense consisted mainly of the cost of contract manufacturing for our switchgear products and hardware costs.

Our cost of services increased to 141,975 for the three months ended June 30, 2020, from $91,924 for the same period ended 2019. Our service, software and related revenues expenses for the three months ended June 30, 2020, and 2019 consisted mainly of allocated payroll costs of employees and consultants and subcontractors for services rendered from our acquisition of p2k and installation of solar panels and energy storage.

Operating Expenses

We had operating expenses of $2,688,334 for the three months ended June 30, 2020, as compared with $2,693,290 for the three months ended June 30, 2019.

Professional fees decreased to $709,367 for the three months ended June 30, 2020, from $1,296,993 for the same period ended June 30, 2019. Our professional fees expenses for the three months ended June 30, 2020 consisted mainly of officers and directors’ consulting fees of $105,500, consulting fees of $434,236, and accounting, audit and review fees of $25,900 and stock-based compensation of $143,731. Our professional fees expenses for the three months ended June 30, 2019 consisted mainly of officers’ consulting fees of $375,500, consulting fees of $436,653, and audit and review fees of $11,000 and stock-based compensation of $431,721. Professional fees decreased in 2020 mainly as a result of decreased stock-based compensation and officers and directors’ consulting fees.

Payroll expenses increased to $996,555 for the three months ended June 30, 2020, from $211,129 for the same period ended 2019. Our payroll expenses for the three months ended June 30, 2020 consisted mainly of salary and wages expense of $967,355 and employee stock-based compensation of $29,200. Our payroll expenses for the three months ended June 30, 2019 consisted mainly of salary and wages expense of $209,879 and employee stock-based compensation of $1,250.

General and administrative fees increased to $279,045 for the three months ended June 30, 2020, from $222,167 for the same period ended 2019. Our general and administrative expenses for the three months ended June 30, 2020 consisted mainly of marketing expenses of $32,322, rent expenses of $34,445, insurance expenses of $65,833, dues and subscriptions of $61,675 and office expense of $6,267. Our general and administrative expenses for the three months ended June 30, 2019 consisted mainly of travel expenses of $32,994, rent expenses of $17,575, insurance expenses of $36,626, dues and subscriptions of $37,093 and office expense of $17,391.

Product development expense decreased to $0 for the three months ended June 30, 2020, from $344,871 for the same period ended 2019. Our product development expenses for the three months ended June 30, 2020 and 2019 consisted mainly of amortization of capitalized software.

Depreciation and amortization expense increased to $703,367 for the three months ended June 30, 2020, from $618,130 for the same period ended 2019.

We expect that our operating expenses will increase in future quarters as we further implement our business plan. As we execute on customer contracts we may be required to hire and compensate additional personnel and support increased operational costs.

Other income (expenses)

Other income/(expenses) increased to ($6,407,702) for the three months ended June 30, 2020, from ($1,495,213) for the same period ended June 30, 2019. Our other income/(expenses) for the three months ended June 30, 2020 consisted mainly of an unrealized loss on equity securities of ($80,500), derivative gain of $719,294 and interest expense of ($7,066,496). Our other expenses for the three months ended June 30, 2019 consisted of interest expense of ($1,495,213).

Net Loss

We recorded a net loss of $8,551,301 for the three months ended June 30, 2020, as compared with a net loss of $3,971,911 for the same period ended June 30, 2019.

Results of operations for the nine months ended June 30, 2020 and 2019

Revenues

Revenues increased to $8,073,781 during the nine months ended June 30, 2020, as compared with $2,209,542 in revenues for the same period ended 2019 primarily due to revenue from our switchgear products and mPulse sales.

Gross Profit

Our cost of revenues was $6,730,906 for the nine months ended June 30, 2020, resulting in gross profit of $1,342,875, as compared with cost of revenues of $1,821,488 for the nine months ended June 30, 2019, resulting in gross profit of $388,054.

Our cost of revenues for the nine months ended June 30, 2020 was mainly the result of product sale and service, software and related revenues expenses.

Cost of goods sold   increased to $6,458,086 for the nine months ended June 30, 2020, from $1,245,102 for the same period ended 2019. Our product sale expense for the nine months ended June 30, 2020 consisted mainly of the cost of contract manufacturing for our switchgear products.

Cost of services  decreased to $272,820  for the nine months ended June 30, 2020, from $576,386 for the same period ended 2019. Our service, software and related revenues expenses for the nine months ended June 30, 2020, and 2019 consisted mainly of allocated payroll costs of employees and consultants and subcontractors for services rendered from our acquisition of p2k and installation of solar panels and energy storage.

Operating Expenses

We had operating expenses of $8,749,987 for the nine months ended June 30, 2020, as compared with $7,192,344 for the nine months ended June 30, 2019.

Professional fees increased to $3,231,945 for the nine months ended June 30, 2020, from $3,719,269 for the same period ended June 30, 2019. Our professional fees expenses for the nine months ended June 30, 2020 consisted mainly of officers and directors’ consulting fees of $571,654, consulting fees of $1,233,008, legal fees of $332,020 and accounting, audit and review fees of $120,060 and stock-based compensation of $975,143. Our professional fees expenses for the nine months ended June 30, 2019 consisted mainly of officers’ consulting fees of $848,489, consulting fees of $1,071,107, legal fees of $146,682, and audit and review fees of $95,349 and stock-based compensation of $1,540,503. Professional fees increased in 2019 mainly as a result of increased stock-based compensation and other consulting related to increased business development efforts and audit and legal fees in connection with our SEC reporting obligations.

Payroll expenses increased to $2,692,474 for the nine months ended June 30, 2020, from $684,650 for the same period ended 2019. Our payroll expenses for the nine months ended June 30, 2020 consisted mainly of salary and wages expense of $2,606,586 and employee stock-based compensation of $85,888. Our payroll expenses for the nine months ended June 30, 2019 consisted mainly of salary and wages expense of $508,400 and employee stock-based compensation of $176,250.

General and administrative fees increased to $820,837 for the nine months ended June 30, 2020, from $478,564 for the same period ended 2019. Our general and administrative expenses for the nine months ended June 30, 2020 consisted mainly of marketing expenses of $108,869, travel expenses of $80,648, rent expenses of $82,904, insurance expenses of $159,519, dues and subscriptions of $230,713 and office expense of $27,467. Our general and administrative expenses for the nine months ended June 30, 2019 consisted mainly of travel expenses of $60,028, rent expenses of $52,378, insurance expenses of $79,939, dues and subscriptions of $136,092 and office expense of $30,116.

Product development expense decreased to $0 for the nine months ended June 30, 2020, from $1,034,612 for the same period ended 2019. Our product development expenses for the nine months ended June 30, 2020 and 2019 consisted mainly of amortization of capitalized software.

Depreciation and amortization expense increased to $2,004,731 for the nine months ended June 30, 2020, from $1,275,249 for the same period ended 2019.

We expect that our operating expenses will increase in future quarters as we further implement our business plan. As we execute on customer contracts we may be required to hire and compensate additional personnel and support increased operational costs.

Other income (Expenses)

Other income/(expenses) increased  to ($8,875,541) for the nine months ended June 30, 2020, from ($7,215,712) for the same period ended June 30, 2019. Our other income/(expenses) for the nine months ended June 30, 2020 consisted mainly of an unrealized gain on equity securities of $78,368, derivative gain of $1,544,185 and interest expense of ($10,518,094).  Our other expenses for the nine months ended June 30, 2019 consisted of interest expense of ($7,196,287), and loss on settlement of debt of (19,425).

Net Loss

We recorded a net loss of $16,282,653 for the nine months ended June 30, 2020, as compared with a net loss of $14,020,002 for the same period ended June 30, 2019.

Liquidity and Capital Resources

As of June 30, 2020, we had total current assets of $7,220,044, consisting of cash, accounts receivable, and prepaid expenses and other current assets, and total assets in the amount of $20,628,304. Our total current and total liabilities as of June 30, 2020 were $1,588,880 and $2,270,049, respectively. We had working capital of $5,631,164 as of June 30, 2020.

Operating activities used $3,679,081 in cash for the nine months ended June 30, 2020, as compared with $5,792,028 for the same period ended June 30, 2019. Our net loss of $16,282,653  was the main component of our negative operating cash flow for the nine months ended June 30, 2020, offset mainly by unrealized gain on equity security of ($78,368), gain on derivative asset of ($1,544,185), depreciation and amortization of $2,004,731, amortization of capitalized software of $121,582, amortization of debt discounts of $9,022,759, accounts payable of $2,347,566, and stock-based compensation of $1,171,632. Our net loss of $14,020,002 was the main component of our negative operating cash flow for the nine months ended June 30, 2019, offset mainly by loss on settlement of debt of $19,425, depreciation and amortization of $1,275,249, amortization of capitalized software of $1,034,612, amortization of debt discounts of $5,674,800, stock based compensation of $1,716,753 and an increase in accounts payable of $1,653,821.

Cash flows used by investing activities during the nine months ended June 30, 2020 was $2,667,702, as compared with $598,763 for the same period ended June 30, 2019. Our acquisition of p2kLabs, Inc. of $1,141,990, investment in International Land Alliance and other equity securities of $750,000, investment in Contractual Joint Venture of $660,000, and purchase of fixed assets of $30,787 were the main components of our negative investing cash flow for the nine months ended June 30, 2020. Our investment in the capitalized software of $569,043 and purchase of fixed assets of $27,570 were the main components of our negative investing cash flow for the nine months ended June 30, 2019.

Cash flows provided by financing activities during the nine months ended June 30, 2020 amounted to $463,702, as compared with $13,994,092 for the nine months ended June 30, 2019. Our cash flows from financing activities for the nine months ended June 30, 2020 consisted of repayments of ($67,467) on promissory note and proceeds from promissory notes of $531,169. Our positive cash flows from financing activities for the nine months ended June 30, 2019 consisted of $361,800  in proceeds from the sale of common stock, $14,995,000 in net proceeds from convertible notes and $75,030 from related party debts off-set by repayments of $507,876 on promissory note, repayments of $555,000 on convertible debts and repayments of $457,820 on related party debts.

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

Off Balance Sheet Arrangements

As of June 30, 2020, there were no off-balance sheet arrangements.

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

In January 2017, the FASB issued guidance within ASU 2017-04, Intangibles-Goodwill and Other. The amendments in ASU 2017-04 simplify the subsequent measurement of goodwill by comparing the fair value of a reporting unit with its carrying amount. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019. We are currently evaluating the impact the adoption of this new standard will have on our financial position and results of operations.

In June 2016, the FASB issued guidance within ASU 2016-13, Financial Instruments – Credit Losses. The amendments in ASU 2016-13 require assets measured at amortized cost and establishes an allowance of credit losses for available for sale debt securities. ASU 2016-13 is effective for fiscal years beginning after December 15, 2020. We are currently evaluating the impact the adoption of this new standard will have on our financial position and results of operations.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2020. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2020, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

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

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

Management has implemented and continues to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively. The remediation actions include: (i) we intend to adopt a different financial reporting software that has increased controls built into the system functionality by the end of the current fiscal year, in the interim we plan to implement additional controls to mitigate existing controls risks inherent to our existing accounting software; (ii) additional controls to improve risk assessment procedures to ensure all risks have been addressed.

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

Changes in Internal Control over Financial Reporting

Other than continuing with the remediation actions described above related to the material weakness in our internal controls, there has been no change in our internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the period commencing October 1, 2019 through June 30, 2020, the Company issued 47,019 shares of common stock and 750,000 shares of preferred stock, as compensation for services.

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

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
10.1	Joint Venture agreement, dated April 6, 2020
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101 INS	XBRL Instance Document
101 SCH	XBRL Schema Document
101 CAL	XBRL Calculation Linkbase Document
101 LAB	XBRL Labels Linkbase Document
101 PRE	XBRL Presentation Linkbase Document
101 DEF	XBRL Definition Linkbase Document
*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 4, 2020	By: /s/ Zachary K. Bradford Zachary K. Bradford Title: Chief Executive Officer (Principal Executive Officer)

Date: August 4, 2020	By: /s/Lori L. Love Lori L. Love Title: Chief Financial Officer (Principal Financial and Accounting Officer)

