Form 10-K
period 2020-09-30
CLEANSPARK, INC.
filed 2020-12-17
CIK 827876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

Commission file number: 001-39187

CleanSpark, Inc.
(Exact name of registrant as specified in its charter)

Nevada	87-0449945
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1185 S. 1800 W., Ste. 3 Woods Cross, Utah	84087
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (702) 941-8047

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	CLSK	Nasdaq Stock Market

Securities registered pursuant to Section 12(g) of the Act: N/A

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

☐ Large accelerated Filer	☐ Accelerated Filer
☒ Non-accelerated Filer	☒ Smaller reporting company
☐ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [ ] No [X]

The aggregate market value of the common stock held by non-affiliates as of March 31, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $6,779,235 based on the per share closing price as of March 31, 2020 quoted on the Nasdaq Capital Market for the registrant’s common stock, which was $1.18.

As of December 14, 2020, there were. 23,964,093 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

1

CLEANSPARK, INC.

Form 10-K for the Fiscal Year Ended

September 30, 2020

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain statements that are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements (such as when we describe what “will,” “may,” or “should” occur, what we “plan,” “intend,” “estimate,” “believe,” “expect” or “anticipate” will occur, and other similar statements) include, but are not limited to, statements regarding future operating results, potential risks pertaining to these future operating results, future plans or prospects, anticipated benefits of proposed (or future) acquisitions, dispositions and new facilities, growth, the capabilities and capacities of business operations, any financial or other guidance, expected capital expenditures and all statements that are not based on historical fact, but rather reflect our current expectations concerning future results and events. We make certain assumptions when making forward-looking statements, any of which could prove inaccurate, including assumptions about our future operating results and business plans. Therefore, we can give no assurance that the results implied by these forward-looking statements will be realized. Furthermore, the inclusion of forward-looking information should not be regarded as a representation by the Company or any other person that future events, plans or expectations contemplated by the Company will be achieved. The following important factors, among others, could affect future results and events, causing those results and events to differ materially from those expressed or implied in our forward-looking statements:

•	our ability to achieve profitability in the future;
•	high volatility in the value attributable to our business;
•

the rapidly changing regulatory and legal environment in which we operate, may lead to unknown future challenges to operating our business or which may subject our business to added costs and/or uncertainty regarding the ability to operate;

•	our ability to keep pace with technology changes and competitive conditions;
•	our ability to execute on our business strategy;
•	other risks and uncertainties related to our business plan and business strategy.

For a further list and description of various risks, factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections contained in this document, and any subsequent reports on Form 10-Q and Form 8-K, and other filings we make with the Securities and Exchange Commission (“SEC”). Given these risks and uncertainties, the reader should not place undue reliance on these forward-looking statements.

All forward-looking statements included in this Annual Report on Form 10-K are made only as of the date of this Annual Report on Form 10-K, and we do not undertake any obligation to publicly update or correct any forward-looking statements to reflect events or circumstances that subsequently occur, or of which we hereafter become aware. You should read this document completely and with the understanding that our actual future results or events may be materially different from what we expect. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

Information regarding market and industry statistics contained in this report is included based on information available to us that we believe is accurate. It is generally based on industry and other publications that are not produced for purposes of securities filings or economic analysis. Forecasts and other forward-looking information obtained from these sources are subject to the same qualifications and the additional uncertainties accompanying any estimates of future market size, revenue and market acceptance of products and services. We do not undertake any obligation to publicly update any forward-looking statements. As a result, investors should not place undue reliance on these forward-looking statements.

PART I

Item 1. Business

As used in this Annual Report on Form 10-K, the terms “we”, “us”, “our”, the “Company”, “CleanSpark, Inc.” and “CleanSpark” mean CleanSpark, Inc. and its consolidated subsidiaries, unless otherwise indicated.

Overview

CleanSpark, Inc. is a Nevada corporation. We are in the business of providing advanced software and controls technology solutions to solve modern energy challenges. We have a suite of software solutions that provide end-to-end microgrid energy modeling, energy market communications and energy management solutions. Our offerings consist of intelligent energy monitoring and controls, intelligent microgrid design software, middleware communications protocols for the energy industry, energy system engineering and software consulting services.

The software platforms (the “Platforms”) which are integral to our business are summarized as follows:

•	mVSO Platform: Energy modeling software for microgrid design and sales
•	mPulse Platform: Patented, proprietary controls platform that enables integration and optimization of multiple energy sources.
•	Canvas: Middleware used by Grid Operators and Aggregators to administrate load shifting programs.
•	Plaid: Middleware used by Controls and IoT Product Companies to participate in load shifting programs

The Platforms are designed to allow customers to design, build, and operate distributed energy systems and microgrids which efficiently manage energy generation assets, energy storage assets, and energy consumption assets. Our software products enable users to implement software solutions to execute on these strategies. These strategies are generally targeted to operate distributed energy assets in a manner that provides resiliency and economic optimization and/or revenue generation through wholesale market activities.

We also offer digital agency services through p2kLabs, Inc. including creative design, marketing/digital content, technical development, and engineering.

We also own patented gasification technologies. Our technology converts any organic material into SynGas which can be used as fuel for a variety of applications and as feedstock for the generation of DME (Di-Methyl Ether). As previously disclosed, we plan to continue to focus on our other product offerings, as opposed to expending significant efforts on the Gasifier side of the business.

Lines of Business

Energy Business Segment

Through CleanSpark, LLC, the Company provides microgrid engineering, design and software solutions to military, commercial and residential customers. Our services consist of distributed energy microgrid system engineering and design, and project consulting services.

Through CleanSpark Critical Power Systems, Inc., the Company provides custom hardware solutions for distributed energy systems that serve military and commercial residential properties.

Through GridFabric, LLC the Company provides Open Automated Demand response (“OpenADR”) and other middleware communication protocol software solutions to commercial and utility customers.

Digital Agency Segment

Through p2kLabs, Inc., the Company provides design, software development and other technology-based consulting services.

Distributed Energy Management and Microgrid Industry

Integral to our business is our Distributed Energy Management Business (the “DER Business”). The main assets of our DER Business include our propriety software systems (“Systems”) and also our engineering and methodology trade secrets. The Distributed Energy systems and Microgrids that utilize our Systems are capable of providing secure, sustainable energy with significant cost savings for its energy customers. The Systems allows customers to design, engineer, and then efficiently communicate with and manage renewable energy generation, storage and consumption. By having autonomous control over the multiple facets of energy usage and storage, customers are able to reduce their dependency on utilities, thereby keeping energy costs relatively constant over time. The overall aim is to transform energy consumers into intelligent energy producers by supplying and managing power in a manner that anticipates their routine instead of interrupting it.

Around the world, the aging grid is becoming unstable and unreliable due to increases in loads and lack of new large-scale generation facilities. This inherent instability is compounded by the push to integrate a growing number and variety of renewable but intermittent energy generation assets and advanced technologies into outdated electrical grid systems. Simultaneously, defense installations, industrial complexes, communities, campuses and other aggregators across the world are turning to virtual power plants and microgrids as a means to decrease their reliance from the grid, reduce utility costs, utilize cleaner power, and enhance energy security and surety.

The convergence of these factors is creating significant opportunities in the power supply optimization and energy management industry. Efficiently operating and managing the distributed energy management systems and microgrids of tomorrow, while maximizing the use of sustainable energy to produce affordable, stable, predictable and reliable power on a large scale, is a significant opportunity that early-movers can leverage to capture a large share of this emerging global industry.

A microgrid is comprised of any number of energy generation, energy storage, and smart distribution assets that serve a single or multiple loads, both connected to the utility grid and separate from the utility grid “islanded”. In the past, distributed energy management systems and microgrids have consisted of off-grid generators organized with controls to provide power where utility lines cannot run. Today, modern distributed energy management systems and microgrids integrate renewable energy generation systems (REGS) with advanced energy storage devices and interoperate with the local utility grid. Advanced autonomous cyber-secure microgrids controls relay information between intelligent hardware and servers to make decisions in real-time that deliver optimum power where it is needed, when it is needed.

Our mPulse software is an integrated distributed energy management control platform that seamlessly integrates and controls all forms of energy generation with energy storage devices to provide energy security in real time free of cyber threats to service facility loads. DER systems are able to interoperate with the local utility grid, and bring users the ability to choose when to buy or sell power to and from the utility grid. mPulse is ideal DER systems for commercial, industrial, defense, campus and residential users and ranges in size from 4KW to 100MW and beyond.

mPulse Software Suite

mPulse is a modular platform that provides intelligent control of a Microgrid based on a systems operational goals, energy assets and forecasted energy load and generation. mPulse performs high-frequency calculations, threshold-based alarming, execution of domain-specific business rules, internal and external health monitoring, historical data persistence, and system-to-operator notifications. The modular design increases system flexibility and extensibility. In addition, the deployment of the mPulse system follows a security-conscious posture by deploying hardware-based firewalls as well as encryption across communication channels. mPulse allows configuration for site-specific equipment and operation and provides a clean, informative user interface to allow customers to monitor and analyze the data streams that describe how their microgrid is operating.

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

Microgrid Value Stream Optimizer (mVSO)

The Microgrid Value Stream Optimizer (mVSO) software platform provides a robust distributed energy and microgrid system modeling solution. mVSO takes utility rate data and load data for a customer site and helps automate the sizing and analysis of potential microgrid solutions as well as providing a financial analysis around each grid configuration. mVSO uses historical data to generate projected energy performance of generation assets and models how storage responds to varying operational modes and command logics based upon predicted generation and load curves. mVSO analyzes multiple equipment combinations and operational situations to determine the optimal configuration for a site based on the financial and economic results, equipment outlay, utility cost savings, etc., to arrive at payback and IRR values. This ultimately provides the user with data to design a distributed energy and/or microgrid system that will meet the customers’ performance benchmarks. The system also provides users with business development and proposal generation tools to more efficiently present the results to end-customers.

Critical power switchgear and hardware solutions – CleanSpark Critical Power Systems, Inc.

Through the Company’s wholly owned subsidiary, CleanSpark Critical Power Systems, Inc. we provide parallel switchgear, automatic transfer switches and related control and circuit protective equipment solutions for commercial, industrial, defense, campus and residential users. We utilize Pioneer Power Solutions, Inc. for contract manufacturing, of our parallel switchgear, automatic transfer switches and related control and circuit protective equipment.

OpenADR and communication protocol software solutions – GridFabric

Through the Company’s wholly owned subsidiary, GridFabric, LLC we offer Open ADR solutions to commercial and utility customers. GridFabric provides middleware software solutions for utilities and IoT (Internet of Things) products that manage energy loads. OpenADR 2.0b is now the basis for the standard to be developed by the International Electrotechnical Commission. GridFabric's core products are Canvas and Plaid.

Canvas

Canvas is an OpenADR 2.0b Virtual Top Node ('VTN') built for testing and managing Virtual End Nodes ('VENs') that are piloting and running load shifting programs. Canvas is offered to customers in the Cloud as a SaaS solution or as a licensed software.

Plaid

Plaid is a licensed software solution that allows any internet connected product that uses energy (i.e. Solar, Storage & Inverters, Demand Response, EV Charging, Lighting, Industrial controls, Building Management Systems, etc.)   to add load shifting capabilities by translating load shifting protocols into their existing APIs. Companies that implement Plaid through GridFabric get a Certified OpenADR 2.0b Virtual End Node (VEN) upon completion of the implementation process.

Digital Agency Segment – p2kLabs

Through the Company’s wholly owned subsidiary, p2kLabs, Inc. we provide a suite of digital services from creative design to technical development for products and services through the entire product/service lifecycle. P2k is made up of “labs” whereas each lab contains its own unique offering including design, marketing/digital content, engineering & SalesForce development, and strategy services.

Legacy Gasifier Business

Our Gasification technologies and prototype will need to undergo further additional testing to further establish its commercial capability of producing large volumes of clean, renewable energy from any carbon compound (Municipal Solid Waste (MSW), Coal, Sewage Sludge) into clean Synthesis Gas(“SynGas”). Our prototype Gasifier is still under development and a commercially viable Gasifier is not expected to be sellable until we expend additional resources on its testing and development. A third-party consulting firm has independently tested the Gasifer's performance and certified the results of its performance. Upon completion of the testing, an initial white paper was published outlining the results and suggested improvements for commercialization. We anticipate that the investment to complete these improvements would be between approximately $500,000. Upon completion of the improvements, we would be required to conduct an extended test run with an independent third party to verify the results needed to prove its commercial viability, at which time we could begin to actively market our Gasifier units.

We own Patent Nos. 9,890,340B2, 9,359,567, 8,518,133 8,105,401 and 8,347,829 protecting our gasification technology and process for using feedstock comprising gaseous fuel Our patented process involves the grinding, drying, separating, mixing, and then pelletizing of solid waste. These pellets constitute the feedstock for the Gasifier. Gasifying feedstock using our technology converts waste and organic material into SynGas. SynGas can be converted into multiple forms of fuel for power plants, motor vehicles, jets, duel-fuel diesel engines, gas turbines, and steam boilers and as feedstock for the generation of DME (Di-Methyl Ether). The SynGas produced is mostly hydrogen and carbon monoxide which are primary building blocks for many fuels and chemicals. Syngas is sufficiently clean that it if processed directly it generally does not require costly hot-gas cleanup.

As discussed above, we do not anticipate deploying significant resources on the gasification business at this time. As opportunities arise, we intend to utilize the gasification assets and intellectual properties through licensing or sales agreements.

We have not engaged in any significant negotiations to sell or license our Gasifier products to any major customers.

Markets, Geography and Major Customers

The Company’s products and services predominantly serve the North American and Latin American energy markets, and primarily the commercial and industrial space. Based on recent market experience, it appears there may be some seasonality with deliveries decreasing in November and December each year, likely as a result of the US holiday season and as a result of varied customer appropriation cycles; however, we believe these market factors will continue  to evolve and the Company’s insight to these trends will improve with continued commercial success and time.

For the year ended September 30, 2020 and 2019, respectively 58.3% and 34.8% of our total consolidated revenues were associated primarily with one customer. A loss or decline in business with this customer, could have an adverse impact on our business, financial condition, and results of operations.

We provide our hardware products under contract manufacturing agreements. we provide our software and services at customer locations and from our offices located in Utah, Nevada and California.

Working Capital Items

We do not maintain significant inventory. Our inventory levels are currently adequate for our short-term needs based upon present levels of demand.  We consider the component parts of our different products to be generally available and current suppliers to be reliable and capable of satisfying anticipated needs.

Distribution, Marketing and Strategic Relationships

We have developed strategic relationships with well-established companies in key areas including distribution and manufacturing. We sell our products worldwide, with a primary focus on North America and Latin America, through our direct product sales force, and partner networks.

Materials and Suppliers

Although most components essential to our business are generally available from multiple sources. We believe there are component suppliers and manufacturing vendors whose loss to us could have a material adverse effect upon our business and financial condition. The Company currently engages a contract manufacturer, whereby they exclusively manufacture parallel switchgear, automatic transfer switches and related control and circuit protective equipment for us.

Historically, we have not experienced significant delays in the supply or availability of our key materials or components provided by our suppliers, nor have we experienced a significant price increase for materials or components. We do not anticipate any such delays or significant price increases in our fiscal year 2021.

Environmental Issues

No significant pollution or other types of hazardous emission result from the Company’s operations and it is not anticipated that our operations will be materially affected by federal, state or local provisions concerning environmental controls.  Our costs of complying with environmental, health and safety requirements have not been material.

We do not believe that existing or pending climate change legislation, regulation, or international treaties or accords are reasonably likely to have a material effect in the foreseeable future on our business or markets that we serve, nor on our results of operations, capital expenditures or financial position.  We will continue to monitor emerging developments in this area.

Competition

We experience competition in all areas of our business. The markets we address for alternative energy and microgrid markets, energy controls and communications systems are characterized by the presence of both new start-ups and well-established product providers.  We believe the principal competitive factors in the markets in which we operate include product features, including scalability, relative price and performance, lifetime operating cost, including any maintenance and support, product quality and reliability, safety, ease of use, rapid integration with new and existing distributed energy assets, customer support, design innovation, marketing and distribution capability, service and support and corporate reputation.

Some of our competitors have substantially larger financial and other resources. Factors that could affect our ability increase sales of our System may include resource limitations, available information and our standards established for projected return on investment.

Distributed Energy Management Business Competition

Our DER Business and software platforms are set up to compete against larger companies. We offer an end-to-end suite of software solution that enables microgrids from design through operations and communication .Our integrated microgrid control platform seamlessly integrates energy generation with energy storage devices and controls facility loads to provide energy security in real time. The platforms are able to interoperate with the local utility grid and allows users the ability to obtain the most cost-effective power for a facility. The systems are technology agnostic and can incorporate into multiple vendors and manufacturers products and legacy systems. The systems are ideal for commercial, industrial, mining, defense, campus and community users ranging from 4 kw to 100 MW and beyond and can deliver power at or below the current cost of utility power. All of these attributes contribute to our ability to compete with the larger, more established competitors that have rely on their own manufactured products and hardware solutions.

The principal advantages of our Platforms are:

▪	Technology agnostic approach allows customers to leverage aged legacy systems reducing implementation costs.

▪	The automated process is user friendly and does not require highly qualified engineers to operate.

▪	We believe our project proposal tool is more accurate than any other option on the market.

Distributed Energy and Microgrid control technologies are fairly new to the market and can be deployed in various formats. Eight technologies that are predominantly used in commercial applications and/or have been extensively studied are:

▪	Schneider Electric

▪	Spirae

▪	Ageto Energy

▪	PowerSecure

▪	ABB

Energy Modeling Business Competition

▪	Energy Toolbase

▪	Homer

Gasifier Business Competition

Our Gasifier system is expected to compete against larger gasification projects. Our modular concept allows for parallel processing so a facility could be easily expanded or reduced without risk or changing the basic structure by simply adding or removing module units; it also allows for multiple end product processing, producing electricity, ethanol, and fuels simultaneously, and for universal parts which reduces maintenance costs. We expect all of these attributes contribute to our ability to compete with the larger, more established competitors that have large systems that require significant downtime for maintenance and repair. As previously disclosed, we plan to continue to focus on our other product offerings, as opposed to expending significant efforts on the Gasifier side of the business.

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

In relation to our legacy gasifier business, we own the following patents: Patent No. 9,359,567 ‘Gasification Method Using Feedstock Comprising Gaseous Fuels’; Patent No. 8,518,133 ‘Parallel Path, Downdraft Gasifier Apparatus and Method’; and Patent No. 8,105,401 ‘Parallel Path, Downdraft Gasifier Apparatus and Method.’ ; Patent No. 8,347,829 Electrolytic Reactor and Related Methods for Supplementing the Air Intake of an Internal Combustion Engine. The second Patent, "Parallel Path Downdraft Gasifier Apparatus and Method, US 9,890, 340 B2", awarded February 13, 2018, further enhances CleanSpark's patent portfolio surrounding its proprietary gasification and waste-to-energy technologies. Our patents begin to expire between 2028 and 2035.

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

Other than the above regulations and maintaining our good standing in the State of Nevada, complying with applicable local business licensing requirements, complying with all state and federal tax requirements, preparing our periodic reports under the Securities Exchange Act of 1934, as amended, and complying with other applicable securities laws, rules, and regulations, and our discussion related to our newly acquired ATL Data Centers LLC subsidiary regarding bitcoin mining operations, we do not believe that existing or probably governmental regulations will have a material effect on our operations. We do not currently require the approval of any governmental agency or affiliated program for our operations.

Product Development

Because the distributed energy and related software industry is still in an early state of adoption, our ability to compete successfully is heavily dependent upon our ability to ensure a continual and timely flow of competitive products, services, and technologies to the marketplace. We continue to develop new products and technologies and to enhance existing products in order to drive further commercialization. We may also expand the range of our product offerings and intellectual property through licensing and/or acquisition of third-party business and technology.

Human Capital Resources; Employees; Personnel

We believe that our future success will depend, in part, on our ability to continue to attract, hire, and retain qualified personnel. As of December 14, 2020, we had 62 staff members with 56 full time salaried employees. We continue to seek additions to our staff, although the competition for such personnel in our segments is significant. None of our employees are represented by a labor union, and we have never experienced a work stoppage. We believe that our relations with our employees are good.

Company Websites

We maintain a corporate Internet website at: www.cleanspark.com and informational websites for our subsidiaries at www.p2klabs.com and www.gridfabric.io.

The contents of these websites are not incorporated in or otherwise to be regarded as part of this Annual Report.

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

We have a limited operating history that makes it difficult to evaluate our business. Historical sales pertaining to our products have been in insufficient to create positive cashflows or profitability, and we cannot say with certainty when we will begin to achieve profitability.

Since inception, we have sustained $116,402,606 in cumulative net losses and we had a net loss for the fiscal year September 30, 2020 of $23,346,143. We expect to have operating losses at least until such time as we have developed a substantial and stable revenue base. We cannot assure you that we can develop a substantial and stable revenue base or achieve or sustain profitability on a quarterly or annual basis in the future.

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

We rely on patents and proprietary rights to protect our technology and enforcing those rights could disrupt our business operation and divert precious resources that could ultimately harm our   future prospects.

We rely on a combination of trade secrets, confidentiality agreements and procedures and patents to protect our proprietary technologies.

In relation to our microgrid business, we own the following patents: Patent No. 9,941,696 B2 and patent number 10,658,839 "Establishing Communication and Power Sharing Links Between Components of a Distributed Energy System, awarded April 10, 2018, The patent covers CleanSpark's ability to receive data from a plurality of sources within a microgrid, which is then analyzed to forecast power needs across the microgrid, or a combination of multiple 'fractal' microgrids, and then determining whether or when to share power with the requesting module.

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

Any failure by management to properly manage growth could have a material adverse effect on our business, operating results, and financial condition.

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

We have engaged in and may engage in acquisitions that could disrupt our business, cause dilution to our stockholders, reduce our financial resources and harm our operating results.

We have been involved in significant acquisitions in our lifespan. In the future, we may seek additional opportunities to expand our product offerings or the markets we serve by acquiring other companies, product lines, technologies and personnel.

Acquisitions involve numerous risks, including the following:

o	difficulties integrating the operations, technologies, products, and personnel of an acquired company or being subjected to liability for the target’s pre–acquisition activities or operations as a successor in interest;
o	diversion of management’s attention from normal daily operations of the business;
o	potential difficulties completing projects associated with in–process research and development;
o	difficulties entering markets in which we have no or limited prior experience, especially when competitors in such markets have stronger market positions;
o	initial dependence on unfamiliar supply chains or relatively small supply partners;
o	insufficient revenues to offset increased expenses associated with acquisitions;
o	the potential loss of key employees of the acquired companies; and
o	the potential for recording goodwill and intangible assets that later can be subject to impairment.

•	Acquisitions may also cause us to:

o	issue common stock that would dilute our current shareholders’ percentage ownership;
o	assume or otherwise be subject to liabilities of an acquired company;
o	record goodwill and non–amortizable intangible assets that will be subject to impairment testing on a regular basis and potential periodic impairment charges;
o	incur amortization expenses related to certain intangible assets;
o	incur large acquisition and integration costs, immediate write–offs, and restructuring and other related expenses; and
o	become subject to litigation.

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

Although we have obtained sufficient funding for the foreseeable future, if we do not obtain increased revenues in 2021 and beyond, we may have to seek additional financing or scale back or cease our activities, which may significantly harm our chances of success.

Because we currently operate at a loss, we are dependent on generating additional revenue. The majority of our financing in 2020 was from the sale of our common stock. Subsequently, on October 9, 2020 we obtained approximately $40,000,000 before underwriting and offering expenses in connection with an underwritten public offering. While this financing is expected to carry us through 2021 and beyond, we need to generate cashflows from revenues. As explained in this annual report, these cashflows are needed to increase our sales and marketing efforts, for continued upgrades to our software, and for working capital.

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

Risks Related to Our Securities

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

The issuance of shares of preferred stock, depending on the rights, preferences and privileges attributable to the preferred stock, could reduce the voting rights and powers of the common stock and the portion of our assets allocated for distribution to common stockholders in a liquidation event, and could also result in dilution in the book value per share of the common stock. The preferred stock could also be utilized, under certain circumstances, as a method for raising additional capital or discouraging, delaying or preventing a change in control of the Company, to the detriment of the investors in the common stock offered hereby. We cannot assure you that we will not, under certain circumstances, issue shares of our preferred stock.

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

Risks Related to Our ATL Data Centers Subsidiary

On December 9, 2020, we acquired ATL Data Centers LLC (“ATL”) that, in addition to being a traditional data center operation, operates, currently, 3,471 bitcoin mining units (“ASICs”), with the Company’s intent to significantly increase that number. Government regulation of blockchain and cryptocurrency is being actively considered by the United States federal government via its agencies and regulatory bodies, as well as similar entities in other countries and transnational organizations, such as the European Union. State and local regulations also may apply to our activities and other activities in which we may participate in the future. Other governmental or semi-governmental regulatory bodies have shown an interest in regulating or investigating companies engaged in the blockchain or cryptocurrency business. For instance, the SEC has taken an active role in regulating the use of public offerings of proprietary coins (so-called “Initial Coin Offerings”) and has made statements and official promulgations as to the status of certain cryptocurrencies as “securities” subject to regulation by the SEC.

Presently, we do not believe any U.S. or State regulatory body has taken any action or position adverse to our main cryptocurrency, bitcoin, with respect to its production, sale, and use as a medium of exchange; however, future changes to existing regulations or entirely new regulations may affect our business in ways it is not presently possible for us to predict with any reasonable degree of reliability. As the regulatory and legal environment evolves, we may become subject to new laws, such as further regulation by the SEC and other agencies, which may affect our mining and other activities.

If regulatory changes or interpretations of our activities require our registration as a money services business (“MSB”) under the regulations promulgated by FinCEN under the authority of the U.S. Bank Secrecy Act, or otherwise under state laws, we may incur significant compliance costs, which could be substantial or cost-prohibitive. If we become subject to these regulations, our costs in complying with them may have a material negative effect on our business and the results of our operations.

To the extent that the activities of ATL cause it to be deemed an MSB under the regulations promulgated by FinCEN under the authority of the U.S. Bank Secrecy Act, we may be required to comply with FinCEN regulations, including those that would mandate us to implement anti-money laundering programs, make certain reports to FinCEN and maintain certain records.

To the extent that the activities of ATL cause it to be deemed a “money transmitter” (“MT”) or equivalent designation, under state law in any state in which ATL operates, ATL may be required to seek a license or otherwise register with a state regulator and comply with state regulations that may include the implementation of anti-money laundering programs, maintenance of certain records and other operational requirements. Currently, the NYSDFS has finalized its “BitLicense” framework for businesses that conduct “virtual currency business. ATL will continue to monitor for developments in such legislation, guidance or regulations applicable to ATL.

Such additional federal or state regulatory obligations may cause ATL to incur extraordinary expenses, possibly affecting its business and financial condition in a material and adverse manner. Furthermore, ATL and its service providers may not be capable of complying with certain federal or state regulatory obligations applicable to MSBs and MTs. If ATL is deemed to be subject to and determines not to comply with such additional regulatory and registration requirements, we may act to dissolve and liquidate ATL. Any such action may adversely affect business operations and financial condition.

Current regulation of the exchange of bitcoins under the CEA by the CFTC is unclear; to the extent we become subject to regulation under the CFTC in connection with our exchange of bitcoin, we may incur additional compliance costs, which may be significant.

Current legislation, including the Commodities Exchange Act of 1936, as amended (the “CEA”) is unclear with respect to the exchange of bitcoins. Changes in the CEA or the regulations promulgated thereunder, as well as interpretations thereof and official promulgations by the Commodities Futures Tradition Commission (“CFTC”), which oversees the CEA much like the SEC oversees the Securities Act and the Exchange Act, may impact the classification of bitcoins and therefore may subject them to additional regulatory oversight by the CFTC.

Presently, bitcoin derivatives are not excluded from the definition of a “commodity future” by the CFTC. We cannot be certain as to how future regulatory developments will impact the treatment of bitcoins under the law. Bitcoins have been deemed to fall within the definition of a commodity and, we may be required to register and comply with additional regulation under the CEA, including additional periodic report and disclosure standards and requirements. Moreover, we may be required to register as a commodity pool operator or as a commodity pool with the CFTC through the National Futures Association. Such additional registrations may result in extraordinary, non-recurring expenses, thereby materially and adversely impacting an investment in us. If we determine not to comply with such additional regulatory and registration requirements, we may seek to cease certain of our operations. Any such action may adversely affect an investment in us. As of the date of this annual report, no CFTC orders or rulings are applicable to our business.

If we acquire digital securities, even unintentionally, we may violate the Investment Company Act of 1940 and incur potential third-party liabilities.

The Company intends to comply with the 1940 Act in all respects. To that end, if holdings of cryptocurrencies are determined to constitute investment securities of a kind that subject the Company to registration and reporting under the 1940 Act, the Company will limit its holdings to less than 40% of its assets. Section 3(a)(1)(C) of the 1940 Act defines “investment company” to mean any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding, or trading in securities, and owns or proposes to acquire investment securities having a value exceeding 40% of the value of such issuer’s total assets (exclusive of Government securities and cash items) on an unconsolidated basis. Section 3(a)(2) of the 1940 Act defines “investment securities” to include all securities except (A) Government securities, (B) securities issued by employees’ securities companies, and (C) securities issued by majority-owned subsidiaries which (i) are not investment companies and (ii) are not relying on the exception from the definition of investment company in section 3(c)(1) or 3(c)(7) of the 1940 Act. As noted above, the SEC has not stated whether bitcoin and cryptocurrency is an investment security, as defined in the 1940 Act.

The further development and acceptance of digital asset networks and other digital assets, which represent a new and rapidly changing industry, are subject to a variety of factors that are difficult to evaluate. The slowing or stopping of the development or acceptance of digital asset systems may adversely affect an investment in us.

Digital assets such as bitcoins, that may be used, among other things, to buy and sell goods and services are a new and rapidly evolving industry of which the digital asset networks are prominent, but not unique, parts. The growth of the digital asset industry in general, and the digital asset networks of bitcoin in particular, are subject to a high degree of uncertainty. The factors affecting the further development of the digital asset industry, as well as the digital asset networks, include:

●	continued worldwide growth in the adoption and use of bitcoins and other digital assets;

●	government and quasi-government regulation of bitcoins and other digital assets and their use, or restrictions on or regulation of access to and operation of the digital asset network or similar digital assets systems;

●	the maintenance and development of the open-source software protocol of the bitcoin network and ether network;

●	changes in consumer demographics and public tastes and preferences;

●	the availability and popularity of other forms or methods of buying and selling goods and services, including new means of using fiat currencies;

●	general economic conditions and the regulatory environment relating to digital assets; and

●	the impact of regulators focusing on digital assets and digital securities and the costs associated with such regulatory oversight.

A decline in the popularity or acceptance of the digital asset networks of bitcoin or ether, or similar digital asset systems, could adversely affect an investment in us.

Since there has been limited precedent set for financial accounting or taxation of digital assets other than digital securities, it is unclear how we will be required to account for digital asset transactions and the taxation of our businesses.

There is currently no authoritative literature under accounting principles generally accepted in the United States which specifically addresses the accounting for digital assets, including digital currencies. Therefore, by analogy, we intend to record digital assets similar to financial instruments under ASC 825, Financial Instruments, because the economic nature of these digital assets is most closely related to a financial instrument such as an investment in a foreign currency.

We believe that the Company will recognize revenue when it is realized or realizable and earned. Our material revenue stream is expected to be related to the mining of digital currencies. We will derive revenue by providing transaction verification services within the digital currency networks of crypto-currencies, such as bitcoin commonly termed “crypto-currency mining.” In consideration for these services, ee expect to receive digital currency (also known as “Coins”). Coins are generally recorded as revenue, using the average spot price on the date of receipt. The Coins are recorded on the balance sheet at their fair value. Gains or losses on sale of Coins are recorded in the statement of operations. Expenses associated with running the crypto-currency mining business, such as equipment deprecation, and electricity cost are recorded as cost of revenues.

In 2014, the IRS issued guidance in Notice 2014-21 that classified cryptocurrency as property, not currency, for federal income tax purposes. But according to the requirements of FATCA, which requires foreign financial institutions to provide the IRS with information about accounts held by U.S. taxpayers or foreign entities controlled by U.S. taxpayers, cryptocurrency exchanges, in the ordinary course of doing business, are considered financial institutions.

On November 30, 2016, a federal judge in the Northern District of California granted an IRS application to serve a “John Doe” summons on Coinbase Inc., which operates a cryptocurrency wallet and exchange business. The summons asked Coinbase to identify all U.S. customers who transferred convertible cryptocurrency from 2013 to 2015. The IRS is trying to get cryptocurrency owners to report the value of their wallets to the federal government and the IRS is treating cryptocurrency as both property and currency.

The American Institute of Certified Public Accountants recommended in a June 2016 letter to the IRS that cryptocurrency accounts be reported in the summary information section of Form 8938, Statement of Specified Foreign Financial Assets, which breaks with the IRS’s 2014 guidance that cryptocurrency be treated as property.

Property is divided into certain sections within the Internal Revenue Code (“IRC”) that determine everything from how the property is treated at sale, to how the property is depreciated, to the nature and character of the gain on sale of the asset. For instance, IRC §1231 property (real or depreciable business property held for more than one year) is treated as capital in nature when sold for a profit, but it is treated as ordinary when the property is sold for a loss. IRC §1245 property, on the other hand, is treated as ordinary in nature. IRC §1245 property encompasses most types of property. IRC §1250 property covers everything else. IRC §1250 states that a gain from selling real property that has been depreciated should be taxed as ordinary income, to the extent that the accumulated depreciation exceeds the depreciation calculated using the straight-line method, which is the most basic depreciation method used on an income statement. IRC §1250 bases the amount of tax due on the type of property, such as residential or nonresidential property, and on how many months the property was owned.

IRS guidance is silent on which section of the tax code cryptocurrency falls into. For instance, IRC §1031 allows for the like-kind exchange of certain property. IRC §1031 exchanges typically are done with real estate or business assets. However, with the classification of cryptocurrency as property by the IRS, many tax professionals will argue that cryptocurrency can be exchanged using IRC §1031.

We believe that all of our digital asset mining activities will be accounted for on the same basis regardless of the form of digital asset. A change in regulatory or financial accounting standards or interpretation by the IRS or accounting standards or the SEC could result in changes in our accounting treatment, taxation and the necessity to restate our financial statements. Such a restatement could negatively impact our business, prospects, financial condition and results of operations.

Digital assets held by us are not subject to FDIC or SIPC protections.

We do not hold our digital assets with a banking institution or a member of the Federal Deposit Insurance Corporation (“FDIC”) or the Securities Investor Protection Corporation (“SIPC”) and, therefore, our digital assets are not subject to the protections enjoyed by depositors with FDIC or SIPC member institutions.

Because many of our digital assets are held by digital asset exchanges, we face heightened risks from cybersecurity attacks and financial stability of digital asset exchanges.

ATL may transfer their digital asset from its wallet to digital asset exchanges prior to selling them. Digital assets not held in ATL ‘s wallet are subject to the risks encountered by digital asset exchanges including a DDoS Attack or other malicious hacking, a sale of the digital asset exchange, loss of the digital assets by the digital asset exchange and other risks similar to those described herein. ATL does not maintain a custodian agreement with any of the digital asset exchanges that hold the ATL digital assets. These digital asset exchanges do not provide insurance and may lack the resources to protect against hacking and theft. If this were to occur, ATL may be materially and adversely affected.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Currently, we do not own any real estate. Our corporate offices are located at 1185 S. 1800 W, Suite 3, Woods Cross Utah 84087. We are currently on a year-to-year lease agreement that calls for us to make payments of $2,300 per month.

We sublease offices located at 8475 S. Eastern Ave., Suite 200, Las Vegas, NV. We are currently on a year-to-year lease agreement that calls for us to make payments of $1,525 per month.

We operate our California operations out of leased office space located at 4360 Viewridge Avenue, Suite C, San Diego, California 92123. On May 15, 2018, we executed a 37-month lease agreement, which commenced on July 1, 2018. The agreement calls for us to make payments of $4,057 in base rent per month through July 31, 2021 subject to an annual 3% rent escalation. Future minimum lease payments under the operating leases for the facilities as of September 30, 2020, are as follows:

Fiscal year ending September 30, 2021	$43,170

The Company believes its existing facilities and equipment are in good operating condition and are suitable for the conduct of its business.

Item 3. Legal Proceedings

We are subject to litigation, claims, investigations and audits arising from time to time in the ordinary course of our business.

CleanSpark, Inc. v. Discover Growth Fund, LLC

On August 5, 2020, the Company filed a verified complaint (the “Complaint”) in the Supreme Court of the State of New York against Discover Growth Fund, LLC (“Investor”). Among other things, the Complaint seeks: declaratory relief against Investor in response to Investor’s claim that a Form 8-K filed by the Company in relation to a July 20, 2020 securities purchase agreement needed pre-approval by Investor prior to filing, and injunctive relief in response to conversion notices sent by Investor claiming trigger events and defaults arising out of the failure to obtain the Form 8-K pre-approval.

The case was subsequently removed to the United States District Court for the Southern District of New York, which then determined that the parties’ agreements required a JAMS arbitrator sitting in the U.S. Virgin Islands to resolve the parties’ dispute over which of their agreements’ competing forum selection clauses was controlling, and that therefore the Court’s personal jurisdiction over Investor had not been established.

While the New York action was pending, Investor filed a demand for arbitration with JAMS in the U.S. Virgin Islands, alleging breach of the Securities Purchase Agreement dated December 31, 2018, and the Purchase Agreement dated April 17, 2019 between Investor and the Company (the “Arbitration”) and seeking issuance of additional shares of the Company. The Company then filed a response to Investor’s claims, denying Investor’s claims and asserting counterclaims against Investor, and also filed for emergency injunctive relief in the Arbitration seeking, among other things, an order enjoining Investor from continuing to pursue certain remedies based on the allegations in the Arbitration between Investor and the Company.

On September 21, 2020, the arbitrator granted the Company’s motion for emergency interim relief in the Arbitration. The arbitrator issued his interim award on September 22, 2020, (the “Interim Award”), which restrains Investor from: (i) proceeding with an asset sale or taking any actions in furtherance of the asset sale; (ii) pursuing any remedies in connection with the purported trigger events, conversion notices, notices of default, or sale notices that Investor issued; (iii) claiming or issuing any additional trigger events, conversion notices, delivery notices, notices of default, or sale notices pursuant to the debenture, note, or prior securities purchase agreements between the parties that relate to or arise out of the facts and allegations at issue in the Arbitration; and (iv) pursuing any other remedies that relate to or arise out of the facts and allegations at issue in the Arbitration.

Following the Interim Award, the Company completed an underwritten public offering with HC Wainwright (the “Offering”). In connection with the Offering, the Company provided notice to Investor of the Offering in compliance with a right of first refusal provision (the “ROFR”) in the parties’ agreements with the Company. Investor responded to the notice claiming that the notice was not sufficient and the ROFR was not satisfied by the notice and, as a result, proceeding with the Offering constituted a trigger event under the parties’ prior securities purchase agreements. Investor included the preceding allegations regarding the ROFR in its statement of claim in the Arbitration, and they are now at issue in that proceeding. The Company forcefully denies those claims.

Although the ultimate outcome of this matter cannot be determined with certainty, the Company believes that the claims raised by Investor in and related to the Arbitration are completely without merit, and the Company intends to both defend itself vigorously and to vigorously prosecute its counterclaims. Additionally, the Company believes that it has fully complied with its obligations under the right of first refusal and public disclosure review provisions of the parties’ prior securities purchase agreements.

Notwithstanding the merits of Investor’s claims, however, the Arbitration may distract the Company and cost the Company’s management time, effort and expense to defend against the claims and threats made by Investor. Notwithstanding the Company’s belief that it has complied with all of its obligations under the parties’ agreements, no assurance can be given as to the outcome of the Arbitration, and in the event the Company does not prevail in such action, the Company, its business, financial condition and results of operations would be materially and adversely affected.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Information

Our common stock, par value $0.001 per share, is listed on The Nasdaq Capital Market under the symbol “CLSK.”

Holders of Our Common Stock

As of December 14, 2020, we had 223 registered holders of record of our common stock, with others in street name.

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

None.

Repurchases

The Company has not made any repurchases of shares or other units of any class of the Company’s equity securities during the fourth quarter of the fiscal year covered by this Annual Report.

Item 6. Selected Financial Data

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion of our financial condition and results of operations for the years ended September 30, 2020 and 2019 should be read in conjunction with our consolidated financial statements and the notes to those statements that are included elsewhere in this Annual Report on Form 10-K. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate”, “estimate”, “plan”, “project”, “continuing”, “ongoing”, “expect”, “believe”, “intend”, “may”, “will”, “should”, “could”, and similar expressions to identify forward-looking statements.

Results of Operations for the Year Ended September 30, 2020 and 2019

Revenues

We earned $10,028,701 in revenues during the year ended September 30, 2020, as compared with $4,532,782 in revenues for the year ended September 30, 2019.

For the year ended September 30, 2020 and 2019 our revenue was derived from of the sale of equipment, design, engineering and services revenue. This income from our Energy segment is the result of contracts to sell switchgear equipment, perform engineering design, and provide software for distributed energy and microgrid systems. For the year ended September 30, 2020, we also generated services revenue from our January 2020 acquisition of p2kLabs, Inc. We hope to generate more significant revenue from customers through the sale and licensing of our Software platforms and services in the future. However, we are unable to estimate with any degree of certainty the amount of future revenues, from existing or future software contracts. Also, we do not anticipate earning significant revenues from our Gasifier business until such time that we have fully developed our technology and are able to market our products.

Gross Profit

Our cost of revenues were $7,907,849 for the year ended September 30, 2020 resulting in gross profit of $2,120,852, as compared with cost of revenues of $3,861,086 for the year ended September 30, 2019 resulting in gross profits of $671,696.

Our cost of revenues in 2020 was mainly the result of contract manufacturing expense, hardware materials, subcontractors and direct labor expense.

Contract manufacturing expense increased to $6,704,075 for the year ended September 30, 2020, from $3,220,480 for the year ended 2019. Our manufacturing expense consisted of the cost of contract manufacturing of switchgear equipment.

Hardware material expenses increased to $824,665 for the year ended September 30, 2020, from $125,782 for the year ended 2019. Our materials expense for the years ended September 30, 2020 and 2019 consisted mainly of the cost of energy storage.

Direct labor decreased to $4,029 for the year ended September 30, 2020, from $86,125 for the year ended 2019. Our direct labor expenses for the year ended September 30, 2020 consisted mainly of allocated payroll costs of employees and consultants.

Subcontractor expenses decreased to $325,232 for the year ended September 30, 2020, from $366,523 for the year ended 2019. Our subcontractor expenses for the year ended September 30, 2019 consisted mainly of fees charged by subcontractors for services delivery and installation of energy assets.

Operating Expenses

We had operating expenses of $17,263,968 for the year ended September 30, 2020, as compared with $17,285,541 for the year ended September 30, 2019.

Professional fees increased to $6,521,016 for the year ended September 30, 2020 from $4,829,038 for the same period ended September 30, 2019. Our professional fees expenses for the year ended September 30, 2020 consisted mainly of consulting fees of $607,392 paid to management of the Company, stock-based compensation for consulting of $2,265,194, sales consulting of $278,547, legal fees of $1,472,421, investor relations and external marketing consulting of $725,347, director fees of $442,000, consulting for software and engineering of $82,031, accounting and tax fees of $186,969 and audit and review fees of $135,060. Our professional fees expenses for the year ended September 30, 2019 consisted mainly of consulting fees of $1,032,076 paid to management of the Company, stock-based compensation for consulting of $1,735,693, sales consulting of $202,963, legal fees of $220,163, investor relations consulting of $1,253,903, consulting for public relations of $52,740, consulting for software and engineering of $15,680 and audit and review fees of $141,349.

Payroll expenses increased to $6,813,641 for the year ended September 30, 2020 from $1,267,403 for the same period ended September 30, 2019. Our payroll expenses for the year ended September 30, 2020 consisted mainly of salary and wages expense of $4,293,558 and employee and officer stock-based compensation and related bonuses of $2,520,083. Our payroll expenses for the year ended September 30, 2019 consisted mainly of salary and wages expense of $1,010,054 and employee and officer stock-based compensation of $257,349.

General and administrative fees increased to $1,093,062  for the year ended September 30, 2020 from $917,298 for the same period ended September 30, 2019. Our general and administrative expenses for the year ended September 30, 2020 consisted mainly of travel expenses of $82,407, rent expenses of $117,223 insurance expenses of $232,043, dues and subscriptions of $362,887, marketing related expenses of $153,091, and bad debt expense of $36,924. Our general and administrative expenses for the year ended September 30, 2019 consisted mainly of travel expenses of $95,151, rent expenses of $76,220 insurance expenses of $123,499, dues and subscriptions of $184,402, marketing related expenses of $95,690, and bad debt expense of $258,255.

Product development expense decreased to $163,918  for the year ended September 30, 2020 from $1,453,635 for the same period ended September 30, 2019. Our product development expenses for the year ended September 30, 2020 consisted of amortization of capitalized software of $163,91 8. Our product development expenses for the year ended September 30, 2019 consisted of amortization of capitalized software of $1,453,635.

Depreciation and amortization expense increased to $2,672,331 for the year ended September 30, 2020 from $1,902,981 for the same period ended September 30, 2019.

No impairment expenses were recorded for the year ended September 30, 2020 and $6,915,186 for the same period ended September 30, 2019.

Other Income/Expenses

We had net other expenses of $8,203,027 for the year ended September 30, 2020, compared with other expenses of $9,503,087 for the year ended September 30, 2019. Our other income/expenses for the year ended September 30, 2020 consisted mainly of other income of 20,000, unrealized gains on equity security and derivative security of $116,868 and $2,115,269 respectively, and interest expense of $10,449,946. Our other expenses for the year ended September 30, 2019 consisted mainly of loss on settlement of debts of $19,425, and interest expense of $9,483,662.

Net Loss

Net loss for the year ended September 30, 2020 was $23,346,143 compared to net loss of $26,116,932 for the year ended September 30, 2019.

Liquidity and Capital Resources

For the year ended September 30, 2020, our primary sources of liquidity came from existing cash, and proceeds from a securities purchase agreement. On October 6, 2020 , the Company completed a share offering which resulted in net cash proceeds of approximately $37,000,000. Based on our current plans and business conditions, we believe that existing cash and cash generated from operations will be sufficient to satisfy our anticipated cash requirements until the Company reaches profitability, and we are not aware of any trends or demands, commitments, events or uncertainties that are reasonably likely to result in a decrease in liquidity of our assets. However, our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of our sales and marketing, the timing of new product introductions and the continuing market acceptance of our products and services. If cash generated from operations is insufficient to satisfy our capital requirements, we may open a revolving line of credit with a bank, or we may have to sell additional equity or debt securities or obtain credit facilities. In the event such financing is needed in the future, there can be no assurance that such financing will be available to us, or, if available, that it will be in amounts and on terms acceptable to us. If cash flows from operations became insufficient to continue operations at the current level, and if no additional financing was obtained, our business, operating results and financial condition would be adversely affected.

As of September 30, 2020, we had total current assets of $8,251,858, consisting of cash, accounts receivable, contract assets and prepaid expenses and other current assets, and total assets in the amount of $22,340,063. Our total current liabilities as of September 30, 2019 were $5,382,529. We had a working capital surplus of $2,869,329 as of September 30, 2020.

Operating activities used $6,642,734 in cash for the year ended September 30, 2019, as compared with $5,697,989 for the same period ended September 30, 2019. Our net loss of $23,346,143 was the main component of our negative operating cash flow for the year ended September 30, 2020, offset mainly by amortization of debt discount of $9,010,547, depreciation and amortization of $2,672,331, shares issued as interest of $2,050,000, amortization of capitalized software of $163,918 and stock-based compensation of $2,053,232. Our net loss of $26,116,932 was the main component of our negative operating cash flow for the year ended September 30, 2019, offset mainly by impairment expense of $6,915,186, depreciation and amortization of $1,902,981, shares issued as interest of $1,400,000, amortization of capitalized software of $1,453,635 and stock-based compensation of $1,993,043.

Cash flows used by investing activities during the year ended September 30, 2020 was $2,383,623, as compared with $673,953 for the year ended September 30, 2019. Our acquisitions of p2kLabs & GridFabric of $1,513,802, investments in the capitalized software of $84,924, purchase of fixed assets of $34,897 and the investment in debt and equity securities of $750,000 were the main components of our negative investing cash flow for the year ended September 30, 2020. Our investment in the capitalized software of $569,042, purchase of fixed assets of $102,761 and the purchase of intangible assets of $2,150 were the main components of our negative investing cash flow for the year ended September 30, 2019.

Cash flows provided by financing activities during the year ended September 30, 2020 amounted to $4,313,702, as compared with $13,798,022 for the year ended September 30, 2019. Our positive cash flows from financing activities for the year ended September 30, 2020 consisted of $4,000,000 in proceeds from the sale of common stock, $531,169 in proceeds from promissory notes off-set by repayments of $217,467 on promissory notes. Our positive cash flows from financing activities for the year ended September 30, 2019 consisted of $361,800 in proceeds from the sale of common stock, 14,995,000 in proceeds from convertible notes and $75,030 from related party debts off-set by repayments of $625,344 on promissory notes repayments of $457,820 on related party debt, and repayments of $555,000 on convertible debts.

Known Trends or Uncertainties

Although we have not seen any significant reduction in revenues to date, we have seen some consolidation in our industry during economic downturns. These consolidations have not had a negative effect on our total sales; however, should consolidations and downsizing in the industry continue to occur, those events could adversely impact our revenues and earnings going forward.

As discussed in the Risk Factors section of this Annual Report on Form 10-K, the world has been affected due to the COVID-19 pandemic. Until the pandemic has passed, there remains uncertainty as to the effect of COVID-19 on our business in both the short and long-term.

We believe that the need for improved productivity in the research and development activities directed toward developing new products and/or software will continue to result in increasing adoption of energy solution tools such as those we produce. New product and/or software developments in the energy business segment could result in increased revenues and earnings if they are accepted by our markets; however, there can be no assurances that new products and/or software will result in significant improvements to revenues or earnings. For competitive reasons, we do not disclose all of our new product development activities.

Our continued quest for acquisitions could result in a significant change to revenues and earnings if one or more such acquisitions are completed.

The potential for growth in new markets is uncertain. We will continue to explore these opportunities until such time as we either generate sales or determine that resources would be more efficiently used elsewhere.

Inflation

We have not been affected materially by inflation during the periods presented, and no material effect is expected in the near future.

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

In February 2016, the FASB issued ASU 2016-02, "Leases" ("ASC 842"). The guidance requires lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Lessor accounting is similar to the current model, but updated to align with certain changes to the lessee model and the new revenue recognition standard. Existing sale-leaseback guidance, including guidance for real estate, is replaced with a new model applicable to both lessees and lessors. ASC 842 is effective for fiscal years beginning after December 15, 2018. Upon adoption of this guidance, on October 1, 2019, the Company recorded a Right of use asset and corresponding lease liability of $85,280 and $85,280, respectively, on the Consolidated Balance Sheet. No cumulative effect adjustment to retained earnings resulted from adoption of this guidance. The new standard did not have a material impact on the Company's results of operations or cash flows.

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

Off Balance Sheet Arrangements

As of September 30, 2020, there were no off balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Consolidated Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm
F-2	Consolidated Balance Sheets as of September 30, 2020 and 2019;
F-3	Consolidated Statements of Operations for the years ended September 30, 2020 and 2019;
F-4	Consolidated Statements of Stockholders’ Equity
F-5	Consolidated Statements of Cash Flows for the years ended September 30, 2020 and 2019;
F-6	Notes to Consolidated Financial Statements

To the Shareholders and Board of Directors of

CleanSpark, Inc.

Woods Cross, Utah

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CleanSpark, Inc. and its subsidiaries (collectively, the “Company”) as of September 30, 2020 and 2019, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2020 and 2019, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, Texas

December 16, 2020

CLEANSPARK, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2020	September 30, 2019
ASSETS
Current assets
Cash	$3,126,202	$7,838,857
Accounts receivable, net	1,047,353	777,716
Contract assets	4,103	57,077
Prepaid expense and other current assets	998,931	1,210,395
Derivative investment asset	2,115,269	—
Investment in equity securities	460,000	—
Investment in debt security, AFS, at fair value	500,000	—
Total current assets	8,251,858	9,884,045

Fixed assets, net	117,994	145,070
Operating lease right of use asset	40,711	—
Capitalized software, net	976,203	1,055,197
Intangible assets, net	7,049,656	7,430,082
Goodwill	5,903,641	4,919,858

Total assets	$22,340,063	$23,434,252

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$4,527,037	$848,756
Contract liabilities	64,198	499,401
Lease liability	41,294	—
Due to related parties	—	86,966
Contingent consideration	750,000	—
Loans payable, net of unamortized discounts	—	67,467
Total current liabilities	5,382,529	1,502,590

Long- term liabilities
Convertible notes, net of unamortized discounts	—	2,896,321
Loans payable	531,169	150,000

Total liabilities	5,913,698	4,548,911

Stockholders' equity
Common stock; $0.001 par value; 35,000,000 shares authorized; 17,390,979 and 4,679,018 shares issued and outstanding as of September 30, 2020 and September 30, 2019, respectively	17,391	4,679
Preferred stock; $0.001 par value; 10,000,000 shares authorized; Series A shares; 2,000,000 authorized; 1,750,000 and 1,000,000 issued and outstanding as of September 30, 2020 and September 30, 2019, respectively	1,750	1,000
Additional paid-in capital	132,809,830	111,936,125
Accumulated deficit	(116,402,606)	(93,056,463
Total stockholders' equity	16,426,365	18,885,341

Total liabilities and stockholders' equity	$22,340,063	$23,434,252

The accompanying notes are an integral part of these consolidated financial statements.

CLEANSPARK, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	September 30, 2020	September 30, 2019
Revenues, net
Sale of goods revenues	$8,620,574	$3,752,987
Service, software and related revenues	1,408,127	779,795
Total revenues, net	10,028,701	4,532,782

Cost of revenues
Product sale revenues	7,558,075	3,231,704
Service, software and related revenues	349,774	629,382
Total cost of revenues	7,907,849	3,861,086

Gross profit	2,120,852	671,696

Operating expenses
Professional fees	6,521,016	4,829,038
Payroll expenses	6,813,641	1,267,403
Product development	163,918	1,453,635
General and administrative expenses	1,093,062	917,298
Impairment expense	—	6,915,186
Depreciation and amortization	2,672,331	1,902,981
Total operating expenses	17,263,968	17,285,541

Loss from operations	(15,143,116)	(16,613,845)

Other income (expense)
Other income	20,000	—
Loss on settlement of debt	—	(19,425)
Unrealized gain/(loss) on equity security	116,868	—
Unrealized gain on derivative security	2,115,269	—
Loss on disposal of assets	(5,218)	—
Interest expense (net)	(10,449,946)	(9,483,662)
Total other income (expense)	(8,203,027)	(9,503,087)

Net loss	$(23,346,143)	$(26,116,932)

Loss per common share - basic and diluted	$(2.44)	$(6.25)

Weighted average common shares outstanding - basic and diluted	$9,550,626	$4,177,402

The accompanying notes are an integral part of these consolidated financial statements.

CLEANSPARK, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Year ended September 30, 2020
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Balance, September 30, 2019	1,000,000	$1,000	4,679,018	$4,679	$111,936,125	$(93,056,463)	$18,885,341
Shares issued for services	750,000	750	50,381	50	139,800	—	140,600
Options and warrants issued for services	—	—	—	—	1,912,632	—	1,912,632
Shares issued upon conversion of debt and accrued interest	—	—	11,330,978	11,331	14,038,669	—	14,050,000
Rounding shares issued for stock split	—	—	793	1	(1)	—	—
Shares returned and cancelled	—	—	(30,000)	(30)	30	—	—
Options issued for business acquisition	—	—	—	—	88,935	—	88,935
Shares issued for business acquisition	—	—	122,126	122	694,878	—	695,000
Shares issued upon exercise of warrants	—	—	6,913	7	(7)	—	—
Shares issued under registered direct offering	—	—	1,230,770	1,231	3,998,769	—	4,000,000
Net loss	—	—	—	—	—	(23,346,143)	(23,346,143)
Balance, September 30, 2020	1,750,000	$1,750	17,390,979	$17,391	$132,809,830	$(116,402,606)	$16,426,365

For the Year Ended September 30, 2019
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Balance, September 30, 2018	1,000,000	$1,000	3,611,645	$3,612	$82,990,994	$(66,939,531)	$16,056,075
Shares issued for services	—	—	64,000	64	966,624	—	966,688
Options and warrants issued for services	—	—	—	—	1,095,105	—	1,095,105
Shares issued upon exercise of warrants	—	—	219,096	219	4,137	—	4,356
Beneficial conversion feature and shares and warrants issued with convertible debt	—	—	135,000	135	14,994,865	—	14,995,000
Shares issued for direct investment	—	—	45,225	45	361,755	—	361,800
Shares issued for settlement of debt	—	—	2,500	3	51,222	—	51,225
Commitment shares returned and cancelled	—	—	(37,500)	(38)	38	—	—
Shares issued upon conversion of debt and accrued interest	—	—	464,052	464	5,399,536	—	5,400,000
Shares and warrants issued under asset purchase agreement	—	—	175,000	175	6,071,849	—	6,072,024
Net loss	—	—	—	—	—	(26,116,932)	(26,116,932)
Balance, September 30, 2019	1,000,000	$1,000	4,679,018	$4,679	$111,936,125	$(93,056,463)	$18,885,341

The accompanying notes are an integral part of these consolidated financial statements.

CLEANSPARK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	September 30, 2020	September 30, 2019
Cash Flows from Operating Activities
Net loss	$(23,346,143)	$(26,116,932)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	2,053,232	1,993,043
Impairment expense	—	6,915,186
Unrealized gain on equity security	(116,868)	—
Amortization of operating lease right of use asset	44,569	—
Depreciation and amortization	2,672,331	1,902,981
Amortization of capitalized software	163,918	1,453,635
Loss on settlement of debt	—	19,425
Provision for bad debts	27,456	258,255
Gain on derivative asset	(2,115,269)	—
Amortization of debt discount	9,010,547	7,563,829
Shares issued as interest	2,050,000	1,400,000
Loss on asset disposal	5,218	—
Changes in operating assets and liabilities
Decrease (increase) in prepaid expenses and other current assets	215,514	(1,082,769)
Decrease (increase) in contract assets	52,974	(4,638)
(Increase) decrease in contract liabilities, net	(435,203)	499,401
Increase in accounts receivable	(209,226)	(1,001,830)
Increase in accounts payable and accrued liabilities	3,415,168	723,832
Decrease in lease liability	(43,986)	—
Decrease in due to related parties	(86,966)	(221,407)
Net cash used in operating activities	(6,642,734)	(5,697,989)

Cash Flows from investing
Purchase of intangible assets	—	(2,150)
Purchase of fixed assets	(34,897)	(102,761)
Cash consideration for acquisition of p2kLabs, net of cash acquired	(1,141,990)	—
Cash consideration for acquisition of GridFabric, net of cash acquired	(371,812)	—
Investment in capitalized software	(84,924)	(569,042)
Investment in debt and equity securities	(750,000)	—
Net cash used in investing activities	(2,383,623)	(673,953)

Cash Flows from Financing Activities
Payments on promissory notes	(217,467)	(625,344)
Proceeds from promissory notes	531,169	—
Proceeds from related party debts	—	75,030
Payments on related party debts	—	(457,820)
Proceeds from convertible debt, net of issuance costs	—	14,995,000
Payments on convertible debts	—	(555,000)
Proceeds from exercise of warrants	—	4,356
Proceeds from issuance of common stock	4,000,000	361,800
Net cash provided by financing activities	4,313,702	13,798,022

Net increase (decrease) in Cash	(4,712,655)	7,426,080

Cash, beginning of period	7,838,857	412,777

Cash, end of period	$3,126,202	$7,838,857

Supplemental disclosure of cash flow information
Cash paid for interest	$14,162	$55,493
Cash paid for tax	$—	$—

Non-cash investing and financing transactions
Day one recognition of right of use asset and liability	$85,280	$—
Shares and options issued for business acquisition	$783,935	$—
Shares issued as collateral returned to treasury	$30	$38
Stock issued to promissory notes	$—	$51,225
Debt discount on convertible debt	$—	$14,995,000
Shares and warrants issued for asset acquisition	$—	$6,072,024
Shares issued for conversion of debt and accrued interest	$14,050,000	$5,400,000
Financing of prepaid insurance	$—	$78,603
Cashless exercise of options/warrants	$7	$218
Option expense capitalized as software development costs	$—	$68,750

The accompanying notes are an integral part of these consolidated financial statements.

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

On July 1, 2016, the Company entered into an Asset Purchase Agreement, as amended (the “Purchase Agreement”), with CleanSpark Holdings LLC, CleanSpark LLC, CleanSpark Technologies LLC and Specialized Energy Solutions, Inc. (together, the “Seller”). Pursuant to the Purchase Agreement, the Company acquired CleanSpark, LLC and all the assets related to the Seller and its line of business.

In October 2016, the Company changed its name to CleanSpark, Inc. through a short-form merger in order to better reflect the brand identity.

On January 22, 2019, CleanSpark entered into an Agreement with Pioneer Critical Power, Inc., whereby it acquired certain intellectual property assets and client lists. As a result of the transaction Pioneer Critical Power Inc. became a wholly owned subsidiary of CleanSpark Inc. On February 1, 2019, Pioneer Critical Power, Inc. was renamed CleanSpark Critical Power Systems, Inc.

On December 5, 2019, the Board of Directors approved a reverse stock split of the Company’s common stock, par value $0.001 per share. On December 10, 2019, the Financial Industry Regulatory Authority (“FINRA”) approved the Company’s 1:10 reverse stock split of the Company’s common stock. The reverse stock split took effect on December 11, 2019. Unless otherwise noted, impacted amounts and share information in the consolidated financial statements and notes thereto as of and for the fiscal years ended September 30, 2020 and 2019, have been adjusted for the stock split as if such stock split occurred on the first day of the first period presented.

On January 31, 2020, the Company entered into a Stock Purchase Agreement with p2klabs, Inc (“p2k”), and its sole stockholder, (“Seller”), whereby the Company purchased all of the issued and outstanding shares of p2k from the Seller. As a result of the transaction, p2k, is now a wholly-owned subsidiary of the Company. (See note 5 for details.)

On August 31, 2020, the Company entered into a Membership Interest Purchase Agreement with GridFabric, LLC, (“GridFabric”), and its sole member (“Seller”), whereby the Company purchased all of the issued and outstanding membership units of GridFabric from the Seller. As a result of the transaction, GridFabric, is now a wholly-owned subsidiary of the Company. (See note 3 for details.)

Lines of Business

Energy business Segment

Through CleanSpark, LLC, the Company provides microgrid engineering, design and software solutions to military, commercial and residential customers. Our services consist of distributed energy microgrid system engineering and design, and project consulting services.

Through CleanSpark Critical Power Systems, Inc., the Company provides custom hardware solutions for distributed energy systems that serve military and commercial residential properties.

Through GridFabric, LLC the Company provides Open Automated Demand response (“OpenADR”) and other middleware communication protocol software solutions to commercial and utility customers.

Digital Agency Segment

Through p2kLabs, Inc., the Company provides design, software development and other technology-based consulting services.

2.   SUMMARY OF SIGNIFICANT POLICIES

This summary of significant accounting policies of CleanSpark is presented to assist in understanding the Company’s consolidated financial statements. The consolidated financial statements and notes are representations of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the consolidated financial statements.

Liquidity

The Company has incurred losses for the past several years while developing infrastructure and its software platforms.  As shown in the accompanying consolidated financial statements, the Company incurred net losses of $23,346,143 and $26,116,932 during the years ended September 30, 2020 and September 30, 2019, respectively. In response to these conditions and to ensure the Company has sufficient capital for ongoing operations for a minimum of 12 months we have raised additional capital through the sale of debt and equity securities pursuant to a registration statement on Form S-3. As of September 30, 2020, the Company had working capital of approximately $2,869,329.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of CleanSpark, Inc., and its wholly owned operating subsidiaries, CleanSpark, LLC, CleanSpark, II, LLC, CleanSpark Critical Power Systems Inc, p2kLabs, Inc, and GridFabric, LLC. All material intercompany transactions have been eliminated upon consolidation of these entities.

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include estimates used to review the Company’s goodwill impairment, intangible assets acquired, impairments and estimations of long-lived assets, revenue recognition on percentage of completion type contracts, allowances for uncollectible accounts, and the valuations of non-cash capital stock issuances.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions including, but not limited to, the ultimate impact that COVID-10 may have on the Company’s operations.

Revenue Recognition

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

We did not have a cumulative impact as of October 1, 2019 due to the adoption of Topic 606.

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

We recognize revenue on agreements for non-customized equipment we sell on a standardized basis to the market at a point in time. We recognize revenue at the point in time that the customer obtains control of the good, which is generally upon shipment or when the customer has physical possession of the product depending on contract terms. We use proof of delivery for certain large equipment with more complex logistics, whereas the delivery of other equipment is estimated based on historical averages of in-transit periods (i.e., time between shipment and delivery). Generally, shipping costs are included in the price of equipment unless the customer requests a non-standard shipment. In situations where an alternative shipment arrangement has been made, the Company recognizes the shipping revenue upon customer receipt of the shipment.

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

Due to the customized nature of the equipment, the Company does not allow for customer returns.

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

Contract assets represent revenue recognized in excess of amounts billed and include unbilled receivables (typically for cost reimbursable contracts) of $0 and contract work in progress (typically for fixed-price contracts) of $4,103 and $57,077 as of September 30, 2020 and September 30, 2019, respectively. Unbilled receivables, which represent an unconditional right to payment subject only to the passage of time, are reclassified to accounts receivable when they are billed under the terms of the contract. Advances that are payments on account of contract assets of $0 and $0 as of September 30, 2020 and September 30, 2019, respectively, have been deducted from contract assets. Contract liabilities represent amounts billed to clients in excess of revenue recognized to date. The Company recorded $64,198 and $499,401 in contract liabilities as of September 30, 2020 and September 30, 2019, respectively.

Revenues from software

The Company derives its software revenue from both subscription fees from customers for access to its energy software offerings and software license sales and support services. Revenues from software licenses are generally recognized upfront when the software is made available to the customer and revenues from the related support is generally recognized ratably over the contract term. The Company’s policy is to exclude sales and other indirect taxes when measuring the transaction price of its subscription agreements.

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

For the year ended September 30, 2020 and 2019, the Company reported revenues of $10,028,701 and $4,532,782, respectively.

Cash and cash equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. There was $3,126,202 and $7,838,857 in cash and no cash equivalents as of September 30, 2020 and September 30, 2019, respectively.

Accounts receivable

Is comprised of uncollateralized customer obligations due under normal trade terms. The Company performs ongoing credit evaluation of its customers and management closely monitors outstanding receivables based on factors surrounding the credit risk of specific customers, historical trends, and other information. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded. Accounts receivable are presented net of an allowance for doubtful accounts of $42,970 and $254,570 at September 30, 2020, and September 30, 2019, respectively.

Retention receivable is the amount withheld by a customer until a contract is completed. Retention receivables of $615 and $159,989 were included in the balance of trade accounts receivable as of September 30, 2020 and September 30, 2019, respectively.

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

Publicly held equity securities are based on fair value accounting with unrealized gains or losses resulting from changes in fair value reflected as unrealized gains or losses on equity securities in our consolidated statements of operations.

Concentration Risk

At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of FDIC limits. As of September 30, 2020, the cash balance in excess of the FDIC limits was $2,876,202. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in these accounts. The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue. (See Note 18 for details.)

Warranty Liability

The Company establishes warranty liability reserves to provide for estimated future expenses as a result of installation and product defects, product recalls and litigation incidental to the Company’s business. Liability estimates are determined based on management’s judgment, considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, consultations with third party experts such as engineers, and discussions with the Company’s general counsel and outside counsel retained to handle specific product liability cases. The Company’s manufacturers and service providers currently provide substantial warranties between ten to twenty-five years with full reimbursement to replace and install replacement parts. Warranty costs and associated liabilities for the years ended September 30, 2020 and 2019 were $0 and $0, respectively.

Stock -based compensation

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

Earnings (loss) per share

The Company reports earnings (loss) per share in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 260-10 “Earnings Per Share,” which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average common shares outstanding the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. As of September 30, 2020, there are 1,577,013 shares issuable upon exercise of outstanding options and warrants which have been excluded as anti-dilutive.

Property and equipment

Property and equipment are stated at cost. Depreciation is calculated on a straight-line basis over the estimated useful life of the asset as follows:

Useful life
Machinery and equipment	3 - 5 years
Leasehold improvements	Shorter of estimated lease term or 5 years
Furniture and fixtures	3 - 5 years

Long-lived Assets

In accordance with the Financial Accounting Standards Board ("FASB") Accounts Standard Codification (ASC) ASC 360-10, "Property, Plant and Equipment," the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value. During the year ended September 30, 2020 the Company did not record an impairment expense and during the year ended September 30, 2019 the Company recorded an impairment expense of $6,915,186 related to software acquired in 2016 which the Company does not anticipate utilizing in future periods.

Intangible Assets and Goodwill

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

The Company reviews its indefinite lived intangibles and goodwill for impairment annually or whenever events or circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable. In accordance with its policies, the Company performed an assessment of indefinite lived intangibles and goodwill and determined there was no impairment for the years ended September 30, 2020 and 2019.

Software Development Costs

The Company capitalizes software development costs under guidance of ASC 985-20 “Costs of Software to be Sold, Leased or Marketed” for our mPulse platform and under ASC 350-40 “Internal Use Software” for our mVSO, Canvas & Plaid products. Software development costs include payments made to independent software developers under development agreements, as well as direct costs incurred for internally developed products. Software development costs are capitalized once the technological feasibility of a product is established and such costs are determined to be recoverable. Technological feasibility of a product requires both technical design documentation and infrastructure design documentation, or the completed and tested product design and a working model. Significant management judgments and estimates are utilized in the assessment of when technological feasibility is established, and the evaluation is performed on a product-by-product basis. For products where proven technology exists, this may occur early in the development cycle. Prior to a product's release, if and when we believe capitalized costs are not recoverable, we expense the amounts as part of "Product development." Capitalized costs for products that are cancelled or are expected to be abandoned are charged to "Product development" in the period of cancellation. Amounts related to software development, such as product enhancements to existing features, which are not capitalized are charged immediately to "Product development."

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

The following table presents the Company’s financial instruments that are measured and recorded at fair value on the Company’s balance sheets on a recurring basis, and their level within the fair value hierarchy as of September 30, 2020:

	Amount	Level 1	Level 2	Level 3
Derivative asset	$2,115,269	$—	$—	$2,115,269
Investment in equity security	210,000	210,000	—	$—
Investment in debt security	500,000	—	—	500,000
Total	$2,825,269	$210,000	$—	$2,615,269

The below table presents the change in the fair value of the derivative asset and investment in debt security during the year ended September 30, 2020:

Amount
Balance at September 30, 2019	$—
Fair value at issuance, net of premium	500,000
Gain on derivative asset	2,115,269
Balance at September 30, 2020	$2,615,269

Income taxes

The Company’s calculation of its tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions. The Company recognizes tax liabilities for uncertain tax positions based on management’s estimate of whether it is more likely than not that additional taxes will be required. The Company had no uncertain tax positions as of September 30, 2020 and 2019.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operation in the provision for income taxes. As of September 30, 2020, and 2019, the Company had no accrued interest or penalties related to uncertain tax positions.

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations or net assets of the Company.

Segment Reporting

Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker, or decision-making group, in deciding the method to allocate resources and assess performance. The Company currently has two reportable segments for financial reporting purposes.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The purpose of the standard is to improve the overall usefulness of fair value disclosures to financial statement users and reduce unnecessary costs to companies when preparing the disclosures. ASU 2018-13 is effective for for fiscal years beginning after December 15, 2019 and requires the application of the prospective method of transition (for only the most recent interim or annual period presented in the initial fiscal year of adoption) to the new disclosure requirements for (1) changes in unrealized gains and losses included in other comprehensive income and (2) the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU 2018-13 also requires prospective application to any modifications to disclosures made because of the change to the requirements for the narrative description of measurement uncertainty. The effects of all other amendments made by ASU 2018-13 must be applied retrospectively to all periods presented. We are currently in the process of evaluating the impact of adoption on our Consolidated Financial Statements.

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

In June 2016, the FASB issued guidance within ASU 2016-13, Financial Instruments – Credit Losses. The amendments in ASU 2016-13 require assets measured at amortized cost and establishes an allowance of credit losses for available for sale debt securities. ASU 2016-13 is effective for fiscal years beginning after December 15, 2022. We are currently evaluating the impact the adoption of this new standard will have on our financial position and results of operations.

The Company has evaluated all other recent accounting pronouncements and believes that none of them will have a material effect on the Company's financial position, results of operations or cash flows.

3. ACQUISITION OF GRIDFABRIC, LLC.

On August 31, 2020, the Company entered into a Membership Interest Purchase Agreement (the “Agreement”) with GridFabric, LLC, (“GridFabric”), and its sole member, Dupont Hale Holdings, LLC (“Seller”), whereby the Company purchased all of the issued and outstanding membership units of GridFabric from the Seller (the “Transaction”) in exchange for an aggregate purchase price of cash and stock of up to $1,400,000 (the “Purchase Price”). The Transaction closed simultaneously with execution on August 31, 2020. As a result of the Transaction, GridFabric, an OpenADR software solutions provider, is now a wholly-owned subsidiary of the Company.

Pursuant to the terms of the Agreement, the Purchase Price was as follows:

a)	$360,000 in cash was paid to the Seller at closing;

b)              $400,000 in cash was delivered to an independent third-party escrow where such cash is subject to offset for adjustments to the Purchase Price and indemnification purposes for a period of 12 months;

c)              26,427 restricted shares of the Company’s common stock, valued at $250,000, were issued to the Seller (the “Shares”). The Shares are subject to certain leak-out provisions whereby the Seller may sell an amount of Shares equal to no more than ten percent (10%) of the daily dollar trading volume of the Company’s common stock on its principal market for the prior 30 days (the “Leak-Out Terms”); and

d)              additional shares of the Company’s common stock, valued at up to $750,000, will be issuable to Seller if GridFabric achieves certain revenue and product release milestones related to the future performance of GridFabric (the “Earn-out Shares”). The Earn-Out Shares are also subject to the Leak-Out Terms.

The Shares were issued at a fair market value of $9.46 per share. The Earn-Out Shares are accounted for as contingent consideration and the number of shares to be issued will be determined based on the closing price of the Company’s common stock on the date such milestone event occurs.

The Agreement contains standard representations, warranties, covenants, indemnification and other terms customary in similar transactions.

In connection with the transaction, the Company also entered into employment relationships and non-compete agreements with GridFabric’s key employees for a period of 36 months and plans to issue future equity compensation to said employees, subject to approval of the Company’s board of directors.

The Company accounted for the acquisition of GridFabric as an acquisition of a business under ASC 805.

The Company determined the fair value of the consideration given to the Seller in connection with the Transaction in accordance with ASC 820 was as follows:

Consideration:	Fair Value
Cash	$400,000
26,427 shares of common stock	$250,000
Contingent consideration - common stock issuable upon achievement of milestone(s)	$750,000
Total Consideration	$1,400,000

The total purchase price of the Company’s acquisition of GridFabric was allocated to identifiable assets deemed acquired, and liabilities assumed, based on their estimated fair values as indicated below.

Purchase Price Allocation:
Software	$1,120,000
Customer list	$60,000
Non-compete	$190,000
Goodwill	$26,395
Net Assets	$3,605
Total	$1,400,000

The following is the unaudited pro forma information assuming the acquisition of GridFabric occurred on October 1, 2018:

	For the Year Ended
	September 30, 2020	September 30, 2019
Net sales	$10,220,286	$4,532,782

Net loss	(23,272,538)	$(26,116,932

Loss per common share - basic and diluted	$(2.43)	$(6.21)

Weighted average common shares outstanding - basic and diluted	9,577,053	4,203,829

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

The total purchase price of the Company’s acquisition of p2k was allocated to identifiable assets deemed acquired, and liabilities assumed, based on their estimated fair values as indicated below.

Purchase Price Allocation:
Customer list	$730,000
Design and other assets	$123,000
Goodwill	$957,388
Other assets and liabilities assumed, net	$(121,453)
Total	$1,688,935

The following is the unaudited pro forma information assuming the acquisition of p2k occurred on October 1, 2018:

	For the Year Ended
	September 30, 2020	September 30, 2019
Net sales	$10,296,510	$5,454,972

Net loss	(23,353,924)	(26,003,965)

Loss per common share - basic and diluted	$(2.42)	$(6.08)

Weighted average common shares outstanding - basic and diluted	9,646,325	4,273,101

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

5.  INVESTMENT IN INTERNATIONAL LAND ALLIANCE

International Land Alliance, Inc.

On November 5, 2019, the Company entered into a binding Memorandum of Understanding (the “MOU”) with International Land Alliance, Inc., a Wyoming corporation (“ILAL”), in order to lay a foundational framework where the Company will deploy its energy solutions products and services to ILAL, its energy projects, and its customers.

In connection with the MOU, and in order to support the power and energy needs of ILAL’s development and construction of certain projects, the Company entered into a Securities Purchase Agreement, dated as of November 6, 2019, with ILAL (the “SPA”).

Pursuant to the terms of the SPA, ILAL sold, and the Company purchased 1,000 shares of Series B Preferred Stock (the “Preferred Stock”) for an aggregate purchase price of US $500,000 (the “Stock Transaction”), less certain expenses and fees. The Company also received 350,000 shares (“commitment shares”) of ILAL’s common stock. The Series B Preferred Stock will accrue cumulative in-kind accruals at a rate of 12% per annum and may increase upon the occurrence of certain events. The Preferred Stock is now convertible into common stock at a variable rate as calculated under the agreement terms.

The commitment shares are recorded at fair value as of September 30, 2020 of $210,000.

The Preferred Stock is recorded as an AFS debt security and is reported at its estimated fair value as of September 30, 2020. As of September 30, 2020, the Company has identified a derivative instrument in accordance with ASC Topic No. 815 due to the variable conversion feature. Topic No. 815 requires the Company to account for the conversion feature on its balance sheet at fair value and account for changes in fair value as a derivative gain or loss.

The Black-Scholes model utilized the following inputs to value the derivative asset at the date in which the derivative asset was determined through September 30, 2020.

Fair value assumptions:	September 30, 2020
Risk free interest rate	1.58%
Expected term (months)	—
Expected volatility	190%
Expected dividends	0%

6.    CAPITALIZED SOFTWARE

Capitalized software consists of the following as of September 30, 2020 and September 30, 2019:

	September 30, 2020	September 30, 2019
mVSO software	$437,135	$352,211
MPulse software	741,846	741,846
Less: accumulated amortization	(202,778)	(38,860)
Capitalized Software, net	$976,203	$1,055,197

The Company capitalized $84,924 in enhancements to its mVSO software during the year ended September 30, 2020.

Capitalized software amortization recorded as product development expense for the years ended September 30, 2020 and 2019 was $163,918 and $1,453,635, respectively.

During the year ended September 30, 2019, the Company recorded an impairment of $6,915,186 related directly to components of our original software that was replaced.

7.    INTANGIBLE ASSETS

The Company amortizes intangible assets with finite lives over their estimated useful lives, which range between two and twenty years as follows:

Useful life
Patents	15-20 years
Websites	3 years
Customer list and non-compete agreement	3-4 years
Design assets	2 years
Trademarks	14 years
Engineering trade secrets	7 years
Software	2–3 years

Intangible assets consist of the following as of September 30, 2020 and September 30, 2019:

	September 30, 2020	September 30, 2019
Patents	$74,112	$74,112
Websites	8,115	16,482
Customer list and non-compete agreement	6,702,024	5,722,024
Design assets	123,000	—
Trademarks	5,928	5,928
Engineering trade secrets	4,370,269	4,370,269
Software	1,120,000	—
Intangible assets:	12,403,448	10,188,815
Less: accumulated amortization	(5,353,792)	(2,758,733)
Intangible assets, net	$7,049,656	$7,430,082

Amortization expense for the years ended September 30, 2020 and 2019 was $2,603,427 and $1,858,559, respectively.

The Company expects to record amortization expense of intangible assets over the next 5 years and thereafter as follows:

2021	$2,909,648
2022	2,526,034
2023	1,010,126
2024	567,260
2025	4,294
Thereafter	32,294
Total	$7,049,656

8.   FIXED ASSETS

Fixed assets consist of the following as of September 30, 2020 and September 30, 2019:

	September 30, 2020	September 30, 2019
Machinery and equipment	$193,042	$212,082
Leasehold improvements	17,965	—
Furniture and fixtures	82,547	75,121
Total	293,554	287,203
Less: accumulated depreciation	(175,560)	(142,133)
Fixed assets, net	$117,994	$145,070

Depreciation expense for the years ended September 30, 2020 and 2019 was $68,904 and $44,422, respectively. During the year ended September 30, 2020, the Company disposed of $48,898 of fixed assets resulting in a loss on disposal of $5,218.

9.   LOANS

Long term

	September 30, 2020	September 30, 2019
Long-term loans payable consist of the following:

Promissory notes	$531,169	$150,000

Total	$531,169	$150,000

Current

	September 30, 2020	September 30, 2019
Current loans payable consist of the following:

Promissory notes	$—	$50,000
Insurance financing loans	—	17,467
Current loans payable	—	67,467
Unamortized debt discount	—	—

Total, net of unamortized discount	$—	$67,467

Promissory Notes

On September 5, 2017, the Company executed a 9% secured promissory note with a face value of $150,000 with an investor. Under the terms of the promissory note, the Company received $150,000 and agreed to make monthly interest payments and repay the note principal 24 months from the date of issuance. On September 5, 2019, the investor extended the maturity date to September 5, 2021 and the modification was not deemed substantial. The note is secured by 15,000 shares which are held in escrow and would be issued to the note holder only in the case of an uncured default. As of September 30, 2020, the Company owed $0 in principal and $0 in accrued interest under the terms of the agreement and recorded interest expense of $12,426 and $10,096 during the years ended September 30, 2020 and 2019, respectively.

On December 5, 2017, the Company executed a 9% secured promissory note with a face value of $50,000 with an investor. Under the terms of the promissory note the Company received $50,000 and agreed to make monthly interest payments and repay the note principal 24 months from the date of issuance. The note was secured by 5,000 shares which would be issued to the note holder only in the case of an uncured default. The Company repaid all principal and outstanding interest on December 5, 2019 and the 5,000 shares of common stock held as collateral were returned to treasury and cancelled on January 13, 2020. The Company recorded interest expense of $802 and $3,367 for the years ended September 30, 2020 and 2019, respectively.

On May 7, 2020, the Company applied for a loan from Celtic Bank Corporation, as lender, pursuant to the Paycheck Protection Program of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) as administered by the U.S. Small Business Administration (the "SBA"). On May 15, 2020, the loan was approved and the Company received the proceeds from the loan in the amount of $531,169 (the “PPP Loan”). The PPP Loan took the form of a promissory note issued by the Company that matures on May 7, 2022 and bears interest at a rate of 1.0% per annum. Monthly principal and interest payments, less the amount of any potential forgiveness (discussed below), will commence on December 7, 2020. The PPP Loan provides for customary events of default, including, among others, those relating to failure to make payments thereunder. Borrower may prepay the principal of the PPP Loan at any time without incurring any prepayment penalties. The PPP Loan is non-recourse against any individual shareholder, except to the extent that such party uses the loan proceeds for an unauthorized purpose.

All or a portion of the PPP Loan may be forgiven by the SBA and lender upon application by the Company and upon documentation of expenditures in accordance with the SBA requirements. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered rent payments, and covered utilities during the applicable period beginning on the date of loan approval. For purposes of the CARES Act, payroll costs exclude compensation of an individual employee in excess of $100,000, prorated annually. Not more than 25% of the forgiven amount may be for non-payroll costs. Forgiveness is reduced if full-time headcount declines, or if salaries and wages for employees with salaries of $100,000 or less annually are reduced by more than 25%. In the event the PPP Loan, or any portion thereof, is forgiven pursuant to the PPP, the amount forgiven is applied to outstanding principal. The Company recorded interest expense of $2,125 and $0 for the years ended September 30, 2020 and 2019, respectively.

Insurance financing loans

On February 11, 2019, the Company executed an unsecured 5.6% installment loan with a total face value of $78,603 with a financial institutional to finance its insurance policies. Under the terms of the installment notes the Company received $76,800 and agreed to make equal payments and repay the note 10 months from the date of issuance. As of September 30, 2019, $17,467 in principal remained outstanding. The Company repaid all principal and outstanding interest on November 4, 2019.

10.   CONVERTIBLE NOTES PAYABLE

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

On March 4, March 13, and May 1, 2020 the Company entered into amendments (the “Amendments”) with the Investor.

The Amendments amended the SPA and Debenture, as follows:

1)	A Floor Price of $1.50 per share of Common Stock was placed on conversions by the Investor under the Debenture, with the Floor Price on the First Debenture not applying in the occurrence of an event of default;
2)	Lowered the closing price of the Common Stock which may trigger an event of default from $5.00 per share to $1.75 per share for 5 consecutive trading days provided that any event of default will not be triggered, if at all, until after September 29, 2020;
3)	Deleted the requirement that the Investor convert the Debenture at maturity and;
4)	Allowed the Company, to not reserve or issue to the Investor more shares of Common Stock than were reserved for the Investor prior to the amendment date until September 29, 2020.

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

On April 7, 2020, in accordance with the terms of the agreement the Investor was issued an additional 172,400 shares of common stock due to the decrease in stock price resulting in an effective conversion price of $1.50.

On April 9, 2020, in accordance with the terms of the agreement the Investor was issued an additional 794,308 shares of common stock due to the decrease in stock price resulting in an effective conversion price of $1.50.

On April 15, 2020, the Investor converted $1,250,000 in principal and $437,500 in interest, for 1,125,000 shares of the Company common stock at an effective conversion price of $1.50 due to a trigger event for the Company not filing its annual report on Form 10-K for the fiscal year ended September 30, 2018 on or before December 31, 2018. As of September 30, 2020, the Debenture was fully converted into shares of the Company’s common stock.

The aggregate debt discount has been accreted and charged to interest expenses as a financing expense in the amount of $783,474 and $4,466,526 during the year ended September 30, 2020 and 2019, respectively.

Securities Purchase Agreement – April 17, 2019

On April 17, 2019, the Company entered into a Securities Purchase Agreement (the “Agreement”) with an otherwise unaffiliated third-party institutional investor (the “Investor”), pursuant to which the Company agreed to issue to the Investor a $10,750,000 face value Senior Secured Redeemable Convertible Promissory Note (the “Note”) with a 7.5% original issue discount, 215 shares of our Series B Preferred Stock with a 7.5% original issue discount, a Common Stock Purchase Warrant (the “Warrant”) on a cash-only basis to acquire up to 230,000 shares (the “Warrant Shares”) of our common stock and 125,000 shares of our Common Stock. The aggregate purchase price for the Note, the Series B Preferred Stock the Warrant and the Common Stock is $20,000,000. (See Notes 13 and 14 for additional details.) The Note was secured by all assets of the Company.

Pursuant to the first closing of the Agreement, which occurred on April 18, 2019, the Investor agreed to tender to the Company the sum of $10,000,000, for the Note, the Common Stock and the Warrant. No additional closings to sell the preferred stock have occurred and the Series B preferred stock was removed under the amendments to the Agreement discussed below.

The Note has a maturity date of two years from the issuance date and the Company has agreed to pay compounded interest on the unpaid principal balance of the Note at the rate equal 7.5% per annum. Interest is payable on the date the applicable principal is converted or on maturity. The interest must be paid in cash and, in certain circumstances, may be paid in shares of common stock.

Prior to the maturity date, provided that no trigger event has occurred, the Company will have the right at any time upon 30 trading days’ prior written notice, in its sole and absolute discretion, to redeem all or any portion of the Note then outstanding by paying to the Investor an amount equal to 145% of the of the portion of the Note being redeemed.

The Investor may convert the Note into shares of the Company’s common stock at a conversion price equal to 90% of the mathematical average of the 5 lowest individual daily volume weighted average prices of the common stock, less $0.75 per share, during the period beginning on the issuance date and ending on the maturity date subject to certain floor price restrictions. In the event certain equity conditions exist, the Company may require that the Investor convert the Note. In no event shall the Note be allowed to effect a conversion if such conversion, along with all other shares of Company common stock beneficially owned by the Investor and its affiliates would exceed 4.99% of the outstanding shares of the common stock of the Company.

While the Note is outstanding if Triggering Events occur the conversion rate may be decreased by 10% and the interest rate increased by 10% for each Triggering Event which may result in the issuance of additional shares.

On March 4, March 13, and May 1, 2020 the Company entered into amendments (the “Amendments”) with the Investor.

The Amendments amended the Agreement and Note, as follows:

1)	A Floor Price of $1.50 per share of Common Stock was placed on conversions by the Investor under the Note, not applying in the occurrence of an event of default;
2)	Lowered the closing price of the Common Stock which may trigger an event of default from $5.00 per share to $1.75 per share for 5 consecutive trading days provided that any event of default will not be triggered, if at all, until after September 29, 2020;
3)	Deleted the requirement that the Investor convert the Note at maturity and
4)	Allowed the Company, to not reserve or issue to the Investor more shares of Common Stock than were reserved for the Investor prior to the amendment date until September 29, 2020.
5)	The Company and the Investor also agreed to remove the Second Closing and Company Option to sell an aggregate of an additional $10,000,000 in securities under the Note. As a result of these changes, the Company was authorized to terminate any and all documentation related to the 100,000 shares of Series B Preferred Stock that the Company's Board of Directors had previously voted to designate back on April 16, 2019.

During the year ended September 30, 2020, the Investor converted $10,750,000 in principal and $1,612,500 in interest, for 8,241,665 shares of the Company common stock at an effective conversion price of $1.50.

As of September 30, 2020, the Note was fully converted into shares of the Company’s common stock.

The aggregate debt discount has been accreted and charged to interest expenses as a financing expense in the amount of $8,320,205 and $2,429,795 during the year ended September 30, 2020 and 2019, respectively.

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

The Company has operating leases under which it leases its branch offices and corporate headquarters, one of which is with a related party. Upon adoption of the new lease guidance, on October 1, 2019, the Company recorded a right of use asset and corresponding lease liability of $85,280 and $85,280, respectively, on the consolidated balance sheet. As of September 30, 2020, the Company's operating lease right of use asset and operating lease liability totaled $40,711 and $41,294, respectively. A weighted average discount rate of 10% was used in the measurement of the right of use asset and lease liability as of October 1, 2019. As the rate implicit in the lease is not readily determinable, the Company's incremental collateralized borrowing rate is used to determine the present value of lease payments. This rate gives consideration to the applicable Company collateralized borrowing rates and is based on the information available at the commencement date. The Company has elected to apply the short-term lease measurement and recognition exemption to leases with an initial term of 12 months or less; therefore, these leases are not recorded on the Company’s Consolidated Balance Sheet, but rather, lease expense is recognized over the lease term on a straight-line basis.

The Company's leases have remaining lease terms between one year to two years, with a weighted average lease term of 0.4 years at September 30, 2020. Some leases include multiple year renewal options. The Company’s decision to exercise these renewal options is based on an assessment of its current business needs and market factors at the time of the renewal. Currently, the Company has no leases for which the option to renew is reasonably certain and therefore, options to renew were not factored into the calculation of its right of use asset and lease liability as of October 1, 2019.

The following is a schedule of the Company's operating lease liabilities by contractual maturity as of September 30, 2020:

Fiscal year ending September 30, 2021	43,170
Total Lease Payments	43,170
Less: imputed interest	(1,876)
Total present value of lease liabilities	$41,294

Total operating lease costs of $117,223 and $76,220 the years ended September 30, 2020 and 2019, respectively, were included as part of administrative expense.

12.   RELATED PARTY TRANSACTIONS

Zachary Bradford – Chief Executive Officer, Director and Former Chief Financial Officer

Fiscal year ending September 30, 2019 Agreement - During the year ended September 30, 2019, the Company had a consulting agreement with ZRB Holdings, Inc., an entity wholly owned by Zachary Bradford, our Chief Executive Officer and director, for management services. In accordance with this agreement, as amended, Mr. Bradford earned $430,437 during the year ended September 30, 2019. The agreement was terminated in at the end of the fiscal year ending September 30, 2019 when Mr. Bradford took the position of CEO and accepted the associated employment agreement.

During the year ended September 30, 2020, the Company paid Blue Chip Accounting, LLC (“Blue Chip”) $131,248 for accounting, tax, administrative services and reimbursement for office supplies. Blue Chip is 50% beneficially owned by Mr. Bradford. None of the services were associated with work performed by Mr. Bradford. The services consisted of preparing and filing tax returns, bookkeeping, accounting and administrative support assistance. The Company also sub-leases office space from Blue Chip (see note 11 for additional details). During the year ended September 30, 2020, $14,725 was paid to Blue Chip for rent.

Bryan Huber – Former Officer and Director

On August 28, 2018, the Company executed an agreement with Zero Positive, LLC an entity controlled by Mr. Huber. In accordance with the agreement with Zero Positive, LLC, Mr. Huber earned $125,154 and $171,202, during the year ended September 30, 2020 and 2019.

On March 12, 2020, the Agreement was terminated upon the execution of a separation agreement. All amounts owed from all agreements totaling $90,000 were paid in full.

On September 28, 2018, in connection with the consulting agreement executed with Zero Positive, LLC, the Company issued warrants to purchase 90,000 shares of common stock at an exercise price of $8.00 per share to Zero Positive. The warrants were valued at $2,607,096 using the Black Scholes option pricing model based upon the following assumptions: term of 10 years, risk free interest rate of 3.05%, a dividend yield of 0% and volatility rate of 191%. The warrants vest as follows: 30,000 vested immediately, the balance vest evenly on the last day of each month over forty-two months beginning August 31, 2018. As of September 30, 2020, 62,857 warrants had vested, and the Company recorded an expense of $1,158,709 and 496,590 during the year ended September 30, 2020 and 2019, respectively.

Matthew Schultz- Executive Chairman of the Board and Former Chief Executive Officer

The Company had a consulting agreement with Matthew Schultz, our former Chief Executive Officer, for management services. In accordance with this agreement, as amended, Mr. Schultz earned $0 and $445,437, respectively during years ended September 30, 2020 and 2019. The agreement was terminated on October 7, 2019 when Mr. Schultz stepped down as the CEO and took the position of Chairman of the Board. Mr. Schultz received $1,086,200 as compensation for his services as chairman of the board during the year ended September 30, 2020.

The Company additionally entered into an agreement on November 15, 2019 with an organization to provide general investor relations and consulting services that Mr. Schultz is affiliated with. The Company paid the organization $49,500 in fees plus $176,000 in expense reimbursements for the year ended September 30, 2020. The agreement was terminated in March 2020.

13.   STOCKHOLDERS’ EQUITY

Overview

The Company’s authorized capital stock consists of 35,000,000 shares of common stock and 10,000,000 shares of preferred stock, par value $0.001 per share. As of September 30, 2020, there were 17,390,979 shares of common stock issued and outstanding and 100,000 shares of preferred stock issued and outstanding.

Amendment(s) to Articles of Incorporation

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

On October 2, 2020, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Nevada Secretary of State to increase its authorized shares of common stock to 35,000,000.

Certificate of Preferred Stock Designation

On April 16, 2019, pursuant to Article IV of our Articles of Incorporation, the Company’s Board of Directors voted to designate a class of preferred stock entitled Series B Preferred Stock, consisting of up to one hundred thousand (100,000) shares, par value $0.001. Shares of the Series B Preferred Stock were never issued and on March 6, 2020, the Company withdrew the Certificate of Designation for the Series B Preferred Stock. At the time of withdrawal, no shares of Series B Preferred Stock were issued and outstanding.

Common Stock issuances during the year ended September 30, 2020

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

The Company issued 95,699 shares of common stock in relation to the acquisition of p2k (See Note 5 for additional details.)

In relation to the Securities Purchase Agreement dated December 31, 2018, the Company issued 1,125,000 shares of common stock for the conversion of $1,250,000 in principal and $437,500 in interest at an effective conversion price of $1.50. (See Note 10 for additional details)

In relation to the Securities Purchase Agreement dated April 17, 2019, the Company issued 8,241,665 shares of common stock for the conversion of $10,750,000 in principal and $1,612,500 in interest as a conversion premium at an effective conversion price of $1.50. (See Note 10 for additional details)

The Company issued 28,381 shares of common stock as board and executive compensation at a fair value of $71,600.

The Company issued 1,230,770 shares of common stock as a result of a registered direct offering resulting in total consideration of $4,000,000.

The Company issued 6,913 shares of common stock as a result of a cashless exercise of 15,000 common stock warrants.

The Company issued 26,427 shares of common stock in relation to the acquisition of GridFabric (See Note 3 for additional details.)

Common stock returned during the year ended September 30, 2020

As a result of a note payoff on December 5, 2019, 5,000 shares common stock were returned to treasury and cancelled on January 13, 2020.

As a result of the cancellation of an investor relations services contract, 25,000 shares were returned to treasury and cancelled on February 10, 2020.

Series A Preferred Stock issuances during the year ended September 30, 2020

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

During the year ended September 30, 2019, the Company issued 217,896 shares of common stock to three investors in connection with the cashless exercise of 225,000 common stock warrants at an exercise price of $0.83.

On January 7, 2019, an investor converted $2,500,000 in principal and $875,000 in interest as a conversion premium, for 178,473 shares of the Company common stock at an effective conversion price of $18.90.

On January 22, 2019, in accordance with a merger agreement the Company issued 175,000 shares of the Company’s common stock.

On March 6, 2019, an investor converted $1,000,000 in principal and $350,000 in interest as a conversion premium, for 71,389 shares of the Company common stock at an effective conversion price of $18.90. (See Note 10 for additional details.)

On April 9, 2019, an investor exercised warrants to purchase 900 shares of the Company’s $0.001 par value common stock at a purchase price equal to $3.63 for each share of Common stock. The Company received $3,268 as a result of this exercise.

The Company issued 125,000 shares in relation to a Securities purchase agreement executed on April 17, 2019. (See Note 10 for additional details.)

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

On July 9, 2019, in accordance with the terms of the agreement the investor was issued an additional 45,614 shares of common stock due to the decrease in stock price resulting in an effective conversion price of $15.06.  (See Note 10 for additional details.)

On July 16, 2019, in accordance with the terms of the agreement the investor was issued an additional 18,246 shares of common stock due to the decrease in stock price resulting in an effective conversion price of $15.06. (See Note 10 for additional details.)

On July 19, 2019, an investor converted $500,000 in principal and $175,000 in interest as a conversion premium, for 45,109 shares of the Company common stock at an effective conversion price of $14.96. (See Note 10 for additional details.)

On August 23, 2019, in accordance with the terms of the agreement the investor was issued an additional 43,721 shares of common stock due to the decrease in stock price resulting in an effective conversion price of $7.60. (See Note 10 for additional details.)

 On September 16, 2019, in accordance with the terms of the agreement the investor was issued an additional 61,500 shares of common stock due to the decrease in stock price resulting in an effective conversion price of $7.30. (See Note 10 for additional details.)

Common stock returned during the year ended September 30, 2019

As a result of a conversion of a note on September 21, 2018, 13,750 shares common stock which were previously issued as a commitment fee were returned to treasury and cancelled on December 21, 2018.

As a result of note payoffs, 23,750 shares of common stock which were previously issued as a commitment fee returned to treasury and cancelled.

 14.   STOCK WARRANTS

The following is a summary of stock warrant activity during the years ended September 30, 2020 and September 30, 2019.

	Number of Warrant Shares	Weighted Average Exercise Price
Balance, September 30, 2018	898,930	$8.90
Warrants granted	641,335	32.20
Warrants expired	—	—
Warrants canceled	—	—
Warrants exercised	(226,200)	0.80
Balance, September 30, 2019	1,314,065	$21.70
Warrants granted	—	$—
Warrants expired	—	—
Warrants canceled	—	—
Warrants exercised	(15,000)	8.00
Balance, September 30, 2020	1,299,065	$21.78

As of September 30, 2020, the outstanding warrants have a weighted average remaining term of was 1.96 years and an intrinsic value of $1,702,464.

As of September 30, 2020, there are warrants exercisable to purchase 1,276,208 shares of common stock in the Company and 22,857 unvested warrants outstanding that cannot be exercised until vesting conditions are met. 996,198 of the warrants require a cash investment to exercise as follows , 5,000 required a cash investment of $8.00 per share, 449,865 require a cash investment of $15.00 per share, 125,000 require a cash investment of $20.00 per share, 103,000 require a cash investment of $25.00 per share, 200,000 require an investment of $35.00 per share, 10,000 require an investment of $40.00 per share, 60,000 require an investment of $50.00 per share, 38,333 require a cash investment of $75.00 per share and 5,000 require a cash investment of $100.00 per share. 302,867 of the outstanding warrants contain provisions allowing a cashless exercise at their respective exercise prices.

During the year ended September 30, 2020, the Company recognized $1,158,709 in stock-based compensation for the outstanding warrants.

As of September 30, 2020, there was no remaining unamortized stock-based compensation related to outstanding warrants.

Warrant activity for the year ended September 30, 2020

On September 25, 2020, a total of 6,913 shares of the Company’s common stock were issued in connection with the cashless exercise of 15,000 common stock warrants at an exercise price of $8.00.

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

On April 18, 2019, in connection with a Securities purchase agreement (see Note 10 for additional details) the Company issued Common Stock Purchase Warrants to acquire up to 230,000 shares of common stock for a term of three years on a cash-only basis at an exercise price of $35.00 per share with respect to 200,000 Warrant Shares, $40.00 with respect to 10,000 Warrant Shares, $50.00 with respect to 10,000 Warrant Shares, $75.00 with respect to 5,000 Warrant Shares and $100.00 with respect to 5,000 Warrant Shares.

The Black-Scholes model utilized the following inputs to value the warrants granted during the year ended September 30, 2019:

Fair value assumptions – Warrants:	September 30, 2019
Risk free interest rate	2.36% - 3.01%
Expected term (years)	3-5
Expected volatility	254% - 268%
Expected dividends	0%

During the year ended September 30, 2019, the Company issued 217,896 shares of common stock in connection with the cashless exercise of 225,000 common stock warrants at an exercise price of $0.83.

15.   STOCK OPTIONS

The Company adopted a stock-based incentive compensation plan known as the 2017 Incentive Plan (the “Plan”), which was established by the Board of Directors of the Company on June 19, 2017. A total of 300,000 shares were initially reserved for issuance under the Plan. As of September 30, 2020, there were 22,052 shares available for issuance under the plan.

Amendment to 2017 Incentive Plan

 On October 7, 2020, the Company executed that certain first amendment to the 2017 Equity Incentive Plan to increase its option pool from 300,000 to 1,500,000 shares of common stock. (See Note 20 for additional details)

The Plan allows the Company to grant incentive stock options, non-qualified stock options, stock appreciation right, or restricted stock. The incentive stock options are exercisable for up to ten years, at an option price per share not less than the fair market value on the date the option is granted. The incentive stock options are limited to persons who are regular full-time employees of the Company at the date of the grant of the option. Non-qualified options may be granted to any person, including, but not limited to, employees, independent agents, consultants and attorneys, who the Company’s Board believes have contributed, or will contribute, to the success of the Company. Non-qualified options may be issued at option prices of less than fair market value on the date of grant and may be exercisable for up to ten years from date of grant. The option vesting schedule for options granted is determined by the Board of Directors at the time of the grant. The Plan provides for accelerated vesting of unvested options if there is a change in control, as defined in the Plan.

The following is a summary of stock option activity during the years ended September 30, 2020 and year ended September 30, 2019.

	Number of Option Shares	Weighted Average Exercise Price
Balance, September 30, 2018	31,920	$11.80
Options granted	49,324	$11.80
Options expired	—	—
Options canceled	—	—
Options exercised	—	—
Balance, September 30, 2019	81,254	$11.82
Options granted	233,233	$5.28
Options expired	25,692	8.71
Options canceled	10,847	19.04
Options exercised	—	—
Balance, September 30, 2020	277,948	$6.34

As of September 30, 2020, there are options exercisable to purchase 225,451 shares of common stock in the Company and 52,497 unvested options outstanding that cannot be exercised until vesting conditions are met. As of September 30, 2020, the outstanding options have a weighted average remaining term of 2.37 years and an intrinsic value of $1,808,181.

During the year ended September 30, 2020, the Company recognized $753,923 in stock-based compensation for the outstanding stock options.

Option activity for the year ended September 30, 2020

During the year ended September 30, 2020, the Company issued 233,233 options to purchase shares of common stock to employees, the shares were granted at quoted market prices ranging from $4.50 to $8.50. The options were valued at issuance using the Black Scholes model and stock compensation expense of $716,740 was recorded as a result of the issuances.

The Black-Scholes model utilized the following inputs to value the options granted during year ended September 30, 2020:

Fair value assumptions – Options:	September 30, 2020
Risk free interest rate	0.85-1.73%
Expected term (years)	3-5
Expected volatility	124%-209%
Expected dividends	0%

As of September 30, 2020, the Company expects to recognize $180,334 of stock-based compensation for the non- vested outstanding options over a weighted-average period of 2.37 years.

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

16.   INCOME TAXES

The Company provides for income taxes under FASB ASC 740, Accounting for Income Taxes. FASB ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

FASB ASC 740 requires the reduction of deferred tax assets by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is approximately $11.0 million as of September 30, 2020 which is calculated by multiplying a 21% estimated tax rate by the cumulative net operating loss (NOL) of approximately $52.5 million.

Due to the enactment of the Tax Reform Act of 2017, we have calculated our deferred tax assets using an estimated corporate tax rate of 21%. US Tax codes and laws may be subject to further reform or adjustment which may have a material impact to the Company’s deferred tax assets and liabilities.

The significant components of the Company's deferred tax assets and liabilities as of September 30, 2020 and 2019 are as follows:

As of September 30,	2020	2019
Cumulative tax net operating losses (in millions)	$52.5	$42.3

Deferred tax asset (in millions)	$11.0	$8.7
Valuation allowance (in millions)	(11.0)	(8.7)
Current taxes payable	—	—
Income tax expense	$—	$—

As of September 30, 2020, and 2019, the Company had gross federal net operating loss carryforwards of approximately $52.5 million and $42.3 million, respectively.

The Company plans to file its U.S. federal return for the year ended September 30, 2020 upon the issuance of this filing. Upon filing of the tax return for the year ended September 30, 2020 the actual deferred tax asset and associated valuation allowance available to the Company may differ from management’s estimates. The tax years 2015-2019 remained open to examination for federal income tax purposes by the major tax jurisdictions to which the Company is subject. No tax returns are currently under examination by any tax authorities.

17.   COMMITMENTS AND CONTINGENCIES

Office leases

Utah Corporate Office

On November 22, 2019, the company entered into a lease to relocate the corporate office to 1185 South 1800 West, Suite 3, Woods Cross, UT 84047. The agreement calls for the Company to make payments of $2,300 in base rent per month through February 28, 2021. The lease term is on an annual basis beginning on March 1, 2020.

San Diego Office

On May 15, 2018, the Company executed a 37 month lease agreement, which commenced on July 1, 2018 at 4360 Viewridge Avenue, Suite C, San Diego, California. The agreement calls for the Company to make payments of $4,057 in base rent per month through July 31, 2021 subject to an annual 3% rent escalation. Future minimum lease payments under the operating leases for the facilities as of September 30, 2020, are as follows:

Fiscal year ending September 30, 2021 $43,170

Las Vegas Offices

On January 2, 2020, the Company entered into a sublease agreement for office space at 8475 S. Eastern Ave., Suite 200, Las Vegas, NV 89123. The agreement calls for the Company to make monthly payments of $1,575 in base rent through January 1, 2021. The lease term is on an annual basis beginning January 2, 2020.

The Company assumed p2k’s lease agreement entered into on October 17, 2017 at 7955 W. Badura Ave., Suite 1040, Las Vegas, NV 89113. The agreement calls for $1,801 in base rent through October 31, 2020. The lease expired on October 31, 2020. The Company did not renew this lease.

Contractual contingencies

On April 6, 2020, the Company entered into a joint venture agreement with a third party to procure, distribute, and supply Personal Protective Equipment (PPE) for hospitals and frontline medical personnel. The agreement is effective until December 31, 2020.

The Company contributed capital in the amount of $660,000 to assist with the procurement of these products. The agreement resulted in income of $20,000 for the year ended September 30, 2020 and the return of all capital contributed. The income is reported as other income, net of all other costs.

Contingent consideration

On August 31, 2020, the Company acquired GridFabric, LLC. Pursuant to the terms of the purchase agreement, additional shares of the Company’s common stock valued at up to $750,000 will be issuable if GridFabric achieves certain revenue and product release milestones. (See note 3 for additional details.)

Legal contingencies

From time to time we may be subject to litigation. Risks associated with legal liability are difficult to assess and quantify, and their existence and magnitude can remain unknown for significant periods of time. We have acquired liability insurance to reduce such risk exposure to the Company. Despite the measures taken, such policies may not cover future litigation, or the damages claimed may exceed our coverage which could result in contingent liabilities.

For a description of our material pending legal proceedings, please see Part I, Item III of this Annual Report on Form 10-K.

18.   MAJOR CUSTOMERS AND VENDORS

For the years ended September 30, 2020 and 2019, the Company had the following customers that represented more than 10% of sales.

	September 30, 2020	September 30, 2019
Customer A	58.31%	34.78%
Customer B	11.56%	27.79%
Customer C	0.03%	10.74%
Customer D	—	10.42%

For the years ended September 30, 2020 and 2019, the Company had the following suppliers that represented more than 10% of direct material costs.

	September 30, 2020	September 30, 2019
Vendor A	85.55%	84.06%

19. SEGMENT REPORTING

We disclose segment information that is consistent with the way in which management operates and views the business. Our operating structure contains the following reportable segments:

Energy Segment – Consisting of our CleanSpark, LLC., CleanSpark Critical Power Systems, Inc. and GridFabric, LLC lines of business, this segment provides services, equipment and software to the energy industry.

Digital Agency Segment – p2kLabs, Inc. provides design, software development and other technology-based consulting services.

For the Year Ended September 30, 2020

	Energy	p2kLabs, Inc	Inter-segment	Consolidated

Revenues	$9,018,023	$1,130,233	$(119,555)	$10,028,701

Cost of revenues	7,643,136	264,713	—	7,907,849

Gross profit	1,374,887	865,520	(119,555)	2,120,852

Operating expenses	16,750,467	633,056	(119,555)	17,263,968

Segment Income/(loss) from operations	(15,375,581)	232,465	—	(15,143,116)

Capital expenditures	30,990	3,907	—	34,897

Depreciation and amortization	$2,465,877	$206,454	$—	$2,672,331

	As of September 30, 2020

	Energy	p2kLabs, Inc	Consolidated

Accounts Receivable	$919,499	$127,854	$1,047,353

Goodwill	$4,946,253	$957,388	$5,903,641

Total assets	$20,212,873	$2,127,190	$22,340,063

20. SUBSEQUENT EVENTS

On October 2, 2020, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Nevada Secretary of State to increase its authorized shares of common stock to 35,000,000.

On October 7, 2020, the Company executed a first amendment to its 2017 Equity Incentive Plan to increase its option pool from 300,000 to 1,500,000 shares of common stock. On November 9, 2020, we filed a registration statement on Form S-8 to register the additional shares under the first amendment to the 2017 Equity Incentive Plan.

On October 6, 2020, the Company, issued 4,444,445 shares of the Company’s common stock in connection with a firm commitment underwritten public offering at a price to the public of $9.00 per share. The Company received net proceeds from the sale of the shares, after deducting underwriting discounts and commissions and other offering expenses payable by the Company, of $37.2 million. The offering closed on October 9, 2020.

On October 26, 2020, the Company issued 236,000 shares to employees, officers and directors with a fair value of $1,904,520  and 142,500 fully vested options with a fair value of $987,675 for performance during the 2020 fiscal year. The options have exercise prices ranging from $8.07 to $9.00 and terms of 3 years. In addition, the Company granted 222,250 shares and 84,000 options to purchase common stock to officers which are subject to future vesting conditions in accordance with Company goals and milestones.

On December 9, 2020, the Company, entered into an Agreement and Plan of Merger with ATL Data Centers LLC, (“ATL”), CLSK Merger Sub, LLC, a wholly-owned subsidiary of the Company (“Merger Sub”), and Sellers. The Merger closed on December 10, 2020. At the closing, Merger Sub merged with and into ATL, and ATL survived the Merger, continuing its existence as a wholly-owned subsidiary of the Company. In exchange, at closing, the Company issued 1,618,285 shares of restricted common stock of the Company valued at $19.4 million based on the average closing price of the common stock for the five trading days including and immediately preceding the closing date of $11.988 per share, to the Sellers, of which: (i) 642,309 Shares valued at $7.7 million would be fully earned on closing, and (ii) an additional 975,976 Shares valued at $11.7 million being issued to escrow and subject to holdback pending satisfaction of certain future milestones, with all such shares subject to a lock up of no less than 180 days and a leak out of no more than 10% of average daily trading value of the prior 30 days. The Company also assumed approximately $6.9 million in existing debt of ATL at closing. In connection with the acquisition, the Company issued 41,708 shares to the broker of the transaction and has agreed to issue an additional 10,427 shares upon achievement of certain revenue milestones.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. The Chief Executive Officer (CEO) and Chief Financial Officer (CFO), with assistance from other members of management, has reviewed the effectiveness of our disclosure controls and procedures as of September 30, 2020 and, based on his evaluation, has concluded that the disclosure controls and procedures were not effective as of such date due to a material weakness in internal control over financial reporting, described below.

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

Under the supervision of and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of September 30, 2020, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We identified a material weakness in the design of internal control related to the following areas: (i) Inadequate controls over information technology.

This material weakness did not result in any identified material misstatements to the financial statements, and there were no changes to previously released financial results. Based on this material weakness, management concluded that at September 30, 2020, internal control over financial reporting was not effective.

Following identification of the material weakness and prior to filing this Annual Report on Form 10-K, we completed substantive procedures for the year ended September 30, 2020. Based on these procedures, management believes that our consolidated financial statements included in this Form 10-K have been prepared in accordance with U.S. GAAP. Our CEO and CFO has certified that, based on their knowledge, the financial statements, and other financial information included in this Form 10-K, fairly present in all material respects the financial condition, results of operations and cash flows of CleanSpark as of, and for, the periods presented in this Form 10-K. MaloneBailey, LLP has issued an unqualified opinion on our financial statements, which appears on page F-1.

REMEDIATION

Management has implemented and continues to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively. The remediation actions include: adopting a different financial reporting software that has increased controls built into the system functionality which began on the first day of fiscal 2021.

We believe that this action will remediate the material weakness, once management has performed its assessment of our internal controls over financial reporting including the remedial measures described above.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Except for the material weakness identified as of September 30, 2020, and except for the remedial measures described above, there have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the fourth quarter of fiscal 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ATTESTATION REPORT OF THE REGISTERED PUBLIC ACCOUNTING FIRM

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm on the Company’s internal controls as the Company is a non-accelerated filer and is thus not required to provide such a report.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the names, ages and positions of our current directors and executive officers.

Name	Age	Position(s)
Zachary K. Bradford	34	Chief Executive Officer, President, and Director
Lori L. Love	39	Chief Financial Officer
Amanda Kabak	45	Chief Technology Officer
Amer Tadayon	49	Chief Revenue Officer
S. Matthew Schultz	51	Executive Chairman, Chairman of the Board and Director (former Chief Executive Officer)
Larry McNeill	78	Director
Dr. Thomas L. Wood	55	Director
Roger P. Beynon	75	Director

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

Amanda Kabak, Chief Technology Officer is an experienced technology professional. Before joining us, Ms. Kabak was a managing consultant for 10th Magnitude and she worked there from July 2016 to July 2017. From April to June of 2016, she worked as Sr. Software Engineer for Uptake and from 2013 to February 2016 she worked as Sr. Software Architect for OptiRTC, Inc.

Aside from that provided above, Ms. Kabak does not hold and has not held over the past five years any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

Amer Tadayon, Chief Revenue Officer is an experienced executive and entrepreneur. Mr. Tadayon joined us as part of the acquisition of p2kLabs where he was the founder and CEO. Mr. Tadayon has held various leadership positions at Fortune 500 companies including IBM, Cognizant, and frog design. In addition, he has worked with major global grants such as Nike, MTV, and Mattel.

Aside from that provided above, Mr. Tadayon does not hold and has not held over the past five years any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

S. Matthew Schultz, Executive Chairman, Chairman of the Board and Director, served as the Company’s Chief Executive Officer from 2014 through October 2019 and has been involved in many capacities with several publicly traded companies. He served as the President and CEO of Amerigo Energy, Inc., creating multiple syndicated offerings, as well as overseeing the operations from permitting through production. Since 1999, he has assisted numerous development and early stage companies to secure financing and experience significant growth. As the President of Wexford Capital Ventures, Inc., he was instrumental in funding companies both domestically and abroad. While serving as the Chairman of Pali Financial Group, Inc., he assisted in market development of dozens of public corporations. He was a founding member and the Vice President of the Utah Consumer Lending Association.

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

Roger P. Beynon, is an experienced CPA and owner of Beynon & Associates, a public accounting firm that has been in operation for over 34 years. Mr. Beynon has provided accounting and tax services to businesses since 1984. Mr. Beynon is a Certified Public Accountant (CPA) and Certified Fraud Examiner (CFE) and is a past president of the Utah Association of CPA's.  Mr. Beynon is currently the chairman of the board of directors of Transwest Credit Union. Mr. Beynon is a graduate from Weber State College in 1972 with a bachelor’s degree in accounting and a minor in banking and finance. Mr. Beynon will serve as a member of the Board until his successor is elected and qualified, or until his earlier death, resignation, or removal.

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

Committees of the Board

The board of directors of the Company (the “Board”) has the authority to appoint committees to perform certain management and administrative functions. On January 24, 2020, and in connection with the Nasdaq listing, the Board created the following committees: (i) an Audit Committee, (ii) a Compensation Committee, and (iii) a Nominations and Governance Committee. The composition and responsibilities of each committee are described below. Members serve on these committees until their resignation or until otherwise determined by the Board.

Audit Committee

The Audit Committee oversees the integrity of the Company’s accounting and financial reporting process and the audits of its financial statements. The Audit Committee is directly responsible for, among other matters:

-	the selection, compensation, retention, and oversight of the Company’s independent registered public accounting firm;

-	reviewing the Company’s independent registered public accounting firm’s continuing independence;

-	approving the fees and other compensation to be paid to the Company’s independent registered public accounting firm;

-	pre-approving all audit and non-audit related services provided by the Company’s independent registered public accounting firm;

-	reviewing and discussing with management and the Company’s independent registered public accounting firm the results of the quarterly and annual financial statements;

-	reviewing and discussing with management and the Company’s independent registered public accounting firm the Company’s selection, application, and disclosure of its critical accounting policies;

-	discussing with the Company’s independent registered public accounting firm, both privately and with management, the adequacy of the Company’s accounting and financial reporting processes and systems of internal control;

-	reviewing any significant deficiencies and material weaknesses in the design or operation over internal control over financial reporting; and

-	annually reviewing and evaluating the composition and performance of the Audit Committee, including the adequacy of the Audit Committee’s charter.

The Audit Committee shall have the authority, in its sole discretion, to select, employ, and retain the advice of experts and professionals as the Audit Committee shall deem appropriate from time to time to assist with the execution of its duties and responsibilities as set forth in its charter.

The current members of the Audit Committee are: (i) Roger P. Beynon, who is the Chairman of the Audit Committee, (ii) Dr. Thomas L. Wood, and (iii) Larry McNeill. Each member of the Audit Committee meets the requirements for independence and can read and understand fundamental financial statements in accordance with the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) and the listing requirements and rules of Nasdaq (“Nasdaq Rules”). In arriving at this determination, the Board has examined each Audit Committee member's professional experience and the nature of their employment in the corporate finance sector. The Board has also determined that Mr. Beynon qualifies as an “audit committee financial expert,” as defined under applicable SEC and Nasdaq Rules.

Compensation Committee

The Compensation Committee evaluates, recommends, and approves policy relating to compensation and benefits of the Company’s officers and employees. The Compensation Committee is directly responsible for, among other matters:

-	annually reviewing and approving corporate goals and objectives relevant to the compensation of the Company’s Chief Executive Officer and other executive officers;

-	evaluating the performance of these officers in light of those goals and objectives, and setting the compensation of these officers based on such evaluations;

-	administering and interpreting the Company’s cash and equity-based compensation plans;

-	annually reviewing and making recommendations to the Board with respect to all cash and equity-based incentive compensation plans and arrangements; and

-	annually reviewing and evaluating the composition and performance of the Compensation Committee, including the adequacy of the Compensation Committee’s charter.

The Compensation Committee shall have the authority, in its sole discretion, to select, employ, and retain the advice of experts and professionals as the Compensation Committee shall deem appropriate from time to time to assist with the execution of its duties and responsibilities as set forth in its charter. The Compensation Committee consists of entirely “independent directors” (as defined below), and no executive officers have a role in determining or recommending the amount or form of executive and director compensation.

The current members of the Compensation Committee are: (i) Larry McNeill, who is the Chairman of the Compensation Committee, and (ii) Dr. Thomas L. Wood. Each member of the Compensation Committee is an “independent director” under the applicable rules and regulations of the SEC and Nasdaq Rules. Furthermore, each member of the Compensation Committee is a “non-employee director” within the meaning of Rule 16b-3 of the Securities Exchange Act of 1934, and an “outside director”, as that term is defined under Section 162(m) of the Internal Revenue Code of 1986.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of the Company’s knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended September 30, 2020, the following persons have not filed on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended September 30, 2020:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
S. Matthew Schultz, Chairman and Director	0	0	0
Zachary Bradford, Chief Executive Officer	0	0	0
Larry McNeill, Director	0	1	0
Amanda Kabak, Chief Technology Officer	0	0	0
Amer Tadayon, Chief Revenue Officer	0	1	0
Dr. Thomas L. Wood, Director	0	0	0
Roger P. Beynon, Director	0	0	0
Lori Love, Chief Financial Officer	0	0	0

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller. We will provide, at no cost, a copy of the Code of Ethics to any shareholder upon receiving a written request sent to the Company’s address shown on Page 1 of this report.

Item 11. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended September 30, 2020 and 2019.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)				Non-Equity	Nonqualified
				Stock	Option	Incentive Plan	Deferred	All Other
			Bonus	Awards	Awards	Compensation	Compensation	Compensation	Total
			($)	($)	($)	($)	Earnings ($)	($)	($)
Zachary Bradford	2019	-	193,437	-	-	-	-	237,000	430,437
CEO	2020	335,000	360,000	615,250	274,000	-	-	-	1,584,250
Amanda Kabak	2019	183,437	25,000	-	100,000	-	-	-	308,437
CTO	2020	190,000	110,000	104,910	134,550	-	-	-	539,460
Lori Love	2019	-	-	-	-	-	-	-	-
CFO	2020	200,000	190,000	316,660	250,958	-	-	-	957,618
Amer Tadayon	2019	-	-	-	-	-	-	-	-
CRO	2020	166,667	-	-	99,000	-	-	33,333	299,000
S. Matthew Schultz	2019	-	193,437	-	-	-	-	237,000	430,437
Former CEO	2020	-	350,000	484,200	239,450	-	-	252,000	1,325,650
Bryan Huber	2019	-	2,432	-	496,590	-	-	168,769	667,791
Former CIO	2020	-	273	-	1,158,709	-	-	167,731	1,326,713
Anthony Vastola	2019	161,506	17,208	-	170,000	-	-	-	348,714
Former COO	2020	72,000	273	-	-	-	-	80,000	152,273

Narrative Disclosure to the Summary Compensation Table

Zachary Bradford –Chief Executive Officer and Director and former Chief Financial Officer

On October, 1, 2019, the Company entered into an employment agreement whereas Mr. Bradford accepted the position of Chief Executive Officer. Under this agreement, Mr. Bradford is compensated by a base salary of $335,000 per year. During the year ended September 30, 2020, Mr. Bradford earned $335,000 in annual compensation plus bonuses of $360,000, stock awards of $615,250, and option awards of $274,000.

During the fiscal year ending September 30, 2019, the Company had a consulting agreement with ZRB Holdings, Inc, an entity wholly owned by Zachary Bradford, our Chief Executive Officer, director and former Chief Financial Officer, for management services. In accordance with this agreement, as amended, Mr. Bradford provided services to us in exchange for $20,000 in compensation for services plus a $1,000 medical insurance stipend, each month plus a bonus of 0.5% of gross revenue and additional bonuses as the board authorizes. The Company has also agreed to reimburse Mr. Bradford for expenses incurred. During the year ended September 30, 2019, Mr. Bradford earned $237,000 in base compensation plus bonuses of $193,437 in accordance with this agreement. The agreement was terminated in October of 2019 when Mr. Bradford accepted the position of Chief Executive Officer and accepted the associated employment agreement.

Amanda Kabak – Chief Technology Officer

On February 8, 2019 the Company entered into an employment agreement whereas Ms. Kabak was promoted to Chief Technology Officer. Under this agreement, Ms. Kabak is compensated by a base salary of $190,000 per year and $100,000 shares of our stock for each annual period she is with the company. A portion of the options vest each month and are exercisable at market price. During the year ended September 30, 2019, Ms. Kabak earned $183,437 in annual compensation plus bonuses of $25,000, and option awards of $100,00. During the year ended September 30, 2020, Ms. Kabak earned $190,000 in annual compensation plus bonuses of $110,000, stock awards of $104,910 and option awards of $100,000.

Lori Love- Chief Financial Officer

On October 1, 2019 the Company entered into an employment agreement whereas Ms. Love accepted the position of Chief Financial Officer. Under this agreement, Ms. Love is compensated by a base salary of $200,000 per year, 20% bonus and 25,000 stock options. During the year ended September 30, 2020, Ms. Love earned $200,000 in annual compensation plus bonuses of $190,000, stock awards of $316,660 and option awards of $250,958.

Amer Tadayon- Chief Revenue Officer

On February 1, 2020 the Company entered into an employment agreement whereas Mr. Tadayon accepted the position of Chief Revenue Officer. Under this agreement, Mr. Tadayon is compensated by a base salary of $250,000 per year plus $50,000 non-recoverable draw against commission, and 30,000 stock options. During the year ended September 30, 2020, Mr. Tadayon earned $166,667 in annual compensation plus option awards of $99,000 and other compensation of $33,333.

Matthew Schultz- Executive Chairman, Chairman of the Board and Director and former Chief Executive Officer

The Company had a consulting agreement with Matthew Schultz, our former Chief Executive Officer, for management services. Mr. Schultz provides services to us in exchange for $20,000 in compensation for services plus a $1,000 medical insurance stipend, each month plus a bonus of 0.5% of gross revenue and additional bonuses as the board authorizes. The Company also agreed to reimburse Mr. Schultz for expenses incurred. The agreement was terminated in October of 2019 when Mr. Schultz accepted the position of Chairman of the board. During the year ended September 30, 2020, Mr. Schultz earned $252,000 in base compensation, bonus grants of $350,000, stock awards of $484,200, and option awards of 239,450.During the year ended September 30, 2019, Mr Schultz $237,000 in base compensation plus bonuses of $193,437.

Bryan Huber – Former Chief Innovation Officer and former Director

The Company had a consulting agreement with Zero Positive, LLC., an entity owned by Bryan Huber for management services. On March 12, 2020, the Company terminated the agreement. During the year ended September 30, 2020, Mr. Huber and Zero positive earned $167,731 in compensation and a $273 bonus, During the year ended September 30, 2020, Mr. Huber and Zero Positive earned $171,202 in compensation, respectively, in accordance with the agreement.

On September 28, 2018, in connection with the Consulting agreement executed with Zero Positive, LLC Company issued warrants to purchase 90,000 shares of common stock at an exercise price of $8.00 per share to Zero Positive. The warrants were valued at $2,607,096 using the Black Scholes option pricing model based upon the following assumptions: term of 10 years, risk free interest rate of 3.05%, a dividend yield of 0% and volatility rate of 191%. The warrants vest as follows: 30,000 vested immediately, the balance vest evenly on the last day of each month over the forty-two months beginning August 31, 2018. As of September 30, 2020, 67,143 warrants had vested due to the passage of time, and the Company recorded an expense of $1,158,709 during the year ended September 30, 2020.

Anthony Vastola – Former Chief Operations Officer

On March 12, 2020, the Company terminated the employment of Anthony Vastola. During the year ended September 30, 2020, Mr. Vastola earned $72,000 in compensation a bonus of $273 and other compensation of $80,000. During the year ended September 30, 2020, Mr. Vastola earned $161,506 in compensation, a bonus of $17,206, and option awards of $170,000, respectively.

Outstanding Equity Awards at Fiscal Year-End

On June 9, 2017, our Board of Directors adopted the 2017 Equity Incentive Plan (the “Plan”). The purpose of the Plan is to attract and retain the best available personnel for positions of substantial responsibility with us, to provide additional incentive to employees, directors and consultants, and to promote our success. Under the Plan, we are able to issue up to an aggregate total of 1,500,000 incentive or non-qualified options to purchase our common stock, or stock awards.

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of September 30, 2020.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
S. Matthew Schultz	25,000	-	-	$5.60	12/20/2022	-	-	-	-
Zachary Bradford	25,000	-	-	$5.60	12/20/2022	-	-	-	-
Amanda Kabak	36,912	0		Varies	Varies	-	-	-	-
Lori Love	33,333	16,667		Varies	Varies	-	-	-	-
Amer Tadayon	20,000	10,000		$4.65	01/31/2023	-	-	-	-

Director Compensation

The table below summarizes all compensation of our directors for the year ended September 30, 2020.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Larry McNeill	$30,000	-	$101,250	-	-	-	$131,250
Roger Beynon	-	$30,000	-	-	-	-	$30,000
Dr. Thomas Wood	$7,500	$22,500	-	-	-	-	$30,000

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 16, 2020, the number and percentage of the 23,964,093 shares of outstanding common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group, and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Except as otherwise indicated, the address of each of the persons named in the table below is c/o CleanSpark, Inc., 1185 S. 1800 W. Suite 3, Woods Cross, Utah 84087.

	Number of Shares of Par
	Value $0.001 Common Stock		Percentage
Name of Beneficial Owner	Beneficially Owned		of Class
Directors and named executive officers
S. Matthew Schultz	734,796	(1)	3.06%
Zachary Bradford	595,695	(2)	2.48%
Larry McNeill	189,836	(3)	0.79%
Amer Tadayon	138,199	(4)	0.58%
Amanda Kabak	75,824	(5)	0.32%
Lori Love	114,387	(6)	0.48%
Dr. Thomas L. Wood	53,960	(7)	0.23%
Roger P. Beynon	9,955	(8)	0.04%
All Officers and Directors as a Group	1,912,652	(9)	7.87%

(1) Includes 480,000 shares of common stock held in the S M Schultz IRRV TR to which Mr. Schultz is the beneficial owner, 85,000 shares of common stock held in his name, 79,000 shares of common stock held in his name subject to future vesting in accordance with company milestones, 40,996 shares of common stock held by his spouse, 49,800 vested options to purchase common stock.

(2) Includes 79,831 shares of common stock held in his name, 99,000 shares of common stock held in his name subject to future vesting in accordance with company milestones, 323,863 shares of common stock held in ZRB Holdings Inc. in which Mr. Bradford is the beneficial owner, 12,000 shares of common stock held in BlueChip Advisors LLC in which Mr. Bradford shares beneficial ownership, warrants to purchase 25,000 shares of common stock, and 56,000 vested options to purchase common stock.

(3) Includes 42,000 shares of common stock held in his name, 71,636 shares of common stock held in his Roth IRA, 25,000 options to purchase common stock and warrants to purchase 51,200 shares of common stock.

(4) Includes 31,183 shares of common stock held in his name, 64,516 shares of restricted stock subject to company milestones and 42,500 vested options to purchase common stock.

(5) Includes 13,000 shares of common stock held in her name, 22,250 shares of common stock subject to future vesting in accordance with company milestones 40,824 vested options to purchase common stock.

(6) Includes 42,831 shares of common stock held in her name, 22,250 shares of common stock subject to future vesting in accordance with company milestones, and 49,306 vested options to purchase common stock.

(7) Includes 8,764 shares of common stock held in his name and 45,196 shares of common stock held in the name of his spouse.

(8) Includes 9,955 shares of common stock held in his name.

(9) Includes, 1,573,002 shares of common stock, 76,200 warrants and 263,430 options held by officers and directors

The following table sets forth, as of December 13, 2020, the number and percentage of the 1,750,000 shares of outstanding Series A Preferred Stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group, and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding shares of Series A Preferred Stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Except as otherwise indicated, the address of each of the persons named in the table below is c/o CleanSpark, Inc., 1185 S. 1800 W. Suite 3, Woods Cross, Utah 84087.

	Number of Shares of Par
	Value $0.001 Series A Preferred Stock	Percentage
Name of Beneficial Owner	Beneficially Owned	of Class
Directors and named executive officers
S. Matthew Schultz	500,000	28.57%
Zachary Bradford	500,000	28.57%
Larry McNeill	500,000	28.57%
All Officers and Directors as a Group	1,500,000	85.71%

Securities Authorized for Issuance under Equity   Compensation Plans

In June of 2017, our Board of Directors adopted the 2017 Equity Incentive Plan (the “Plan”). The purpose of the Plan is to attract and retain the best available personnel for positions of substantial responsibility with us, to provide additional incentive to employees, directors and consultants, and to promote our success. As of the date of this filing, under the Plan (as amended), we are able to issue up to an aggregate total of 1,500,000 incentive or non-qualified options to purchase our common stock, or stock award s.

Equity Compensation Plans Not Approved by the Shareholders	Number of Securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of Securities remaining available for future issuance under equity compensation plans
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders
The Plan	277,948	$6.34	1,222,052
Total	277,948	$6.34	1,222,052

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as provided in “Executive Compensation” set forth above, or listed in Note  12 to the financial statements, for the past two fiscal years there have not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a participant in which the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years ($228,670), and in which any director, executive officer, holder of 5% or more of any class of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

Item 14. Principal Accounting Fees and Services

Below is the table of Audit and audit-related Fees billed by MaloneBailey, LLP in connection with the audits of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended September 30	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2020	$145,160	$0	$0	$0
2019	$101,099	$0	$0	$0

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)

1.      Financial Statements. The consolidated financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K beginning on page F-2.

2.      Financial Statement Schedules. Schedules are not submitted because they are not applicable or not required under Regulation S-X or because the required information is included in the financial statements or notes thereto.

3.      Exhibits required to be filed by Item 601 of Regulation S-K. The information called for by this Item is incorporated by reference from the Index to Exhibits included in this Annual Report on Form 10-K.

(b)	Exhibits

Exhibit Number	Description
2.1	Agreement and Plan of Merger by and between the Company and Pioneer Critical Power, Inc., dated January 22, 2019, incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 24, 2019.
2.2	Stock Purchase Agreement by and between p2klabs, Inc., Amer Tadayon and the Company, dated January 31, 2020, incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 6, 2020.
2.3 †	Agreement and Plan of Merger, dated as of December 9, 2020, by and among CleanSpark, Inc., ATL Data Centers LLC, CLSK Merger Sub, LLC and the Sellers incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 10, 2020.
3.1	Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10-12G, filed with the Securities and Exchange Commission on November 17, 2008.
3.2	Amendment to Articles of Incorporation, incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10-12G, filed with the Securities and Exchange Commission on November 17, 2008.
3.3	Bylaws, incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form 10-12G, filed with the Securities and Exchange Commission on November 17, 2008.
3.4	Amended Bylaws, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 12, 2013.
3.5	Certificate of Change, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 26, 2013.
3.6	Articles of Merger, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 1, 2014.
3.7	Certificate of Change, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 12, 2015.
3.8	Certificate of Amendment and Certificate of Designation, incorporated by reference to Exhibits 3.1 and 3.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 16, 2015.

3.9	Certificate of Change, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 13, 2015.
3.10	Articles of Merger, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 14, 2016.
3.11	Certificate of Designation, dated April 16, 2019, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 18, 2019.
3.12	Certificate of Amendment to Articles of Incorporation, dated August 9, 2019, incorporated by reference to Appendix A to the Company’s Definitive Information Statement on Schedule 14C, filed with the Securities and Exchange Commission on July 12, 2019.
3.13	Amendment to Certificate of Designation, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 9, 2019.
3.14	Certificate of Change, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 10, 2019.
3.15	Certificate of Withdrawal of Series B Preferred Stock Certificate of Designation, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 10, 2020.
3.16	Certificate of Amendment to Articles of Incorporation of CleanSpark, Inc., filed on October 2, 2020, incorporated by reference to Appendix A to our definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on July 28, 2020.
4.1	Form of Senior Secured Redeemable Convertible Debenture dated December 31, 2018 issued to the Investor, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 31, 2018.
4.2	Form of Common Stock Purchase Warrant dated December 31, 2018 issued to the Investor, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 31, 2018.
4.3	Form of Senior Secured Redeemable Convertible Promissory Note dated April 17, 2019 issued to the Investor, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 18, 2019.
4.4	Form of Common Stock Purchase Warrant dated April 17, 2019 issued to the Investor, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 18, 2019.
10.1	CleanSpark, Inc. 2017 Equity Incentive Plan, incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 19, 2017.
10.2	Form of Securities Purchase Agreement dated December 31, 2018 between CleanSpark Inc. and the Investor incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 31, 2018.
10.3	Form of IP Security Agreement dated December 31, 2018 between CleanSpark, Inc. and the Investor incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 31, 2018.

10.4	Termination of Asset Purchase Agreement, dated January 22, 2019, incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 24, 2019.
10.5	Non-Competition and Non-Solicitation Agreement, dated January 22, 2019, incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 24, 2019.
10.6	Indemnity Agreement, dated January 22, 2019, incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 24, 2019.
10.7	Contract Manufacturing Agreement, dated January 22, 2019, incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 24, 2019.

10.8	Form of Purchase Agreement dated April 17, 2019 between the Company and the Investor, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 18, 2019.
10.9	Form of Voting Agreement dated April 17, 2019 between the Company and shareholders holding 51% of the voting power of the Company, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 18, 2019.
10.10	IP Security Agreement dated April 17, 2019, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 18, 2019.
10.11†	Memorandum of Understanding, dated as of November 5, 2019, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 12, 2019.
10.12	Securities Purchase Agreement, dated as of November 6, 2019, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 12, 2019.
10.13	Escrow Agreement, dated January 31, 2020, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 6, 2020.
10.14	Amendment to Transaction Documents, dated as of March 10, 2020, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 10, 2020.
10.15	Second Amendment to Transaction Documents, dated as of March 13, 2020, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 16, 2020.
10.16	Joint Venture Agreement, dated as of April 6, 2020, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 4, 2020.
10.17	Third Amendment to Transaction Documents, dated as of May 1, 2020, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 6, 2020.
10.18	Promissory Note, dated as of May 7, 2020, by and between the Company and Celtic Bank Corp., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 20, 2020.
10.19	First Amendment to CleanSpark, Inc. 2017 Equity Incentive Plan, dated as of October 7, 2020, incorporated by reference to Appendix A to the Company’s Definitive Information Statement on Schedule 14C, filed with the Securities and Exchange Commission on July 28, 2020.
10.20	Form of Securities Purchase Agreement, dated July 20, 2020, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 21, 2020.
10.21	Exclusive Partner Agreement, by and between the Company and Sunshine Energy Corp., dated August 6, 2020, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 7, 2020.
10.22†	Membership Interest Purchase Agreement, dated as of August 31, 2010, by and between the Company, GridFabric, LLC and its sole member, DuPont Hale Holdings, LLC, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 1, 2020.
10.23+	Employment Agreement, entered into by and between CleanSpark, Inc. and Zachary K. Bradford, dated October 26, 2020, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 28, 2020.

10.24+	Employment Agreement, entered into by and between CleanSpark, Inc. and Lori Love, dated October 26, 2020, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 28, 2020.
10.25+	Employment Agreement, entered into by and between CleanSpark, Inc. and Amanda Kabak, dated October 26, 2020, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 28, 2020.
10.26+	Amended and Restated Employment Agreement, entered into by and between CleanSpark, Inc. and Amer Tadayon, dated October 26, 2020, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 28, 2020.

10.27+	Employment Agreement, entered into by and between CleanSpark, Inc. and S. Matthew Schultz, dated October 26, 2020, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 28, 2020.
21.1*	List of Subsidiaries
23.1*	Consent of MaloneBailey
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certfication of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	Inline XBRL Instance Document

101.SCH**	Inline XBRL Taxonomy Extension Schema Document

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101 attachments)

*	Filed herewith
**	The XBRL related information in Exhibit 101 shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.
+	Indicates a management contract or compensatory plan or arrangement.
†	Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10).

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEANSPARK, INC.

By:	/s/ Zachary Bradford
Zachary Bradford Chief Executive Officer, Principal Executive Officer and Director
December 16, 2020

By:	/s/ Lori Love
Lori Love Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer
December 16, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Zachary Bradford
Zachary Bradford Chief Executive Officer, Principal Executive Officer and Director
December 16, 2020
By:	/s/ Lori Love
Lori Love Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer
December 16, 2020

By:	/s/ S. Matthew Schultz
S. Matthew Schultz Executive Chairman and Chairman of the Board
December 16, 2020

By:	/s/ Larry McNeill
Larry McNeill Director
December 16, 2020

By:	/s/ Roger Beynon
Roger Beynon Director
December 16, 2020

By:	/s/ Dr. Thomas Wood
Dr. Thomas Wood Director
December 16, 2020

