Form 10-Q
period 2020-12-31
CLEANSPARK, INC.
filed 2021-02-12
CIK 827876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2020

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

Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 24,232,523 shares as of February 11, 2021.

1

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of December 31, 2020 (unaudited) and September 30, 2020;

F-2	Consolidated Statements of Operations for the three months ended December 31, 2020 and 2019 (unaudited);

F-3	Consolidated Statements of Stockholders’ Equity for the three months ended December 31, 2020 and 2019 (unaudited);

F-4	Consolidated Statements of Cash Flows for the three months ended December 31, 2020 and 2019 (unaudited);

F-5	Notes to Consolidated Financial Statements (unaudited).

This report on Form 10-Q for the quarter ended December 31, 2020, should be read in conjunction with the Company's annual report on Form 10-K for the year ended September 30, 2020, filed with the Securities and Exchange Commission (“SEC”) on December 17, 2020.

The accompanying consolidated financial statements and footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended December 31, 2020 are not necessarily indicative of the results that can be expected for the full year.

3

CLEANSPARK, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31, 2020	September 30, 2020
ASSETS
Current assets
Cash	$25,631,913	$3,126,202
Accounts receivable, net	1,624,648	1,047,353
Contract assets	906	4,103
Inventory	276,750	—
Prepaid expense and other current assets	3,383,440	998,931
Digital Currency	407,441	—
Derivative investment asset	1,094,775	2,115,269
Investment equity security	386,500	460,000
Investment debt security, AFS, at fair value	500,000	500,000
Total current assets	$33,306,373	8,251,858

Fixed assets, net	6,484,137	117,994
Operating lease right of use asset	865,441	40,711
Capitalized software, net	936,917	976,203
Intangible assets, net	13,640,421	7,049,656
Other long-term asset	2,830,560	—
Goodwill	20,108,887	5,903,641

Total assets	$78,172,736	$22,340,063

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$2,936,049	$4,527,037
Contract liabilities	63,603	64,198
Operating lease liability	609,475	41,294
Finance lease liability	235,688	—
Contingent consideration	750,000	750,000
Total current liabilities	$4,594,815	5,382,529

Long-term liabilities
Loans payable	531,169	531,169
Operating lease liability, non-current	255,966	—
Finance lease liability, non-current	755,696	—

Total liabilities	$6,137,646	5,913,698

Stockholders' equity
Preferred stock; $0.001 par value; 10,000,000 shares authorized; Series A shares; 2,000,000 authorized; 1,750,000 and 1,750,000 issued and outstanding as of December 31, 2020 and September 30, 2020, respectively	1,750	1,750
Common stock; $0.001 par value; 35,000,000 shares authorized; 24,070,531 and 17,390,979 shares issued and outstanding as of December 31, 2020 and September 30, 2020, respectively	24,071	17,391
Additional paid-in capital	195,579,405	132,809,830
Accumulated deficit	(123,570,136)	(116,402,606)
Total stockholders' equity	72,035,090	16,426,365

Total liabilities and stockholders' equity	$78,172,736	$22,340,063

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEANSPARK, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	December 31, 2020	December 31, 2019

Revenues, net
Sale of goods revenues	1,088,034	$925,396
Service, software and related revenues	$436,126	51,428
Digital currency mining revenue	$733,410	—
Total revenues, net	2,257,570	976,824

Cost of revenues
Product sale revenues	1,014,931	784,574
Service, software and related revenues	148,913	98,147
Cost of mining and data center revenue	169,046	—
Total cost of revenues	1,332,890	882,721

Gross profit	924,680	94,103

Operating expenses
Professional fees	1,712,723	1,516,587
Payroll expenses	3,314,201	711,539
Product development	39,286	39,287
General and administrative expenses	950,139	230,661
Depreciation and amortization	1,078,429	587,490
Total operating expenses	7,094,778	3,085,564

Loss from operations	(6,170,098)	(2,991,461)

Other income (expense)
Other income	—	—
Realized gain on sale of digital currency	49,918	—
Unrealized gain/(loss) on equity security	(73,500)	368,868
Unrealized gain/(loss) on derivative security	(1,020,494)	2,266,654
Interest income (expense) (net)	46,644	(1,560,315)
Total other income (expense)	(997,432)	1,075,207

Net loss	$(7,167,530)	$(1,916,254)

Loss per common share - basic and diluted	$(0.32)	$(0.40)

Weighted average common shares outstanding - basic and diluted	22,146,992	4,781,075

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEANSPARK, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

For the Three months Ended December 31, 2020
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Balance, September 30, 2020	1,750,000	$1,750	17,390,979	$17,391	$132,809,830	$(116,402,606)	$16,426,365
Shares issued for services	—	—	501,437	501	3,011,133	—	3,011,634
Options and warrants issued for services	—	—	—	—	1,339,009	—	1,339,009
Shares issued for business acquisition	—	—	1,618,285	1,618	21,181,733	—	21,183,351
Exercise of options and warrants	—	—	115,385	116	192,540	—	192,656
Shares issued under underwritten offering, net of offering costs	—	—	4,444,445	4,445	37,045,160	—	37,049,605
Net loss	—	—	—	—	—	(7,167,530)	(7,167,530)
Balance, December 31, 2020	1,750,000	$1,750	24,070,531	$24,071	$195,579,405	$(123,570,136)	$72,035,090

For the Three months Ended December 31, 2019
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Balance, September 30, 2019	1,000,000	$1,000	4,679,018	$4,679	$111,936,125	$(93,056,463)	$18,885,341
Shares issued for services	750,000	750	2,000	2	33,348	—	34,100
Options and warrants issued for services	—	—	—	—	602,169	—	602,169
Shares issued upon conversion of debt and accrued interest	—	—	187,100	187	(187)	—	—
Shares issued for stock split	—	—	793	1	(1)	—	—
Net loss	—	—	—	—	—	(1,916,254)	(1,916,254)
Balance, December 31, 2019	1,750,000	$1,750	4,868,911	$4,869	$112,571,454	$(94,972,717)	$17,605,356

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEANSPARK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	December 31, 2020	December 31, 2019
Cash Flows from Operating Activities
Net loss	$(7,167,530)	$(1,916,254)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	4,350,643	636,269
Unrealized (gain) loss on equity security	73,500	(368,868)
Realized gain on sale of digital currency	(49,918)	—
Amortization of operating lease right of use asset	11,864	10,731
Depreciation and amortization	1,078,429	626,777
Amortization of capitalized software	39,286	39,286
Amortization of debt premium	—	(18,832)
Unrealized (gain) loss on derivative asset	1,020,494	(2,266,654)
Amortization of debt discount	—	1,512,174
Changes in operating assets and liabilities
Decrease (increase) in prepaid expenses and other current assets	(2,329,318)	602,120
Decrease (increase) in contract assets	3,197	28,560
(Increase) decrease in contract liabilities, net	(595)	111,433
Increase in accounts receivable	(463,199)	70,210
Increase (decrease) in accounts payable	(2,366,531)	221,051
Increase in digital currency	(733,410)	—
Decrease in lease liability	(23,740)	(10,491)
Increase in inventory	(276,750)	(145,932)
Increase (decrease) in due to related parties	—	(16,966)
Net cash used in operating activities	(6,833,578)	(885,386)

Cash Flows from investing
Proceeds from sale of digital currencies	375,887	—
Investment in infrastructure development	(2,830,560)	—
Purchase of fixed assets	(19,082)	(9,447)
Cash acquired from ATL acquisition	45,783	—
Investment in debt and equity securities	—	(500,000)
Net cash used in investing activities	(2,427,972)	(509,447)

Cash Flows from Financing Activities
Payments on promissory notes	(5,475,000)	(67,467)
Proceeds from exercise of warrants	192,656	—
Proceeds from underwritten offering	37,049,605	—
Net cash received/(used) in financing activities	31,767,261	(67,467)

Net increase (decrease) in Cash	22,507,711	(1,462,300)

Cash, beginning of period	3,126,202	7,838,857

Cash, end of period	$25,631,913	$6,376,557

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—
Cash paid for tax	$—	$—

Non-cash investing and financing transactions
Day one recognition of right of use asset and liability	$—	$85,280
Shares and options issued for business acquisition	$21,183,351	$—
Cashless exercise of options/warrants	$74	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEANSPARK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   ORGANIZATION AND LINE OF BUSINESS

Organization

The Company - CleanSpark, Inc.

CleanSpark, Inc. (“CleanSpark”, “we”, “our”, the "Company") was incorporated in the state of Nevada on October 15, 1987 under the name, SmartData Corporation. In October 2016, the Company changed its name to CleanSpark, Inc. in order to better reflect the Company’s brand identity.

The Company, through itself and its wholly-owned subsidiaries, has operated in the alternative energy sector since March 2014, and in the digital currency mining sector since December 2020.

Acquisitions Related to Subsidiaries and/or Assets of the Company

CleanSpark, LLC

On July 1, 2016, the Company entered into an Asset Purchase Agreement, as amended (the “Purchase Agreement”), with CleanSpark Holdings LLC, CleanSpark LLC, CleanSpark Technologies LLC and Specialized Energy Solutions, Inc. (together, the “Seller”). Pursuant to the Purchase Agreement, the Company acquired CleanSpark, LLC and all the assets related to the Seller and its line of business.

CleanSpark Critical Power Systems, Inc.

On January 22, 2019, CleanSpark entered into an agreement with Pioneer Critical Power, Inc., whereby it acquired certain intellectual property assets and client lists. As a result of the transaction Pioneer Critical Power Inc. became a wholly owned subsidiary of the Company. On February 1, 2019, Pioneer Critical Power, Inc. was renamed to CleanSpark Critical Power Systems, Inc.

p2klabs, Inc.

On January 31, 2020, the Company entered into a Stock Purchase Agreement with p2klabs, Inc (“p2k”), and its sole stockholder, whereby the Company purchased all of the issued and outstanding shares of p2k from its sole stockholder. As a result of the transaction, p2k became a wholly-owned subsidiary of the Company.

GridFabric, LLC

On August 31, 2020, the Company entered into a Membership Interest Purchase Agreement with GridFabric, LLC, (“GridFabric”), and its sole member, whereby the Company purchased all of the issued and outstanding membership units of GridFabric from its sole member. As a result of the transaction, GridFabric a wholly-owned subsidiary of the Company.

ATL Data Centers LLC

On December 9, 2020, the Company entered into an Agreement and Plan of Merger (the “Merger”) with ATL Data Centers LLC (“ATL”), and its members whereby the Company purchased all of the issued and outstanding membership units of ATL from its members. As a result of the transaction, ATL became a wholly-owned subsidiary of the Company. (See Note 3 for details.)

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

Through GridFabric, the Company provides Open Automated Demand Response (“OpenADR”) and other middleware communication protocol software solutions to commercial and utility customers.

Through ATL, the Company provides traditional data center services such as providing customers with rack space, power and equipment, and offers several cloud services including, virtual services, virtual storage, and data backup services.

Digital Agency Segment

Through p2kLabs, Inc., the Company provides design, software development, and other technology-based consulting services. The services provided are generally an hourly arrangement or fixed-fee project-based arrangements.

Digital Currency Mining Segment

Through ATL Data Centers, LLC, the Company mines digital assets, namely Bitcoin.

 2. SUMMARY OF SIGNIFICANT POLICIES

Basis of Presentation and Liquidity

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent annual report on Form 10-K for the year ended September 30, 2020, filed with the SEC on December 17, 2020 (“Form 10-K”). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented in this quarterly report on Form 10-Q have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted.

The Company has incurred losses for the past several years while it develops its infrastructure and its software platforms. As shown in the accompanying unaudited consolidated financial statements, the Company incurred net losses of $7,167,530 during the three months ended December 31, 2020. In response to these conditions, and to ensure the Company has sufficient capital for ongoing operations for a minimum of 12 months we have raised additional capital through the sale of equity securities pursuant to a registration statement on Form S-3. (See Note 12 for additional details.) As of December 31, 2020, the Company had working capital of $28,711,558.

 Principles of Consolidation

The accompanying consolidated financial statements include the accounts of CleanSpark, Inc., and its wholly owned operating subsidiaries, CleanSpark, LLC, CleanSpark, II, LLC, CleanSpark Critical Power Systems Inc., p2kLabs, Inc, GridFabric, LLC, and ATL Data Centers LLC. All material intercompany transactions have been eliminated upon consolidation of these entities.

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include estimates used to review the Company’s goodwill impairment, intangible assets acquired, impairments and estimations of long-lived assets, revenue recognition on percentage of completion type contracts, allowances for uncollectible accounts, and the valuations of non-cash capital stock issuances.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions including, but not limited to, the ultimate impact that COVID-19 may have on the Company’s operations.

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

Engineering, Service & Installation or Construction Contracts

The Company recognizes engineering and construction contract revenue over time, as performance obligations are satisfied, due to the continuous transfer of control to the customer. Engineering and construction contracts are generally accounted for as a single unit of account (a single performance obligation) and are not segmented between types of services. The Company recognizes revenue based primarily on contract cost incurred to date compared to total estimated contract cost (an input method). The input method is the most faithful depiction of the Company’s performance because it directly measures the value of the services transferred to the customer. Customer-furnished materials, labor, and equipment and, in certain cases, subcontractor materials, labor, and equipment are included in revenue and cost of revenue when management believes that the Company is acting as a principal rather than as an agent (i.e., the Company integrates the materials, labor and equipment into the deliverables promised to the customer). Customer-furnished materials are only included in revenue and cost when the contract includes construction activity and the Company has visibility into the amount the customer is paying for the materials or there is a reasonable basis for estimating the amount. The Company recognizes revenue, but not profit, on certain uninstalled materials that are not specifically produced, fabricated, or constructed for a project. Revenue on these uninstalled materials is recognized when the cost is incurred (when control is transferred). Changes to total estimated contract cost or losses, if any, are recognized in the period in which they are determined as assessed at the contract level. Pre-contract costs are expensed as incurred unless they are expected to be recovered from the client. Project mobilization costs are generally charged to project costs as incurred when they are an integrated part of the performance obligation being transferred to the client. Customer payments on engineering and construction contracts are typically due within 30 to 45 days of billing, depending on the contract.

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

Contract assets represent revenue recognized in excess of amounts billed and include unbilled receivables (typically for cost reimbursable contracts) of $0 and contract work in progress (typically for fixed-price contracts) of $906 and $4,103 as of December 31, 2020 and September 30, 2020, respectively. Unbilled receivables, which represent an unconditional right to payment subject only to the passage of time, are reclassified to accounts receivable when they are billed under the terms of the contract. Advances that are payments on account of contract assets of $0 and $0 as of December 31, 2020 and September 30, 2020, respectively, have been deducted from contract assets. Contract liabilities represent amounts billed to clients in excess of revenue recognized to date. The Company recorded $63,603 and $64,108 in contract liabilities as of December 31, 2020 and September 30, 2020, respectively.

Revenues from software

The Company derives its software revenue from both subscription fees from customers for access to its (i) energy software offerings and software license sales and (ii) support services. Revenues from software licenses are generally recognized upfront when the software is made available to the customer, and revenues from the related support is generally recognized ratably over the contract term. The Company’s policy is to exclude sales and other indirect taxes when measuring the transaction price of its subscription agreements.

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

Revenues from design, software development and other technology-based consulting services

For service contracts performed under Master Services Agreements (“MSA”) and accompanying Statement(s) of Work (“SOW”), revenue is recognized based on the performance obligation(s) outlined in the SOW which is typically hours worked or specific deliverable milestones. In the case of a milestone-based SOW, the Company recognizes revenue as each deliverable is signed off by the customer.

Revenues from data center services

The Company provides data services such as providing its customers with rack space, power and equipment, and cloud services such as virtual services, virtual storage, and data backup services, generally based on monthly services provided at a defined price included in the contracts. The performance obligations are the services provided to a customer for the month based on the contract. The transaction price is the price agreed with the customer for the monthly services provided and the revenues are recognized monthly based on the services rendered for the month.

Revenues from digital currency mining

The Company has entered into a digital asset mining pool to provide computing power to the mining pool.  Providing computing power is the only performance obligation in the Company’s contracts with pool operators. When the Company successfully places a block (by being the first to solve an algorithm) and the Company receives confirmation of the consideration it will receive, at which time revenue is recognized. The transaction consideration the Company receives is noncash consideration, which the Company measures at fair value on the date received.  The consideration is dependent on the number of digital assets mined on any given day. digital Fair value of the digital currency award received is determined using the spot price of the related digital currency at the time of receipt.

There is currently no specific definitive guidance under GAAP or alternative accounting framework for the accounting for digital currencies recognized as revenue or held, and management has exercised significant judgment in determining the appropriate accounting treatment. In the event authoritative guidance is enacted by the FASB, the Company may be required to change its policies, which could have an effect on the Company’s consolidated financial position and results from operations.

Variable Consideration

The nature of the Company’s contracts gives rise to several types of variable consideration, including claims and unpriced change orders, awards and incentive fees, and liquidated damages and penalties. The Company recognizes revenue for variable consideration when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. The Company estimates the amount of revenue to be recognized on variable consideration using the expected value (i.e., the sum of a probability-weighted amount) or the most likely amount method, whichever is expected to better predict the amount. Factors considered in determining whether revenue associated with claims (including change orders in dispute and unapproved change orders in regard to both scope and price) should be recognized include the following: (a) the contract or other evidence provides a legal basis for the claim, (b) additional costs were caused by circumstances that were unforeseen at the contract date and not the result of deficiencies in the Company’s performance, (c) claim-related costs are identifiable and considered reasonable in view of the work performed, and (d) evidence supporting the claim is objective and verifiable. If the requirements for recognizing revenue for claims or unapproved change orders are met, revenue is recorded only when the costs associated with the claims or unapproved change orders have been incurred. Back charges to suppliers or subcontractors are recognized as a reduction of cost when it is determined that recovery of such cost is probable, and the amounts can be reliably estimated. Disputed back charges are recognized when the same requirements described above for claims accounting have been satisfied.

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

For the three months ended December 31, 2020 and 2019, the Company reported revenues of $2,257,570 and $976,824, respectively.

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. There was $25,631,913 and $3,126,202 in cash and no cash equivalents as of December 31, 2020 and September 30, 2020, respectively.

Digital Currency

Digital currencies are included in current assets in the consolidated balance sheets. Digital currencies are recorded at cost less impairment. Digital currencies held are accounted for as intangible assets with indefinite useful lives. An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value, which is measured using the quoted price of the digital currency at the time its fair value is being measured. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is not more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted.

Digital currencies awarded to the Company through its mining activities are included within operating activities on the accompanying consolidated statements of cash flows. The sales of digital currencies are included within investing activities in the accompanying consolidated statements of cash flows and any realized gains or losses from such sales are included in other income (expense) in the consolidated statements of operations. The Company accounts for its gains or losses in accordance with the first in first out (FIFO) method of accounting.

The following table presents the activities of the digital currencies for the three months ended December 31, 2020:

Digital currencies at December 31, 2020:

Amount
Balance at September 30, 2020	$—
Additions of digital currencies	733,410
Realized gain on sale of digital currencies	49,918
Sale of digital currencies	(375,887)
Balance at December 31, 2020	$407,441

Accounts receivable

Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms. The Company performs ongoing credit evaluation of its customers and management closely monitors outstanding receivables based on factors surrounding the credit risk of specific customers, historical trends, and other information. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded. Accounts receivable are presented net of an allowance for doubtful accounts of $42,970 and $42,970 at December 31, 2020, and September 30, 2020, respectively.

Retention receivable is the amount withheld by a customer until a contract is completed. Retention receivables of $0 and $615 were included in the balance of trade accounts receivable as of December 31, 2020 and September 30, 2020, respectively.

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

The Company holds investments in both publicly held and privately held equity securities. However, as described in Note 1, the Company primarily operates in the alternative energy sector and in the digital currency mining sector, and thus, it is not in the business of investing in securities.

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

Concentration Risk

At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of FDIC limits. As of December 31, 2020, the cash balance in excess of the FDIC limits was $25,379,232. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in these accounts. The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue. (See Note 16 for details.)

Warranty Liability

The Company establishes warranty liability reserves to provide for estimated future expenses as a result of installation and product defects, product recalls, and litigation incidental to the Company’s business. Liability estimates are determined based on management’s judgment, considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, consultations with third party experts such as engineers, and discussions with the Company’s general counsel and outside counsel retained to handle specific product liability cases. The Company’s manufacturers and service providers currently provide substantial warranties between ten to twenty-five years with full reimbursement to replace and install replacement parts. Warranty costs and associated liabilities were $0 and $0 at December 31, 2020 and September 30, 2020, respectively.

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

Earnings (loss) per share

The Company reports earnings (loss) per share in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 260-10 “Earnings Per Share,” which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average common shares outstanding the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. As of December 31, 2020, there are 1,562,092 shares issuable upon exercise of outstanding options and warrants which have been excluded as anti-dilutive.

Property and equipment

Property and equipment are stated at cost. Depreciation is calculated on a straight-line basis over the estimated useful life of the asset as follows:

Useful life
Machinery and equipment	3 - 5 years
Mining equipment	3 years
Leasehold improvements	Shorter of estimated lease term or 5 years
Furniture and fixtures	3 - 5 years

Long-lived Assets

In accordance with the Financial Accounting Standards Board ("FASB") Accounts Standard Codification (ASC) ASC 360-10, "Property, Plant and Equipment," the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flow is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value. For the three months ended December 31, 2020 and 2019, the Company did not record an impairment expense.

Intangible Assets and Goodwill

The Company accounts for business combinations under the acquisition method of accounting in accordance with ASC 805, “Business Combinations,” where the total purchase price is allocated to the tangible and identified intangible assets acquired and liabilities assumed based on their estimated fair values. The purchase price is allocated using the information currently available, and may be adjusted, up to one year from acquisition date, after obtaining more information regarding, among other things, asset valuations, liabilities assumed, and revisions to preliminary estimates. The purchase price in excess of the fair value of the tangible and identified intangible assets acquired less liabilities assumed is recognized as goodwill.

The Company reviews its indefinite lived intangibles and goodwill for impairment annually or whenever events or circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable. In accordance with its policies, the Company performed an assessment of indefinite lived intangibles and goodwill and determined there was no impairment for the three months ended December 31, 2020 and 2019.

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

Commencing upon a product's release, capitalized software development costs are amortized to "Cost of revenues—software amortization" based on the ratio of current revenues to total projected revenues for the specific product, generally resulting in an amortization period of seven years for our current product offerings. In recognition of the uncertainties involved in estimating future revenue, amortization will never be less than straight-line amortization of the products remaining estimated economic life.

We evaluate the future recoverability of capitalized software development costs on a quarterly basis. For products that have been released in prior periods, the primary evaluation criterion is the actual performance of the software platform to which the costs relate. For products that are scheduled to be released in future periods, recoverability is evaluated based on the expected performance of the specific products to which the costs relate. Criteria used to evaluate expected product performance include: historical performance of comparable products developed with comparable technology, market performance of comparable software, orders for the product prior to its release, pending contracts, and general market conditions.

Significant management judgments and estimates are utilized in assessing the recoverability of capitalized costs. In evaluating the recoverability of capitalized costs, the assessment of expected product performance utilizes forecasted sales amounts and estimates of additional costs to be incurred. If revised forecasted or actual product sales are less than the originally forecasted amounts utilized in the initial recoverability analysis, the net realizable value may be lower than originally estimated in any given quarter, which could result in an impairment charge. Material differences may result in the amount and timing of expenses for any period if matters resolve in a manner that is inconsistent with management's expectations. If an impairment occurs, the reduced amount of the capitalized software costs that have been written down to the net realizable value at the close of each annual fiscal period will be considered the cost for subsequent accounting purposes.

Fair value of financial instruments and derivative asset

The carrying value of cash, accounts payable and accrued expenses, and debt (See Notes 8 and 9) approximate their fair values because of the short-term nature of these instruments. Management believes the Company is not exposed to significant interest or credit risks arising from these financial instruments. The carrying amount of the Company’s long-term debt is also stated at fair value of $531,169 since the stated rate of interest approximates market rates.

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

The following table presents the Company’s financial instruments that are measured and recorded at fair value on the Company’s balance sheets on a recurring basis, and their level within the fair value hierarchy as of December 31, 2020 and September 30, 2020, respectively:

Fair value measured at December 31, 2020

	Amount	Level 1	Level 2	Level 3
Derivative asset	$1,094,775	$—	$—	$1,094,775
Investment in equity security	136,500	136,500	—	$—
Investment debt security	500,000	—	—	500,000
Total	$1,731,275	$136,500	$—	$1,594,775

Fair value measured at September 30, 2020

	Amount	Level 1	Level 2	Level 3
Derivative asset	$2,115,269	$—	$—	$2,115,269
Investment in equity security	210,000	210,000	—	$—
Investment in debt security	500,000	—	—	500,000
Total	$2,825,269	$210,000	$—	$2,615,269

The below table presents the change in the fair value of the derivative asset and investment in debt security during the three months ended December 31, 2020:

Amount
Balance at September 30, 2020	$2,615,269
Gain/(loss) on derivative asset	(1,020,494)
Balance at December 31, 2020	$1,594,775

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations or net assets of the Company.

Segment Reporting

Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker, or decision-making group, in deciding the method to allocate resources and assess performance. The Company currently has three reportable segments for financial reporting purposes.

Recently issued accounting pronouncements

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

3. ACQUISITIONS

ATL DATA CENTERS, LLC

On December 9, 2020, the Company entered into an Agreement and Plan of Merger (the “Merger”) with ATL Data Centers LLC (“ATL”) and its members.

At the closing, ATL became a wholly-owned subsidiary of the Company. In exchange, the Company issued 1,618,285 shares of restricted common stock based on the average closing price of the Company’s common stock (as reflected on Nasdaq.com) for the five trading days including and immediately preceding the closing date of $11.988 per share, to the selling members of ATL, of which: (i) 642,309 shares were fully earned on closing, and (ii) an additional 975,976 shares issued to escrow and subject to holdback pending satisfaction of certain future milestones, with all such shares subject to a lock up of no less than 180 days and a leak out of no more than 10% of the average daily trading value of the prior 30 days.

The consideration remitted in connection with the Merger is subject to adjustment based on post-closing adjustments to closing cash, indebtedness, and transaction expenses of ATL within 90 days of closing. The Company also assumed approximately $6.9 million in debts of ATL at closing. As part of the transaction costs, the Company issued 41,708 shares of common stock for an aggregate value of $545,916 to the broker.

The Company accounted for the acquisition of ATL as an acquisition of a business under ASC 805.

The Company determined the fair value of the consideration given to the selling members of ATL in connection with the transaction in accordance with ASC 820 was as follows:

Consideration:	Fair Value
1,618,285 shares of common stock	$21,183,351
Total Consideration	$21,183,351

The total purchase price was allocated to identifiable assets deemed acquired, and liabilities assumed, based on their estimated fair values as indicated below. The business combination accounting is not yet final and the amounts assigned to the assets acquired and the liabilities assumed are provisional. Therefore, this may result in future adjustments to the provisional amounts as new information is obtained about the facts and circumstances that existed at the acquisition date.

Purchase Price Allocation:
Strategic contract	$7,457,970
Goodwill	$14,205,245
Other assets and liabilities assumed, net	$(479,864)
Total	$21,183,351

The strategic contract relates to supply of a critical input to our digital currency mining business. The other assets and liabilities assumed includes $5.475 million in digital currency mining equipment and notes payable related to this equipment, which was settled by the Company during the current quarter ended December 31, 2020.

The following is the unaudited pro forma information assuming the acquisition of GridFabric, p2k Labs, and ATL occurred on October 1, 2019:

	For the Three Months Ended
	December 31, 2020	December 30, 2019
Net sales	$4,343,169	$1,289,810

Net loss	$(6,458,903)	$(1,890,994)

Loss per common share - basic and diluted	$(0.27)	$(0.29)

Weighted average common shares outstanding - basic and diluted	23,765,277	6,521,486

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

P2K LABS, INC

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

GRIDFABRIC, LLC

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

Pursuant to the terms of the ILAL SPA, ILAL sold, and the Company purchased 1,000 shares of Series B Preferred Stock (the “Preferred Stock”) of ILAL for an aggregate purchase price of US $500,000 (the “Stock Transaction”), less certain expenses and fees. The Company also received 350,000 shares (“commitment shares”) of ILAL’s common stock. The Preferred Stock will accrue cumulative in-kind accruals at a rate of 12% per annum and may increase upon the occurrence of certain events. The Preferred Stock is now convertible into common stock at a variable rate as calculated under the agreement terms.

The commitment shares are recorded at fair value as of December 31, 2020 of $136,500.

The Preferred Stock is recorded as an AFS debt security and is reported at its estimated fair value as of December 31, 2020. The Company identified a derivative instrument in accordance with ASC Topic No. 815 due to the variable conversion feature. Topic No. 815 requires the Company to account for the conversion feature on its balance sheet at fair value and account for changes in fair value as a derivative gain or loss.

The Black-Scholes model utilized the following inputs to value the derivative asset at the date in which the derivative asset was determined through December 31, 2020.

Fair value assumptions:	December 31, 2020
Risk free interest rate	0.09%
Expected term (months)	—
Expected volatility	147.25%
Expected dividends	0%

5. CAPITALIZED SOFTWARE

Capitalized software consists of the following as of December 31, 2020 and September 30, 2020:

	December 31, 2020	September 30, 2020
mVSO software	$437,135	$437,135
mPulse software	741,846	741,846
Less: accumulated amortization	(242,064)	(202,778)
Capitalized Software, net	$936,917	$976,203

Capitalized software amortization recorded as cost of revenues and product development expense for the three months ended December 31, 2020 and 2019 was $39,286 and $39,286, respectively.

6. INTANGIBLE ASSETS

The Company amortizes intangible assets with finite lives over their estimated useful lives, which range between two and twenty years as follows:

Useful life
Patents	15-20 years
Websites	3 years
Customer list and non-compete agreement	3-4 years
Design assets	2 years
Trademarks	14 years
Engineering trade secrets	7 years
Strategic contract	5 years
Software	2–3 years

Intangible assets consist of the following as of December 31, 2020 and September 30, 2020:

	December 31, 2020	September 30, 2020
Patents	$74,112	$74,112
Websites	8,115	8,115
Customer list and non-compete agreement	6,702,024	6,702,024
Design assets	123,000	123,000
Trademarks	5,928	5,928
Trade secrets	4,370,269	4,370,269
Software	1,120,000	1,120,000
Strategic Contract	7,457,970	—
Intangible assets:	19,861,418	12,403,448
Less: accumulated amortization	(6,220,997)	(5,353,792)
Intangible assets, net	$13,640,421	$7,049,656

Amortization expense for the three months ended December 31, 2020 and 2019 was $867,205, including $12,683 recorded to cost of revenues, and $613,115, respectively.

The Company expects to record amortization expense of intangible assets over the next 5 years and thereafter as follows:

2021	$3,224,597
2022	4,003,379
2023	2,486,842
2024	2,100,124
2025	1,491,800
Thereafter	333,679
Total	$13,640,421

7. FIXED ASSETS

Fixed assets consist of the following as of December 31, 2020 and September 30, 2020:

	December 31, 2020	September 30, 2020
Machinery and equipment	$1,288,911	$193,042
Mining equipment	5,475,000	—
Leasehold improvements	17,965	17,965
Furniture and fixtures	101,628	82,547
Total	6,883,504	293,554
Less: accumulated depreciation	(399,367)	(175,560)
Fixed assets, net	$6,484,137	$117,994

Depreciation expense for the three months ended December 31, 2020 and 2019 was $223,907 and $13,662, respectively.

8. LOANS

Long term

Long-term loans payable consists of the following:	December 31, 2020	September 30, 2020

Promissory notes	$531,169	$531,169

Total	$531,169	$531,169

Promissory Notes

On May 7, 2020, the Company applied for a loan from Celtic Bank Corporation, as lender, pursuant to the Paycheck Protection Program of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) as administered by the U.S. Small Business Administration (the "SBA"). On May 15, 2020, the loan was approved and the Company received the proceeds from the loan in the amount of $531,169 (the “PPP Loan”). The PPP Loan, which took the form of a promissory note issued by the Company (the “PPP Note”) matures on May 7, 2022 and bears interest at a rate of 1.0% per annum. Monthly principal and interest payments, less the amount of any potential forgiveness (discussed below), will commence on June 7, 2021.

The PPP Note provides for customary events of default, including, among others, those relating to failure to make payments thereunder. The Company may prepay the principal of the PPP Loan at any time without incurring any prepayment penalties. The PPP Loan is non-recourse against any individual shareholder, except to the extent that such party uses the loan proceeds for an unauthorized purpose. All or a portion of the PPP Loan may be forgiven by the SBA and lender upon application by the Company beginning 8 weeks after loan approval and upon documentation of expenditures in accordance with the SBA requirements. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered rent payments, and covered utilities during the eight-week period beginning on the date of loan approval. For purposes of the CARES Act, payroll costs exclude compensation of an individual employee in excess of $100,000, prorated annually. Not more than 25% of the forgiven amount may be for non-payroll costs. Forgiveness is reduced if full-time headcount declines, or if salaries and wages for employees with salaries of $100,000 or less annually are reduced by more than 25%. In the event the PPP Loan, or any portion thereof, is forgiven pursuant to the CARES Act, the amount forgiven is applied to outstanding principal.

Paycheck Protection Program Flexibility Act of 2020 (the “PPP Flexibility Act”), enacted on June 5, 2020, amended the Paycheck Protection Program, among others, as follows: (i) extended the covered period from 8 weeks to 24 weeks from the date the PPP Loan is originated, during which PPP funds needed to be expended in order to be forgiven. A borrower may submit a loan forgiveness application any time on or before the maturity date of the loan – including before the end of the covered period – if the borrower has used all of the loan proceeds for which the borrower is requesting forgiveness, (ii) at least 60% of PPP funds must be spent on payroll costs, with the remaining 40% available to spend on other eligible expenses, (iii) payments are deferred until the date on which the amount of forgiveness determined is remitted to the lender. If a borrower fails to seek forgiveness within 10 months after the last day of its covered period, then payments will begin on the date that is 10 months after the last day of the covered period. In addition, the PPP Flexibility Act modified the CARES Act by increasing the maturity date for loans made after the effective date from two years, to a minimum maturity of five years from the date on which the borrower applies for loan forgiveness. Existing PPP loans made before the new legislation retain their original two-year term, but may be renegotiated between a lender and a borrower to match the 5-year term permitted under the PPP Flexibility Act.

Company intends to apply for loan forgiveness within the required timeframe. No assurance is provided that the Company will obtain forgiveness of the PPP Loan in whole or in part.

The Company recorded interest expense of $3,987 and $0 for the three months ended December 31, 2020 and 2019, respectively.

9. CONVERTIBLE NOTES PAYABLE

Short-Term convertible notes

Securities Purchase Agreement – December 31, 2018

On December 31, 2018, the Company entered into a Securities Purchase Agreement (the “SPA”) with an otherwise unaffiliated third-party institutional investor (the “Investor”), pursuant to which the Company issued to the Investor a Senior Secured Redeemable Convertible Debenture (the “Debenture”) in the aggregate face value of $5,250,000. The note was secured by all assets of the Company. The Debenture has a maturity date of two years from the issuance date and the Company agreed to pay compounded interest on the unpaid principal balance of the Debenture at the rate equal to 7.5% per annum. Interest is payable on the date the applicable principal is converted or on maturity. The interest must be paid in cash and, in certain circumstances, may be paid in shares of common stock.

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

While the Debenture is outstanding, if triggering events occur, the conversion rate may be decreased by 10% and the interest rate increased by 10% for each triggering event which may result in the issuance of additional shares.

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

The aggregate debt discount has been accreted and charged to interest expenses as a financing expense in the amount of $0 and $157,379 during the three months ended December 31, 2020 and 2019, respectively.

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

On March 4, March 13, and May 1, 2020 the Company entered into amendments (the “Amendments”) with the Investor.

The Amendments amended the Agreement and Note, as follows:

1)	A Floor Price of $1.50 per share of Common Stock was placed on conversions by the Investor under the Note, not applying in the occurrence of an event of default;
2)	Lowered the closing price of the Common Stock which may trigger an event of default from $5.00 per share to $1.75 per share for 5 consecutive trading days provided that any event of default will not be triggered, if at all, until after September 29, 2020;
3)	Deleted the requirement that the Investor convert the Note at maturity;
4)	Allowed the Company, to not reserve or issue to the Investor more shares of Common Stock than were reserved for the Investor prior to the amendment date until September 29, 2020; and
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

The aggregate debt discount has been accreted and charged to interest expenses as a financing expense in the amount of $0 and $1,354,795 during the three months ended December 31, 2020 and 2019, respectively.

10. LEASES

Effective October 1, 2019, the Company accounts for its leases under ASC 842, which requires lessees to recognize lease assets and liabilities arising from operating leases on the balance sheet. The Company adopted the new lease guidance using the modified retrospective approach and elected the transition option issued under ASU 2018-11, Leases (Topic 842) Targeted Improvements, allowing entities to continue to apply the legacy guidance in ASC 840, Leases, to prior periods, including disclosure requirements. Accordingly, prior period financial results and disclosures have not been adjusted.

The Company has operating leases under which it leases its branch offices, corporate headquarters and data center, one of which is with a related party. As of December 31, 2020, the Company's operating lease right of use asset and operating lease liability totaled $865,441 and $865,441, respectively. A weighted average discount rate of 10% was used in the measurement of the right of use asset and lease liability. As the rate implicit in the lease is not readily determinable, the Company's incremental collateralized borrowing rate is used to determine the present value of lease payments. This rate gives consideration to the applicable Company collateralized borrowing rates and is based on the information available at the commencement date. The Company has elected to apply the short-term lease measurement and recognition exemption to leases with an initial term of 12 months or less; therefore, these leases are not recorded on the Company’s Consolidated Balance Sheet, but rather, lease expense is recognized over the lease term on a straight-line basis.

The Company's operating leases have remaining lease terms between one year to two years, with a weighted average lease term of 1.39 years at December 31, 2020. Some leases include multiple year renewal options. The Company’s decision to exercise these renewal options is based on an assessment of its current business needs and market factors at the time of the renewal. Currently, the Company has no leases for which the option to renew is reasonably certain and therefore, options to renew were not factored into the calculation of its right of use asset and lease liability as of December 31, 2020. These operating leases also have a weighted average discount rate of 10% at December 31, 2020.

The following is a schedule of the Company's operating lease liabilities by contractual maturity as of December 31, 2020:

Fiscal year ending September 30, 2021	506,880
Fiscal year ending September 30, 2022	420,904
Total Lease Payments	930,545
Less: imputed interest	(62,343)
Total present value of lease liabilities	$865,441

Total operating lease costs of $117,223 and $21,318 for the three months ended December 31, 2020 and 2019, respectively, were included as part of administrative expense.

The Company has financing leases in relation to the equipment used at its data center. The following is a schedule of the Company’s financing lease liabilities by contractual maturity as of December 31, 2020:

Fiscal year ending September 30, 2021	303,988
Fiscal year ending September 30, 2022	405,317
Fiscal year ending September 30, 2023	312,781
Fiscal year ending September 30, 2024	127,784
Total Lease Payments	1,149,870
Less: imputed interest	(158,486)
Total present value of lease liabilities	$991,384

These financing leases have a weighted average lease term of 3.02 years and a weighted average discount rate of 8.6% at December 31, 2020.

11. RELATED PARTY TRANSACTIONS

Zachary Bradford – Chief Executive Officer and Director

During the three months ended December 31, 2020, the Company paid Blue Chip Accounting, LLC (“Blue Chip”) $30,000 for accounting, tax, administrative services and reimbursement for office supplies. Blue Chip is 50% beneficially owned by Mr. Bradford. None of the services were associated with work performed by Mr. Bradford. The services consisted of bookkeeping, accounting, and administrative support assistance. The Company also sub-leases office space from Blue Chip (see Note 15 for additional details). During the three months ended December 31, 2020, $4,575 was paid to Blue Chip for rent.

Matthew Schultz - Chairman of the Board

The Company entered into an agreement on November 15, 2019 with an organization to provide general investor relations and consulting services that Mr. Schultz is affiliated with. The Company paid the organization $27,000 in fees plus $85,150 in expense reimbursements for the three months ended December 31, 2019. The agreement was terminated in March 2020.

12. STOCKHOLDERS EQUITY

Overview

The Company’s authorized capital stock consists of 35,000,000 shares of common stock and 10,000,000 shares of preferred stock, par value $0.001 per share. As of December 31, 2020, there were 24,070,531 shares of common stock issued and outstanding and 1,750,000 shares of preferred stock issued and outstanding.

On December 5, 2019, the Company’s Board of Directors approved a reverse stock split of the Company’s common stock, par value $0.001 per share. On December 10, 2019, the Financial Industry Regulatory Authority (“FINRA”) approved the Company’s 1:10 reverse stock split of the Company’s common stock. The reverse stock split took effect on December 11, 2019. Unless otherwise noted, impacted amounts and share information in the consolidated financial statements and notes thereto as of and for the interim period ended December 31, 2019 and fiscal year ended September 30, 2020, have been adjusted for the stock split as if such stock split occurred on the first day of the first period presented.

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

On October 7, 2020, the Company executed that certain first amendment to 2017 Equity Incentive Plan to increase its option pool from 300,000 to 1,500,000 shares of common stock (the “Plan Amendment”).

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

Common Stock issuances during the three months ended December 31, 2020

The Company issued 4,444,445 shares of the Company’s common stock in connection with its underwritten equity offering at a price of $9.00 per share for net proceeds of $37.05 million.

The Company issued 236,000 shares of common stock as settlement of accrued bonus compensation related to the year ended September 30, 2020. The fair value of these shares is $1.9 million and was fully expensed for in the prior year. The Company also issued 222,249 shares of common stock for the current year and the fair value of these shares is $546 thousand and has been fully expensed during the three months ended December 31, 2020.

The Company issued 1,618,285 shares of common stock in relation to the acquisition of ATL Data Centers LLC (See Note 3 for additional details.)

The Company issued 43,188 shares of common stock for services rendered for a total fair value of $561 thousand and has been fully expenses during the three months ended December 31, 2020.

The Company issued 115,385 shares of common stock in relation to the exercise of stock options and warrants. (See Notes 13 and 14 for additional details.)

Common Stock issuances during the three months ended December 31, 2019

The Company issued 187,100 shares in accordance with the terms of the convertible debt agreement due to the decrease in stock price.

The Company issued 2,000 shares for services rendered to an independent consultant.

The Company issued 793 shares for stock split true up due to rounding.

Series A Preferred Stock issuances during the three months ended December 31, 2019

On October 4, 2019, the Company authorized the issuance of a total of seven hundred and fifty thousand (750,000) shares of its designated Series A Preferred Stock to three members of its board of directors for services rendered.  A fair value of $0.02 per share was determined by the Company. Director fees of $15,000 was recorded as a result of the stock issued.

13. STOCK WARRANTS

The following is a summary of stock warrant activity during the three months ended December 31, 2020.

	Number of Warrant Shares	Weighted Average Exercise Price
Balance, September 30, 2020	1,299,065	$21.78
Warrants granted	—	—
Warrants expired	—	—
Warrants canceled	—	—
Warrants exercised	107,296	1.77
Balance, December 31, 2020	1,191,769	$23.63

During the three months ended December 31, 2020, a total of 31,096 shares of the Company’s common stock were issued in connection with the exercise of warrants at exercise prices ranging from $3.63 and $8.00.

On December 31, 2020, a total of 73,906 shares of the Company’s common stock were issued in connection with the cashless exercise of 76,200 common stock warrants at an exercise price of $0.83.

As of December 31, 2020, the outstanding warrants have a weighted average remaining term of was 1.50 years and an intrinsic value of $11,130,019.

As of December 31, 2020, there are warrants exercisable to purchase 1,191,769 shares of common stock in the Company and 18,571 unvested warrants outstanding that cannot be exercised until vesting conditions are met. 993,699 of the warrants require a cash investment to exercise as follows, 2,500 require a cash investment of $8.00 per share, 449,865 require a cash investment of $15.00 per share, 125,000 require a cash investment of $20.00 per share, 103,000 require a cash investment of $25.00 per share, 200,000 require an investment of $35.00 per share, 10,000 require an investment of $40.00 per share, 60,000 require an investment of $50.00 per share, 38,333 require a cash investment of $75.00 per share and 5,000 require a cash investment of $100.00 per share. 198,070 of the outstanding warrants contain provisions allowing a cashless exercise at their respective exercise prices.

 14. STOCK OPTIONS

The Company sponsors a stock-based incentive compensation plan known as the 2017 Incentive Plan (the “Plan”), which was established by the Board of Directors of the Company on June 19, 2017. On October 7, 2020, the Company executed a first amendment to thePlan to increase its share pool from 300,000 to 1,500,000 shares of common stock. As of December 31, 2020, there were 553,190 shares available for issuance under the Plan.

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

The following is a summary of stock option activity during the three months ended December 31, 2020.

	Number of Option Shares	Weighted Average Exercise Price
Balance, September 30, 2020	277,948	$6.34
Options granted	291,500	8.68
Options expired	11,008	7.93
Options cancelled	—	—
Options exercised	10,383	—
Balance, December 31, 2020	548,057	$7.66

As of December 31, 2020, there are options exercisable to purchase 388,895 shares of common stock in the Company. As of December 31, 2020, the outstanding options have a weighted average remaining term of was 2.60 years and an intrinsic value of $11,800,257.

Option activity for the three months ended December 31, 2020

During the three months ended December 31, 2020, the Company issued 291,500 options to purchase shares of common stock to employees. The shares were granted at quoted market prices ranging from $8.07 to $12.48. The options were valued at issuance using the Black Scholes model and stock compensation expense of $385,883 was recorded as a result of the issuances, with the balance of $953,126 offset against bonuses accrued in the prior year

The Black-Scholes model utilized the following inputs to value the options granted during the three months ended December 31, 2020:

Fair value assumptions – Options:	December 31, 2020
Risk free interest rate	0.18-0.22%
Expected term (years)	3
Expected volatility	167%-172%
Expected dividends	0%

As of December 31, 2020, the Company expects to recognize $1,040,030 of stock-based compensation for the non-vested outstanding options over a weighted-average period of 1.01 years.

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

Las Vegas Offices

On January 2, 2020, the Company entered into a sublease agreement with Blue Chip for office space at 8475 S. Eastern Ave., Suite 200, Las Vegas, NV 89123. The agreement calls for the Company to make monthly payments of $1,575 in base rent through January 1, 2021. The lease term is on an annual basis beginning January 2, 2020.

The Company assumed p2k’s lease agreement entered into on October 17, 2017 at 7955 W. Badura Ave., Suite 1040, Las Vegas, NV 89113. The agreement calls for $1,801 in base rent through October 31, 2020. The lease expired on October 31, 2020. The Company did not renew this lease.

Atlanta Offices

The Company assumed ATL’s lease agreement entered into on June 6, 2020 at 2380 Godby Road, Atlanta GA 30349. The agreement calls for $52,958 in base rent through June 4, 2022.

Contractual contingencies

On April 6, 2020, the Company entered into a joint venture agreement with a third party to procure, distribute, and supply Personal Protective Equipment (PPE) for hospitals and frontline medical personnel. The agreement expired on December 31, 2020.

Contingent consideration

On August 31, 2020, the Company acquired GridFabric. Pursuant to the terms of the purchase agreement, additional shares of the Company’s common stock valued at up to $750,000 will be issuable if GridFabric achieves certain revenue and product release milestones.

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

For a description of our material pending legal proceedings, please see Part II, Item I of this Quarterly Report on Form 10Q.

16. MAJOR CUSTOMERS AND VENDORS

For the three months ended December 31, 2020 and 2019, the Company had the following customers that represented more than 10% of our sales.

	December 31, 2020	December 31, 2019
Customer A	37.7%	91.2%
Customer B	10.3%	—

For the three months ended December 31, 2020 and 2019, the Company had the following suppliers that represented more than 10% of our direct material costs. Internally developed product costs and labor for services rendered are excluded from the calculation.

	December 31, 2020	December 31, 2019
Vendor A	57.8%	93.0%
Vendor B	16.3%	—

17. SEGMENT REPORTING

We disclose segment information that is consistent with the way in which management operates and views the business. Our operating structure contains the following reportable segments:

Energy Segment – Consisting of our CleanSpark, LLC, CleanSpark Critical Power Systems, Inc., and GridFabric, LLC lines of business, this segment provides services, equipment, and software to the energy industry.

Digital Agency Segment – p2kLabs, Inc. provides design, software development, and other technology-based consulting services.

Digital Currency Mining Segment – Consisting of ATL Data Centers, LLC, this segment mines digital assets, namely Bitcoin.

December 31, 2020

	Energy	Digital Agency	Digital Currency Mining	Inter-segment	Consolidated

Revenues	$1,224,622	$381,326	$733,410	$(81,788)	$2,257,570

Cost of revenues	1,074,495	89,349	169,046	—	1,332,890

Gross profit	150,127	291,976	564,364	(81,788)	924,680

Operating expenses	6,779,393	287,562	109,611	(81,788)	7,094,778
		—		—	—
Income/(loss) from operations	(6,629,266)	4,415	454,753	—	(6,170,098)

Capital expenditures	15,175	3,907	—	—	19,082

Depreciation and amortization	$717,677	$76,408	$284,344	—	$1,078,429

December 31, 2020

	Energy	Digital Agency	Digital Currency Mining	Consolidated

Accounts Receivable	$1,292,571	$245,780	$86,117	$1,624,648

Goodwill	$4,926,254	$977,388	$14,205,245	$20,108,887

Total Assets	$43,917,930	$2,295,658	$31,959,148	$78,172,736

18. SUBSEQUENT EVENTS

On January 7, 2021, the Company issued 26,000 shares of Common Stock in connection with employee Common Stock Option exercises at exercise prices ranging from $4.65-$10.00 per share. The Company received $150,262 in consideration as a result of these exercises.

On January 8, 2021, the Company issued 10,000 shares of Common Stock in connection with a Common Stock warrant exercise at an exercise price of $15.00 per share. The Company received $150,000 in consideration as a result of the exercise.

On January 11, 2021, the Company issued 125,000 shares of Common Stock in connection with a Common Stock warrant exercise at an exercise price of $20.00 per share. The Company received $2,500,000 in consideration as a result of the exercise.

On January 15, 2021, the Company issued 300 shares of Common Stock in connection with a Common Stock warrant exercise at an exercise price of $3.36 per share. The Company received $1,008 in consideration as a result of the exercise.

On January 31, 2021, the Company issued 423 shares of Common Stock in connection with an employee Common Stock Option exercise at an exercise price of $24.40 per share. The Company received $10,321 in consideration as a result of the exercise.

On February 9, 2021, the Company issued 268 shares of Common Stock in connection with the cashless exercise of 300 Common Stock warrants at an exercise price of $3.36 per share.

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

Company Overview

We are in the business of providing advanced software and controls technology solutions to solve modern energy challenges. We have a suite of software solutions that provide end-to-end microgrid energy modeling, energy market communications, and energy management solutions. Our offerings consist of intelligent energy monitoring and controls, intelligent microgrid design software, middleware communications protocols for the energy industry, energy system engineering, and software consulting services.

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

We also own patented gasification technologies. Our technology converts any organic material into SynGas, which can be used as fuel for a variety of applications and as feedstock for the generation of DME (Di-Methyl Ether). As previously disclosed, we plan to continue to focus on our other product offerings, as opposed to expending significant efforts on the Gasifier side of the business.

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

Our mPulse software suite is an integrated distributed energy management control platform that seamlessly integrates and controls all forms of energy generation with energy storage devices to provide energy security in real time free of cyber threats to service facility loads. DER systems are able to interoperate with the local utility grid and bring users the ability to choose when to buy or sell power to and from the utility grid. mPulse suite is an ideal DER system for commercial, industrial, defense, campus and residential users and ranges in size from 4KW to 100MW and beyond.

mPulse Software Suite

mPulse is a modular platform that provides intelligent control of a microgrid based on a systems operational goals, energy assets, and forecasted energy load and generation. mPulse performs high-frequency calculations, threshold-based alarming, execution of domain-specific business rules, internal and external health monitoring, historical data persistence, and system-to-operator notifications. The modular design increases system flexibility and extensibility. In addition, the deployment of the mPulse system follows a security-conscious posture by deploying hardware-based firewalls as well as encryption across communication channels. mPulse allows configuration for site-specific equipment and operation and provides a clean, informative user interface to allow customers to monitor and analyze the data streams that describe how their microgrid is operating.

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

Critical power switchgear and hardware solutions – CleanSpark Critical Power Systems, Inc.

Through the Company’s wholly-owned subsidiary, CleanSpark Critical Power Systems, Inc., we provide parallel switchgear, automatic transfer switches, and related control and circuit protective equipment solutions for commercial, industrial, defense, campus, and residential users. We utilize Pioneer Power Solutions, Inc. for contract manufacturing of our parallel switchgear, automatic transfer switches, and related control and circuit protective equipment.

OpenADR and communication protocol software solutions – GridFabric

Through the Company’s wholly-owned subsidiary, GridFabric, LLC, we offer OpenADR solutions to commercial and utility customers. GridFabric provides middleware software solutions for utilities and IoT (Internet of Things) products that manage energy loads. OpenADR 2.0b is now the basis for the standard to be developed by the International Electrotechnical Commission. GridFabric's core products are Canvas and Plaid.

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

Digital Agency Segment – p2kLabs

Through the Company’s wholly-owned subsidiary, p2kLabs, Inc., we provide a suite of digital services from creative design to technical development for products and services through the entire product/service lifecycle. P2k is made up of “labs” whereas each lab contains its own unique offering including design, marketing/digital content, engineering & SalesForce development, and strategy services.

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

Bitcoin mining and Data Center business

Through its wholly-owned subsidiary, ATL Data Centers LLC, CleanSpark owns and operates a data center that provides customers with traditional on-site and cloud-based data center services. The Company also owns and operates a fleet of Bitcoin miners producing over 200 PH/s. Mining capacity is expected to increase to over 300 PH/s in early 2021. CleanSpark plans to apply its energy technologies to these divisions with a goal of mining bitcoins at the lowest energy prices in the United States.

Results of operations for the three months ended December 31, 2020 and 2019

Revenues

Revenues increased to $2,257,570 during the three months ended December 31, 2020, as compared with $976,824 in revenues for the same period ended 2019 primarily due to revenues from our digital agency and digital currency mining segments.

Gross Profit

Our cost of revenues was $1,332,890 for the three months ended December 31, 2020, resulting in gross profit of $924,680, as compared with cost of revenues of $882,721 for the three months ended December 31, 2019, resulting in gross profit of $94,103.

The increase in our cost of revenues for the three months ended December 31, 2020 was mainly the result of an increase in manufacturing and hardware expenses.

Product sale revenue costs increased to $1,014,931 for the three months ended December 31, 2020, from $784,574 for the same period ended 2019. The increase in our product sale expense consisted mainly as a result of an increase in the cost of contract manufacturing for our switchgear products and hardware costs.

Our cost of services increased to 148,913 for the three months ended December 31, 2020, from $98,147 for the same period ended 2019. The increase in our service, software, and related revenues expenses for the three months ended December 31, 2020, and 2019 consisted mainly as a result of an increase in the cost of allocated payroll costs of employees and consultants and subcontractors for services rendered through our digital agency services and installation of solar panels and energy storage.

Our cost of mining and data center revenue increased to $169,046 for the three months ended December 31, 2020 from $0 for the same period ended 2019. The increase in these costs consisted mainly as a result of an increase in the utility costs and labor for data center services rendered.

Operating Expenses

We had operating expenses of $7,094,778 for the three months ended December 31, 2020, as compared with $3,085,564 for the three months ended December 31, 2019.

Professional fees increased to $1,712,723 for the three months ended December 31, 2020, from $1,516,587 for the same period ended December 31, 2019. Our professional fees expenses for the three months ended December 31, 2020 consisted mainly of legal fees of $1,230,362, consulting fees of $226,450, external marketing fees of $120,838, and accounting, audit and review fees of $97,350. Our professional fees expenses for the three months ended December 31, 2019 consisted mainly of officers and directors’ consulting fees of $150,000, consulting fees of $62,818, and accounting, audit and review fees of $71,655 and stock-based compensation of $586,181.  Professional fees increased in 2020 mainly as a result of increased legal fees.

Payroll expenses increased to $3,314,201 for the three months ended December 31, 2020, from $711,539 for the same period ended 2019. Our payroll expenses for the three months ended December 31, 2020 consisted mainly of salary and wages expense of $2,382,161 and employee stock-based compensation of $932,040. The increase in our payroll expenses for the three months ended December 31, 2019 consisted mainly as a result of an increase in salary and wages expense of $680,551 and employee stock-based compensation of $30,988.

General and administrative fees increased to $950,139 for the three months ended December 31, 2020, from $230,661 for the same period ended 2019. The increase in our general and administrative expenses for the three months ended December 31, 2020 consisted mainly as a result of an increase in our marketing expenses of 555,429, dues and subscriptions of $171,992, insurance expenses of $72,159, and rent expenses of $30,393. Our general and administrative expenses for the three months ended December 31, 2019 consisted mainly of travel expenses of $31,585, rent expenses of $21,318, insurance expenses of $42,901, dues and subscriptions of $51,367 and office expense of $10,445.

Product development expense was $39,286 for the three months ended December 31, 2020, and $39,287 for the same period ended 2019. Our product development expenses for the three months ended December 31, 2020 and 2019 consisted mainly of amortization of capitalized software.

Depreciation and amortization expense increased to $1,078,429 for the three months ended December 31, 2020, from $587,490 for the same period ended 2019 mainly due to the depreciation expense related to the equipment used in the data center and digital currency miners.

We expect that our operating expenses will increase in future quarters as we further implement our business plan. As we execute on customer contracts we may be required to hire and compensate additional personnel and support increased operational costs.

Other income (expenses)

Other income/(expenses) decreased to ($997,432) for the three months ended December 31, 2020, from $1,075,207 for the same period ended December 31, 2019. Our other income/(expenses) for the three months ended December 31, 2020 consisted mainly of a realized gain on sales of digital currency of $49,918, net interest income of $46,644, an unrealized loss on equity securities of ($73,500), and derivative loss of ($1,020,494). Our other income/(expenses) for the three months ended December 31, 2019 consisted mainly of an unrealized gain on equity security of $368,868, derivative income of $2,266,654 and interest expense of ($1,560,315).

Net Loss

We recorded a net loss of $7,167,530 for the three months ended December 31, 2020, as compared with a net loss of $1,916,254 for the same period ended December 31, 2019 mainly due to increase in payroll expenses, general and administrative expenses, and depreciation and amortization expenses.

Liquidity and Capital Resources

As of December 31, 2020, we had total current assets of $33,306,373, consisting of cash, digital currency, accounts receivable, and prepaid expenses and other current assets, and total assets in the amount of $78,172,736. Our total current and total liabilities as of December 31, 2020 were $4,594,815 and $6,137,646 respectively. We had working capital of $28,711,558 as of December 31, 2020.

Operating Activities

Operating activities used $6,833,578 in cash for the three months ended December 31, 2020, as compared with $885,386 for the same period ended December 31, 2019. Our net loss of $7,167,530 was the main component of our negative operating cash flow for the three months ended December 31, 2020, offset mainly by stock based compensation of $4,350,643 unrealized loss on equity security of $73,500, loss on derivative asset of $1,020,494, depreciation and amortization of $1,078,429, and amortization of capitalized software of $39,286. Other components of our negative operating cash flow are the changes in operating assets and liabilities including prepaid expenses and other current assets of ($2,329,318), accounts payable of ($2,366,531), digital currency of ($733,410), accounts receivable of ($463,199), and inventory of ($276,750). Our net loss of $1,916,254 was the main component of our negative operating cash flow for the three months ended December 31, 2019, offset mainly by unrealized gain on equity security of ($368,868), gain on derivative asset of ($2,266,654), depreciation and amortization of $626,777, amortization of capitalized software of $39,286, amortization of debt discounts of $1,512,174, and stock-based compensation of $636,269.

Investing Activities

Investing activities used $(2,427,972) during the three months ended December 31, 2020, as compared with ($509,447) for the same period ended December 31, 2019. Our sale of digital currencies of $375,887, acquisition of ATL Data Centers, LLC of $45,783, investment in infrastructure development of $(2,830,560), and purchase of fixed assets of ($19,082) were the main components of our investing cash flow for the three months ended December 31, 2020. Our investment in International Land Alliance of $(500,000) and purchase of fixed assets of $(9,447) were the main components of our negative investing cash flow for the three months ended December 31, 2019.

Financing Activities

Cash flows received/(used) in financing activities during the three months ended December 31, 2020 amounted to $31,767,261, as compared with ($67,467) for the three months ended December 31, 2019. Our cash flows from financing activities for the three months ended December 31, 2020 consisted of repayments of ($5,475,000) on promissory notes, proceeds from exercise of warrants of $192,656, and proceeds from underwritten offering of $37,049,605. Our negative cash flows from financing activities for the three months ended December 31, 2019 consisted of repayments of $(67,467) on promissory notes.

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

Off Balance Sheet Arrangements

As of December 31, 2020, there were no off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

The Company has evaluated all recent accounting pronouncements and believes that none of them will have a material effect on the Company's financial position, results of operations or cash flows.

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

Our accounting policies are discussed in detail in the footnotes to our financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2020. However, we consider our critical accounting policies to be those related to revenue recognition, long-lived assets, accounts receivable, fair value of financial instruments, cash and cash equivalents, accounts receivable, warranty liability and stock-based compensation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic and current reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Limitation on Effectiveness of Controls

The design of any control system is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals. The inherent limitations in any control system include the realities that judgments related to decision-making can be faulty, and that reduced effectiveness in controls can occur because of simple errors or mistakes. Due to the inherent limitations in a cost-effective control system, misstatements due to error may occur and may not be detected.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2020. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, our disclosure controls and procedures were not effective due to our recently acquired entity (i.e., ATL Data Centers LLC) in the process of adopting our internal controls and procedures.

Changes in Internal Control over Financial Reporting

Other than remediation actions related to a previous material weakness in our internal controls, there has been no change in our internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Bishins v. CleanSpark, Inc. et al.

On January 20, 2021, Scott Bishins (“Bishins”), individually, and on behalf of all others similarly situated (together, the “Class”), filed a class action complaint (the “Class Complaint”) in the United States District Court for the Southern District of New York against the Company, its Chief Executive Officer, Zachary Bradford (“Bradford”), and its Chief Financial Officer, Lori Love (“Love”) (the “Class Action”). The Class Complaint alleges that, between December 31, 2020 and January 14, 2021, the Company, Bradford, and Love “failed to disclose to investors: (1) that the Company had overstated its customer and contract figures; (2) that several of the Company’s recent acquisitions involved undisclosed related party transactions; and (3) that, as a result of the foregoing, Defendants’ positive statements about the Company’s business, operations, and prospects were materially misleading and/or lacked a reasonable basis.” (the “Class Allegations”). The Class Complaint seeks: (a) certification of the Class, (b) an award of compensatory damages to the Class, and (c) an award of reasonable costs and expenses incurred by the Class in the litigation. To date, no class has been certified in the Class Action.

Although the ultimate outcome of the Class Action cannot be determined with certainty, the Company stands behind all of its prior statements and disclosures and believes that the claims raised in the Class Complaint are entirely without merit. The Company intends to both defend itself vigorously against these claims and to vigorously prosecute any counterclaims.

Notwithstanding the Class Allegations’ lack of merit, however, the Class Action may distract the Company and cost the Company’s management time, effort and expense to defend against the claims made in the Class Complaint. Notwithstanding the Company’s belief that the Company and its management have complied with all of their obligations under applicable securities regulations, no assurance can be given as to the outcome of the Class Action, and in the event the Company does not prevail in such action, the Company, its business, financial condition and results of operations would be materially and adversely affected.

Item 1A. Risk Factors

Please carefully consider the information set forth in this Quarterly Report on Form 10-Q and the risk factors discussed in Part I, Item I A. of our Annual Report on Form 10-K for the year ended September 30, 2020, which could materially affect our business, financial condition or future results. In evaluating our business, you should carefully consider the risk factors discussed in our Annual Report on Form 10-K, as updated by our subsequent filings under the Exchange Act. The occurrence of any of the risks discussed in such filings, or other events that we do not currently anticipate or that we currently deem immaterial, could harm our business, prospects, financial condition and results of operations. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Navigating the demand, supply and operational challenges associated with the ongoing coronavirus (COVID-19) pandemic unsuccessfully may affect our financial condition and results of operations.

COVID-19 has spread worldwide, resulting in shutdowns of manufacturing and commerce. COVID-19 has resulted in government authorities implementing numerous measures to try to contain it, such as travel bans and restrictions, quarantines, shelter-in-place orders, and shutdowns. These measures have impacted, and may further impact, our workforce and operations, the operations of our customers and our partners, and those of our respective vendors and suppliers. Our critical business operations, including our headquarters, and many of our key suppliers, are located in regions which have been impacted by COVID-19. Our customers and suppliers worldwide have also been affected and may continue to be affected by COVID-19 related restrictions and closures.

The manufacture of product components, the final assembly of our products, and other critical operations are concentrated in certain geographic locations that have been impacted by COVID-19, and local governments continue to take measures to try to contain the pandemic. There is considerable uncertainty regarding the impact of such measures and potential future measures, including restrictions on manufacturing facilities, on our support operations or workforce, or on our customers, partners, vendors and suppliers. Such measures, as well as restrictions or disruptions of transportation, such as reduced availability or increased cost of air transport, port closures, and increased border controls or closures, could limit our capacity to meet customer demand and have a material adverse effect on our financial condition and results of operations.

The spread of COVID-19 has caused us to modify our business practices as the Company complies with state mandated requirements for safety in the workplace to ensure the health, safety, and welling-being of our employees. These measures include personal protective equipment, social distancing, cleanliness of the facilities, and daily monitoring of the health of employees in our facilities, as well as modifying our policies on employee travel and the cancellation of physical participation in meetings, events, and conferences. We may take further actions as required by government authorities or that we determine are in the best interests of our employees, customers, partners, and suppliers. However, we have not developed a specific and comprehensive contingency plan designed to address the challenges and risks presented by the COVID-19 pandemic and, even if and when we do develop such a plan, there can be no assurance that such plan will be effective in mitigating the potential adverse effects on our business, financial condition, and results of operations.

In addition, while the extent and duration of the COVID-19 pandemic on the global economy and our business in particular is difficult to assess or predict, the pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, which may reduce our ability to access capital or our customers’ ability to pay us for past or future purchases, which could negatively affect our liquidity. A recession or financial market correction resulting from the lack of containment and spread of COVID-19 could impact overall spending, adversely affecting demand for our products and services, our business, and the value of our common stock.

The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. The extent of the impact of the COVID-19 pandemic on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, will depend on future developments, including, but not limited to, the duration and continued spread of the pandemic, its severity, the actions to contain the disease or treat its impact, further related restrictions on travel, and the duration, timing, and severity of the impact on customer spending, including any recession resulting from the pandemic, all of which are uncertain and cannot be predicted. An extended period of global supply chain and economic disruption as a result of the COVID-19 pandemic could have a material negative impact on our business, results of operations, access to sources of liquidity and financial condition, though the full extent and duration is uncertain.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The information set forth below relates to our issuances of securities without registration under the Securities Act of 1933 during the reporting period which were not previously included in an Annual Report on Form 10-K, Quarterly Report on Form 10-Q, or Current Report on Form 8-K.

During the period commencing October 1, 2020 through December 31, 2020, the Company issued 1,618,285 shares for the acquisition of ATL Data Centers, LLC.

During the period commencing October 1, 2020 through December 31, 2020, the Company issued 43,188 shares of common stock as compensation for services.

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

Date: February 11, 2021	By: /s/ Zachary K. Bradford Zachary K. Bradford Title: Chief Executive Officer (Principal Executive Officer)

Date: February 11, 2021	By: /s/Lori L. Love Lori L. Love Title: Chief Financial Officer (Principal Financial and Accounting Officer)

