Form 10-Q
period 2021-03-31
CLEANSPARK, INC.
filed 2021-05-06
CIK 827876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021

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

Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 34,017,796 shares as of May 6, 2021.

1

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of March 31, 2021 (unaudited) and September 30, 2020;

F-2	Consolidated Statements of Operations for the three and six months ended March 31, 2021 and 2020 (unaudited);

F-3	Consolidated Statements of Stockholders’ Equity for the three and six months ended March 31, 2021 and 2020 (unaudited);

F-4	Consolidated Statements of Cash Flows for the six months ended March 31, 2021 and 2020 (unaudited);

F-5	Notes to Consolidated Financial Statements (unaudited).

This report on Form 10-Q for the quarter ended March 31, 2021, should be read in conjunction with the Company's annual report on Form 10-K for the year ended September 30, 2020, filed with the Securities and Exchange Commission (“SEC”) on December 17, 2020.

The accompanying consolidated financial statements and footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2021 are not necessarily indicative of the results that can be expected for the full year.

3

CLEANSPARK, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2021	September 30, 2020
ASSETS
Current assets
Cash and cash equivalents	$157,274,542	$3,126,202
Accounts receivable, net	1,756,112	1,047,353
Contract assets	—	4,103
Inventory	856,095	—
Prepaid expense and other current assets	2,184,863	998,931
Digital currency	5,662,547	—
Derivative investment asset	9,495,404	2,115,269
Investment equity security	729,500	460,000
Investment debt security, AFS, at fair value	500,000	500,000
Total current assets	$178,459,063	8,251,858

Property and equipment, net	14,861,958	117,994
Operating lease right of use asset	713,158	40,711
Capitalized software, net	892,220	976,203
Intangible assets, net	17,332,820	7,049,656
Deposits on mining equipment and related assets	45,488,258	—
Other long-term asset	2,830,560	—
Goodwill	32,034,559	5,903,641
Total assets	$292,612,596	$22,340,063

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$2,947,099	$4,527,037
Contract liabilities	551,977	64,198
Operating lease liability, current portion	611,040	41,294
Finance lease liability, current portion	336,157	—
Acquisition liability	300,000	—
Contingent consideration, current portion	2,416,667	750,000
Dividends payable	177,505	—
Total current liabilities	$7,340,445	$5,382,529

Long-term liabilities
Loans payable	—	531,169
Operating lease liability, net of current portion	101,983	—
Finance lease liability, net of current portion	616,376	—
Contingent consideration, net of current portion	833,333	—
Total liabilities	$8,892,137	$5,913,698

Stockholders' equity
Common stock; $0.001 par value; 50,000,000 shares authorized; 33,874,152 and 17,390,979 shares issued and outstanding as of March 31, 2021 and September 30, 2020, respectively	33,874	17,391
Preferred stock; $0.001 par value; 10,000,000 shares authorized; Series A shares; 2,000,000 authorized; 1,750,000 and 1,750,000 issued and outstanding as of March 31, 2021 and September 30, 2020, respectively	1,750	1,750
Additional paid-in capital	400,032,436	132,809,830
Accumulated deficit	(116,347,601)	(116,402,606)
Total stockholders' equity	283,720,459	16,426,365

Total liabilities and stockholders' equity	$292,612,596	$22,340,063

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEANSPARK, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020

Revenues, net
Sale of goods revenues	$891,965	$3,352,098	$1,979,999	$4,277,494
Service, software and related revenues	$511,931	$306,185	$948,057	$357,613
Cryptocurrency mining revenue	$6,715,792	—	$7,449,202	—
Total revenues, net	8,119,688	3,658,283	10,377,258	4,635,107

Costs and expenses
Cost of revenues (exclusive of depreciation and amortization shown below)	1,537,683	2,913,828	2,879,197	3,757,262
Professional fees	2,456,554	1,005,991	4,169,277	2,522,578
Payroll expenses	3,262,097	984,380	6,576,298	1,695,919
General and administrative expenses	1,243,154	311,131	2,193,293	541,792
Depreciation and amortization	2,117,172	715,005	3,226,263	1,381,069
Total costs and expenses	10,616,660	5,930,335	19,044,328	9,898,620

Loss from operations	(2,496,972)	(2,272,052)	(8,667,070)	(5,263,513)

Other income (expense)
Other income	541,576	—	541,576	—
Realized gain on sale of digital currency	585,709	—	635,627	—
Unrealized gain/(loss) on equity security	343,000	(210,000)	269,500	158,868
Unrealized gain on derivative security	8,400,629	(1,441,763)	7,380,135	824,891
Interest income (expense), net	26,098	(1,891,283)	72,742	(3,451,598)
Total other income (expense)	9,897,012	(3,543,046)	8,899,580	(2,467,839)

Net Income/(loss) attributable to the Company	$7,400,040	$(5,815,098)	$232,510	$(7,731,352)

Preferred stock dividends	$177,505	$—	$177,505	$—

Net Income (loss) attributable to the Company’s common shareholders	$7,222,535	$(5,815,098)	$55,005	$(7,731,352)

Earnings/(loss) per common share - basic	$0.28	$(1.13)	$0.00	$(1.56)

Weighted average common shares outstanding - basic	25,925,259	5,135,802	24,025,557	4,957,491

Earnings/(loss) per common share - diluted	$0.22	$(1.13)	$0.00	$(1.56)

Fully diluted weighted average common shares outstanding	32,697,863	5,135,802	30,798,161	4,957,491

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEANSPARK, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

For the Six Months ended March 31, 2021
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Balance, September 30, 2020	1,750,000	$1,750	17,390,979	$17,391	$132,809,830	$(116,402,606)	$16,426,365
Shares issued for services	—	—	501,437	501	3,011,133	—	3,011,634
Options and warrants issued for services	—	—	—	—	1,339,009	—	1,339,009
Shares issued for business acquisition	—	—	1,618,285	1,618	21,181,733	—	21,183,351
Exercise of options and warrants	—	—	115,385	116	192,540	—	192,656
Shares issued under underwritten offering, net of offering costs	—	—	4,444,445	4,445	37,045,160	—	37,049,605
Net loss	—	—	—	—	—	(7,167,530)	(7,167,530)
Balance, December 31, 2020	1,750,000	$1,750	24,070,531	$24,071	$195,579,405	$(123,570,136)	$72,035,090
Shares issued for services	—	—	19,429	19	71,478	—	71,497
Options and warrants issued for services	—	—	—	—	777,517	—	777,517
Shares issued for business acquisition	—	—	477,703	478	13,246,226	—	13,246,704
Exercise of options and warrants	—	—	223,650	223	3,153,680	—	3,153,903
Shares issued under underwritten offering, net of offering costs	—	—	9,090,910	9,091	187,204,122	—	187,213,213
Shares returned in relation to business acquisition	—	—	(8,072)	(8)	8	—	(0)
Preferred stock dividends accrued	—	—	—	—	—	(177,505)	(177,505)
Net income	—	—	—	—	—	7,400,040	7,400,040
Balance, March 31, 2021	1,750,000	1,750	33,874,151	33,874	400,032,436	(116,347,601)	283,720,459

For the Six Months Ended March 31, 2020
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Balance, September 30, 2019	1,000,000	$1,000	4,679,018	$4,679	$111,936,125	$(93,056,463)	$18,885,341
Shares issued for services	750,000	750	2,000	2	33,348	—	34,100
Options and warrants issued for services	—	—	—	—	602,169	—	602,169
Beneficial conversion feature and shares issued with convertible debt	—	—	187,100	187	(187)	—	—
Rounding shares issued for stock split	—	—	793	1	(1)	—	—
Net loss	—	—	—	—	—	(1,916,254)	(1,916,254)
Balance, December 31, 2019	1,750,000	1,750	4,868,911	4,869	112,571,454	(94,972,717)	17,605,356
Shares returned and cancelled	—	—	(30,000)	(30)	30	—	—
Options issued for business acquisition	—	—	—	—	88,935	—	88,935
Options and warrants issued for services	—	—	—	—	273,931	—	273,931
Shares issued for business acquisition	—	—	95,699	96	444,904	—	445,000
Beneficial conversion feature and shares issued with convertible debt	—	—	810,505	810	(810)	—	—
Net loss	—	—	—	—	—	(5,815,098)	(5,815,098)
Balance, March 31, 2020	1,750,000	1,750	5,745,115	5,745	113,378,444	(100,787,815)	12,598,124

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEANSPARK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	March 31, 2021	March 31, 2020
Cash Flows from Operating Activities
Net income (loss)	$232,510	$(7,731,352)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock based compensation	5,199,658	910,200
Unrealized gain on equity security	(269,500)	(158,868)
Realized gain on sale of digital currency	(635,627)	—
Amortization of operating lease right of use asset	166,460	21,726
Depreciation and amortization	3,226,263	1,381,069
Provision for bad debts	231,932	—
Gain on derivative asset	(7,380,135)	(824,891)
PPP loan forgiveness	(531,169)	—
Amortization of debt discount	—	3,000,959
Changes in operating assets and liabilities
(Increase) decrease in prepaid expenses and other current assets	(1,130,741)	618,614
Decrease in contract assets	4,103	52,795
Increase in contract liabilities	487,779	90,840
Decrease (increase) in accounts receivable	114,285	(588,229)
(Decrease) increase in accounts payable	(2,890,270)	2,052,295
Increase in digital currency from mining	(7,449,202)	—
Decrease in lease liability	(268,861)	(21,247)
Increase in inventory	(793,945)	—
Increase (decrease) in due to related parties	—	(66,966)
Net cash used in operating activities	(11,686,460)	(1,263,055)

Cash Flows from investing
Increase in deposits on mining equipment and related assets	(45,488,258)	—
Sale of digital currencies	2,422,282	—
Investment in infrastructure development	(2,830,560)	—
Purchase of property and equipment	(9,058,011)	(24,910)
Acquisition of ATL Data Center, net of cash received	45,783	—
Acquisition of p2KLabs, net of cash received	—	(1,141,990)
Acquisition of Solar Watt Solutions, net of cash received	(1,000,337)	—
Investment in capitalized software	—	(84,925)
Investment in debt and equity securities	—	(750,000)
Net cash used in investing activities	(55,909,101)	(2,001,825)

Cash Flows from Financing Activities
Payments on promissory notes	(5,865,476)	(67,467)
Proceeds from exercise of options and warrants	3,346,559	—
Proceeds from underwritten offerings	224,262,818	—
Net cash received/(provided) by financing activities	221,743,901	(67,467)

Net increase (decrease) in cash and cash equivalents	154,148,340	(3,332,347)

Cash and cash equivalents, beginning of period	3,126,202	7,838,857

Cash and cash equivalents, end of period	$157,274,542	$4,506,510

Supplemental disclosure of cash flow information
Cash paid for interest	$31,846	$7,606
Cash paid for tax	$—	$—

Non-cash investing and financing transactions
Day one recognition of right of use asset and liability	$—	$85,280
Shares issued for conversion of debt	$—	$998
Shares and options issued for business acquisition	$34,430,055	$533,935
Shares issued as collateral returned to treasury	$—	$30
Preferred stock dividends accrued	$177,505	$—
Cashless exercise of options/warrants	$74	$—

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

The Company, through itself and its wholly owned subsidiaries, has operated in the alternative energy sector since March 2014, and in the digital currency mining sector since December 2020.

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

CleanSpark Critical Power Systems, Inc.

On January 22, 2019, CleanSpark entered into an agreement with Pioneer Critical Power, Inc., whereby it acquired certain intellectual property assets and client lists. As a result of the transaction, Pioneer Critical Power Inc. became a wholly owned subsidiary of the Company. On February 1, 2019, Pioneer Critical Power, Inc. was renamed to CleanSpark Critical Power Systems, Inc.

p2klabs, Inc.

On January 31, 2020, the Company entered into a Stock Purchase Agreement with p2klabs, Inc (“p2k”), and its sole stockholder, whereby the Company purchased all of the issued and outstanding shares of p2k from its sole stockholder. As a result of the transaction, p2k became a wholly owned subsidiary of the Company.

GridFabric, LLC

On August 31, 2020, the Company entered into a Membership Interest Purchase Agreement with GridFabric, LLC, (“GridFabric”), and its sole member, whereby the Company purchased all of the issued and outstanding membership units of GridFabric from its sole member. As a result of the transaction, GridFabric a wholly owned subsidiary of the Company.

ATL Data Centers LLC

On December 9, 2020, the Company entered into an Agreement and Plan of Merger (the “Merger”) with ATL Data Centers LLC (“ATL”), and its members whereby the Company purchased all of the issued and outstanding membership units of ATL from its members. As a result of the transaction, ATL became a wholly owned subsidiary of the Company. (See Note 3 for details.)

Solar Watt Solutions, Inc.

On February 23, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger”) with Solar Watt Solutions, Inc. (“SWS”), and its owners whereby the Company purchased all of the issued and outstanding shares of SWS from its owners. As a result of the transaction, SWS became a wholly owned subsidiary of the Company. (See Note 3 for details.)

Lines of Business

Energy Business Segment

Through CleanSpark, LLC, we provide microgrid engineering, design and software solutions to military, commercial and residential customers. Our services consist of distributed energy microgrid system engineering and design, and project consulting services. The work is generally performed under fixed price bid contracts and negotiated price contracts.

Through CleanSpark Critical Power Systems, Inc., we provide custom hardware solutions for distributed energy systems that serve military and commercial residential properties. The equipment is generally sold under negotiated fixed price contracts.

Through GridFabric, LLC, we provide Open Automated Demand Response (“OpenADR”) and other middleware communication protocol software solutions to commercial and utility customers.

Through Solar Watt Solutions, Inc., which we acquired in February 2021, we provide solar and alternative energy solutions for homeowners and commercial businesses in Southern California.

Through ATL Data Centers LLC, we provide traditional data center services, such as providing customers with rack space, power and equipment, and offer several cloud services including, virtual services, virtual storage, and data backup services.

Digital Agency Segment

Through p2kLabs, Inc., the Company provides design, software development, and other technology-based consulting services. The services provided are generally an hourly arrangement or fixed-fee project-based arrangements.

Digital Currency Mining Segment

Through ATL Data Centers LLC and our recently formed subsidiary, CleanBlok, LLC, we mine Bitcoin. We entered the Bitcoin mining industry through our recent acquisition of ATL Data Centers LLC, and we have recently acquired additional equipment and infrastructure capacity in order to expand our Bitcoin mining operations.

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

The Company has incurred losses in the past while it developed its infrastructure and software platforms. As shown in the accompanying unaudited consolidated financial statements, the Company incurred operating losses of $8.7 million and produced net income of $232,510 during the six months ended March 31, 2021. The Company has sufficient capital for ongoing operations from raising additional capital through the registered sale of equity securities pursuant to a registration statement on Form S-3. (See Note 11 for additional details.) As of March 31, 2021, the Company had working capital of $171,118,618.

 Principles of Consolidation

The accompanying consolidated financial statements include the accounts of CleanSpark, Inc., and its wholly owned operating subsidiaries, CleanSpark, LLC, CleanSpark II, LLC, CleanSpark Critical Power Systems Inc., p2kLabs, Inc, GridFabric, LLC, ATL Data Centers LLC, CleanBlok, LLC, and Solar Watt Solutions, Inc. All material intercompany transactions have been eliminated upon consolidation of these entities.

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

The Company recognizes energy (solar panel and battery) installation contract   revenue for residential customers at a point in time upon completion of the installation. The revenues associated with energy installations for commercial customers are recognized over a period of time as noted in the engineering and construction contract revenue disclosure above.

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

Contract assets represent revenue recognized in excess of amounts billed and include unbilled receivables (typically for cost reimbursable contracts) of $0 and contract work in progress (typically for fixed-price contracts) of $0 and $4,103 as of March 31, 2021 and September 30, 2020, respectively. Unbilled receivables, which represent an unconditional right to payment subject only to the passage of time, are reclassified to accounts receivable when they are billed under the terms of the contract. Advances that are payments on account of contract assets of $0 and $0 as of March 31, 2021 and September 30, 2020, respectively, have been deducted from contract assets. Contract liabilities represent amounts billed to clients in excess of revenue recognized to date. The Company recorded $551,977 and $64,198 in contract liabilities as of March 31, 2021 and September 30, 2020, respectively.

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

Revenues from digital currency mining

The Company has entered into a digital asset mining pool to provide computing power to the mining pool.  Providing computing power is the only performance obligation in the Company’s contracts with pool operators. When the Company successfully places a block (by being the first to solve an algorithm) and the Company receives confirmation of the consideration it will receive, at which time revenue is recognized. The transaction consideration the Company receives is noncash consideration, in the form of digital currency, which the Company measures at fair value on the date received.  The consideration is dependent on the number of digital assets mined on any given day. Fair value of the digital currency award received is determined using the spot price of the related digital currency at the time of receipt.

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

For the six months ended March 31, 2021 and 2020, the Company reported revenues of $10,377,258 and $4,635,107, respectively.

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. There was $157,274,542 and $3,126,202 in cash and cash equivalents as of March 31, 2021 and September 30, 2020, respectively.

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

The following table presents the activities of the digital currencies for the six months ended March 31, 2021:

Amount
Balance at September 30, 2020	$—
Additions of digital currencies	7,449,202
Realized gain on sale of digital currencies	635,627
Sale of digital currencies	(2,422,282)
Balance at March 31, 2021	$5,662,547

Accounts receivable

Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms. The Company performs ongoing credit evaluation of its customers and management closely monitors outstanding receivables based on factors surrounding the credit risk of specific customers, historical trends, and other information. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded. Accounts receivable are presented net of an allowance for doubtful accounts of $693,508 and $42,970 at March 31, 2021, and September 30, 2020, respectively.

Retention receivable is the amount withheld by a customer until a contract is completed. Retention receivables of $0 and $615 were included in the balance of trade accounts receivable as of March 31, 2021 and September 30, 2020, respectively.

Inventories

Inventories are stated at the lower of cost or net realizable value on a first-in, first-out basis. For solar panel and battery installations, the Company transfers component parts from inventories to cost of goods sold once installation is complete. The Company periodically reviews inventories for unusable and obsolete items based on assumptions about future demand and market conditions. Based on this evaluation, provisions are made to write inventories down to their net realizable value.

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

Concentration Risk

At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of FDIC limits. As of March 31, 2021, the cash balance in excess of the FDIC limits was $157,024,542. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in these accounts. The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue. (See Note 15 for details.)

Warranty Liability

The Company establishes warranty liability reserves to provide for estimated future expenses as a result of installation and product defects, product recalls, and litigation incidental to the Company’s business. Liability estimates are determined based on management’s judgment, considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, consultations with third party experts such as engineers, and discussions with the Company’s general counsel and outside counsel retained to handle specific product liability cases. The Company’s manufacturers and service providers currently provide substantial warranties between ten to twenty-five years with full reimbursement to replace and install replacement parts. Warranty costs and associated liabilities were $0 and $0 at March 31, 2021 and September 30, 2020, respectively.

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

Earnings (loss) per share

The Company reports earnings (loss) per share in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 260-10 “Earnings Per Share,” which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average common shares outstanding the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. As of March 31, 2021, there are 1,522,604  shares issuable upon exercise of outstanding options and warrants, the dilutive effect of which is computed using the treasury stock method.

The following table sets forth the computation of basic and diluted Net income (loss) attributable to the Company’s common shareholders:

	For three months ended		For six months ended
	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020
Numerator:
Net Income (Loss) attributable to the Company	$7,400,040	$(5,815,098)	$232,510	$(7,731,352)

Numerator for basic and diluted EPS - Income (loss) attributable to the Company's common shareholders	$7,222,535	$(5,815,098)	$55,005	$(7,731,352)

Denominator:
Denominator for basic EPS - Weighted average shares	25,925,259	5,135,802	24,025,557	4,957,491
Dilutive effect of warrants and options	1,522,604	—	1,522,604	—
Dilutive effect of preferred stock conversions	5,250,000	—	5,250,000	—
Denominator for diluted EPS - Adjusted weighted average shares	32,697,863	5,135,802	30,798,161	4,957,491
Basic Income (Loss) per common share	$0.28	$(1.13)	$0.00	$(1.56)
Diluted Income (Loss) per common share	$0.22	$(1.13)	$0.00	$(1.56)

Property and equipment

Property and equipment are stated at cost. Depreciation is calculated on a straight-line basis over the estimated useful life of the asset as follows:

Useful life
Machinery and equipment	1 - 7 years
Mining equipment	3 - 15 years
Leasehold improvements	Shorter of estimated lease term or 5 years
Furniture and fixtures	1 - 5 years

Long-lived Assets

In accordance with the Financial Accounting Standards Board ("FASB") Accounts Standard Codification (ASC) ASC 360-10, "Property, Plant and Equipment," the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flow is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value. For the six months ended March 31, 2021 and 2020, the Company did not record an impairment expense.

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

The Company reviews its indefinite lived intangibles and goodwill for impairment annually or whenever events or circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable. In accordance with its policies, the Company performed an assessment of indefinite lived intangibles and goodwill and determined there was no impairment for the six months ended March 31, 2021 and 2020.

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

Commencing upon a product's release, capitalized software development costs are amortized to "Cost of revenues—software amortization" based on the ratio of current revenues, to total projected revenues for the specific product, generally resulting in an amortization period of seven years for our current product offerings. In recognition of the uncertainties involved in estimating future revenue, amortization will never be less than straight-line amortization of the products remaining estimated economic life.

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

Fair value of financial instruments and derivative asset

The carrying value of cash, accounts payable and accrued expenses, and debt (See Note 8) approximate their fair values because of the short-term nature of these instruments. Management believes the Company is not exposed to significant interest or credit risks arising from these financial instruments.

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

The following table presents the Company’s financial instruments that are measured and recorded at fair value on the Company’s balance sheets on a recurring basis, and their level within the fair value hierarchy as of March 31, 2021 and September 30, 2020, respectively:

Fair value measured at March 31, 2021:

	Amount	Level 1	Level 2	Level 3
Derivative asset	$9,495,404	$—	$—	$9,495,404
Investment in equity security	729,500	729,500	—	—
Investment in debt security	500,000	—	—	500,000
Total	$10,724,904	$729,500	$—	$9,995,404

Fair value measured at September 30, 2020:

	Amount	Level 1	Level 2	Level 3
Derivative asset	$2,115,269	$—	$—	$2,115,269
Investment in equity security	210,000	210,000	—	—
Investment in debt security	500,000	—	—	500,000
Total	$2,825,269	$210,000	$—	$2,615,269

The below table presents the change in the fair value of the derivative asset and investment in debt security during the three months ended March 31, 2021:

Amount
Balance at September 30, 2020	$2,615,269
Gain/(loss) on derivative asset	7,380,135
Balance at March 31, 2021	$9,995,404

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The purpose of the standard is to improve the overall usefulness of fair value disclosures to financial statement users and reduce unnecessary costs to companies when preparing the disclosures. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019 and requires the application of the prospective method of transition (for only the most recent interim or annual period presented in the initial fiscal year of adoption) to the new disclosure requirements for (1) changes in unrealized gains and losses included in other comprehensive income and (2) the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU 2018-13 also requires prospective application to any modifications to disclosures made because of the change to the requirements for the narrative description of measurement uncertainty. The effects of all other amendments made by ASU 2018-13 must be applied retrospectively to all periods presented. The new standard did not have a material impact on the Company’s results of operations or cash flows.

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

The Company has evaluated all other recent accounting pronouncements and believes that none of them will have a material effect on the Company's financial position, results of operations, or cash flows.

3. ACQUISITIONS

SOLAR WATT SOLUTIONS, INC

On February 23, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with SWS (“SWS”) and its owners (the “Sellers”).

At the closing on February 24, 2021, SWS became a wholly owned subsidiary of the Company. In exchange, the Company issued (i) 477,703 shares of restricted common stock based on the average closing price of the Company’s common stock (as reflected on Nasdaq.com) for the five trading days including and immediately preceding the closing date of $32.74 per share to the sellers, of which (a) 167,685 shares would be fully earned on closing, and (b) an additional 310,018   shares were issued and held in escrow, subject to holdback pending Sellers’ satisfaction of certain future milestones with all such shares subject to a lock up of no less than 180 days and a leak out of no more than 10% of average daily trading value of the prior 30 days for a period of 36 months following the closing, and (ii) up to $3,850,000 in cash was remitted to the Sellers, of which: (c) $1,350,000 was remitted to Sellers on a pro rata basis at closing, less payment of $500,000 in Sellers’ debt at closing, (d) $200,000 in cash was held back by the Company for a period of nine months to satisfy potential damages from indemnification claims and any amounts owed pursuant to post-closing adjustments, (e) an additional $100,000 in cash was held back by the Company for a period of 90 days to satisfy any amounts owed pursuant to post-closing adjustments, and (f) up to $2,500,000 in cash was held back by the Company pending the Sellers’ satisfaction of certain future milestones.

The Company determined the fair value of the consideration given to the sellers of SWS in connection with the transaction in accordance with ASC 820 was as follows:

Consideration:	Fair Value
Cash	$1,350,000
Contingent consideration	2,500,000
477,703 shares of common stock	13,246,704
Total Consideration	$17,096,704

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

Purchase Price Allocation:
Customer List	$5,122,733
Goodwill	$12,051,206
Other assets and liabilities assumed, net	$(77,235)
Total	$17,096,704

ATL DATA CENTERS, LLC

On December 9, 2020, the Company entered into an Agreement and Plan of Merger (the “Merger”) with ATL Data Centers LLC (“ATL”) and its members.

At the closing, ATL became a wholly owned subsidiary of the Company. In exchange, the Company issued 1,618,285 shares of restricted common stock based on the average closing price of the Company’s common stock (as reflected on Nasdaq.com) for the five trading days including and immediately preceding the closing date of $11.988 per share, to the selling members of ATL, of which: (i) 642,309 shares were fully earned on closing, and (ii) an additional 975,976 shares were issued and held in escrow, subject to holdback pending satisfaction of certain future milestones, with all such shares subject to a lock up of no less than 180 days and a leak out of no more than 10% of the average daily trading value of the prior 30 days.

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

Purchase Price Allocation:
Strategic contract	$7,457,970
Goodwill	$14,079,712
Other assets and liabilities assumed, net	$(354,331)
Total	$21,183,351

The strategic contract relates to supply of a critical input to our digital currency mining business. The other assets and liabilities assumed includes $5.475 million in digital currency mining equipment and notes payable related to this equipment, which was settled by the Company during the six months ended March 31, 2021.

P2K LABS, INC

On January 31, 2020, the Company, entered into an Agreement with p2k, and its sole stockholder, Amer Tadayon (the “Seller”), whereby the Company purchased all of the issued and outstanding shares of p2k in exchange for an aggregate adjusted purchase price of cash and equity of $1,688,935. The transaction closed simultaneously upon the execution of the Agreement by the parties on January 31, 2020.

As a result of the transaction, p2k became a wholly owned subsidiary of the Company.

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

d)

64,516 restricted shares of the Company’s common stock, valued at $300,000, were issued to an independent third-party escrow agent (the “Holdback Shares”) and will be released to the Seller upon achievement of certain revenue milestones. As of March 31, 2021, based on actual revenue milestones achieved, 56,444 restricted shares of the Company’s common stock were released to the Seller and the balance of 8,072 shares of the Company’s common stock were returned and cancelled. The Holdback Shares are subject to the Leak-Out Terms.

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

GRIDFABRIC, LLC

On August 31, 2020, the Company entered into a Membership Interest Purchase Agreement (the “Agreement”) with GridFabric, and its sole member, Dupont Hale Holdings, LLC (the “Seller”), whereby the Company purchased all of the issued and outstanding membership units of GridFabric from the Seller (the “Transaction”) in exchange for an aggregate purchase price of cash and stock of up to $1,400,000 (the “Purchase Price”). The Transaction closed simultaneously with execution on August 31, 2020. As a result of the Transaction, GridFabric, became a wholly owned subsidiary of the Company.

Pursuant to the terms of the Agreement, the Purchase Price was as follows:

a)	$360,000 in cash was paid to the Seller at closing;
b)	$400,000 in cash was delivered to an independent third-party escrow agent where such cash is subject to offset for adjustments to the Purchase Price and indemnification purposes for a period of 12 months;

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

Purchase Price Allocation:
Software	$1,120,000
Customer list	$60,000
Non-compete	$190,000
Goodwill	$26,395
Net Assets	$3,605
Total	$1,400,000

The following is the unaudited pro forma information assuming the acquisition of GridFabric, p2k Labs, ATL, and SWS occurred on October 1, 2019:

	For the Three Months Ended		For the Six Months Ended
	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020
Net sales	$8,907,200	$4,928,256	$12,967,229	$6,736,346

Net income/ (loss)	$7,208,568	$(5,531,940)	$(551,184)	$(7,962,293)

Earnings/(loss) per common share - basic	$0.27	$(0.97)	$(0.02)	$(1.43)

Weighted average common shares outstanding - basic	26,402,962	5,727,560	26,121,545	5,549,249

Earnings/(loss) per common share - diluted	$0.22	$(0.97)	$(0.02)	$(1.43)

Weighted average common shares outstanding - diluted	33,175,566	5,727,560	26,121,545	5,549,249

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

Pursuant to the terms of the ILAL SPA, ILAL sold, and the Company purchased 1,000 shares of Series B Preferred Stock (the “Preferred Stock”) of ILAL for an aggregate purchase price of US $500,000 (the “Stock Transaction”), less certain expenses and fees. The Company also received 350,000 shares (“commitment shares”) of ILAL’s common stock. The Preferred Stock will accrue cumulative in-kind accruals at a rate of 12% per annum and may increase upon the occurrence of certain events. The Preferred is now convertible into common stock at a variable rate as calculated under the agreement terms.

The commitment shares are recorded at fair value as of March 31, 2021 of $729,500.

The Preferred Stock is recorded as an AFS debt security and is reported at its estimated fair value as of March 31, 2021. The Company identified a derivative instrument in accordance with ASC Topic No. 815 due to the variable conversion feature. Topic No. 815 requires the Company to account for the conversion feature on its balance sheet at fair value and account for changes in fair value as a derivative gain or loss.

The Black-Scholes model utilized the following inputs to value the derivative asset at the date in which the derivative asset was determined through March 31, 2021.

Fair value assumptions:	March 31, 2021
Risk free interest rate	0.09%
Expected term (months)	1.5
Expected volatility	141.83%
Expected dividends	0%

5. CAPITALIZED SOFTWARE

Capitalized software consists of the following as of March 31, 2021 and September 30, 2020:

	March 31, 2021	September 30, 2020
mVSO software	$437,135	$437,135
mPulse software	741,846	741,846
Less: accumulated amortization	(286,761)	(202,778)
Capitalized Software, net	$892,220	$976,203

Capitalized software amortization recorded as cost of revenues and product development expense for the six months ended March 31, 2021 and 2020 was $83,983 and $79,705, respectively.

6. INTANGIBLE ASSETS

The Company amortizes intangible assets with finite lives over their estimated useful lives, which range between two and twenty years as follows:

Useful life
Patents	13-20 years
Websites	3 years
Customer list and non-compete agreement	1.5-4 years
Design assets	2 years
Trademarks	14 years
Engineering trade secrets	1-7 years
Strategic contract	5 years
Software	4 years

Intangible assets consist of the following as of March 31, 2021 and September 30, 2020:

	March 31, 2021	September 30, 2020
Patents	$74,112	$74,112
Websites	8,115	8,115
Customer list and non-compete agreement	11,824,757	6,702,024
Design assets	123,000	123,000
Trademarks	5,928	5,928
Trade secrets	4,370,269	4,370,269
Software	1,120,000	1,120,000
Strategic contract	7,457,970	—
Intangible assets:	24,984,151	12,403,448
Less: accumulated amortization	(7,651,331)	(5,353,792)
Intangible assets, net	$17,332,820	$7,049,656

Amortization expense for the six months ended March 31, 2021 and 2020 was $2,225,991 and $1,269,293, respectively.

The Company expects to record amortization expense of intangible assets over the next 5 years and thereafter as follows:

2021 (six months remaining)	$3,882,949
2022	7,072,469
2023	2,492,479
2024	2,065,344
2025	1,495,888
Thereafter	323,691
Total	$17,332,820

7. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following as of March 31, 2021 and September 30, 2020:

	March 31, 2021	September 30, 2020
Machinery and equipment	$260,839	$193,042
Mining equipment	15,497,826	—
Leasehold improvements	17,965	17,965
Furniture and fixtures	105,362	82,547
Total	15,881,992	293,554
Less: accumulated depreciation	(1,020,034)	(175,560)
Fixed assets, net	$14,861,958	$117,994

Depreciation expense for the six months ended March 31, 2021 and 2020 was $930,324 and $32,071, respectively.

The Company has purchase commitments for approximately $146.5 million related to purchase of miners as of March 31, 2021, and the Company has paid $42.8 million towards these commitments as of the end of this period.

8. LOANS

Long term

Long-term loans payable consists of the following:	March 31, 2021	September 30, 2020

Promissory notes	$—	$531,169

Total	$—	$531,169

Promissory Notes

On May 7, 2020, the Company applied for a loan from Celtic Bank Corporation, as lender, pursuant to the Paycheck Protection Program of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) as administered by the U.S. Small Business Administration (the "SBA"). On May 15, 2020, the loan was approved and the Company received the proceeds from the loan in the amount of $531,169 (the “PPP Loan”). The PPP Loan, which took the form of a promissory note issued by the Company (the “PPP Note”) matures on May 7, 2022 and bear interest at a rate of 1.0% per annum.

The Company applied for and received loan forgiveness from the SBA on March 23, 2021. The entire principal balance and interest charges were forgiven.

9. LEASES

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

The Company has operating leases under which it leases its branch offices, corporate headquarters, and data center, one of which is with a related party. As of March 31, 2021, the Company's operating lease right of use asset and operating lease liability totaled $713,158 and $713,023, respectively. A weighted average discount rate of 10% was used in the measurement of the right of use asset and lease liability. As the rate implicit in the lease is not readily determinable, the Company's incremental collateralized borrowing rate is used to determine the present value of lease payments. This rate gives consideration to the applicable Company collateralized borrowing rates and is based on the information available at the commencement date. The Company has elected to apply the short-term lease measurement and recognition exemption to leases with an initial term of 12 months or less; therefore, these leases are not recorded on the Company’s Consolidated Balance Sheet, but rather, lease expense is recognized over the lease term on a straight-line basis.

The Company's operating leases have remaining lease terms between one year to two years, with a weighted average lease term of 1.15 years at March 31, 2021. Some leases include multiple year renewal options. The Company’s decision to exercise these renewal options is based on an assessment of its current business needs and market factors at the time of the renewal. Currently, the Company has no leases for which the option to renew is reasonably certain and therefore, options to renew were not factored into the calculation of its right of use asset and lease liability as of March 31, 2021. These operating leases also have a weighted average discount rate of 10% at March 31, 2021.

The following is a schedule of the Company's operating lease liabilities by contractual maturity as of March 31, 2021:

Fiscal year ending September 30, 2021 (six months remaining)	$335,094
Fiscal year ending September 30, 2022	420,931
Total Lease Payments	756,025
Less: imputed interest	(43,002)
Total present value of lease liabilities	$713,023

Total operating lease costs of $ 208,536 and $48,459 for the six months ended March 31, 2021 and 2020, respectively, were included as part of administrative expense.

The Company has financing leases in relation to the equipment used at its data center. The following is a schedule of the Company’s financing lease liabilities by contractual maturity as of March 31, 2021:

Fiscal year ending September 30, 2021 (six months remaining)	$208,818
Fiscal year ending September 30, 2022	417,636
Fiscal year ending September 30, 2023	325,100
Fiscal year ending September 30, 2024	128,089
Fiscal year ending September 30, 2025	12,320
Thereafter	1,854
Total Lease Payments	1,093,817
Less: imputed interest	(141,284)
Total present value of lease liabilities	$952,533

These financing leases have a weighted average lease term of 3.13 years and a weighted average discount rate of 10.0% at March 31, 2021.

10. RELATED PARTY TRANSACTIONS

Zachary Bradford – Chief Executive Officer and Director

During the six months ended March 31, 2021, the Company paid Blue Chip Accounting, LLC (“Blue Chip”) $90,365 for accounting, tax, administrative services and reimbursement for office supplies. Blue Chip is 50% beneficially owned by Mr. Bradford. None of the services were associated with work performed by Mr. Bradford. The services consisted of bookkeeping, accounting, and administrative support assistance. The Company also sub-leases office space from Blue Chip (see Note 15 for additional details). During the six months ended March 31, 2021, $9,150 was paid to Blue Chip for rent.

Matthew Schultz - Chairman of the Board

The Company entered into an agreement on November 15, 2019 with an organization to provide general investor relations and consulting services that Mr. Schultz is affiliated with. The Company paid the organization $49,500 in fees plus $176,000 in expense reimbursements for the six months ended March 31, 2020. The agreement was terminated in March 2020.

11. STOCKHOLDERS EQUITY

Overview

The Company’s authorized capital stock consists of 50,000,000 shares of common stock and 10,000,000 shares of preferred stock, par value $0.001 per share. As of March 31, 2021, there were 33,874,152 shares of common stock issued and outstanding, and 1,750,000 shares of preferred stock issued and outstanding.

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

On March 16, 2021, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Nevada Secretary of State to increase its authorized shares of common stock to 50,000,000.

Common Stock issuances during the six months ended March 31, 2021

The Company issued 4,444,445 shares of the Company’s common stock in connection with its underwritten equity offering at a price of $9.00 per share for net proceeds of $37.05 million.

The Company issued 236,000 shares of common stock as settlement of accrued bonus compensation related to the year ended September 30, 2020. The fair value of these shares is $1.9 million and was fully expensed for in the prior year. The Company issued 222,725 shares of common stock for the current year related to bonus compensation. The fair value of these shares is $1.07 million and $582 thousand has been expensed during the six months ended March 31, 2021.

The Company issued 1,618,285 shares of common stock in relation to the acquisition of ATL (See Note 3 for additional details.)

The Company issued 43,749 shares of common stock for services rendered for a total fair value of $576 thousand and has been fully expensed during the six months ended March 31, 2021.

The Company issued 339,035 shares of common stock in relation to the exercise of stock options and warrants. (See Notes 12 and 13 for additional details.)

The Company issued 477,703 shares of common stock in relation to the acquisition of SWS (See Note 3 for additional details.)

The Company issued 18,392 restricted stock units for a total fair value of $510,000 of common shares to certain SWS employees as part of the transaction to incentivize the employees for retention purposes. These restricted stock units vest over a period of one year and we have expensed $42,500 during the six months ended March 31, 2021.

The Company issued 9,090,910 shares of the Company’s common stock in connection with its underwritten public equity offering at a price of $22.00 per share for net proceeds of $187.2 million.

Common stock returned during the six months ended March 31, 2021

As a result of an adjustment of holdback shares to actual milestones earned in relation to the p2k acquisition, 8,072 shares were returned and cancelled. (See Note 3 for additional details.)

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

We accrued $177,505 in preferred stock dividends payable for the three months ended March 31, 2021.

12. STOCK WARRANTS

The following is a summary of stock warrant activity during the six months ended March 31, 2021.

	Number of Warrant Shares	Weighted Average Exercise Price
Balance, September 30, 2020	1,299,065	$21.78
Warrants granted	—	—
Warrants expired	—	—
Warrants canceled	—	—
Warrants exercised	243,196	11.08
Balance, March 31, 2021	1,055,869	$24.16

During the six months ended March 31, 2021, a total of 166,396 shares of the Company’s common stock were issued in connection with the exercise of 166,396 common stock warrants at exercise prices ranging from $3.36 and $20.00, for a total consideration of $2,774,812.

On March 31, 2021, a total of 74,437 shares of the Company’s common stock were issued in connection with the cashless exercise of 76,800 common stock warrants at exercise prices ranging from $0.83 to $3.67.

As of March 31, 2021, the outstanding warrants have a weighted average remaining term of was 0.77 years and an intrinsic value of $6,073,392.

As of March 31, 2021, there are warrants exercisable to purchase 1,048,012 shares of common stock in the Company and 7,857 unvested warrants outstanding that cannot be exercised until vesting conditions are met. 858,699 of the warrants require a cash investment to exercise as follows, 2,500 require a cash investment of $8.00 per share, 439,865 require a cash investment of $15.00 per share, 103,000 require a cash investment of $25.00 per share, 200,000 require an investment of $35.00 per share, 10,000 require an investment of $40.00 per share, 60,000 require an investment of $50.00 per share, 38,333 require a cash investment of $75.00 per share and 5,000 require a cash investment of $100.00 per share. 197,170 of the outstanding warrants contain provisions allowing a cashless exercise at their respective exercise prices.

13. STOCK OPTIONS

The Company sponsors a stock-based incentive compensation plan known as the 2017 Incentive Plan (the “Plan”), which was established by the Board of Directors of the Company on June 19, 2017. On October 7, 2020, the Company executed a first amendment to the Plan to increase its share pool from 300,000 to 1,500,000 shares of common stock. As of March 31, 2021, there were 461,767 shares available for issuance under the Plan.

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

The following is a summary of stock option activity during the six months ended March 31, 2021.

	Number of Option Shares	Weighted Average Exercise Price
Balance, September 30, 2020	277,948	$6.34
Options granted	298,500	9.03
Options expired	11,511	8.65
Options cancelled	—	—
Options exercised	98,202	5.82
Balance, March 31, 2021	466,735	$8.11

As of March 31, 2021, there are options exercisable to purchase 338,191 shares of common stock in the Company. As of March 31, 2021, the outstanding options have a weighted average remaining term of was 2.43 years and an intrinsic value of $7,345,720.

Option activity for the six months ended March 31, 2021

During the six months ended March 31, 2021, a total of 98,202 shares of the Company’s common stock were issued in connection with the exercise of 98,202 common stock options at exercise prices ranging from $4.65 and $24.40, for a total consideration of $571,747.

During the six months ended March 31, 2021, the Company issued 298,500 options with a total fair value of $2,696,715 to purchase shares of common stock to employees. The Company offset $953,125 of stock compensation expense against bonuses accrued during the prior year. The shares were granted at quoted market prices ranging from $7.55 to $34.67 and were valued at issuance using the Black Scholes model.

The Black-Scholes model utilized the following inputs to value the options granted during the six months ended March 31, 2021:

Fair value assumptions – Options:	March 31, 2021
Risk free interest rate	0.18-0.22%
Expected term (years)	3
Expected volatility	167%-172%
Expected dividends	0%

During the six months ended March 31, 2021 and 2020, the Company recognized of $1,163,401and $716,740 of stock compensation expense respectively. As of March 31, 2021, the Company expects to recognize $742,865 of stock-based compensation for the non-vested outstanding options over a weighted-average period of 1.01 years.

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

14. COMMITMENTS AND CONTINGENCIES

Office leases

Utah Corporate Office

On November 22, 2019, the Company entered into a lease to relocate the corporate office to 1185 South 1800 West, Suite 3, Woods Cross, UT 84047. The agreement calls for the Company to make payments of $2,300 in base rent per month through February 28, 2021. The lease renewed and is on an annual basis through February 28, 2022.

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

Atlanta Offices

The Company assumed ATL’s lease agreement entered into on June 6, 2020 at 2380 Godby Road, Atlanta GA 30349. The agreement calls for $52,958 per month in base rent through June 4, 2022.

Contingent consideration

On August 31, 2020, the Company acquired GridFabric. Pursuant to the terms of the purchase agreement, additional shares of the Company’s common stock valued at up to $750,000 will be issuable if GridFabric achieves certain revenue and product release milestones.

On February 24, 2021, the Company acquired SWS. Pursuant to the terms of the purchase agreement, additional cash consideration of $2,500,000 will be payable if Solar Watt Solutions achieves certain revenue milestones.

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

For a description of our material pending legal proceedings, please see Part II, Item I of this Quarterly Report on Form 10Q.

15. MAJOR CUSTOMERS AND VENDORS

For the six months ended March 31, 2021 and 2020, the Company had the following customers that represented more than 10% of our sales.

	March 31, 2021	March 31, 2020
Customer A	10.3%	55.5%
Customer B	—	24.4%

For the three months ended March 31, 2021 and 2020, the Company had the following suppliers that represented more than 10% of our direct material costs. Internally developed product costs and labor for services rendered are excluded from the calculation.

	March 31, 2021	March 31, 2020
Vendor A	34.62%	92.27%

16. SEGMENT REPORTING

We disclose segment information that is consistent with the way in which management operates and views the business. Our operating structure contains the following reportable segments:

Energy Segment – Consisting of our CleanSpark, LLC, CleanSpark Critical Power Systems, Inc., GridFabric, and SWS. lines of business, this segment provides services, equipment, and software to the energy industry.

Digital Agency Segment – p2k provides design, software development, and other technology-based consulting services.

Digital Currency Mining Segment – Consisting of ATL and CleanBlok, LLC, this segment mines digital currency assets, namely Bitcoin.

	Three Months Ended March 31, 2021

	Energy	Digital Agency	Digital Currency Mining	Inter-segment	Consolidated

Revenues	$1,103,368	$425,881	$6,715,792	$(125,353)	$8,119,688

Total cost and expenses	10,327,198	(197,048)	611,863	(125,353)	10,616,660

Income/(loss) from operations	(9,223,830)	622,929	6,103,929	—	(2,496,972)

Capital expenditures	12,565	972	9,025,392	—	9,038,929

Depreciation and amortization	$844,018	$285,718	$987,436	—	$2,117,172

	Three Months Ended March 31, 2020

	Energy	Digital Agency	Digital Currency Mining	Inter-segment	Consolidated

Revenues	$3,426,424	$296,530	$—	$(64,671)	$3,658,283

Total cost and expenses	5,750,335	244,671	—	(64,671)	5,930,335

Income/(loss) from operations	(2,323,911)	51,859	—	—	(2,272,052)

Capital expenditures	15,463	—	—	—	15,463

Depreciation and amortization	$645,484	$69,521	$—	—	$715,005

	Six Months Ended March 31, 2021

	Energy	Digital Agency	Digital Currency Mining	Inter-segment	Consolidated

Revenues	$2,327,990	$807,207	$7,449,202	$(207,141)	$10,377,258

Total cost and expenses	18,181,086	179,863	890,520	(207,141)	19,044,328

Income/(loss) from operations	(15,853,096)	627,334	6,558,682	—	(8,667,070)

Capital expenditures	27,740	4,879	9,025,392	—	9,058,011

Depreciation and amortization	$1,592,357	$362,126	$1,271,780	—	$3,226,263

	Six Months Ended March 31, 2020

	Energy	Digital Agency	Digital Currency Mining	Inter-segment	Consolidated

Revenues	$4,403,247	$296,530	$—	$(64,670)	$4,635,107

Total cost and expenses	9,718,619	244,671	—	(64,470)	9,898,620

Income/(loss) from operations	(5,315,372)	51,859	—	—	(5,263,513)

Capital expenditures	24,910	0	—	—	24,910

Depreciation and amortization	$1,311,548	$69,521	$—	—	$1,381,069

	March 31, 2021

	Energy	Digital Agency	Digital Currency Mining	Consolidated

Accounts Receivable	$1,436,435	$319,687	$—	$1,756,122

Goodwill	$16,975,703	$939,853	$14,119,003	$32,034,559

Total Assets	$232,380,406	$2,546,822	$57,685,368	$292,612,596

	September 30, 2020

	Energy	Digital Agency	Digital Currency Mining	Consolidated

Accounts Receivable	$919,500	$127,854	$—	$1,047,353

Goodwill	$4,926,253	$977,388	$—	$5,903,641

Total Assets	$20,212,873	$2,127,190	$—	$22,340,063

17. SUBSEQUENT EVENTS

On April 1, 2021, the Company issued 7,144 shares of common stock in connection with a Common Stock warrant exercise at an exercise price of $15.00 per share. The Company received $107,160 as a result of the issuance.

During April 2021, the Company received approximately 900 S19 pro mining servers against the orders it placed during the months of March and April 2021.

On April 2, April 6, April 9, April 14, and April 29, 2021 the  Company entered into agreements with cryptocurrency mining equipment suppliers to purchase an aggregate of approximately 23,900 mining servers for an aggregate purchase price of $192,307,550.   We paid $90,164,750 towards these miner purchases in April 2021.

On April 16, 2021, as more specifically described in that certain Current Report on Form 8-K filed by the Company with the SEC on April 16, 2021, at the recommendation of the Company’s Compensation Committee, the Company’s board of directors approved certain executive compensation matters with key executives Zachary Bradford, Lori Love and S. Matthew Schultz (the “Executives”). Specifically, amendments to the employment agreements of the Executives were approved which provided (i) an additional cash bonus incentive for Ms. Love based on the Company achieving certain annual gross revenues plus realized gains/losses for the current fiscal year, (ii) the addition of non-cash components to the base salaries of Mr. Bradford and Mr. Schultz in the form of certain monthly payments of Bitcoin, and (iii) additional cash and equity bonus incentives for Mr. Bradford and Mr. Schultz based on the Company achieving certain annual gross revenues plus realized gains/losses in the current fiscal year as well as certain market capitalization milestone targets for the current fiscal year. Additionally, the Executives received (i) one-time cash incentive bonuses, (ii) one-time grants of fully vested RSUs and (iii) option grants to acquire shares of common stock that vest over 36 months.

Certain of the additional equity incentive grants set forth above will be granted to the extent there are available shares under the Company’s 2017 Equity Incentive Plan (the “Plan”) with any remaining equity grants to be granted when the Company obtains shareholder approval to increase the shares available under the Plan.

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

In addition, following our acquisition of Solar Watt Solutions, Inc. (“Solar Watt”) in February 2021, we are in the process of developing our mVoult platform, which we expect will be a proprietary platform that would enable integration and optimization of solar, energy storage and back-up generators for residential applications.

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

Distributed Energy Management and Microgrid Industry

Integral to our business is our Distributed Energy Management (or “DER”) business. The main assets of our DER business include our proprietary software systems (“Systems”) and our engineering and methodology trade secrets. The distributed energy systems and microgrids that utilize our Systems are capable of providing secure, sustainable energy with significant cost savings for energy customers. Through the Systems, customers are able to design, engineer, and then efficiently communicate with and manage renewable energy generation, storage and consumption. By having autonomous control over the multiple facets of energy usage and storage, customers are able to reduce their dependency on utilities, thereby keeping energy costs relatively constant over time. The overall aim is to transform energy consumers into intelligent energy producers that supply and manage power in a manner that avoids interruptions.

Around the world, aging energy grids are becoming unstable and unreliable due to increases in loads and the widespread lack of new large-scale generation facilities. This inherent instability in existing energy grids is compounded by pressure to integrate a growing number and variety of renewable but intermittent energy generation assets and advanced technologies into outdated electrical grid systems. Simultaneously, defense installations, industrial complexes, communities, campuses and other aggregators across the world are turning to virtual power plants and microgrids as a means to decrease their reliance on existing energy grid, reduce utility costs, utilize cleaner power and enhance energy security and surety.

The convergence of these factors has created, and is expected to continue to create significant opportunities in the power supply optimization and energy management industry. Efficiently operating and managing the distributed energy management systems and microgrids of tomorrow, while maximizing the use of sustainable energy to produce affordable, stable, predictable and reliable power on a large scale, is a significant opportunity that early-movers can leverage to capture a large share of this emerging global industry.

A microgrid is comprised of any number of energy generation, energy storage, and smart distribution assets that serve a single or multiple load, both connected to the utility grid and “islanded,” separate from the utility grid. In the past, distributed energy management systems and microgrids have consisted of off-grid generators organized with controls to provide power where utility lines cannot run. Today, modern distributed energy management systems and microgrids integrate renewable energy generation systems (REGS) with advanced energy storage devices and interoperate with the local utility grid. Advanced autonomous cyber-secure microgrid controls relay information between intelligent hardware and servers to make decisions in real-time that deliver optimum power where it is needed, when it is needed.

mPulse Software Suite

mPulse is a modular platform that provides intelligent control of a Microgrid based on a system’s operational goals, energy assets and forecasted energy load and generation. mPulse performs high-frequency calculations, threshold-based alarming, execution of domain-specific business rules, internal and external health monitoring, historical data persistence, and system-to-operator notifications. The modular design of mPulse increases system flexibility and extensibility. In addition, the deployment of the mPulse system follows a security-conscious posture by deploying hardware-based firewalls as well as encryption across communication channels. mPulse allows configuration for site-specific equipment and operation and provides a clean, informative user interface to allow customers to monitor and analyze the data streams that describe how their microgrid is operating.

Our mPulse software also serves as an integrated distributed energy management control platform that seamlessly integrates and controls all forms of energy generation with energy storage devices to provide energy security in real time, free of cyber threats to service facility loads. As a DER system, mPulse is able to interoperate with the local utility grid and bring users the ability to choose when to buy or sell power to and from the utility grid. mPulse is designed and intended for commercial, industrial, defense, campus and residential users and ranges in capacity from 4 kilowatts to 100 megawatts and beyond.

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

mVoult — Residential Platform

mVoult is a smart power system that is under development and is expected to provide a single solution for resilient, reliable and cost-effective energy for residential properties of all sizes. Our systems will be able to be configured to a homeowner’s needs upon installation, with flexibility for future expansion.

Our mVoult software will direct microgrid system operations to manage solar, battery, and utility power. It will be capable of providing resilient, sustainable and low-cost energy for a residential microgrid, allowing a home to stay powered during utility outages or during events, such as fires and natural disasters, when a utility may otherwise shut down or be unable to provide service.

Microgrid Value Stream Optimizer (mVSO)

Our Microgrid Value Stream Optimizer (mVSO) software platform provides a robust distributed energy and microgrid system modeling solution. mVSO takes utility rate data and load data for our customers’ sites and helps automate the sizing and analysis of potential microgrid solutions, as well as providing a financial analysis around each grid configuration. mVSO uses historical data to generate projected energy performance of generation assets and models the way in which energy storage responds to varying operational modes and command logics based upon predicted generation and load curves. mVSO analyzes multiple equipment combinations and operational situations to determine the optimal configuration for a customer’s site based on factors, including, among others, the financial and economic results, equipment outlay and utility cost savings, to arrive at payback and internal rate of return values. This ultimately provides our customers with data to design a distributed energy and/or microgrid system that will meet the customers’ performance benchmarks. The mVSO also provides users with business development and proposal generation tools to more efficiently present the results to end-customers.

Critical power switchgear and hardware solutions — CleanSpark Critical Power Systems

Through our wholly-owned subsidiary, CleanSpark Critical Power Systems, Inc., we provide parallel switchgear, automatic transfer switches and related control and circuit protective equipment solutions for commercial, industrial, defense, campus and residential users. We utilize Pioneer Power Solutions, Inc. for contract manufacturing of our parallel switchgear, automatic transfer switches and related control and circuit protective equipment.

OpenADR and communication protocol software solutions — GridFabric

Through our wholly-owned subsidiary, GridFabric, LLC, (“GridFabric”) we offer Open Automated Demand Response (or OpenADR) solutions to commercial and utility customers. We provide middleware software solutions for utilities and IoT products that manage energy loads. OpenADR 2.0b is now the basis for the standard to be developed by the International Electrotechnical Commission, which is an organization that prepares and publishes international standards for all electrical, electronic and related technologies. Our core products in this area of our business are Canvas and Plaid.

Canvas is an OpenADR 2.0b Virtual Top Node (or VTN) built for testing and managing Virtual End Nodes (or VENs) that pilot and run load shifting programs. Canvas is offered to customers in the cloud as a software as a service (SaaS) solution or as a licensed software.

Plaid

Plaid is a licensed software solution that allows any internet-connected product that uses energy (i.e., solar, storage & inverters, demand response, electric vehicle charging, lighting, industrial controls and building management systems) to add load shifting capabilities by translating load shifting protocols into their existing application programing interface (or API). Companies that implement Plaid receive a Certified OpenADR 2.0b Virtual End Node upon completion of the implementation process.

Bitcoin Mining — ATL Data Centers and CleanBlok

Through our wholly-owned subsidiaries, ATL Data Centers LLC (“ATL”) and our recently-formed subsidiary, CleanBlok, LLC, we mine bitcoin.

Bitcoin was first introduced in 2008 with the goal of serving as a means of exchanging and storing value. Bitcoin is a new form of digital currency that depends upon a consensus-based network and a public ledger called a “blockchain,” which contains a record of every bitcoin transaction ever processed. The bitcoin network was the first decentralized peer-to-peer payment network powered by those users participating in the consensus protocol, with no central authority or middlemen, that has wide network participation. The authenticity of each bitcoin transaction is protected through digital signatures that correspond with addresses of users that send and receive bitcoin. Users have full control over remitting bitcoin from their own sending addresses. All transactions on the bitcoin blockchain are transparent, allowing those running the appropriate software to confirm the validity of each transaction. In order to be recorded on the blockchain, each bitcoin transaction is validated through a proof-of-work consensus method, which entails solving complex mathematical problems to validate transactions and post them on the blockchain, which is often called “mining.” For successfully solving the problems and providing computing power to the network, the computer is rewarded with bitcoins, both in the form of newly-created bitcoins and fees in bitcoin.

Factors such as access to computer processing capacity, interconnectivity, electricity cost, environmental factors (such as cooling capacity) and location play an important role in mining. Our current facilities are capable of producing an over 300 PH/s in hash rate capacity. In cryptocurrency mining, “hash rate” is a measure of the processing capacity and speed by a mining computer to mine and process transactions on the bitcoin network. Our activities in this area, in addition to generating revenue in the form of bitcoin, creates an advantageous business opportunity for us to operate a full-scale, demonstration facility of our energy-related products and solutions. We plan to deploy our energy technologies and trade secrets in our bitcoin mining operations with the goal of maximizing energy savings, expanding total power capacity, providing resilient electricity, and reducing greenhouse gas emissions. We anticipate that implementing this strategy will involve the design and installation of multiple microgrids at the ATL Data Center facility. We are in the process of actively expanding this aspect of our business and are working toward expanding our hash rate capacity, with the goal of exceeding 1.0 EH/s in hash rate capacity in fiscal year 2021.

As a result of our mining operations, we acquire bitcoin, and, while we have to date retained a significant portion of the bitcoin from our mining operations (typically maintaining the bitcoin at a digital asset exchange), we have sold, and may from time to time sell, bitcoin from our inventory. We do not currently plan to engage in regular trading of bitcoin (other than as necessary to convert our bitcoin to U.S. dollars) or to engage in hedging activities related to our holding of bitcoin; however, our decisions to hold or sell bitcoin at any given time may be impacted by the bitcoin market, which has been historically characterized by significant volatility. Currently, we do not use a formula or specific methodology to determine whether or when we will sell bitcoin that we hold, or the number of bitcoins we will sell. Rather, decisions to hold or sell bitcoins in our inventory are currently determined by individuals analyzing forecasts and monitoring the market in real time.

As with many new and emerging technologies, our bitcoin mining activities present potentially significant risks to our business. Businesses (including ours) that seek to develop, promote, adopt, transact or rely upon blockchain technologies and bitcoin may have a limited track record and operate within novel and developing environments. These risks are not only related to the businesses we are pursuing, but also the industry as a whole and the concept behind blockchain and cryptocurrency as value creation. In addition, our holding and selling of bitcoin may subject us to additional risks, including the possibility that our activities may become subject to additional regulation or regulatory scrutiny.

Energy system integration and installation — Solar Watt Solutions

Following our acquisition of Solar Watt Solutions, Inc. in February 2021, we provide solar and alternative energy solutions for homeowners and commercial businesses in Southern California. These energy solutions include implementation and installation services for solar panels, energy storage and electric vehicle charging station systems. Solar Watt has historically been focused on serving the communities throughout California, and we intend to work to further expand those services to other regions outside of Southern California. Through these efforts, we expect to leverage those services and capacities to further expand our residential and commercial initiatives, including our mVoult product line for residential microgrids and our mPulse product line for commercial microgrids.

Digital Agency Products and Services — p2kLabs

Through our wholly-owned subsidiary, p2kLabs, Inc., we provide a suite of digital services from creative design to technical development for products and services through the entire product/service lifecycle. Such services are provided through “labs,” with each lab containing its own unique offering, including design, marketing/digital content, engineering and SalesForce development, and strategy services.

Legacy Gasifier Business

We own patented gasification technologies that convert any organic material into synthesis gas (“SynGas”). Our patents protect our gasification technology and process for using feedstock comprising gaseous fuel. Our patented process involves the grinding, drying, separating, mixing, and then pelletizing of solid waste. These pellets constitute the feedstock for the gasifier. Gasifying feedstock using our technology converts waste and organic material into SynGas, which can then be converted into multiple forms of fuel for power plants, motor vehicles, jets, duel-fuel diesel engines, gas turbines, and steam boilers and as feedstock for the generation of DME (Di-Methyl Ether). The SynGas produced is mostly hydrogen and carbon monoxide, which are primary building blocks for many fuels and chemicals. SynGas is sufficiently clean that, if processed directly, it generally does not require costly hot-gas cleanup.

Our gasification technologies and prototype will require additional testing to further establish their commercial capability of producing large volumes of clean, renewable energy from any carbon compound (municipal solid waste (MSW), coal, sewage sludge) into clean SynGas. Our prototype gasifier is still under development and a commercially viable gasifier is not expected to be viable for sale until we expend additional resources on its testing and development. A third-party consulting firm has independently tested the gasifier’s performance and certified the results of its performance. Upon completion of the testing, an initial white paper was published outlining the results and suggested improvements for commercialization. We anticipate that the investment to complete these improvements would be approximately $500,000. Upon completion of the improvements, we would be required to conduct an extended test run with an independent third party to verify the results needed to prove its commercial viability, at which time we could begin to actively market our gasifier units. We do not anticipate deploying significant resources on the gasification business at this time. As opportunities arise, we may utilize the gasification assets and intellectual properties through licensing or sales agreements.

At this time, we are not engaged in any negotiations to sell or license our gasifier products to any customers.

 Government Regulation

As described above, following our acquisition of ATL Data Centers in December 2020, we are engaged in the business of mining and selling bitcoin. As a result, we may become subject to government regulation of blockchain and cryptocurrency, including bitcoin, which has been developing rapidly in the United States federal government through a number of federal agencies and regulatory bodies, as well as in other countries by similar entities. State government regulations also may apply to our current operations and activities as well as other activities in which we participate or may participate in the future. Furthermore, transnational organizations and semi-governmental agencies have shown an interest in regulating or investigating companies engaged in the blockchain or cryptocurrency business. We expect regulation in this space to continue to evolve.

These and other regulations, including regulations that may become applicable to our business in the future, may substantially change in the future, and it is presently not possible to know how or when any such regulations will apply to our businesses. We may also become subject to new laws and further regulation by the SEC and other agencies. Various bills have been proposed in Congress related to the industries in which we operate, which, if adopted, may have a significant impact on us. For additional discussion regarding our beliefs about the potential risks existing and future regulation as well as other conditions pose to our business, see the “Risk Factors” section below and in the documents incorporated by reference therein.

Results of operations for the three months ended March 31, 2021 and 2020

Revenues

Revenues increased to $8,119,688 during the three months ended March 31, 2021, as compared with $3,658,283 in revenues for the same period ended 2020 primarily due to revenues from our digital agency and digital currency mining segments.

Loss from Operation

Our cost and expenses were $10,616,660 for the three months ended March 31, 2021, resulting in loss from operations of ($2,496,972), as compared with cost and expenses of $5,930,335 for the three months ended March 31, 2020, resulting in loss from operations of $(2,272,052).

The decrease in our cost of revenues for the three months ended March 31, 2021 was mainly the result of a decrease in manufacturing and hardware expenses.

Professional fees increased to $2,456,554 for the three months ended March 31, 2021, from $1,005,991 for the same period ended March 31, 2020. Our professional fees expenses for the three months ended March 31, 2021 consisted mainly of legal fees of $1,625,715, consulting fees of $469,029, external marketing fees of $206,923, and accounting, audit and review fees of $149,872. Our professional fees expenses for the three months ended March 31, 2020 consisted mainly of officers and directors’ consulting fees of $184,115, consulting fees of $286,903, and accounting, audit and review fees of $77,684 and stock-based compensation of $245,231.

Payroll expenses increased to $3,262,097 for the three months ended March 31, 2021, from $984,380 for the same period ended 2020. Our payroll expenses for the three months ended March 31, 2021 consisted mainly of salary and wages expense of $2,428,083 and employee stock-based compensation of $834,014. Our payroll expenses for the three months ended March 31, 2020 consisted mainly of salary and wages expense of $955,680 and employee stock-based compensation of $28,700.

General and administrative fees increased to $1,243,154 for the three months ended March 31, 2021, from $311,131 for the same period ended 2020. The increase in our general and administrative expenses for the three months ended March 31, 2021 consisted mainly as a result of an increase in our marketing expenses of $87,276, dues and subscriptions of $233,608, insurance expenses of $172,482, and rent expenses of $286,904. Our general and administrative expenses for the three months ended March 31, 2020 consisted mainly of travel expenses of $48,378, rent expenses of $27,141, insurance expenses of $50,785, dues and subscriptions of $117,671 and office expense of $10,755.

Depreciation and amortization expense increased to $2,117,172 for the three months ended March 31, 2021, from $715,005 for the same period ended 2020 mainly due to the depreciation expense related to the equipment used in the data center and digital currency miners.

We expect that our professional fees, payroll expenses, and general and administrative fees will increase in future quarters as we further implement our business plan. As we execute on customer contracts we may be required to hire and compensate additional personnel and support increased operational costs.

Other income (expenses)

Other income/(expenses) increased to $9,897,012 for the three months ended March 31, 2021, from ($3,543,046) for the same period ended March 31, 2020. Our other income for the three months ended March 31, 2021 consisted mainly of income related to the forgiveness of debt of $541,576, realized gain on sales of digital currency of $585,709, an unrealized gain on equity securities of $343,000, derivative gain of $8,400,629, and net interest income of $26,098. Our other (expenses) for the three months ended March 31, 2020 consisted mainly of an unrealized loss on equity securities of ($210,000), derivative loss of ($1,441,763) and interest expense of ($1,891,283).

Net Income/(Loss)

We recorded net income of $7,400,040 for the three months ended March 31, 2021, as compared with a net loss of ($5,815,098) for the same period ended March 31, 2020 mainly due to an increase in revenues and unrealized gains on equity and derivative securities.

Results of operations for the six months ended March 31, 2021 and 2020

Revenues

Revenues increased to $10,377,258 during the six months ended March 31, 2020, as compared with $4,635,107 in revenues for the same period ended 2020 primarily due to revenue from our Cryptocurrency mining.

Loss from Operation

Our cost and expenses were $19,044,328 for the six months ended March 31, 2021, resulting in loss from operations of ($8,667,070), as compared with cost and expenses of $9,898,620 for the six months ended March 31, 2020, resulting in loss from operations of ($5,263,513).

The decrease in our cost of revenues for the six months ended March 31, 2021 was mainly the result of a decrease in manufacturing and hardware expenses.

Professional fees increased to $4,169,277 for the six months ended March 31, 2021, from $2,522,578 for the same period ended March 31, 2020. Our professional fees expenses for the six months ended March 31, 2021 consisted mainly of legal fees of $2,856,077, consulting fees of $620,063, external marketing fees of $327,761, accounting, audit and review fees of $303,882. Our professional fees expenses for the six months ended March 31, 2020 consisted mainly of officers and directors’ consulting fees of $466,154, consulting fees of $755,858, and accounting, audit and review fees of $94,160 and stock-based compensation of $831,412. Professional fees increased in 2021 mainly as a result of increased legal fees.

Payroll expenses increased to $6,576,298 for the six months ended March 31, 2021, from $1,695,919 for the same period ended 2020. Our payroll expenses for the six months ended March 31, 2021 consisted mainly of salary and wages expense of $4,810,244 and employee stock-based compensation of $1,766,054. Our payroll expenses for the six months ended March 31, 2020 consisted mainly of salary and wages expense of $1,636,231 and employee stock-based compensation of $59,688.

General and administrative fees increased to $2,193,293 for the six months ended March 31, 2021, from $541,792 for the same period ended 2020.  The increase in our general and administrative expenses for the six months ended March 31, 2021 consisted mainly as a result of an increase in our marketing expenses of $688,662, dues and subscriptions of $405,600, insurance expenses of $244,641, rent expenses of $317,297, and bad debt expenses of $231,932. Our general and administrative expenses for the six months ended March 31, 2020 consisted mainly of travel expenses of $79,963, rent expenses of $48,459, insurance expenses of $93,686, dues and subscriptions of $169,038 and office expense of $21,200.

Depreciation and amortization expense increased to $3,226,263 for the six months ended March 31, 2021, from $1,381,069 for the same period ended 2020.

We expect that our operating expenses will increase in future quarters as we further implement our business plan. As we execute on customer contracts we may be required to hire and compensate additional personnel and support increased operational costs.

Other income (Expenses)

Other income/(expenses) increased to $8,899,580 for the six months ended March 31, 2021, from ($2,467,839) for the same period ended March 31, 2020. Our other income for the six months ended March 31, 2021 consisted mainly of income related to the forgiveness of debt of $541,576, realized gain on sales of digital currency of $635,627, an unrealized gain on equity securities of $269,500, derivative gain of $7,380,135, and net interest income of $72,742.  Our other (expenses) for the six months ended March 31, 2020 consisted mainly of an unrealized gain on equity securities of $158,868, derivative gain of $824,891 and interest expense of ($3,451,598).

Net Income/(Loss)

We recorded net income of $232,510 for the six months ended March 31, 2021, as compared with a net loss of ($7,731,352) for the same period ended March 31, 2020.

Liquidity and Capital Resources

As of March 31, 2021, we had total current assets of $178,459,063, consisting of cash, digital currency, accounts receivable, and prepaid expenses and other current assets, and total assets in the amount of $292,612,596. Our total current and total liabilities as of March 31, 2021 were $7,340,445 and $8,892,137 respectively. We had working capital of $171,296,123 as of March 31, 2021.

Operating Activities

Operating activities used $11,686,460 in cash for the six months ended March 31, 2021, as compared with $1,263,055 for the same period ended March 31, 2020. Our use of net cash in operating activities were primarily driven by gain on derivative asset of $7,380,135, realized gain on sale of digital currency of $635,627, and PPA loan forgiveness of $531,169, offset mainly by stock based compensation of $5,199,658, depreciation and amortization of $3,226,263, and bad debt provision of $231,932. Other components of our negative operating cash flow are the changes in operating assets and liabilities including increase in prepaid expenses and other current assets of $(1,130,741), decrease in accounts payable of ($2,890,270), increase in digital currency of ($7,449,202), increase in contract liabilities of $487,779, decrease in accounts receivable of $114,285, and increase in inventory of ($793,945). Our net loss of $7,731,352 was the main component of our negative operating cash flow for the six months ended March 31, 2020, offset mainly by unrealized gain on equity security of ($158,868), gain on derivative asset of ($824,891), depreciation and amortization of $1,381,069, amortization of debt discounts of $3,000,959, stock-based compensation of $910,200, and change in operating and assets and liabilities of $2,138,102.

Investing Activities

Investing activities used ($55,909,101) during the six months ended March 31, 2021, as compared with ($2,001,825) for the same period ended March 31, 2020. Our increase in deposits on mining equipment of 45,488,258 was the main component of our negative investing cash flow for the six months ended March 31, 2021. Our sale of digital currencies of $2,422,282, acquisition of ATL Data Centers, LLC of $45,783, acquisition of Solar Watt Solutions, Inc. of ($1,000,337), investment in infrastructure development of ($2,830,860), and purchase of property and equipment of ($9,058,011) were the main components of our investing cash flow for the six months ended March 31, 2021. Our acquisition of p2K of ($1,141,990) and investment in debt and equity securities of $(750,000) were the main components of our negative investing cash flow for the six months ended March 31, 2020.

Financing Activities

Cash flows received from financing activities during the six months ended March 31, 2021 amounted to $221,743,901, as compared with ($67,467) for the six months ended March 31, 2020. Our cash flows from financing activities for the six months ended March 31, 2021 consisted of repayments of ($5,865,476) on promissory notes, proceeds from exercise of warrants of $3,346,559, and proceeds from underwritten offerings of $224,262,818. Our negative cash flows from financing activities for the six months ended March 31, 2020 consisted of repayments of ($67,467) on promissory notes.

Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of our sales and marketing, the timing of new product introductions and the continuing market acceptance of our products and services.

Management believes that the Company has sufficient liquidity to satisfy its anticipated cash requirements for the next twelve months and beyond. The Company’s management prepares budgets and monitors the financial results of the Company as a tool to align liquidity needs to the recurring business requirements.

Off Balance Sheet Arrangements

As of March 31, 2021, there were no off-balance sheet arrangements.

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

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2021. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2021, our disclosure controls and procedures were not effective due to our recently acquired entity (i.e., ATL Data Centers LLC) in the process of adopting our internal controls and procedures.

 Changes in Internal Control over Financial Reporting

Other than remediation actions related to a previous material weakness in our internal controls, there has been no change in our internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to litigation, claims, investigations and audits arising from time to time in the ordinary course of our business.

CleanSpark, Inc. v. Discover Growth Fund, LLC

On August 5, 2020, the Company filed a verified complaint (the “Complaint”) in the Supreme Court of the State of New York against an investor (“Investor”). Among other things, the Complaint seeks: declaratory relief against Investor in response to Investor’s claim that a Form 8-K filed by the Company in relation to a July 20, 2020 securities purchase agreement (the “July 2020 SPA”) needed pre-approval by Investor prior to filing, and injunctive relief in response to conversion notices sent by Investor claiming trigger events and defaults arising out of the failure to obtain the Form 8-K pre-approval. The case was subsequently removed to the United States District Court for the Southern District of New York, which then determined that the parties’ agreements required a JAMS arbitrator sitting in the U.S. Virgin Islands to resolve the parties’ dispute over which of their agreements’ competing forum selection clauses was controlling, and that therefore the Court’s personal jurisdiction over Investor had not been established. While the New York action was pending, Investor filed a demand for arbitration with JAMS in the U.S. Virgin Islands, alleging breach of the Securities Purchase Agreement dated December 31, 2018, and the Purchase Agreement dated April 17, 2019 (the “Prior SPAs”) between Investor and the Company (the “Arbitration”) and seeking issuance of additional shares of the Company. The Company then filed a response to Investor’s claims, denying Investor’s claims and asserting counterclaims against Investor, and also filed for emergency injunctive relief in the Arbitration seeking, among other things, an order enjoining Investor from continuing to pursue certain remedies based on the allegations in the Arbitration between Investor and the Company. On September 21, 2020, the arbitrator granted the Company’s motion for emergency interim relief in the Arbitration.

On April 30, 2021, the Arbitrator granted in part the Company’s motion for partial summary judgment and denied the Investor’s motion for partial summary judgment, and ordered the following:

(i)       the July 2020 SPA is a fully merged and integrated agreement and its publicity clause supersedes the publicity clauses of the Prior SPAs between Company and Investor with respect to securities filings relating to the July 2020 SPA transaction;

(ii)       the Company had no obligation to allow the Investor to review and approve certain 8-K’s and 10-Q’s concerning the July 2020 SPA transaction and the purported failure to allow the Investor to review and approve such filings was not a breach of the Prior SPAs between the Company and Investor;

(iii)       the Company’s obligations under the parties’ prior debenture and note (the “Debenture” and “Note”) were discharged when the Investor fully converted those instruments on or before June 30, 2020;

(iv)       the subsequent delivery notices sent by the Investor were void ab initio and the Company no longer has any obligations under the Debenture and Note; and

(v)       the Investor’s claim for liquidated damages arising from the Company’s alleged failure to deliver conversion shares under the Debenture and Note was denied on the grounds that (1) the Investor’s right to issue delivery notices had expired, and the Company’s obligations under the Debenture and Note had been discharged prior to June 30, 2020, and (2) all the Investor’s delivery notices rely at least in part on the Company’s alleged breach of the Prior SPAs’ publicity clause with respect to securities filings relating to the July 2020 SPA transaction, a claim to which the Arbitrator ruled in the Company’s favor.

In so holding, the Arbitrator also denied, as a matter of law, the Investor’s claims for breach of contract (Counts 1 and 2) and its claim seeking specific performance of delivering additional shares (Count 4).

Certain claims remain for trial in the Arbitration and the ultimate outcome of this matter cannot be determined with certainty. As it has stated previously, the Company believes that claims raised by the Investor in and related to the Arbitration are without merit, and the Company intends to continue to both defend itself vigorously and to vigorously prosecute its counterclaims.

It is possible that actions related to this dispute with the Investor may yet be filed in the same or other forums. The Company does not intend to file further Current Reports on Form 8-K describing the additional lawsuits, or provide updates, except as required by law.

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

Item 1A. Risk Factors

Please carefully consider the information set forth in this Quarterly Report on Form 10-Q and the risk factors discussed in Part I, Item 1 A. of our Annual Report on Form 10-K for the year ended September 30, 2020, Part II, Item 1. A of our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2020, and the risk factors starting on page S-11 of our recent Prospectus Supplement filed on March 18, 2021 (the “Prospectus Supplement”), each of which is incorporated by reference in this Quarterly Report on Form 10-Q, which could materially affect our business, financial condition or future results. In evaluating our business, you should carefully consider the risk factors discussed in our Annual Report on Form 10-K, as updated by our subsequent filings under the Exchange Act and the Prospectus Supplement. The occurrence of any of the risks discussed in such filings, or other events that we do not currently anticipate or that we currently deem immaterial, could harm our business, prospects, financial condition and results of operations. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The information set forth below relates to our issuances of securities without registration under the Securities Act of 1933 during the reporting period which were not previously included in an Annual Report on Form 10-K, Quarterly Report on Form 10-Q, or Current Report on Form 8-K.

During the period commencing January 1, 2021 through March 31, 2021, the Company issued 19,429 shares of common stock as in relation to compensation for services.

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

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
10.1*	Non-Fixed Price Sales and Purchase Agreement between CleanSpark, Inc. and Bitmain Technologies Limited, executed April 15, 2021.
10.2*	Form of Hardware Purchase & Sales Agreement
10.3*	Form of Future Sales and Purchase Agreement
10.4*	Form of Agreement for Sale of Equipment
10.5*+	Amendment to Employment Agreement by and between CleanSpark, Inc. and Zachary K. Bradford, dated April 16, 2021.
10.6*+	Amendment to Employment Agreement by and between CleanSpark, Inc. and Lori Love, dated April 16, 2021.
10.7*+	Amendment to Employment Agreement by and between CleanSpark, Inc. and S. Matthew Schultz, dated April 16, 2021.
31.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101 INS	XBRL Instance Document
101 SCH	XBRL Schema Document
101 CAL	XBRL Calculation Linkbase Document
101 LAB	XBRL Labels Linkbase Document
101 PRE	XBRL Presentation Linkbase Document
101 DEF	XBRL Definition Linkbase Document

*	Filed herewith
**	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

+	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 6, 2021	By: /s/ Zachary K. Bradford Zachary K. Bradford Title: Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2021	By: /s/Lori L. Love Lori L. Love Title: Chief Financial Officer (Principal Financial and Accounting Officer)

