Form 10-Q
period 2021-06-30
CLEANSPARK, INC.
filed 2021-08-16
CIK 827876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2021

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

Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 35,591,268 shares as of August 13, 2021.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of June 30, 2021 (unaudited) and September 30, 2020;

F-2	Consolidated Statements of Operations for the three and nine months ended June 30, 2021 and 2020 (unaudited);

F-3	Consolidated Statements of Stockholders’ Equity for the three and nine months ended June 30, 2021 and 2020 (unaudited);

F-4	Consolidated Statements of Cash Flows for the nine months ended June 30, 2021 and 2020 (unaudited);

F-5	Notes to Consolidated Financial Statements (unaudited).

This report on Form 10-Q for the quarter ended June 30, 2021, should be read in conjunction with the Company's annual report on Form 10-K for the year ended September 30, 2020, filed with the Securities and Exchange Commission (“SEC”) on December 17, 2020.

The accompanying consolidated financial statements and footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2021 are not necessarily indicative of the results that can be expected for the full year.

3

CLEANSPARK, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2021	September 30, 2020
ASSETS
Current assets
Cash and cash equivalents	$22,209,870	$3,126,202
Accounts receivable, net	2,340,435	1,047,353
Contract assets	—	4,103
Inventory	4,040,407	—
Prepaid expense and other current assets	4,462,712	998,931
Digital currency	10,388,432	—
Derivative investment asset	7,434,630	2,115,269
Investment equity security	473,823	460,000
Investment debt security, AFS, at fair value	500,000	500,000
Total current assets	$51,850,309	$8,251,858

Property and equipment, net	64,753,143	117,994
Operating lease right of use asset	559,182	40,711
Capitalized software, net	850,113	976,203
Intangible assets, net	15,391,345	7,049,656
Deposits on mining equipment	125,855,501	—
Other long-term asset	6,431,664	—
Goodwill	31,797,564	5,903,641
Total assets	$297,488,821	$22,340,063

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$9,941,420	$4,527,037
Contract liabilities	596,873	64,198
Operating lease liability	76,467	41,294
Finance lease liability	345,257	—
Acquisition liability	300,000	—
Contingent consideration	650,000	750,000
Total current liabilities	$11,910,017	$5,382,529

Long-term liabilities
Loans payable	—	531,169
Operating lease liability, non-current	478,202	—
Dividends payable	177,505	—
Finance lease liability, non-current	527,483	—
Contingent consideration, non-current	2,600,000	—
Total liabilities	$15,693,207	$5,913,698

Stockholders' equity
Common stock: $0.001 par value; 50,000,000 shares authorized; 34,697,943 and 17,390,979 shares issued and outstanding as of June 30, 2021 and September 30, 2020, respectively	34,696	17,391
Preferred stock: $0.001 par value; 10,000,000 shares authorized; Series A shares; 2,000,000 authorized; 1,750,000 and 1,750,000 issued and outstanding as of June 30, 2021 and September 30, 2020, respectively	1,750	1,750
Additional paid-in capital	414,783,896	132,809,830
Accumulated deficit	(133,024,728)	(116,402,606)
Total stockholders' equity	281,795,614	16,426,365

Total liabilities and stockholders' equity	$297,488,821	$22,340,063

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEANSPARK, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

Revenues, net
Digital currency mining revenue	$8,649,440	$—	$16,098,643	$—
Energy hardware, software and services revenue	2,863,997	3,080,833	4,985,062	7,484,079
Other services revenue	402,628	357,841	1,209,616	589,702
Total revenues, net	11,916,065	3,438,674	22,293,321	8,073,781

Costs and expenses
Cost of revenues (exclusive of depreciation and amortization shown below)	3,848,817	2,852,062	6,728,014	6,609,324
Professional fees	2,047,654	709,367	6,216,931	3,231,945
Payroll expenses	11,830,196	996,555	18,406,494	2,692,474
General and administrative expenses	1,430,339	279,045	3,623,632	820,837
Impairment expense	3,720,481	—	3,720,481	—
Depreciation and amortization	3,656,757	745,244	6,883,020	2,126,313
Total costs and expenses	26,534,244	5,582,273	45,578,572	15,480,893

Loss from operations	(14,618,179)	(2,143,599)	(23,285,251)	(7,407,112)

Other income (expense)
Other income	1,441	20,000	543,017	20,000
Realized gain on sale of digital currency	36,438	—	672,065	—
Realized gain on sale of equity securities	105,908	—	105,908	—
Unrealized gain (loss) on equity security	(170,586)	(80,500)	98,914	78,368
Unrealized gain (loss) on derivative security	(2,060,774)	719,294	5,319,361	1,544,185
Interest income (expense), net	28,625	(7,066,496)	101,367	(10,518,094)
Total other income (expense)	(2,058,948)	(6,407,702)	6,840,632	(8,875,541)

Net loss	$(16,677,127)	$(8,551,301)	$(16,444,619)	$(16,282,653)

Preferred stock dividends	$—	$—	$177,505	$—

Net loss attributable to common shareholders	$(16,677,127)	$(8,551,301)	$(16,622,124)	$(16,282,653)

Loss per common share - basic	$(0.49)	$(0.77)	$(0.60)	$(2.32)

Weighted average common shares outstanding - basic	34,014,221	11,119,288	27,355,111	7,003,927

Loss per common share - diluted	$(0.49)	$(0.77)	$(0.60)	$(2.32)

Fully Diluted weighted average common shares outstanding	34,014,221	11,119,288	27,355,111	7,003,927

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEANSPARK, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

For the Nine Months ended June 30, 2021
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Balance, September 30, 2020	1,750,000	$1,750	17,390,979	$17,391	$132,809,830	$(116,402,606)	$16,426,365
Shares issued for services	—	—	501,437	501	3,011,133	—	3,011,634
Options and warrants issued for services	—	—	—	—	1,339,009	—	1,339,009
Shares issued for business acquisition	—	—	1,618,285	1,618	21,181,733	—	21,183,351
Exercise of options and warrants	—	—	115,385	116	192,540	—	192,656
Shares issued under underwritten offering, net of offering costs	—	—	4,444,445	4,445	37,045,160	—	37,049,605
Net loss	—	—	—	—	—	(7,167,530)	(7,167,530)
Balance, December 31, 2020	1,750,000	$1,750	24,070,531	$24,071	$195,579,405	$(123,570,136)	$72,035,090
Shares issued for services	—	—	19,429	19	71,478	—	71,497
Options and warrants issued for services	—	—	—	—	777,517	—	777,517
Shares issued for business acquisition	—	—	477,703	478	13,246,226	—	13,246,704
Exercise of options and warrants	—	—	223,650	223	3,153,680	—	3,153,903
Shares issued under underwritten offering, net of offering costs	—	—	9,090,910	9,091	187,204,122	—	187,213,213
Shares returned in relation to business acquisition	—	—	(8,072)	(8)	8	—	—
Preferred stock dividends accrued	—	—	—	—	—	(177,505)	(177,505)
Net income	—	—	—	—	—	7,400,040	7,400,040
Balance, March 31, 2021	1,750,000	1,750	33,874,151	33,874	400,032,436	(116,347,601)	283,720,459
Shares issued for services	—	—	112,486	112	2,712,813	—	2,712,925
Options and warrants issued for services	—	—	—	—	686,447	—	686,447
Exercise of options and warrants	—	—	48,310	48	384,955	—	385,003
Shares issued under ATM offering, net of offering costs	—	—	731,190	730	11,859,836	—	11,860,566
Shares returned in relation to business acquisition	—	—	(68,194)	(68)	(892,591)	—	(892,659)
Net loss	—	—	—	—	—	(16,677,127)	(16,677,127)
Balance, June 30, 2021	1,750,000	1,750	34,697,943	34,696	414,783,896	(133,024,728)	281,795,614

For the Nine Months Ended June 30, 2020
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Balance, September 30, 2019	1,000,000	$1,000	4,679,018	$4,679	$111,936,125	$(93,056,463)	$18,885,341
Shares issued for services	750,000	750	2,000	2	33,348	—	34,100
Options and warrants issued for services	—	—	—	—	602,169	—	602,169
Beneficial conversion feature and shares issued with convertible debt	—	—	187,100	187	(187)	—	—
Rounding shares issued for stock split	—	—	793	1	(1)	—	—
Net loss	—	—	—	—	—	(1,916,254)	(1,916,254)
Balance, December 31, 2019	1,750,000	1,750	4,868,911	4,869	112,571,454	(94,972,717)	17,605,356
Shares returned and cancelled	—	—	(30,000)	(30)	30	—	—
Options issued for business acquisition	—	—	—	—	88,935	—	88,935
Options and warrants issued for services	—	—	—	—	273,931	—	273,931
Shares issued under acquisition	—	—	95,699	96	444,904	—	445,000
Beneficial conversion feature and shares issued with convertible debt	—	—	810,505	810	(810)	—	—
Net loss	—	—	—	—	—	(5,815,098)	(5,815,098)
Balance, March 31, 2020	1,750,000	1,750	5,745,115	5,745	113,378,444	(100,787,815)	12,598,124
Shares issued for services	—	—	45,019	45	91,455	—	91,500
Options and warrants issued for services	—	—	—	—	169,932	—	169,932
Shares issued upon conversion of debt and accrued interest	—	—	10,333,373	10,334	14,039,666	—	14,050,000
Net income	—	—	—	—	—	(8,551,301)	(8,551,301)
Balance, June 30, 2020	1,750,000	1,750	16,123,507	16,124	127,679,497	(109,339,116)	18,358,255

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEANSPARK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	June 30, 2021	June 30, 2020
Cash Flows from Operating Activities
Net loss	$(16,444,619)	$(16,282,653)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	8,599,029	1,171,632
Impairment expense	3,720,481	—
Unrealized gain on equity security	(98,914)	(78,368)
Realized gain on sale of equity security	(105,908)	—
Realized gain on sale of digital currency	(672,065)	—
Digital currency issued for services	162,038	—
Amortization of operating lease right of use asset	271,715	33,000
Depreciation and amortization	6,883,020	2,126,313
Provision for bad debts	234,112	27,456
Gain on derivative asset	(5,319,361)	(1,544,185)
PPP loan forgiveness	(531,169)	—
Amortization of debt discount	—	9,022,759
Changes in operating assets and liabilities
Decrease (increase) in prepaid expenses and other current assets	(2,914,993)	808,354
Decrease in contract assets	4,103	57,077
Increase in ROU Asset	—	—
Increase (decrease) in contract liabilities, net	532,675	(349,908)
(Increase) in accounts receivable	(1,298,308)	(918,877)
Increase in accounts payable	3,699,298	2,347,566
(Increase) in digital currency	(16,098,643)	—
(Decrease) in lease liability	(272,123)	(32,281)
Increase in inventory	(3,978,257)	—
(Decrease) in due to related parties	—	(66,966)
Net cash used in operating activities	(23,627,889)	(3,679,081)

Cash Flows from investing
Increase in deposits on mining equipment	(125,855,501)	—
Proceeds from sale of equity securities	182,044	—
Proceeds from sale of digital currencies	2,499,757	—
Investment in infrastructure development	(6,431,664)	—
Purchase of fixed assets	(60,536,521)	(30,787)
Acquisition of ATL Data Center, net of cash received	45,783	—
Acquisition of p2KLabs, net of cash received	—	(1,141,990)
Acquisition of Solar Watt Solutions	(1,000,337)	—
Investment in capitalized software	—	(84,925)
Investment in debt and equity securities	—	(750,000)
Investment in Joint Venture	—	(660,000)
Net cash used in investing activities	(191,096,439)	(2,667,702)

Cash Flows from Financing Activities
Payments on promissory notes	(5,865,476)	(67,467)
Proceeds from promissory notes	—	531,169
Payments on finance leases	(181,475)	—
Proceeds from exercise of options and warrants	3,731,563	—
Proceeds from offerings, net	236,123,384	—
Net cash provided by financing activities	233,807,996	463,702

Net increase (decrease) in cash and cash equivalents	19,083,668	(5,883,081)

Cash and cash equivalents, beginning of period	3,126,202	7,838,857

Cash and cash equivalents, end of period	$22,209,870	$1,955,776

Supplemental disclosure of cash flow information
Cash paid for interest	$51,463	$11,010
Cash paid for tax	$—	$—

Non-cash investing and financing transactions
Day one recognition of right of use asset and liability	$554,979	$85,280
Right of use asset and liability written off due to lease termination	$603,700	$—
Shares issued for conversion of debt and accrued interest	$—	$14,054,876
Shares and options issued for business acquisition	$33,537,396	$533,935
Shares issued as collateral returned to treasury	$—	$30
Preferred stock dividends accrued	$177,505	$—
Cashless exercise of options/warrants	$74	$—

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

GridFabric, LLC

On August 31, 2020, the Company entered into a Membership Interest Purchase Agreement with GridFabric, LLC, (“GridFabric”), and its sole member, whereby the Company purchased all of the issued and outstanding membership units of GridFabric from its sole member. As a result of the transaction, GridFabric became a wholly owned subsidiary of the Company.

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

Through CleanSpark Critical Power Systems, Inc., we provide custom hardware solutions for distributed energy systems that serve government and commercial customers. The equipment is generally sold under negotiated fixed price contracts.

Through GridFabric, LLC, we provide Open Automated Demand Response (“OpenADR”) and other middleware communication protocol software solutions to commercial and utility customers.

Through Solar Watt Solutions, Inc., which we acquired in February 2021, we provide solar, energy storage, and alternative microgrid energy solutions for homeowners and commercial businesses in Southern California.

Digital Currency Mining Segment

We entered the Bitcoin mining industry through our acquisition of ATL Data Centers LLC in December 2020, and we have recently acquired additional equipment and infrastructure capacity in order to expand our Bitcoin mining operations.

We mine Bitcoin through ATL Data Centers LLC, and our recently formed subsidiary, CleanBlok, Inc.

Other business activities

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

Through our recently formed subsidiary CSRE Properties, LLC, we maintain real property holdings for ATL Data Centers LLC and CleanBlok Inc.

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

As shown in the accompanying unaudited consolidated financial statements, the Company incurred a net loss of $16,444,619 during the nine months ended June 30, 2021. While the company has experienced negative cash flows from operations, the Company has sufficient capital for ongoing operations from raising additional capital through the registered sale of equity securities pursuant to a registration statement on Form S-3. (See Notes 11 and 17 for additional details.) In addition, the Company is continuing to grow its business segments through which it expects to grow the working capital base. As of June 30, 2021, the Company had working capital of $39,940,292.

 Principles of Consolidation

The accompanying consolidated financial statements include the accounts of CleanSpark, Inc., and its wholly owned operating subsidiaries, CleanSpark, LLC, CleanSpark II, LLC, CleanSpark Critical Power Systems Inc., p2kLabs, Inc, GridFabric, LLC, ATL Data Centers LLC, CleanBlok, Inc., CSRE Properties, LLC and Solar Watt Solutions, Inc. All material intercompany transactions have been eliminated upon consolidation of these entities.

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

Revenues from digital currency mining

The Company has entered into a digital asset mining pool to provide computing power to the mining pool.  The contracts are terminable at any time by either party and the Company’s enforceable right to compensation only begins when the Company provides computing power to the mining pool operator. In exchange for providing computing power, the Company is entitled to a fractional share of the fixed cryptocurrency award the mining pool operator receives (less net digital asset transaction fees to the mining pool operator which are recorded as a component of cost of revenues), for successfully adding a block to the blockchain. The Company’s fractional share is based on the proportion of computing power the Company contributed to the mining pool operator to the total computing power contributed by all mining pool participants in solving the current algorithm. The transaction consideration the Company receives is noncash consideration, in the form of digital currency, which the Company measures at fair value on the date received.  The consideration is dependent on the number of digital assets mined on any given day. Fair value of the digital currency award received is determined using the spot price of the related digital currency at the time of receipt.

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

Contract assets represent revenue recognized in excess of amounts billed and include unbilled receivables (typically for cost reimbursable contracts) of $0 and contract work in progress (typically for fixed-price contracts) of $0 and $4,103 as of June 30, 2021 and September 30, 2020, respectively. Unbilled receivables, which represent an unconditional right to payment subject only to the passage of time, are reclassified to accounts receivable when they are billed under the terms of the contract. Advances that are payments on account of contract assets of $0 and $0 as of June 30, 2021 and September 30, 2020, respectively, have been deducted from contract assets. Contract liabilities represent customer deposits and amounts billed to clients in excess of revenue recognized to date. The Company recorded $596,873 and $64,198 in contract liabilities as of June 30, 2021 and September 30, 2020, respectively.

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

For the nine months ended June 30, 2021 and 2020, the Company reported revenues of $22,293,321 and $8,073,781, respectively.

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. There was $22,209,870 and $3,126,202 in cash and cash equivalents as of June 30, 2021 and September 30, 2020, respectively.

Digital Currency

Digital currencies are included in current assets in the consolidated balance sheets. Digital currencies are recorded at cost less impairment, and amounts held are accounted for as intangible assets with indefinite useful lives. An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value, which is measured using the quoted price of the digital currency at the time its fair value is being measured. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is not more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted.

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

The following table presents the activities of the digital currencies for the nine months ended June 30, 2021:

Amount
Balance at September 30, 2020	$—
Additions of digital currencies	16,098,643
Realized gain on sale of digital currencies	672,065
Sale of digital currencies	(2,499,757)
Digital currencies issued for services	(162,038)
Impairment loss	(3,720,481)
Balance at June 30, 2021	$10,388,432

Accounts receivable

Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms. The Company performs ongoing credit evaluation of its customers and management closely monitors outstanding receivables based on factors surrounding the credit risk of specific customers, historical trends, and other information. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded. Accounts receivable are presented net of an allowance for doubtful accounts of $695,688   and $42,970 at June 30, 2021, and September 30, 2020, respectively.

Retention receivable is the amount withheld by a customer until a contract is completed. Retention receivables of $0 and $615 were included in Accounts receivable, net as of June 30, 2021 and September 30, 2020, respectively.

Inventories

Inventories are stated at the lower of cost or net realizable value with cost being measured on a first-in, first-out basis. For solar panel and battery installations, the Company transfers component parts from inventories to cost of goods sold once installation is complete. The Company periodically reviews inventories for unusable and obsolete items based on assumptions about future demand and market conditions. Based on this evaluation, provisions are made to write inventories down to their net realizable value. The composition of inventory as of June 30, 2021 is as follows:

Inventory	Amount
Batteries and solar panels	3,033,075
Supplies and other materials	1,007,332
Balance at June 30, 2021	4,040,407

Investment securities

Investment securities include debt securities and equity securities. Debt securities are classified as available for sale (“AFS”) and are reported as an asset in the consolidated balance sheets at their estimated fair value. As the fair values of AFS debt securities change, the changes are reported net of income tax as an element of OCI, except for other-than-temporarily-impaired securities. When AFS debt securities are sold, the unrealized gains or losses are reclassified from OCI to non-interest income. Securities classified as AFS are securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as AFS would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company’s assets and liabilities, liquidity needs, decline in credit quality, and regulatory capital considerations.

Interest income is recognized based on the coupon rate and increased by accretion of discounts earned or decreased by the amortization of premiums paid over the contractual life of the security.

For individual debt securities where the Company either intends to sell the security or more likely than not will not recover all of its amortized cost, the other than temporary impairment is recognized in earnings equal to the entire difference between the security's cost basis and its fair value at the balance sheet date. For individual debt securities for which a credit loss has been recognized in earnings, interest accruals and amortization as well as accretion of premiums and discounts are suspended when the credit loss is recognized. Interest received after accruals have been suspended is recognized in income on a cash basis.

The Company holds investments in both publicly held and privately held equity securities. However, as described in Note 1, the Company primarily operates in the alternative energy sector and in the digital currency mining sector, and thus, it is not in the business of investing in securities.

Privately held equity securities are recorded at cost and adjusted for observable transactions for the same or similar investments of the issuer (referred to as the measurement alternative) or impairment. All gains and losses on privately held equity securities, realized or unrealized, are recorded through gains or losses on equity securities on the consolidated statement of operations.

Publicly held equity securities are based on fair value accounting with unrealized gains or losses resulting from changes in fair value reflected as unrealized gains or losses on equity securities in the consolidated statements of operations.

Concentration Risk

At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of FDIC limits. As of June 30, 2021, the cash balance in excess of the FDIC limits was $21,959,870. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in these accounts. The Company had one customer whose revenue individually represented 10% or more of the Company’s total revenue. (See Note 15 for details.)

Warranty Liability

The Company establishes warranty liability reserves to provide for estimated future expenses as a result of installation and product defects, product recalls, and litigation incidental to the Company’s business. Liability estimates are determined based on management’s judgment, considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, consultations with third party experts such as engineers, and discussions with the Company’s general counsel and outside counsel retained to handle specific product liability cases. The Company’s manufacturers and service providers currently provide substantial warranties between ten to twenty-five years with full reimbursement to replace and install replacement parts. Warranty costs and associated liabilities were $0 and $0 as of June 30, 2021 and September 30, 2020, respectively.

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

Earnings (loss) per share

The Company reports earnings (loss) per share in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 260-10 “Earnings Per Share,” which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. As of June 30, 2021 and June 30, 2020, there were 1,375,805  shares and 1,503,639 shares, respectively, issuable upon exercise of outstanding options and warrants, as well as 5,250,000 shares issuable upon preferred stock conversions, that were excluded from the current and prior period calculations of diluted net loss per share as their inclusion would have been anti-dilutive to the Company’s net loss.

Property and equipment

Property and equipment are stated at cost. Construction in progress is the construction or development of property and equipment that has not yet been placed in service for its intended use. Depreciation for equipment, buildings, and leasehold improvements commences once they are ready for its intended use. Land is not depreciated. Depreciation is calculated on a straight-line basis over the estimated useful life of the asset as follows:

Useful life
Building	30 years
Machinery and equipment	1 - 7 years
Mining equipment	3 - 15 years
Leasehold improvements	Shorter of estimated lease term or 5 years
Furniture and fixtures	1 - 5 years

Long-lived Assets

In accordance with the Financial Accounting Standards Board ("FASB") Accounts Standard Codification (ASC) ASC 360-10, "Property, Plant and Equipment," the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flow is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value. For the nine months ended June 30, 2021 and 2020, the Company did not record an impairment expense.

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

The Company reviews its indefinite lived intangibles and goodwill for impairment annually or whenever events or circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable. In accordance with its policies, the Company performed an assessment of indefinite lived intangibles and goodwill and determined there was no impairment for the nine months ended June 30, 2021 and 2020.

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

The following table presents the Company’s financial instruments that are measured and recorded at fair value on the Company’s balance sheets on a recurring basis, and their level within the fair value hierarchy as of June 30, 2021 and September 30, 2020, respectively:

Fair value measured at June 30, 2021:

	Amount	Level 1	Level 2	Level 3
Derivative asset	$7,434,630	$—	$—	$7,434,630
Investment in equity security	223,823	223,823	—	—
Investment in debt security	500,000	—	—	500,000
Total	$8,158,453	$223,823	$—	$7,934,630

Fair value measured at September 30, 2020:

	Amount	Level 1	Level 2	Level 3
Derivative asset	$2,115,269	$—	$—	$2,115,269
Investment in equity security	210,000	210,000	—	—
Investment in debt security	500,000	—	—	500,000
Total	$2,825,269	$210,000	$—	$2,615,269

The below table presents the change in the fair value of the derivative asset and investment in debt security during the nine months ended June 30, 2021:

Amount
Balance at September 30, 2020	$2,615,269
Gain on derivative asset	5,319,361
Balance at June 30, 2021	$7,934,630

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations or net assets of the Company.

Segment Reporting

Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker, or decision-making group, in deciding the method to allocate resources and assess performance. To better align with the Company’s core focus, the Company reduced its reportable segments down to two by eliminating the digital agency segment. Results associated with that component are now being reported under other revenue and eliminations.

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

In June 2016, the FASB issued guidance within ASU 2016-13, Financial Instruments – Credit Losses. The amendments in ASU 2016-13 require assets measured at amortized cost and establishes an allowance of credit losses for available for sale debt securities. ASU 2016-13 is effective for a smaller reporting company for fiscal years beginning after December 15, 2022. We are currently evaluating the impact the adoption of this new standard will have on our financial position and results of operations.

The Company has evaluated all other recent accounting pronouncements and believes that none of them will have a material effect on the Company's financial position, results of operations, or cash flows.

3. ACQUISITIONS

SOLAR WATT SOLUTIONS, INC

On February 23, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Solar Watt Solutions, Inc. (“SWS”) and its owners (the “Sellers”).

At the closing on February 24, 2021, SWS became a wholly owned subsidiary of the Company. In exchange, the Company issued (i) 477,703 shares of restricted common stock based on the average closing price of the Company’s common stock (as reflected on Nasdaq.com) for the five trading days including and immediately preceding the closing date of $32.74 per share to the sellers, of which (a) 167,685 shares would be fully earned on closing, and (b) an additional 310,018 shares were issued and held in escrow, subject to holdback pending Sellers’ satisfaction of certain future milestones with all such shares subject to a lock up of no less than 180 days and a leak out of no more than 10% of average daily trading value of the prior 30 days for a period of 36 months following the closing, and (ii) up to $3,850,000 in cash was remitted to the Sellers, of which: (c) $1,350,000 was remitted to Sellers on a pro rata basis at closing, less payment of $500,000 in Sellers’ debt at closing, (d) $200,000 in cash was held back by the Company for a period of nine months to satisfy potential damages from indemnification claims and any amounts owed pursuant to post-closing adjustments, which is included in the acquisition liability balance on the consolidated balance sheet, (e) an additional $100,000 in cash was held back by the Company for a period of 90 days to satisfy any amounts owed pursuant to post-closing adjustments, which is included in the acquisition liability balance on the consolidated balance sheet, and (f) up to $2,500,000 in cash was held back by the Company pending the Sellers’ satisfaction of certain future milestones, which is included in the contingent consideration balance on the consolidated balance sheet.

The Company determined the fair value of the consideration given to the sellers of SWS in connection with the transaction in accordance with ASC 820 was as follows:

Consideration:	Fair Value
Cash	$1,350,000
Contingent consideration	2,500,000
477,703 shares of common stock	13,246,704
Total Consideration	$17,096,704

The total purchase price was allocated to identifiable assets deemed acquired, and liabilities assumed, based on their estimated fair values as indicated below. We recorded certain adjustments to the preliminary purchase price allocation during the three and nine months ended June 30, 2021, that resulted in a net increase of $448,042 to goodwill. The business combination accounting is not yet final, and the amounts assigned to the assets acquired and the liabilities assumed are provisional. Therefore, this may result in future adjustments to the provisional amounts as new information is obtained about the facts and circumstances that existed at the acquisition date.

Purchase Price Allocation:
Customer List	$5,122,733
Goodwill	$12,499,248
Other assets and liabilities assumed, net	$(525,277)
Total	$17,096,704

 ATL DATA CENTERS, LLC

On December 9, 2020, the Company entered into an Agreement and Plan of Merger (the “Merger”) with ATL Data Centers LLC (“ATL”) and its members.

At the closing, ATL became a wholly owned subsidiary of the Company. In exchange, the Company issued 1,618,285 shares of restricted common stock based on the average closing price of the Company’s common stock (as reflected on Nasdaq.com) for the five trading days including and immediately preceding the closing date of $11.988 per share, to the selling members of ATL, of which: (i) 642,309 shares were fully earned on closing, and (ii) an additional 975,976  shares were issued and held in escrow, subject to holdback pending satisfaction of certain indemnification claims and future milestones, with all such shares subject to a lock up of no less than 180 days and a leak out of no more than 10% of the average daily trading value of the prior 30 days.

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

Of the 975,976 shares held in escrow, 515,724 shares were released to the selling members of ATL and 68,194 shares were returned to the Company and canceled due to non-satisfaction of certain indemnification claims during the three and nine months ended June 30, 2021. The remaining 392,058 shares held in escrow consist of 72,989 shares subject to holdback pending satisfaction of further indemnification claims and 319,069 shares subject to satisfaction of future milestones.

The Company accounted for the acquisition of ATL as an acquisition of a business under ASC 805.

The Company determined the fair value of the consideration given to the selling members of ATL in connection with the transaction in accordance with ASC 820 was as follows:

Consideration:	Fair Value
1,550,091 shares of common stock	$20,290,692
Total Consideration	$20,290,692

The total purchase price was allocated to identifiable assets deemed acquired, and liabilities assumed, based on their estimated fair values as indicated below. The business combination accounting is not yet final, and the amounts assigned to the assets acquired and the liabilities assumed are provisional. Therefore, this may result in future adjustments to the provisional amounts as new information is obtained about the facts and circumstances that existed at the acquisition date. In connection with the return of the 68,194 shares held in escrow that were cancelled due to the non-satisfaction of certain indemnification claims, total consideration, including contingent consideration, decreased by $892,659 during the three and nine months ended June 30, 2021. Including the 68,194 returned shares, adjustments to the preliminary purchase price allocation resulted in a net decrease to goodwill of $685,037 and $810,570 during the three and nine months ended June 30, 2021, respectively.

Purchase Price Allocation:
Strategic contract	$7,457,970
Goodwill	$13,394,675
Other assets and liabilities assumed, net	$(561,953)
Total	$20,290,692

The strategic contract relates to supply of a critical input to our digital currency mining business. The other assets and liabilities assumed includes $5.475 million in digital currency mining equipment and notes payable related to this equipment, which was settled by the Company during the nine months ended June 30, 2021. In connection with the acquisition, the Company had acquired an operating lease related to a rental building, which had a purchase option associated with the lease agreement. The Company exercised the purchase option to buy the property in May 2021 and as a result terminated the lease (see Note 7 for further details).

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

d)

64,516 restricted shares of the Company’s common stock, valued at $300,000, were issued to an independent third-party escrow agent (the “Holdback Shares”) and will be released to the Seller upon achievement of certain revenue milestones. During the nine months ended June 30, 2021, 56,444 restricted shares of the Company’s common stock were released to the Seller and the balance of 8,072 shares of the Company’s common stock were returned and cancelled. The Holdback Shares are subject to the Leak-Out Terms.

The Shares and Holdback Shares were deemed to have a fair market value of $4.65 per share which was the closing price of the Company’s common stock on January 31, 2020.

e)	26,950 common stock options that were deemed to have a fair market value of $88,935 on the date of the closing of the transaction.

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

Purchase Price Allocation:
Software	$1,120,000
Customer list	$60,000
Non-compete	$190,000
Goodwill	$26,395
Net Assets	$3,605
Total	$1,400,000

The following is the unaudited pro forma information assuming the acquisition of GridFabric, p2k Labs, ATL, and SWS occurred on October 1, 2019:

	For the Three Months Ended		For the Nine Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net sales	$11,916,065	$4,824,897	$24,883,292	$11,522,066

Net loss	$(16,677,127)	$(8,464,370)	$(17,050,808)	$(16,467,306)

Net loss per common share – basic and diluted	$(0.49)	$(0.64)	$(0.58)	$(1.80)

Weighted average common shares outstanding – basic and diluted	34,014,221	13,173,509	29,382,905	9,145,775

The unaudited pro forma consolidated financial results have been prepared for illustrative purposes only and do not purport to be indicative of the results of operations that would have actually resulted had the acquisition occurred on the first day of the earliest period presented, or of future results of the consolidated entities. The unaudited pro forma consolidated financial information does not reflect any operating efficiencies and cost savings that may be realized from the integration of the acquisition. All transactions that would be considered inter-company transactions for proforma purposes have been eliminated.

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

The commitment shares are recorded at fair value as of June 30, 2021 of $223,823.

The Preferred Stock is recorded as an AFS debt security and is reported at its estimated fair value as of June 30, 2021. The Company identified a derivative instrument in accordance with ASC Topic No. 815 due to the variable conversion feature. Topic No. 815 requires the Company to account for the conversion feature on its balance sheet at fair value and account for changes in fair value as a derivative gain or loss.

The Black-Scholes model utilized the following inputs to value the derivative asset at the date in which the derivative asset was determined as of June 30, 2021

Fair value assumptions:	June 30, 2021
Risk free interest rate	0.05%
Expected term (months)	1.5
Expected volatility	141.80%
Expected dividends	0%

5. CAPITALIZED SOFTWARE

Capitalized software consists of the following as of June 30, 2021 and September 30, 2020:

	June 30, 2021	September 30, 2020
mVSO software	$437,135	$437,135
mPulse software	741,846	741,846
Less: accumulated amortization	(328,868)	(202,778)
Capitalized Software, net	$850,113	$976,203

Capitalized software amortization recorded as part of amortization expense for the nine months ended June 30, 2021 and 2020 was $126,090 and $121,582, respectively.

6. INTANGIBLE ASSETS

The Company amortizes intangible assets with finite lives over their estimated useful lives, which range between two and twenty years as follows:

Useful life
Patents	13-20 years
Websites	3 years
Customer list and non-compete agreement	1.5-4 years
Design assets	2 years
Trademarks	14 years
Engineering trade secrets	1-7 years
Strategic contract	5 years
Software	4 years

Intangible assets consist of the following as of June 30, 2021 and September 30, 2020:

	June 30, 2021	September 30, 2020
Customer list and non-compete agreement	$11,824,757	$6,702,024
Strategic contract	7,457,970	—
Trade secrets	4,370,269	4,370,269
Software	1,120,000	1,120,000
Design assets	123,000	123,000
Patents	74,112	74,112
Websites	8,115	8,115
Trademarks	5,928	5,928
Intangible assets:	24,984,151	12,403,448
Less: accumulated amortization	(9,592,806)	(5,353,792)
Intangible assets, net	$15,391,345	$7,049,656

Amortization expense for the nine months ended June 30, 2021 and 2020 was $4,239,280 and $1,952,779, respectively.

The Company expects to record amortization expense of intangible assets over the next five years and thereafter as follows:

2021 (three months remaining)	$1,941,474
2022	7,072,469
2023	2,492,479
2024	2,065,344
2025	1,495,888
Thereafter	323,691
Total	$15,391,345

7. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following as of June 30, 2021 and September 30, 2020:

	June 30, 2021	September 30, 2020
Mining equipment	$62,399,492	—
Land and building	4,444,685	—
Machinery and equipment	309,833	193,042
Leasehold improvements	44,347	17,965
Furniture and fixtures	107,660	82,547
Construction in progress	140,336	—
Total	67,446,353	293,554
Less: accumulated depreciation	(2,693,210)	(175,560)
Fixed assets, net	$64,753,143	$117,994

Depreciation expense for the nine months ended June 30, 2021 and 2020 was $2,517,650 and $51,952, respectively.

On May 19, 2021, the Company exercised its purchase option on the ATL lease agreement to purchase property for $4.4 million at 2380 Godby Road, College Park, Georgia. The property contains approximately six acres and includes approximately 41,000 square feet of office and warehouse space. ATL utilizes, and intends to utilize, this space for cryptocurrency mining activities.

The Company has purchase commitments for approximately $203.6 million related to purchase of miners as of June 30, 2021, and the Company has paid $125.9 million towards these commitments as of the end of this period.

8. LOANS

Long term

Long-term loans payable consists of the following:

	June 30, 2021	September 30, 2020

Promissory notes	$—	$531,169

Total	$—	$531,169

Promissory Notes

On May 7, 2020, the Company applied for a loan from Celtic Bank Corporation, as lender, pursuant to the Paycheck Protection Program of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) as administered by the U.S. Small Business Administration (the "SBA"). On May 15, 2020, the loan was approved, and the Company received the proceeds from the loan in the amount of $531,169 (the “PPP Loan”).  The Company applied for and received loan forgiveness from the SBA on March 23, 2021. The entire principal balance and interest charges were forgiven. The gain on loan forgiveness of $531,169 is included in other income in the consolidated statements of operations during the nine months ended June 30, 2021.

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

The Company has operating leases under which it leases its branch offices, corporate headquarters, and data center, one of which is with a related party. As of June 30, 2021, the Company's operating lease right of use asset and operating lease liability totaled $559,182 and $554,669, respectively. A weighted average discount rate of 10% was used in the measurement of the right of use asset and lease liability. As the rate implicit in the lease is not readily determinable, the Company's incremental collateralized borrowing rate is used to determine the present value of lease payments. This rate gives consideration to the applicable Company collateralized borrowing rates and is based on the information available at the commencement date. The Company has elected to apply the short-term lease measurement and recognition exemption to leases with an initial term of 12 months or less; therefore, these leases are not recorded on the Company’s consolidated balance sheets, but rather, lease expense is recognized over the lease term on a straight-line basis.

As of June 30, 2021, the Company’s operating leases had a weighted-average remaining lease term of 5 years. Some leases include multiple year renewal options. The Company’s decision to exercise these renewal options is based on an assessment of its current business needs and market factors at the time of the renewal. Currently, the Company has no leases for which the option to renew is reasonably certain and therefore, options to renew were not factored into the calculation of its right of use asset and lease liability as of June 30, 2021. These operating leases also have a weighted average discount rate of 10% at June 30, 2021.

The following is a schedule of the Company's operating lease liabilities by contractual maturity as of June 30, 2021:

Fiscal year ending September 30, 2021 (three months remaining)	$22,613
Fiscal year ending September 30, 2022	136,696
Fiscal year ending September 30, 2023	140,797
Fiscal year ending September 30, 2024	145,021
Fiscal year ending September 30, 2025	149,372
Thereafter	114,531
Total Lease Payments	709,030
Less: imputed interest	(154,361)
Total present value of lease liabilities	$554,669

Total operating lease costs of $327,991 and $38,328 for the nine months ended June 30, 2021 and 2020, respectively, were included as part of General and administrative expenses. The Company terminated its ATL lease agreement upon exercise of its purchase option (see Note 7 for additional details). The lease agreement was entered into on June 6, 2020 for a two year term at $52,958 of base rent per month.

The Company has financing leases in relation to the equipment used at its data center. The following is a schedule of the Company’s financing lease liabilities by contractual maturity as of June 30, 2021:

Fiscal year ending September 30, 2021 (three months remaining)	$104,698
Fiscal year ending September 30, 2022	414,998
Fiscal year ending September 30, 2023	321,154
Fiscal year ending September 30, 2024	135,180
Fiscal year ending September 30, 2025	12,320
Thereafter	1,851
Total lease payments	990,201
Less: imputed interest	(117,461)
Total present value of lease liabilities	$872,740

These financing leases have a weighted average lease term of 3.15 years and a weighted average discount rate of 10.0% at June 30, 2021.

10. RELATED PARTY TRANSACTIONS

Zachary Bradford – Chief Executive Officer and Director

During the nine months ended June 30, 2021, the Company paid Blue Chip Accounting, LLC (“Blue Chip”) $131,890 for accounting, tax, administrative services and reimbursement for office supplies. Blue Chip is 50% beneficially owned by Mr. Bradford. None of the services were associated with work performed by Mr. Bradford. The services consisted of bookkeeping, accounting, and administrative support assistance. The Company also sub-leases office space from Blue Chip (see Note 14 for additional details). During the nine months ended June 30, 2021, $13,725 was paid to Blue Chip for rent.

Matthew Schultz - Chairman of the Board

The Company entered into an agreement on November 15, 2019, with an organization to provide general investor relations and consulting services that Mr. Schultz is affiliated with. The Company paid the organization $49,500 in fees plus $176,000 in expense reimbursements for the nine months ended June 30, 2020. The agreement was terminated in March 2020.

11. STOCKHOLDERS EQUITY

Overview

The Company’s authorized capital stock consists of 50,000,000 shares of common stock and 10,000,000 shares of preferred stock, par value $0.001 per share. As of June 30, 2021, there were 34,697,943 shares of common stock issued and outstanding, and 1,750,000 shares of preferred stock issued and outstanding.

Amendment to Articles of Incorporation

On October 4, 2019, pursuant to Article IV of our Articles of Incorporation, our Board of Directors voted to increase the number of shares of preferred stock designated as Series A Preferred Stock from one million (1,000,000) shares to two million (2,000,000) shares, par value $0.001.

Under the Certificate of Designation, holders of Series A Preferred Stock are entitled to quarterly dividends on 2% of our earnings before interest, taxes and amortization. The dividends are payable in cash or common stock. The holders will also have a liquidation preference on the state value of $0.02 per share plus any accumulated but unpaid dividends. The holders are further entitled to have us redeem their Series A Preferred Stock for three shares of common stock in the event of a change of control and they are entitled to vote together with the holders of our common stock on all matters submitted to shareholders at a rate of forty-five (45) votes for each share held.

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

Common Stock issuances during the nine months ended June 30, 2021

The Company issued 4,444,445 shares of the Company’s common stock in connection with its underwritten equity offering at a price of $9.00 per share for net proceeds of approximately $37.05 million.

The Company issued 236,000 shares of common stock as settlement of accrued bonus compensation related to the year ended September 30, 2020. The fair value of these shares was approximately $1.9 million and was fully expensed for in the prior year. The Company issued 327,725 shares of common stock for the current year related to bonus compensation. The fair value of these shares is approximately $3.07 million, out of which approximately $2.55 million has been expensed during the nine months ended June 30, 2021.

The Company issued 1,618,285 shares of common stock in relation to the acquisition of ATL (See Note 3 for additional details.)

The Company issued 55,093 shares of common stock for services rendered for a total fair value of approximately $786,000 which has been fully expensed during the nine months ended June 30, 2021.

The Company issued 387,345 shares of common stock in relation to the exercise of stock options and warrants. (See Notes 12 and 13 for additional details.)

The Company issued 477,703 shares of common stock in relation to the acquisition of SWS (See Note 3 for additional details.)

The Company issued 18,392 restricted stock units for a total fair value of $510,000 of shares of common stock to certain SWS employees as part of the transaction to incentivize the employees for retention purposes. These restricted stock units vest over a period of  one year, and we have expensed $80,821 during the nine months ended June 30, 2021.

The Company issued 9,090,910 shares of the Company’s common stock in connection with its underwritten public equity offering at a price of $22.00 per share for net proceeds of approximately $187.2 million.

On June 3, 2021, the Company entered into an At The Market Offering Agreement (“ATM”) with H.C. Wainwright & Co., LLC, to create an at-the-market equity program under which the Company may, from time to time, offer and sell shares of its common stock having an aggregate gross offering price of up to $500,000,000 to or through H.C. Wainwright & Co., LLC. During the nine months ended June 30, 2021, the Company issued 731,190 shares of the Company’s common stock under The ATM for net proceeds of $11,860,566. The shares were sold pursuant to a prospectus dated March 15, 2021 and a prospectus supplement dated June 3, 2021 filed with the SEC.

Common stock returned during the nine months ended June 30, 2021

As a result of an adjustment of holdback shares to actual milestones earned in relation to the p2k acquisition, 8,072 shares were returned and cancelled. (See Note 3 for additional details.)

As a result of an adjustment of holdback shares pursuant to Article II and Schedule A of that certain Agreement and Plan of Merger in connection with the acquisition of ATL, 68,194 shares were returned and cancelled. (See Note 3 for additional details.)

Common Stock issuances during the nine months ended June 30, 2020

The Company issued 1,964,313 shares of common stock in accordance with the terms of the convertible debt agreement due to the decrease in stock price.

The Company issued 22,000 shares of common stock for services rendered to independent consultants and board members at a fair value of $54,000.

The Company issued 793 shares of common stock as a result of rounding related to the reverse stock split.

The Company issued 95,699 shares of common stock in relation to the acquisition of p2k.

In relation to a Securities Purchase Agreement dated December 31, 2018, the Company issued 1,125,000 shares of common stock for the conversion of $1,250,000 in principal and $437,500 in interest at an effective conversion price of $1.50.

In relation to a Securities Purchase Agreement dated April 17, 2019, the Company issued 8,241,665 shares of common stock for the conversion of $10,750,000 in principal and $1,612,500 in interest as a conversion premium at an effective conversion price of $1.50.

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

We accrued $177,505 in preferred stock dividends payable for the nine months ended June 30, 2021.

12. STOCK WARRANTS

The following is a summary of stock warrant activity during the nine months ended June 30, 2021.

	Number of Warrant Shares	Weighted Average Exercise Price
Balance, September 30, 2020	1,299,215	$21.82
Warrants granted	—	—
Warrants expired	(432,721)	15.00
Warrants canceled / forfeited	—	—
Warrants exercised	(250,790)	11.77
Balance, June 30, 2021	615,704	$30.71

During the nine months ended June 30, 2021, a total of 173,990 shares of the Company’s common stock were issued in connection with the exercise of common stock warrants at exercise prices ranging from $3.36 and $20.00, for total consideration of $2,883,622.

On June 30, 2021, a total of 74,437 shares of the Company’s common stock were issued in connection with the cashless exercise of 76,800 common stock warrants at exercise prices ranging from $0.83 to $3.67.

As of June 30, 2021, the outstanding warrants have a weighted average remaining term was 0.93 years and an intrinsic value of $924,250.

As of June 30, 2021, there are warrants exercisable to purchase 605,704 shares of common stock in the Company and 10,000 unvested warrants outstanding that cannot be exercised until vesting conditions are met. 418,834 of the warrants require a cash investment to exercise as follows, 2,500 require a cash investment of $8.00 per share, 103,000 require a cash investment of $25.00 per share, 200,000 require an investment of $35.00 per share, 10,000 require an investment of $40.00 per share, 60,000 require an investment of $50.00 per share, 38,334 require a cash investment of $75.00 per share and 5,000 require a cash investment of $100.00 per share. 196,870 of the outstanding warrants contain provisions allowing a cashless exercise at their respective exercise prices.

13. STOCK OPTIONS

The Company sponsors a stock-based incentive compensation plan known as the 2017 Incentive Plan (the “Plan”), which was established by the Board of Directors of the Company on June 19, 2017. On October 7, 2020, the Company executed a first amendment to the Plan to increase its share pool from 300,000 to 1,500,000 shares of common stock. As of June 30, 2021, there were 26,261 shares available for issuance under the Plan.

On July 16, 2021, the Board unanimously approved to (i) increase the number of shares of common stock authorized for issuance under the Plan by an additional 2,000,000 shares, resulting (if such increase is authorized by the

Company’s stockholders at the annual meeting of stockholders on September 15, 2021) in the aggregate of 3,500,000 shares of common stock authorized for issuance under the Plan, and (ii) revise Section 19 of the Plan to more closely align with the provisions of Section 422 of the Internal Revenue Code of 1986, as amended, and Section 17.2 of the

Plan (the “Plan Amendment”).

As of July 16, 2021, options to purchase an aggregate of 801,500 shares of common stock have been issued to three officers of the Company, conditioned upon stockholder approval of the Plan Amendment and ratification of such issuances by the Company’s stockholders, which approval must occur on or prior to April 16, 2022, or such options shall be rendered null and void.

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

The following is a summary of stock option activity during the nine months ended June 30, 2021:

	Number of Option Shares	Weighted Average Exercise Price
Balance, September 30, 2020	277,948	$6.34
Options granted	636,750	14.98
Options expired	(11,928)	9.13
Options canceled / forfeited	(3,751)	21.21
Options exercised	(138,918)	6.10
Balance, June 30, 2021	760,101	$13.50

As of June 30, 2021, there are options exercisable to purchase 357,774 shares of common stock in the Company. As of June 30, 2021, the outstanding options have a weighted average remaining term of was 3.31 years and an intrinsic value of $3,721,218.

Option activity for the nine months ended June 30, 2021

During the nine months ended June 30, 2021, a total of 138,918 shares of the Company’s common stock were issued in connection with the exercise of 138,918 common stock options at exercise prices ranging from $4.65 and $24.40, for a total consideration of $847,940.

During the nine months ended June 30, 2021, the Company granted 636,750 options with a total fair value of $9,536,795 to purchase shares of common stock to employees. The Company offset $953,125 of stock compensation expense against bonuses accrued during the prior year. The shares were granted at quoted market prices ranging from $7.55 to $34.67 and were valued at issuance using the Black Scholes model.

The Black-Scholes model utilized the following inputs to value the options granted during the nine months ended June 30, 2021:

Fair value assumptions – Options:	June 30, 2021
Risk free interest rate	0.10-0.41%
Expected term (years)	1.7 – 5.3
Expected volatility	142%-240%
Expected dividends	0%

During the nine months ended June 30, 2021, the Company recognized $8,599,029 of stock compensation expense. As of June 30, 2021, the Company expects to recognize approximately $5.5 million of stock-based compensation for the non-vested outstanding options over a weighted-average period of 2.42 years.

On April 16, 2021, the Company’s board of directors approved one-time options to key executives Zachary Bradford, Lori Love and S. Matthew Schultz subject to the availability of shares under the Company’s 2017 Equity Incentive Plan with any remaining equity options to be granted when the Company obtains shareholder approval to increase the shares under the Plan. As of June 30, 2021, 801,500 of these options were waiting to be issued pending the shareholder approval.

Option activity for the nine months ended June 30, 2020

During the nine months ended June 30, 2020, the Company recognized $1,171,632 of stock compensation expense and granted 233,233 options to purchase shares of common stock to employees, where such options were granted at quoted market prices ranging from $4.50 to $8.50. The options were valued at issuance using the Black Scholes model and stock compensation expense of $673,590 was recorded as a result of the issuances.

The Black-Scholes model utilized the following inputs to value the options granted during the nine months ended June 30, 2020:

Fair value assumptions – Options:	June 30, 2020
Risk free interest rate	0.85-1.73%
Expected term (years)	3-5
Expected volatility	124%-209%
Expected dividends	0%

14. COMMITMENTS AND CONTINGENCIES

Office leases

Utah Corporate Office

On November 22, 2019, the Company entered into a lease to relocate the corporate office to 1185 South 1800 West, Suite 3, Woods Cross, UT 84047. The agreement calls for the Company to make payments of $2,300 in base rent per month through February 28, 2021, unless otherwise cancelled the lease automatically renews annually. The lease was renewed through February 28 , 2022.

San Diego Office

On May 15, 2018, the Company executed a 37 month lease agreement, which commenced on July 1, 2018 at 4360 Viewridge Avenue, Suite C, San Diego, California. The agreement called for the Company to make payments of $4,057 in base rent per month through July 31, 2021 subject to an annual 3% rent escalation. The lease was terminated on July 31, 2021.

Carlsbad Office

On June 17, 2021, the Company entered into a lease agreement at 2042 Corte Del Nogal, Suite C, Carlsbad, CA 92011. The agreement calls for the company to make monthly payments of $11,307 in base rent through June 30, 2026, subject to an annual 3% rent escalation.

Las Vegas Offices

On January 2, 2020, the Company entered into a sublease agreement with Blue Chip for office space at 8475 S. Eastern Ave., Suite 200, Las Vegas, NV 89123. The agreement calls for the Company to make monthly payments of $1,575 in base rent through January 1, 2021. The lease term is on an annual basis beginning January 2, 2020.

The Company assumed p2k’s lease agreement entered into on October 17, 2017, at 7955 W. Badura Ave., Suite 1040, Las Vegas, NV 89113. The agreement called for $1,801 in base rent through October 31, 2020. The Company did not renew this lease and it was terminated on October 31, 2020.

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

Legal contingencies

From time to time, we may be subject to litigation. Risks associated with legal liability are difficult to assess and quantify, and their existence and magnitude can remain unknown for significant periods of time. We have acquired liability insurance to reduce such risk exposure to the Company. Despite the measures taken, such policies may not cover future litigation, or the damages claimed may exceed our coverage which could result in contingent liabilities.

For a description of our material pending legal proceedings, please see Part II, Item I of this Quarterly Report on Form 10Q.

15. MAJOR CUSTOMERS AND VENDORS

For the nine months ended June 30, 2021 and 2020, the Company had the following customers that represented more than 10% of our sales. We report revenue from both customers under our Energy Segment.

	June 30, 2021	June 30, 2020
Customer A	10.0%	60.3%
Customer B	—	14.1%

For the nine months ended June 30, 2021 and 2020, the Company had one supplier that represented more than 10% of our direct costs. Internally developed product costs and labor for services rendered are excluded from the calculation. We report costs from vendor A under our Energy Segment and vendor B under our Digital Currency Mining Segment.

	June 30, 2021	June 30, 2020
Vendor A	28.77%	85.7%
Vendor B	24.83%	—

16. SEGMENT REPORTING

We disclose segment information that is consistent with the way in which management operates and views the business. To better align with the Company’s core focus, the Company reduced its reportable segments down to two by eliminating the digital agency segment. Results associated with that component are now being reported under other revenue and eliminations. Our operating structure now contains the following reportable segments:

Energy Segment – Consisting of our CleanSpark, LLC, CleanSpark Critical Power Systems, Inc., GridFabric, and Solar Watt Solutions lines of business, this segment provides services, equipment, and software to the energy industry.

Digital Currency Mining Segment – Consisting of ATL and CleanBlok, Inc., this segment mines digital currency assets, namely Bitcoin.

	For the Three Months Ended		For the Nine Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Revenue
Energy	$2,863,997	$3,080,833	$4,985,062	$7,484,079
Digital Currency Mining	8,649,440	—	16,098,643	—
Total Segment Revenues	$11,513,437	$3,080,833	$21,083,705	$7,484,079
Other revenue and eliminations	402,628	357,841	1,209,616	589,702
Consolidated Revenues	$11,916,065	$3,438,674	$22,293,321	$8,073,781

Profit (excluding depreciation and amortization)
Energy	$(1,635,401)	$(530,074)	$(4,711,928)	$(2,294,571)
Digital Currency Mining	3,985,963	—	11,052,565	—
Total segment profit/(loss)	$2,350,562	$(530,074)	$6,340,637	$(2,294,571)
Corporate items and eliminations (including depreciation and amortization)	19,027,689	8,021,227	22,785,256	13,988,082
Net Loss	$(16,677,127)	$(8,551,301)	$(16,444,619)	$(16,282,653)

Total Assets	June 30, 2021	September 30, 2020
Energy	$34,277,907	$13,621,190
Digital Currency Mining	228,128,995	—
Other and Corporate assets	35,081,919	8,718,873
Total	$297,488,821	$22,340,063

17. SUBSEQUENT EVENTS

On July 8, 2021, the Company, through its wholly owned subsidiary, CleanBlok, entered into a services agreement with Coinmint, LLC (“Coinmint”). Pursuant to the agreement, Coinmint has agreed to house and power certain of CleanBlok’s cryptocurrency mining equipment in its facilities, and to use commercially reasonably efforts to mine Bitcoin on behalf of CleanBlok. All Bitcoin mining services performed by Coinmint for CleanBlok shall be conducted using mining equipment owned by CleanBlok, which equipment will be delivered by CleanBlok to a designated hosting locations over the term of the agreement.

Pursuant to the agreement, as consideration for the Hosting Services, CleanBlok shall pay Coinmint services fees, which shall be based on the operating costs incurred by Coinmint in performing the Services, and a variable fee calculated based on the profitability of the Bitcoin mined during the relevant payment periods, subject to uptime performance commitments. The Agreement has an initial term of one year, after which it will renew automatically for three-month periods until terminated in accordance with the terms of the Agreement.

On July 22, 2021, the Company created CSRE Properties Norcross, LLC, a single member limited liability company and wholly owned subsidiary of the Company, under the laws of the State of Georgia. The entity was created to hold certain real-estate assets of the Company.

On July 28, 2021, the Company created CSRE Property Management Company, LLC, a single member limited liability company and wholly owned subsidiary of the Company, under the laws of the State of Georgia. The entity was created to hold certain real-estate assets of the Company.

On August 6, 2021, CSRE Properties Norcross, LLC purchased certain real property located at 5295 Brook Hollow Parkway, Norcross, Georgia for $6,550,000. The property consists of approximately seven acres and includes an approximately 87,000 square foot office building. The Company, through its subsidiary CleanBlok, Inc., intends to utilize this office space to conduct certain of its cryptocurrency mining activities.

Between July 1, 2021 and August 13, 2021, the Company issued 893,324 shares of the Company’s common stock in connection with its ATM for net proceeds of $12,198,106.

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

Recent Corporate Developments

Mining Equipment – April 2021

On April 2, April 6, April 9, April 14, and April 29, 2021, the Company entered into agreements with cryptocurrency mining equipment suppliers to purchase an aggregate of approximately 21,500 mining servers for an aggregate purchase price of $156,554,450. The Company paid $89,355,675 towards these miner purchases through June 2021.

During April 2021, the Company received approximately 900 S19 pro mining servers against the orders it placed during the months of March and April 2021.

Mining Equipment – May 2021

On May 10, 2021, the Company purchased 2,400 S19 pro mining rigs from a premier cryptocurrency mining equipment supplier. As consideration for the servers, the Company agreed to pay the supplier an aggregate of $30,201,600. The servers were received in June and were put into service at the Company’s data center facilities in Georgia and are being used for digital currency mining activities.

Purchase of Real Property – May 2021

On May 20, 2021, the Company, through its wholly owned subsidiary, ATL, purchased certain real property, together with all easements, covenants and other rights related thereto, from its landlord, Arkhos Property Group Holdings, LLC, for a purchase price of $4,711,799.

The purchase of such property was consummated pursuant to that certain lease agreement entered into by and between ATL and the landlord on June 5, 2020, which gave ATL the exclusive option and right to purchase the property during the term of the lease agreement, subject to certain conditions. Prior to the purchase, ATL leased the property. Upon closing of the purchase, the Company paid the landlord the full purchase price, the landlord conveyed fee simple title to the property to ATL by limited warranty deed, and the lease agreement terminated pursuant to its terms.

The property is located at 2380 Godby Road, College Park, Georgia, and consists of three adjacent parcels of land. The property consists of approximately six acres and includes an approximately 41,387 square foot office and data center space. ATL utilizes, and intends to continue to utilize, this office data center space to conduct its cryptocurrency mining activities and traditional data center services .

Amendments to Employment Agreements

April 16, 2021 amendments

On April 16, 2021, as more specifically described in that certain Current Report on Form 8-K filed by the Company with the SEC on April 16, 2021, at the recommendation of the Company’s Compensation Committee, the Company’s board of directors approved certain executive compensation matters with key executives Zachary Bradford, Lori Love and S. Matthew Schultz (the “Executives”). Specifically, amendments to the employment agreements of the Executives were approved which provided (i) an additional cash bonus incentive for Ms. Love based on the Company achieving certain annual gross revenues plus realized gains/losses for the current fiscal year, (ii) the addition of noncash components to the base salaries of Mr. Bradford and Mr. Schultz in the form of certain monthly payments of Bitcoin, and (iii) additional cash and equity bonus incentives for Mr. Bradford and Mr. Schultz based on the Company achieving certain annual gross revenues plus realized gains/losses in the current fiscal year as well as certain market capitalization milestone targets for the current fiscal year. Additionally, the Executives received (i) one-time cash incentive bonuses, (ii) one-time grants of fully vested RSUs, and (iii) option grants to acquire shares of common stock that vest over 36 months.

Certain of the additional equity incentive grants set forth above will be granted to the extent there are available shares under the Plan with any remaining equity grants to be granted when the Company obtains shareholder approval to increase the shares available under the Plan.

June 9, 2021 amendment

On  June 9, 2021, as more specifically described in that certain Current Report on Form 8-K filed by the Company with the SEC on June 15, 2021, the Company and Amer Tadayon entered into an amendment to Mr. Tadayon’s Amended and Restated Employment Agreement, dated October 26, 2020, pursuant to which (i) Mr. Tadayon was appointed as President of the Energy Division, in addition to his current role as Chief Revenue Officer of the Company;(ii) Mr. Tadayon’s base salary was increased by $100,000 per year; and (iii) the bonus percentage relevant to the calculation of Mr. Tadayon’s annual cash bonus, if paid pursuant to the terms of his employment agreement, was increased from 20% to not less than 70% of his base salary.

In connection with the foregoing, on June 10, 2021, the Company granted Mr. Tadayon stock options to purchase an aggregate of 100,000 shares of the Company’s common stock at an exercise price of $18.88 per share, which options vest in equal monthly installments over 36 months from the grant date.

Shares Issued Under At The Market Offering Agreement

On June 3, 2021, the Company entered into an At The Market Offering Agreement with H.C. Wainwright & Co., LLC, to create an at-the-market equity program under which the Company may, from time to time, offer and sell shares of its common stock having an aggregate gross offering price of up to $500,000,000 to or through H.C. Wainwright & Co., LLC. During the nine months ended June 30, 2021, the Company issued 731,190 shares of the Company’s common stock under the At The Market Offering Agreement for net proceeds of $11,860,566. The shares were sold pursuant to a prospectus dated March 15, 2021 and a prospectus supplement dated June 3, 2021 filed with the SEC.

Settlement Agreement to Securities Purchase Agreements

On June 14, 2021, the Company entered into a mutual settlement agreement with an investor, pursuant to which the parties agreed, among other things, (i) to settle and dismiss, with prejudice, all pending actions related to the parties’ dispute (collectively, the “Actions”); (ii) to mutually release all claims, whether known or unknown, that either party may have now or in the future related thereto; and (iii) to terminate all of the agreements previously entered into by and between the parties, including all rights and obligations set forth therein, including (a) the Securities Purchase Agreement, dated July 20, 2020, by and between the Company and the investor; (b) the Purchase Agreement, dated April 17, 2019, by and between the Company and the investor; (c) the Senior Secured Redeemable Convertible Promissory Note, dated April 17, 2019, by and between the Company and the investor; (d) the IP Security Agreement, dated April 17, 2019, by and between the Company and the investor; (e) the Securities Purchase Agreement, dated December 31, 2018, by and between the Company and the investor; (f) the Senior Secured Redeemable Convertible Debenture, dated December 31, 2018, by and between the Company and the investor; and (g) the IP Security Agreement, dated December 31, 2018, by and between the Company and the investor (collectively, the “Prior Agreements”), provided, however, that (x) any and all warrants previously issued to the investor pursuant to the Securities Purchase Agreement, dated December 31, 2018, and the Purchase Agreement, dated April 17, 2019, (the “Prior SPAs”) (collectively, the “Warrants”) shall remain in force and effect, and (y) that within a commercially reasonable amount of time after execution of the settlement agreement, the investor shall irrevocably assign the Warrants to an otherwise unaffiliated third party. Each party agreed to bear its own fees and costs for the Actions. The settlement agreement contained no admission or concession of fault, or of the truth of or validity or sufficiency of any allegation, contention or claim of either the Company or the investor.

Company Overview

We are an energy technology and clean Bitcoin mining Company that is focused on solving modern energy challenges.

Bitcoin Mining — ATL Data Centers and CleanBlok

Through our wholly-owned subsidiaries, ATL Data Centers LLC (“ATL”) and CleanBlok, Inc., we mine bitcoin.

Bitcoin was first introduced in 2008 with the goal of serving as a means of exchanging and storing value. Bitcoin is a form of digital currency that depends upon a consensus-based network and a public ledger called a “blockchain,” which contains a record of every bitcoin transaction ever processed. The bitcoin network was the first decentralized peer-to-peer payment network powered by those users participating in the consensus protocol, with no central authority or middlemen, that has wide network participation. The authenticity of each bitcoin transaction is protected through digital signatures that correspond with addresses of users that send and receive bitcoin. Users have full control over remitting bitcoin from their own sending addresses. All transactions on the bitcoin blockchain are transparent, allowing those running the appropriate software to confirm the validity of each transaction. In order to be recorded on the blockchain, each bitcoin transaction is validated through a proof-of-work consensus method, which entails solving complex mathematical problems to validate transactions and post them on the blockchain, which is often called “mining.” For successfully solving the problems and providing computing power to the network, the computer is rewarded with bitcoins, both in the form of newly-created bitcoins and fees in bitcoin.

Factors such as access to computer processing capacity, interconnectivity, electricity cost, environmental factors (such as cooling capacity) and location play an important role in mining. As of the date of this filing, our mining units are currently capable of producing over 820 PH/s in hash rate capacity. In cryptocurrency mining, “hash rate” is a measure of the processing capacity and speed by a mining computer to mine and process transactions on the bitcoin network. Our activities in this area, in addition to generating revenue in the form of bitcoin, creates an advantageous business opportunity for us to operate a full-scale, demonstration facility of our energy-related products and solutions. We plan to deploy our energy technologies and trade secrets in our bitcoin mining operations with the goal of maximizing energy savings, expanding total power capacity, providing resilient electricity, and reducing greenhouse gas emissions. We anticipate that implementing this strategy will involve implementing our energy technology and solutions at mining sites owned and operated by the Company. We are in the process of actively expanding this aspect of our business and are working toward expanding our hash rate capacity, with the goal of reaching 2.0 EH/s in hash rate capacity prior to the end of the December 31, 2021. We expect to exceed 3 EH/s in capacity by mid-to-late 2022.

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

Energy Solutions

We have a suite of energy technologies that enable turn-key solutions for microgrids. Our offerings consist of smart energy monitoring and controls, advanced microgrid design software, energy engineering and consulting services, middleware communications protocols for the energy industry, and system integration and installation services.

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

Distributed Energy Management and Microgrid Industry

Integral to our business is our Distributed Energy Management (or “DER”) business. The main assets of our DER business include our proprietary software systems (“Systems”) and our engineering and methodology trade secrets. The distributed energy systems and microgrids that utilize our Systems are capable of providing secure, sustainable energy with significant cost savings for energy customers. Through the use of these Systems, the Company and its customers are able to design, engineer, and then efficiently communicate with and manage renewable energy generation, storage and consumption. By having autonomous control over the multiple facets of energy usage and storage, customers are able to reduce their dependency on utilities and keep energy costs predictable over time. The overall goal is to transform energy consumers into intelligent energy producers that supply and manage power in a resilient manner.

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

The convergence of these factors has created, and is expected to continue to create significant opportunities in the power supply optimization and energy management industry. Efficiently operating and managing the distributed energy management systems and microgrids of tomorrow, while maximizing the use of sustainable energy to produce affordable, stable, predictable and reliable power on a large scale, is a significant opportunity that can be leveraged to capture a significant share of this emerging global industry.

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

Our mPulse software also serves as an integrated distributed energy management control platform that seamlessly integrates and controls all forms of energy generation with energy storage devices to provide energy security in real time, free of cyber threats to service facility loads. As a DER system, mPulse is capable of interoperating with the local utility grid providing users with the ability to choose how and when they utilize utility power and how they interact with the utility grid. mPulse is designed and intended for commercial, industrial, defense, campus and residential users and ranges in capacity from 4 kilowatts to 100 megawatts and beyond.

mPulse supports our innovative fractal approach to microgrid design, which enables multiple microgrids on a single site to interact in a number of different ways, including as peers, in a parent-child relationship, and in parallel or completely disconnected. Each grid can have different operational objectives, and those operational objectives can change over time. A microgrid can be islanded from the rest of the microgrid as well as the larger utility grid. The mPulse software can control the workflow required in both the islanding steps as well as the reconnecting steps of this maneuver and coordinate connected equipment such that connections are only made when it is safe to do so.

mVoult — Residential Platform

mVoult is a smart power system that is under development and is expected to provide a single solution for resilient, reliable and cost-effective energy for residential properties of all sizes. Our systems will be able to be configured to a homeowner’s needs upon installation, with flexibility for future expansion.

Our mVoult platform will direct microgrid system operations to manage solar, battery, and utility power. It will be capable of enabling resilient, sustainable and low-cost energy for a residential microgrid, allowing a home to stay powered during utility outages or during events, such as fires and natural disasters, when a utility may otherwise shut down or be unable to provide service.

Microgrid Value Stream Optimizer (mVSO)

Our Microgrid Value Stream Optimizer (mVSO) software platform provides a robust distributed energy and microgrid system modeling solution. mVSO takes utility rate data and load data for our customers’ sites and helps automate the sizing and analysis of potential microgrid solutions, as well as providing a financial analysis around each grid configuration. mVSO uses historical data to generate projected energy performance of generation assets and models the way in which energy storage responds to varying operational modes and command logics based upon predicted generation and load curves. mVSO analyzes multiple equipment combinations and operational situations to determine the optimal configuration for a customer’s site based on factors, including, among others, the financial and economic results, equipment outlay and utility cost savings, to arrive at payback and internal rate of return values. This ultimately provides the Company and its customers with data to design a distributed energy and/or microgrid system that will meet the customers’ performance benchmarks. The mVSO also provides users with business development and proposal generation tools to more efficiently present the results to end-customers.

Critical power switchgear and hardware solutions — CleanSpark Critical Power Systems

Through our wholly-owned subsidiary, CleanSpark Critical Power Systems, Inc., we provide parallel switchgear, automatic transfer switches and related control and circuit protective equipment solutions for commercial, industrial, defense, campus and residential users. We provide and distribute products in connection with our partnership with Pioneer Power Solutions, Inc. which manages manufacturing of the parallel switchgear, automatic transfer switches and related control and circuit protective equipment offered by the Company.

OpenADR and communication protocol software solutions — GridFabric

Through our wholly-owned subsidiary, GridFabric, LLC, we offer Open Automated Demand Response (“OpenADR”) solutions to commercial and utility customers. We provide middleware software solutions for utilities and IoT products that manage energy loads. OpenADR 2.0b is now the basis for the standard to be developed by the International Electrotechnical Commission, which is an organization that prepares and publishes international standards for all electrical, electronic and related technologies. Our core products in this area of our business are Canvas and Plaid.

Canvas

Canvas is an OpenADR 2.0b Virtual Top Node (or VTN) built for testing and managing Virtual End Nodes (or VENs) that pilot and run load shifting programs. Canvas is offered to customers in the cloud as a software as a service (SaaS) solution or as a licensed software.

Plaid

Plaid is a licensed software solution that allows internet-connected products that use energy (i.e., solar, storage & inverters, demand response, electric vehicle charging, lighting, industrial controls and building management systems) to add load shifting capabilities by translating load shifting protocols into their existing application programing interface (or API). Companies that implement Plaid receive a Certified OpenADR 2.0b Virtual End Node upon completion of the implementation process.

Energy system integration and installation — Solar Watt Solutions

Following our acquisition of Solar Watt Solutions, Inc. in February 2021, we provide solar, energy storage, and alternative microgrid energy solutions for homeowners and commercial businesses in Southern California. These energy solutions include implementation and installation services for solar panels, energy storage and electric vehicle charging station systems. Solar Watt has historically been focused on serving the communities throughout California, and we intend to work to further expand those services to other regions outside of Southern California in the future. Through these efforts, we expect to leverage those services and capacities to further expand our residential and commercial initiatives, including our mVoult product line for residential microgrids and our mPulse product line for commercial microgrids.

Other Products and Services — p2kLabs & ATL Data Centers

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

Legacy Gasifier Business

We own patented gasification technologies that is designed to convert organic material into synthesis gas (“SynGas”). We have multiple patents to protect our gasification technology and process for using feedstock to generate gaseous fuel. Our patented process involves the grinding, drying, separating, mixing, and then pelletizing of solid waste. These pellets constitute the feedstock for the gasifier. Gasifying feedstock using our technology converts waste and organic material into SynGas, which can then be converted into multiple forms of fuel for power plants, motor vehicles, jets, duel-fuel diesel engines, gas turbines, and steam boilers and as feedstock for the generation of DME (Di-Methyl Ether). The SynGas produced is mostly hydrogen and carbon monoxide, which are primary building blocks for many fuels and chemicals. SynGas is sufficiently clean that, if processed directly, it generally does not require costly hot-gas cleanup.

Our gasification technologies and prototype will require additional testing to further establish their commercial capability of producing large volumes of SynGas from carbon compounds such as municipal solid waste (MSW), coal and sewage sludge. Our prototype gasifier is still under development and a commercially viable gasifier is not expected to be viable for sale until we expend additional resources on its testing and development. A third-party consulting firm has independently tested the gasifier’s performance and certified the results of its performance. Upon completion of the testing, an initial white paper was published outlining the results and suggested improvements for commercialization. We anticipate that the investment to complete these improvements would be approximately $500,000. Upon completion of the improvements, we would be required to conduct an extended test run with an independent third party to verify the results needed to prove its commercial viability, at which time we could begin to actively market our gasifier units. We do not anticipate deploying significant resources on the gasification business at this time. As opportunities arise, we may utilize the gasification assets and intellectual properties through licensing or sales agreements.

At this time, we are not engaged in any negotiations to sell or license our gasifier products to any customers.

Government Regulation

As described above, following our acquisition of ATL Data Centers LLC in December 2020, and through CleanBlok, Inc., we are engaged in the business of mining and selling bitcoin. As a result, we may become subject to government regulation of blockchain and cryptocurrency, including bitcoin, which has been developing rapidly in the United States federal government through a number of federal agencies and regulatory bodies, as well as in other countries by similar entities. State government regulations also may apply to our current operations and activities as well as other activities in which we participate or may participate in the future. Furthermore, transnational organizations and semi-governmental agencies have shown an interest in regulating or investigating companies engaged in the blockchain or cryptocurrency business. We expect regulation in this space to continue to evolve.

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

Results of operations for the three months ended June 30, 2021 and 2020

Revenues

Revenues increased to $11,916,065   during the three months ended June 30, 2021, as compared with $3,438,674 in revenues for the same period ended 2020 primarily due to revenues from our digital currency mining segment.

Loss from Operations

Our cost and expenses were $26,534,244 for the three months ended June 30, 2021, resulting in loss from operations of ($14,618,179), as compared with cost and expenses of $5,582,273 for the three months ended June 30, 2020, resulting in loss from operations of ($2,143,599).

The increase in our cost of revenues for the three  months ended June 30, 2021, was mainly the result of an increase in inventory expenses, direct labor related to energy project installations and increased energy costs as a result of additional miners being deployed.

Professional fees increased to $2,047,654 for the three months ended June 30, 2021, from $709,367 for the same period ended June 30, 2020. Our professional fees expenses for the three months ended June 30, 2021 consisted mainly of legal fees of $1,338,092, which was largely related to our efforts to resolve outstanding litigation, consulting fees of $313,366, external marketing fees of $271,362, and accounting, audit and review fees of $89,708. Our professional fees expenses for the three months ended June 30, 2020 consisted mainly of officers and directors’ consulting fees of $105,500, consulting fees of $434,236, and accounting, audit and review fees of $25,900 and stock-based compensation of $143,731.

Payroll expenses increased to $11,830,196 for the three months ended June 30, 2021, from $996,555 for the same period ended 2020. Our payroll expenses for the three months ended June 30, 2021 consisted mainly of salary and wages expense of $8,640,807 which included non-recurring executive compensation of $4,700,000   and employee stock-based compensation of $3,189,389. Our payroll expenses for the three months ended June 30, 2020 consisted mainly of salary and wages expense of $967,355 and employee stock-based compensation of $26,200.

General and administrative expenses increased to $1,430,339 for the three months ended June 30, 2021, from $279,045 for the same period ended 2020. The increase in our general and administrative expenses for the three months ended June 30, 2021 was mainly a result of marketing expenses of $568 ,150, dues and subscriptions of $283,300 , insurance expenses of $209,673 , and rent expenses of $87,425. Our general and administrative expenses for the three months ended June 30, 2020 consisted mainly of marketing expenses of $32,322, rent expenses of $34,445, insurance expenses of $65,833, dues and subscriptions of $61,675, and office expense of $6,267.

Depreciation and amortization expense increased to $3,656,757 for the three months ended June 30, 2021, from $745,244 for the same period ended 2020 mainly due to the depreciation expense related to the increase in equipment used in the data center and digital currency miners as compared to the prior period.

We incurred certain expenses that were considered non-recurring expenses in the current quarter totaling 7,883,939. After accounting for these non-recurring expenses we expect that the remaining underlying professional fees, payroll expenses, and general and administrative fees will increase in future quarters as we further implement our business plan. As we execute on customer contracts, we may also be required to hire and compensate additional personnel and support increased operational costs.

Other expenses

Other expenses decreased to ($2,058,948) for the three months ended June 30, 2021, from ($6,407,702) for the same period ended June 30, 2020. Our other income/(expense) for the three months ended June 30, 2021 consisted mainly of realized gain on sales of digital currency of $36,438, a realized gain on sale of equity securities of $105,908, an unrealized loss on equity securities of ($170,586), derivative loss of ($2,060,774), and net interest income of $28,625. Our other income/(expenses) for the three months ended June 30, 2020 consisted mainly of an unrealized loss on equity securities of ($80,500), derivative gain of $719,294 and interest expense of ($7,066,496).

Net Loss

We recorded a net loss of $16,677,127 for the three months ended June 30, 2021, as compared with a net loss of $8,551,301 for the same period ended June 30, 2020 mainly due to an increase in payroll expenses, impairment losses and unrealized losses on equity and derivative securities.

Results of operations for the nine months ended June 30, 2021 and 2020

Revenues

Revenues increased to $22,293,321   during the nine months ended June 30, 2020, as compared with $8,073,781 in revenues for the same period ended 2020 primarily due to revenue from our Cryptocurrency mining.

Loss from Operations

Our cost and expenses were $45,578,572 for the nine months ended June 30, 2021, resulting in loss from operations of ($23,285,251), as compared with cost and expenses of $15,480,893 for the nine months ended June 30, 2020, resulting in loss from operations of ($7,407,112).

Professional fees increased to $6,216,931 for the nine months ended June 30, 2021, from $3,231,945 for the same period ended June 30, 2020. Our professional fees expenses for the nine months ended June 30, 2021 consisted mainly of legal fees of $4,194,169 largely related with litigation expenses that were resolved in the current quarter (see legal proceedings) , consulting fees of $933,429, external marketing fees of $599,123, accounting, audit and review fees of $393,590. Our professional fees expenses for the nine months ended June 30, 2020 consisted mainly of officers and directors’ consulting fees of $571,654, consulting fees of $1,233,008, legal fees of $332,080 and accounting, audit and review fees of $120,060 and stock-based compensation of $975,143. Professional fees increased in 2021 mainly as a result of increased legal fees as discussed above.

Payroll expenses increased to $18,406,494 for the nine months ended June 30, 2021, from $2,692,474 for the same period ended 2020. Our payroll expenses for the nine months ended June 30, 2021 consisted mainly of salary and wages expense of $13,451,051 which included non-recurring executive compensation of $4,700,000     and employee stock-based compensation of $4,955,443. Our payroll expenses for the nine months ended June 30, 2020 consisted mainly of salary and wages expense of $2,606,586 and employee stock-based compensation of $85,888.

General and administrative fees increased to $3,623,632 for the nine months ended June 30, 2021, from $820,837 for the same period ended 2020.  The increase in our general and administrative expenses for the nine months ended June 30, 2021 was mainly a result of marketing expenses of $1,256,812 , dues and subscriptions of $689,400, insurance expenses of $454,314, rent expenses of $404,722, and bad debt expenses of $234,112. Our general and administrative expenses for the nine months ended June 30, 2020 consisted mainly of marketing expenses of $108,869, travel expenses of $80,648, rent expenses of $82,904, insurance expenses of $159,519, dues and subscriptions of $230,713 and office expense of $27,467.

Depreciation and amortization expense increased to $6,883,020 for the nine months ended June 30, 2021, from $2,126,313 for the same period ended 2020.

We expect that our operating expenses will increase in future quarters as we further implement our business plan. As we execute on customer contracts we may be required to hire and compensate additional personnel and support increased operational costs.

Other income (Expenses)

Other income/(expenses) increased to $6,840,632 for the nine months ended June 30, 2021, from ($8,875,541) for the same period ended June 30, 2020. Our other income/(expense) for the nine months ended June 30, 2021 consisted mainly of income related to the forgiveness of debt of $531,169, realized gain on sales of digital currency of $672,065, an unrealized gain on equity securities of $98,914, derivative gain of $5,319,361, and net interest income of $101,367. Our other income/(expenses) for the nine months ended June 30, 2020 consisted mainly of an unrealized gain on equity securities of $78,368, derivative gain of $1,544,185 and interest expense of ($10,518,094).

Net Loss

We recorded a net loss of $16,444,619 for the nine months ended June 30, 2021, as compared with a net loss of $16,282,653 for the same period ended June 30, 2020.

Liquidity and Capital Resources

As of June 30, 2021, we had total current assets of $51,850,309  , consisting of cash, digital currency, accounts receivable, and prepaid expenses and other current assets, and total assets in the amount of $297,488,821. Our current and total liabilities as of June 30, 2021 were $11,910,017   and $15,693,207 respectively. We had working capital of $39,940,292   as of June 30, 2021.   During the three-month periods ending  June 30, 2021 and March 31, 2021, the Company mined approximately 191 and 144 bitcoin, respectively, an increase of 47 bitcoin, or 32%, over the prior quarter. The average price of bitcoin increased from $45,265 to $46,445, or 2.6%, during the three-month period ending March 31, 2021 and June 30, 2021, respectively.

Our sources of liquidity and cash flows are used to fund ongoing operations, research and development projects for new products and technologies and provide ongoing support services for our customers. Over the next year, we anticipate that we will use our liquidity and cash flows from our operations to fund our growth. In addition, as part of our business strategy, we occasionally evaluate potential acquisitions of businesses and products and technologies. Accordingly, a portion of our available cash may be used at any time for the acquisition of complementary products, services, or businesses. Such potential transactions may require substantial capital resources, which may require us to seek additional debt or equity financing. We cannot assure you that we will be able to successfully identify suitable acquisition candidates, complete acquisitions, integrate acquired businesses into our current operations, or expand into new markets. Furthermore, we cannot provide assurances that additional financing will be available to us in any required time frame and on commercially reasonable terms, if at all.

Given the Company’s potential sources of liquidity and cash flows, management believes that the Company has sufficient liquidity to satisfy its anticipated working capital requirements for its ongoing operations and obligations for at least the next twelve months given that the Company’s management prepares budgets and monitors the financial results of the Company as a tool to align liquidity needs to the recurring business requirements. However, the Company shall continue to evaluate its capital expenditure needs based upon factors including but not limited to the Company’s revenues from operations and mining, growth rate, the timing and extent of spending to support development efforts, the expansion of the Company’s sales and marketing, the timing of new product introductions, and the continuing market acceptance of the Company’s products and services and bitcoin prices. If cash generated from operations is insufficient to satisfy the Company’s capital requirements, the Company may open a revolving line of credit with a bank, or it may have to sell additional equity or debt securities or obtain expanded credit facilities to fund its operating expenses, pay its obligations, diversify its geographical reach, and grow the Company. In the event such financing is needed in the future, there can be no assurance that such financing will be available to the Company, or, if available, that it will be in amounts and on terms acceptable to the Company. If the Company cannot raise additional funds when it needs or wants them, the Company’s operations and prospects could be negatively affected. However, if cash flows from operations become insufficient to continue operations at the current level, and if no additional financing were obtained, then management would restructure the Company in a way to preserve its business while maintaining expenses within operating cash flows.

Operating Activities

Operating activities used $23,627,889 in cash for the nine months ended June 30, 2021, as compared with $3,679,081 for the same period ended June 30, 2020. Our use of net cash in operating activities were primarily driven by gain on derivative asset of $5,319,361, realized gain on sale of digital currency of $672,065, and PPP loan forgiveness of $531,169, offset mainly by stock based compensation of $8,599,029, impairment expense of $3,720,481, depreciation and amortization of $6,883,020, and bad debt provision of $234,112. Other components of our negative operating cash flow are the changes in operating assets and liabilities including increase in prepaid expenses of ($2,914,993), increase in accounts payable of $3,699,298, increase in digital currency of $16,098,643, increase in contract liabilities of $532,675, increase in accounts receivable of $1,298,308, increase in digital currency issued for services of $162,038, amortization of operating lease of $271,715, decrease in contract asset of $4,103, and increase in inventory of $3,978,257. This is partially offset by a decrease in lease liabilities of $272,123, a realized gain on equity security of $105,908, and an unrealized gain on equity security of $98,914.

Our net loss of $16,282,653 was the main component of our negative operating cash flow for the nine months ended June 30, 2020, offset mainly by unrealized gain on equity security of ($78,368), gain on derivative asset of ($1,544,185), depreciation and amortization of $2,126,313, amortization of debt discounts of $9,022,759, increase in accounts payable of $2,347,566, and stock-based compensation of $1,171,632.

Investing Activities

Investing activities used ($191,096,439) during the nine months ended June 30, 2021, as compared with ($2,667,702) for the same period ended June 30, 2020. Our increase in deposits on mining equipment of 125,855,501 was the main component of our negative investing cash flow for the nine months ended June 30, 2021. Our sale of digital currencies of $2,499,757, acquisition of ATL Data Centers, LLC of $45,783, acquisition of Solar Watt Solutions, Inc. of ($1,000,337), investment in infrastructure development of ($6,431,664), purchase of property and equipment of ($60,536,521), and proceeds from the sale of equity securities $182,044 were the main components of our investing cash flow for the nine months ended June 30, 2021. Our acquisition of p2kLabs, Inc. of $1,141,990, investment in International Land Alliance and other equity securities of $750,000, investment in Contractual Joint Venture of $660,000, and purchase of fixed assets of $30,787 were the main components of our negative investing cash flow for the nine months ended June 30, 2020.

Financing Activities

Cash flows received from financing activities during the nine months ended June 30, 2021 amounted to $233,807,996, as compared with $463,702 for the nine months ended June 30, 2020. Our cash flows from financing activities for the nine months ended June 30, 2021 consisted of repayments of ($5,865,476) on promissory notes, proceeds from exercise of warrants of $3,731,563, proceeds from underwritten offerings of $236,123,384, and payments on finance leases of ($181,475). Our cash flows from financing activities for the nine months ended June 30, 2020 consisted of repayments of ($67,467) on promissory note and proceeds from promissory notes of $531,169.

Inflation

We have not been affected materially by inflation during the periods presented, and no material effect is expected in the near future.

Known Trends or Uncertainties

We have seen some consolidation in our industry during economic downturns. These consolidations have not had a significant negative effect on our total sales; however, should consolidations and downsizing in the industry continue to occur, those events could adversely impact our revenues and earnings going forward.

Although there are signs that COVID-19 may begin to taper off, COVID-19 still has an impact on worldwide economic activity, and the ongoing effects of the COVID-19 pandemic may adversely impact our business. In response to the COVID-19 pandemic, many state, local, and foreign governments have put in place restrictions in order to control the spread of the disease. Such restrictions, or the perception that further restrictions could occur, have resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions, and cancellation or postponement of events, among other effects that impacted productivity and disrupted our operations and those of our partners, suppliers, contractors, and customers.

During the pandemic, as state, local, and foreign governments implemented (and may continue to implement) preventative measures to contain or mitigate the outbreak of COVID-19, the usage of our products and services fluctuated following such implementation, and we cannot predict how usage levels will continue to be impacted by these preventative measures. There is no assurance that customers will continue to use our products and services, or to the same extent, as the COVID-19 pandemic begins to taper off or when it has ended. As a result, it has been difficult to accurately forecast our revenues or financial results, especially given that the near and long term impact of the pandemic remains uncertain. In addition, while the potential impact and duration of the COVID-19 pandemic on the economy and our business in particular may be difficult to assess or predict, the pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, and may reduce our ability to access additional capital, which could negatively affect our liquidity in the future. Our results of operations could be materially below our forecasts as well, which could adversely affect our results of operations, disappoint analysts and investors, or cause our stock price to decline.

Furthermore, a decrease in orders of our products and services in a given period could negatively affect our revenues in future periods. The COVID-19 pandemic may also have the effect of heightening many of the other risks described in the “Risk Factors” section of our September 30, 2020 Annual Report on Form 10-K filed December 17, 2020. We may take further actions that alter our operations as may be required by federal, state, or local authorities, or which we determine are in our best interests. While much of our operations can be performed remotely, certain activities often require personnel to be on-site, and our ability to carry out these activities have been, and may continue to be negatively impacted if our employees or local personnel are not able to travel. In addition, for activities that may be conducted remotely, there is no guarantee that we will be as effective while working remotely because our team is dispersed and many employees and their families have been negatively affected, mentally or physically, by the COVID-19 pandemic. Decreased effectiveness and availability of our team could harm our business. In addition, we may decide to postpone or cancel planned investments in our business in response to changes in our business as a result of the spread of COVID-19, which may impact our ability to attract and retain customers and our rate of innovation, either of which could harm our business.

We do not yet know the full extent of potential delays or impacts on our business, operations, or the global economy as a whole. While there have recently been vaccines developed and administered, and certain government orders and restrictions in particular cities, counties, and states have been lifted as the spread of COVID-19 starts to get contained and mitigated, we cannot predict the timing of the vaccine roll-out globally or the efficacy of such vaccines, and we do not yet know how businesses, customers, contractors, suppliers, or our partners will operate in a post COVID-19 environment, especially if additional or supplemental governmental orders, limitations, and restrictions are reinstated. There may be additional costs or impacts to our business and operations, including when we are able to resume in person activities, travel, and events. In addition, there is no guarantee that a future outbreak of this or any other widespread epidemics will not occur, or that the global economy will recover, either of which could harm our business.

Off Balance Sheet Arrangements

As of June 30, 2021, there were no off-balance sheet arrangements.

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

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2021. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2021, our disclosure controls and procedures were not effective. The Company is in process of implementing increased internal controls and procedures across all its subsidiaries, both recently formed and/or acquired with a goal of having effective controls by the end of its current fiscal year.

Changes in Internal Control over Financial Reporting

Other than remediation actions related to our previous material weakness in our internal controls, there has been no change in our internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to litigation, claims, investigations and audits arising from time to time in the ordinary course of our business.

CleanSpark, Inc. v. Discover Growth Fund, LLC

 As previously reported on Current Reports on Form 8-K filed by CleanSpark, Inc., a Nevada corporation (the “Company”), with the Securities and Exchange Commission (the “SEC”) on August 11, 2020 and May 5, 2021, an Annual Report on Form 10-K filed by the Company with the SEC on December 17, 2020, a Quarterly Report on Form 10-Q filed by the Company with the SEC on February 12, 2021 and elsewhere in certain SEC filings, the Company had been engaged in ongoing litigation with an investor (the “Investor”).

On June 14, 2021, the Company and Investor entered into a mutual settlement agreement (the “Settlement Agreement”), pursuant to which the parties agreed, among other things, (i) to settle and dismiss, with prejudice, all pending actions related to the parties’ dispute (collectively, the “Actions”); (ii) to mutually release all claims, whether known or unknown, that either party may have now or in the future related thereto; and (iii) to terminate all of the agreements previously entered into by and between the parties, including all rights and obligations set forth therein (collectively, the “Prior Agreements”), provided, however, that (a) any and all warrants previously issued to Investor pursuant to the Securities Purchase Agreement dated December 31, 2018 and the Purchase Agreement dated April 17, 2019 (the “Prior SPAs”) (collectively, the “Warrants”) shall remain in force and effect, and (b) within a commercially reasonable amount of time after execution of the Settlement Agreement, Investor shall irrevocably assign the Warrants to an otherwise unaffiliated third party. Each party agreed to bear its own fees and costs for the Actions. The Settlement Agreement contains no admission or concession of fault, or of the truth of or validity or sufficiency of any allegation, contention or claim of either the Company or the Investor.

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

Ciceri, derivatively on behalf of CleanSpark, Inc., v. Bradford, Love, Schultz, Beynon, McNeill, and Wood (consolidated with Perna, derivatively on behalf of CleanSpark, Inc., v. Bradford, Love, Schultz, Beynon, McNeill, and Wood)

On May 26, 2021, Andrea Ciceri (“Ciceri”), derivatively on behalf of CleanSpark, Inc., filed a verified shareholder derivative action (the “Ciceri Derivative Action”) in the United States District Court in the District of Nevada against Chief Executive Officer, Zachary Bradford (“Bradford”), Chief Financial Officer, Lori Love (“Love”) and Directors Matthew Schultz, Roger Beynon, Larry McNeill and Tom Wood (Bradford, Love and Directors collectively referred to as “Defendants.”) On June 22, 2021, Mark Perna (“Perna”) filed a verified shareholder derivative action (the “Perna Derivative Action”) in the same Court against the same Defendants making substantially similar allegations. On June 29, 2021, the court consolidated the Ciceri Derivative Action with the Perna Derivative Action in accordance with a stipulation among the parties (the consolidated case referred to as the ”Derivative Action”). The Derivative Action alleges that Defendants: (1) made materially false and misleading public statements about the Company’s business and prospects; (2) did not maintain adequate internal controls; and (3) did not disclose several related party transactions benefitting insiders, questionable uses of corporate assets, and excessive compensation. The claims asserted against all Defendants include breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. A claim for contribution under Sections 10(b) and 21D of the Securities and Exchange Act is asserted against only Bradford and Love. The Derivative Action seeks declaratory relief, monetary damages, and imposition of adequate corporate governance and internal controls.

Although the ultimate outcome of the Derivative Action cannot be determined with certainty, the Company stands behind all of its prior statements and disclosures, and believes that the claims raised in that case are entirely without merit. The Company intends to both defend itself vigorously against these claims and to vigorously prosecute any counterclaims.

Notwithstanding the Derivative Action’s lack of merit, however, it may distract the Company and cost the Company’s management time, effort and expense to defend against the claims. Notwithstanding the Company’s belief that the Company and its management have complied with all of their obligations under applicable securities regulations, no assurance can be given as to the outcome of the Derivative Action, and in the event the Company does not prevail in such action, the Company, its business, financial condition and results of operations would be materially and adversely affected.

Item 1A. Risk Factors

Please carefully consider the information set forth in this Quarterly Report on Form 10-Q and the risk factors discussed in Part I, Item 1 A. of our Annual Report on Form 10-K for the year ended September 30, 2020, Part II, Item 1. A of our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2020, our Quarterly Report on Form 10-Q for the fiscal quarter ended on June 30, 2021 and the risk factors starting on page S-11 of our Prospectus Supplement filed on March 18, 2021 and the Prospectus Supplement filed on June 3, 2021 (the “Prospectus Supplements”), each of which is incorporated by reference in this Quarterly Report on Form 10-Q, which could materially affect our business, financial condition or future results. In evaluating our business, you should carefully consider the risk factors discussed in our Annual Report on Form 10-K, as updated by our subsequent filings under the Exchange Act and the Prospectus Supplement. The occurrence of any of the risks discussed in such filings, or other events that we do not currently anticipate or that we currently deem immaterial, could harm our business, prospects, financial condition and results of operations. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The information set forth below relates to our issuances of securities without registration under the Securities Act of 1933 during the reporting period which were not previously included in an Annual Report on Form 10-K, Quarterly Report on Form 10-Q, or Current Report on Form 8-K.

During the period commencing April 1, 2021 through June 30, 2021, the Company issued 11,344 shares of common stock as in relation to compensation for services.

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

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Index

Exhibit Number	Exhibit Description	Form	File No.	Exhibit Filing Date	Filing Date	Filed Herewith
10.1	Non-Fixed Price Sales and Purchase Agreement between CleanSpark, Inc. and Bitmain Technologies Limited	10-Q	001-39187	10.1	May 6, 2021
10.2	Form of Hardware Purchase & Sales Agreement	10-Q	001-39187	10.2	May 6, 2021
10.3	Form of Future Sales and Purchase Agreement	10-Q	001-39187	10.3	May 6, 2021
10.4	Form of Agreement for Sale of Equipment	10-Q	001-39187	10.4	May 6, 2021
10.5	Amendment to Employment Agreement by and between CleanSpark, Inc., and Zachary K. Bradford, dated April 16, 2021	10-Q	001-39187	10.5	May 6, 2021
10.6	Amendment to Employment Agreement by and between CleanSpark, Inc. and Lori Love, dated April 16, 2021	10-Q	001-39187	10.6	May 6, 2021
10.7	Amendment to Employment Agreement by and between CleanSpark, Inc. and S. Matthew Schultz, dated April 16, 2021.	10-Q	001-39187	10.7	May 6, 2021
10.8+	Amendment to Amended and Restated Employment Agreement by and between CleanSpark, Inc. and Amer Tadayon, dated June 9, 2021.	8-K	001-39187	10.1	June 15, 2021
10.9	Lease, by and between ATL Data Centers LLC and Arkhos Property Group Holdings,LLC, dated June 5, 2020.					X
10.10	At the Market Offering Agreement, by and between CleanSpark, Inc. and H.C. Wainwright & Co., LLC, dated June 3, 2021	8-K	001-39187	10.1	June 3, 2021
10.11†	Coinmint Collection Mining Services Agreement, by and between CleanBlok, Inc. and Coinmint, LLC, dated July 8, 2021.					X
10.12	Purchase Agreement, by and between CSRE Properties, LLC and MDRE-Norcross, LLC					X

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**.	X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101 INS**	Inline XBLR Instance Document	X
101 SCH**	Inline XBLR Taxonomy Extension Schema Document	X
101 CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101 LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101 PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
101 DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
104*9*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101 attachments)	X

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

** The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the

Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

+ Indicates management contract or compensatory plan.

† Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 16, 2021	By: /s/ Zachary K. Bradford Zachary K. Bradford Title: Chief Executive Officer (Principal Executive Officer)

Date: August 16, 2021	By: /s/Lori L. Love Lori L. Love Title: Chief Financial Officer (Principal Financial and Accounting Officer)

