Form 10-K
period 2021-09-30
CLEANSPARK, INC.
filed 2021-12-14
CIK 827876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

Commission file number: 001-39187

CleanSpark, Inc.
(Exact name of registrant as specified in its charter)

Nevada	87-0449945
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2370 Corporate Circle, Suite 160 Henderson, Nevada	89074
(Address of principal executive offices)	(Zip Code)
Registrants telephone number, including area code: (702) 941-8047

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	CLSK	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: N/A

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [X] No [ ]

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

Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of large accelerated filer, accelerated filer, smaller reporting company, and "emerging growth company" in Rule 12b-2 of the Exchange Act.

☒ Large accelerated Filer	☐ Accelerated Filer
☐ Non-accelerated Filer	☐ Smaller reporting company
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

Yes [ ] No [X]

The aggregate market value of the common stock held by non-affiliates as of March 31, 2021 (the last business day of the registrants most recently completed second fiscal quarter), was approximately $702,832,610 based on the per share closing price as of March 31, 2021 quoted on the Nasdaq Capital Market for the registrant’s common stock, which was $23.89.

As of December 14, 2021, there were 41,447,776 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement to be delivered to its shareholders in connection with the registrant’s 2022 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Such definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

1

CLEANSPARK, INC.

Form 10-K for the Fiscal Year Ended

September 30, 2021

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain statements that are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements may include terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or comparable terminations. These forward-looking statements include, but are not limited to, statements regarding future operating results, potential risks pertaining to these future operating results, future plans or prospects, anticipated benefits of proposed (or future) acquisitions, dispositions and new facilities, growth, the capabilities and capacities of business operations, any financial or other guidance, expected capital expenditures and all statements that are not based on historical fact, but rather reflect our current expectations concerning future results and events. These forward-looking statements are based on management’s current expectations, estimates, forecasts, and projections about our business and the industry in which we operate, as well as the economy, trends and other future conditions, and are subject to significant risks and uncertainties, and are subject to changes based on various factors, some of which are beyond our control. Therefore, we can give no assurance that the results implied by these forward-looking statements will be realized. Furthermore, the inclusion of forward-looking information should not be regarded as a representation by the Company or any other person that future events, plans or expectations contemplated by the Company will be achieved. The following important factors, among others, could affect future results and events, causing those results and events to differ materially from those expressed or implied in our forward-looking statements:

• our ability to achieve profitability, and to maintain profitability, in the future;
• high volatility in the value attributable to our business;

•        the rapidly changing regulatory and legal environment in which we operate, may lead to unknown future challenges to operating our business or which may subject our business to added costs and/or uncertainty regarding the ability to operate;

• our ability to keep pace with technology changes and competitive conditions;
• our ability to execute on our business strategy; and
• other risks and uncertainties related to our business plan and business strategy.

For a further list and description of various risks, factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the Risk Factors and Management’s Discussion and Analysis of Financial Condition and Results of Operations sections contained in this document, and any subsequent reports on Form 10-Q and Form 8-K, and other filings we make with the Securities and Exchange Commission (“SEC”). Given these risks and uncertainties, the reader should not place undue reliance on these forward-looking statements.

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

PART I

Item 1. Business

As used in this Annual Report on Form 10-K, the terms “we,” “us,” “our,” the “Company,” “CleanSpark, Inc.” and “CleanSpark” mean CleanSpark, Inc. and its consolidated subsidiaries, unless otherwise indicated.

Overview

CleanSpark, Inc. is a leading bitcoin mining and diversified energy company incorporated in Nevada, whose common stock is listed on the Nasdaq Capital Market. We sustainably mine bitcoin; we also provide advanced energy technology solutions to commercial and residential customers to solve modern energy challenges. The Company, through itself and its wholly owned subsidiaries, has operated in the digital currency mining sector since December 2020, and in the alternative energy sector since March 2014.

We are currently working with industry leaders and other advisors in developing a long-term sustainability and clean energy plan. We are also using all available clean and renewable energy resources that we currently have reasonable access to in all of our bitcoin mining locations in order to further support our sustainability efforts.

Lines of Business

Digital Currency Mining Segment

Through our wholly owned subsidiaries, ATL Data Centers LLC (“ATL”) and CleanBlok, Inc. (“CleanBlok”), we mine bitcoin. We entered the bitcoin mining industry through our acquisition of ATL in December 2020. We acquired a second data center in August 2021 and have had a co-location agreement with New York-based Coinmint in place since July 2021. Bitcoin mining has now become our principal revenue generating business activity. We currently intend to continue to acquire additional facilities, equipment and infrastructure capacity to continue to expand our bitcoin mining operations.

Bitcoin was introduced in 2008 with the goal of serving as a digital means of exchanging and storing value. Bitcoin is a form of digital currency that depends upon a consensus-based network and a public ledger called a “blockchain,” which contains a record of every bitcoin transaction ever processed. The bitcoin network is the first decentralized peer-to-peer payment network, powered by users participating in the consensus protocol, with no central authority or middlemen, that has wide network participation. The authenticity of each bitcoin transaction is protected through digital signatures that correspond with addresses of users that send and receive bitcoin. Users have full control over remitting bitcoin from their own sending addresses. All transactions on the bitcoin blockchain are transparent, allowing those running the appropriate software to confirm the validity of each transaction. To be recorded on the blockchain, each bitcoin transaction is validated through a proof-of-work consensus method, which entails solving complex mathematical problems to validate transactions and post them on the blockchain. This process is called mining. Miners are rewarded with bitcoins, both in the form of newly-created bitcoins and fees in bitcoin, for successfully solving the mathematical problems and providing computing power to the network.

Factors such as access to computer processing capacity, interconnectivity, electricity cost, environmental factors (such as cooling capacity) and location play important roles in mining. As of the date of this filing, our mining units are currently capable of producing over 1.3 exahash/s (“EH”) in hash rate capacity. In cryptocurrency mining, “hash rate” is a measure of the processing capacity and speed by which a mining computer mines and processes transactions on the bitcoin network. Our activities in this area are complemented by our energy background and planning is underway to deploy our portfolio of energy technologies to advance our bitcoin mining business, with the goal of maximizing energy savings, increasing total power capacity, providing resilient electricity, and reducing greenhouse gas emissions. We are expanding our bitcoin mining business with the goal of reaching 2.0 EH/s in hashrate capacity at or near the end of December 31, 2021. We expect to exceed 3 EH/s in capacity by mid-to-late 2022. Hash rate capacity is one of the most important metrics for evaluating bitcoin mining companies.

We obtain bitcoin as a result of our mining operations; while we retain a significant portion of the bitcoin, we have sold, and intend to sell bitcoin from time to time, to support our operations and strategic growth. We do not currently plan to engage in regular trading of bitcoin (other than as necessary to convert our bitcoin to U.S. dollars) or to engage in hedging activities related to our holding of bitcoin; however, our decisions to hold or sell bitcoin at any given time may be impacted by the bitcoin market, which has been historically characterized by significant volatility. Currently, we do not use a formula or specific methodology to determine whether or when we will sell bitcoin that we hold, or the number of bitcoins we will sell. Rather, decisions to hold or sell bitcoins are currently determined by analyzing forecasts and monitoring the market in real time.

Through our recently formed wholly owned subsidiaries, CSRE Properties, LLC, CSRE Property Management Company LLC, and CSRE Properties Norcross, LLC, we maintain real property holdings for ATL and CleanBlok.

Energy Segment

We provide energy solutions through our wholly-owned subsidiaries CleanSpark, LLC, CleanSpark Critical Power Systems, Inc., GridFabric, LLC, and Solar Watt Solutions, Inc. These solutions consist of engineering, design and software solutions, custom hardware solutions, Open Automated Demand response (“OpenADR”), solar, energy storage for microgrid and distributed energy systems to military, commercial and residential customers in Southern California and through the world.

Our solutions are supported by our proprietary suite of software platforms (collectively, the “Platforms”) that include microgrid energy modeling, energy market communications and energy management solutions as summarized below:

•	mPulse and mVoult: Patented, proprietary controls platforms that enable integration and optimization of multiple energy sources.

•	Canvas: Middleware used by grid operators and aggregators to administrate load shifting programs.

•	Plaid: Middleware used by controls and IoT (internet-of-things) product companies to participate in load shifting programs.

•	mVSO: Energy modeling software for internal microgrid design .

The Platforms were developed to enable the designing, building, and operating of distributed energy systems and microgrids which efficiently manage energy assets. These strategies are generally targeted to achieve resiliency and economic optimization.

We also own patented gasification energy technologies. Our technology converts organic material into synthesis gas, which can be used as fuel for a variety of applications and as feedstock for the generation of DME (Di-Methyl Ether). As previously disclosed, we currently plan to continue to focus on our other offerings.

Other business activities

Through p2kLabs, Inc., we provide design, software development, and other technology-based consulting services. The services provided are generally hourly or fixed-fee project-based arrangements.

Through ATL, we also provide traditional data center services, such as providing customers with rack space, power and equipment, and offer several cloud services including virtual services, virtual storage, and data backup services.

Markets, Geography and Major Customers

Digital Currency Mining Segment

Bitcoin is a global store and exchange of value used by people across the world as an asset and to conduct daily transactions. Mining bitcoin supports the global bitcoin blockchain and the millions of people that depend on it for economic security and other benefits. Strictly speaking, there is no customer market for mining bitcoin but we consider our mining pool operators as customers because they compensate us for providing processing power to the mining pool (see Item 1A. Risk Factors for more information on our mining pool operators). We own and operate our own facilities and do not lease mining space to other mining companies or private individuals that mine. Our wholly-owned mining operations are located in the State of Georgia in the United States. We also have a relationship with a facility located in New York State that hosts a portion of our miners.

Energy Segment

Around the world, an aging energy infrastructure is becoming unstable and unreliable due to increases in loads and limited new, large-scale generation facilities. This inherent instability is compounded by the push to integrate a growing number and variety of renewable but intermittent energy generation assets and advanced technologies into outdated electrical grid systems. Defense installations, industrial complexes, communities, campuses and other aggregators across the world are turning to microgrids as a means to decrease their reliance on the grid, reduce utility costs, utilize cleaner power, and enhance energy security.

The Company’s products and services predominantly serve the energy markets throughout the Americas in the residential, commercial, and industrial sectors. Federal, state and local governmental bodies provide incentives to owners and system integrators of solar energy systems to promote renewable energy in the form of rebates, tax credits, and other similar incentives. These incentives help to catalyze customer acceptance of renewable energy systems as an alternative to utility-provided power. Over the most recent year, our energy business operated extensively in California’s residential energy markets by participating in the state’s Self-Generation Incentive Program (“SGIP”).

For the years ended September 30, 2021 and 2020, respectively, 61.2% and 64.8% of our total energy revenues were associated primarily with three customers. A loss or decline in business with these customers could have an adverse impact on our business, financial condition, and results of operations.

We provide our hardware products under manufacturing and distribution agreements. We provide our software and services at customer locations and from our office located in Carlsbad, California.

Working Capital Items

Digital Currency Mining Segment

The bitcoin mining industry is highly competitive and dependent on specialized mining machines that have few manufacturers. Machine purchases require large down payments and miner deliveries often arrive many months after initial orders are placed.

At the time the Company acquired ATL in December 2020, the Company had approximately 3,471 bitcoin mining units with application-specific integrated circuits (“ASICs”) in operation, which produced approximately 190 petahash/s. Since acquiring ATL, the Company has expanded its operations and purchased additional ASICs. The Company now has 12,900 ASICs (as of the date of this filing) in daily operation, which are producing approximately 1.3 EH/s. In addition to the ASICs in operation, the Company has also entered into futures contracts, pursuant to which it has pre-paid significant down payments to acquire additional mining machines. The majority of miners we operate and expect to operate once received are the latest generation Antminers manufactured by Bitmain, including the S19, S19-Pro, and S19j-Pro. We believe that Bitmain’s miners are the most efficient and productive miners currently on the market, though that may change as new manufacturers enter the market.

In addition to our currently deployed fleet of approximately 12,900 latest-generation miners (as of the date of this filing), we have purchased an additional 26,830 miners that are slated for delivery over the next 12 months. With the full deployment of these miners, our total fleet will consist of approximately 38,610 miners.

Energy Segment

We currently possess a significant amount of inventory, however, our short-term demand currently exceeds our current inventory levels. We are actively working with our current suppliers to satisfy our short-term and anticipated long-term needs. Due to current supply chain dynamics worldwide constraining our ability to secure certain inventory, these constraints have resulting in a significant customer backlog.

Distribution, Marketing and Strategic Relationships

Digital Currency Mining Segment

We have developed strategic relationships with well-established companies in key areas including traditional and renewable energy, infrastructure, and bitcoin mining equipment procurement.

Coinmint

In addition to operating our own mining facilities, we may engage with third-parties to operate mining equipment on behalf of the Company. On July 8, 2021, CleanBlok entered into a services agreement with Coinmint, LLC (“Coinmint”). Pursuant to the agreement, Coinmint has agreed to house and power certain of our cryptocurrency mining equipment in its facilities, and to use commercially reasonable efforts to mine bitcoin on our behalf. All bitcoin mining services performed by Coinmint are conducted using mining equipment owned by the Company. As of the date of this filing, we have received and deployed approximately 6,700 total miners pursuant to the co-location mining services agreement at Coinmint’s facility in New York.

Pursuant to the agreement, as consideration for the services, we pay Coinmint certain services fees, which are based on the operating costs incurred by Coinmint in performing the services, and a variable fee calculated based on the profitability of the bitcoin mined during the relevant payment period, subject to uptime performance commitments. The agreement has an initial term of one year, after which it will renew automatically for three-month periods until terminated in accordance with the terms of the agreement.

Energy Segment

We have developed strategic relationships with well-established companies in key areas including distribution and manufacturing. We sell our products worldwide, with a primary focus on Southern California and the Americas, through our direct product sales force, and partner networks.

Materials and Suppliers

Digital Currency Mining Segment

We engage in high efficiency bitcoin mining by using ASICs. These specialized computers, often called mining rigs, have few manufacturers. A majority of the machines we purchased this year were manufactured by Bitmain, a Chinese company and the preeminent manufacturer of bitcoin mining rigs.

In addition to ASICS, mining equipment includes networking equipment, power cords, racking, other specialized storage, transformers, and energy. We rely on utility providers for our power needs. These utilities buy into local energy mixes to source power. We make every effort to establish our facilities in locations serviced by utilities that generate a substantial portion of their energy from clean and renewable sources. We supplement the energy mix provided by our partners with the purchase of renewable energy credits because the precise ratio of renewable energy in local energy mixes is not within our control. We also intend to generate a portion of our own power through renewable solar energy by installing our microgrid solutions at our mining centers.

Historically, we have been able to manage our supply chains effectively, but global supply chains are highly constrained, and we are experiencing substantial increases in shipping costs and unprecedented logistical delays as we make efforts to ensure timely delivery of equipment. There can be no certainty that we will not be affected in the future, and we believe that there is significant risk that equipment supply chains will be affected in 2022. Inflationary pressures may also impact our fiscal year 2022.

Energy Segment

Although most components essential to our energy business are generally available from multiple sources, we believe there are component suppliers and manufacturing vendors whose loss to us could have an adverse effect on our business and financial condition. The Company also currently engages a contract manufacturer, whereby they exclusively manufacture parallel switchgear, automatic transfer switches and related control and circuit protective equipment for us. The Company sources energy storage devices (batteries) from a variety of vendors based on availability, cost, and quality. If we fail to maintain or expand our relationships with our suppliers and manufacturers, or if one or more that we rely upon to meet anticipated demand reduces or ceases production, it may be difficult to quickly identify and qualify alternatives on acceptable terms. In addition, equipment prices may increase in the coming years, or not decrease at the rates we historically have experienced, due to tariffs or other factors.

In 2021, we experienced periodic supply chain constraints around certain inventory items, most notably battery energy supply systems. Global supply chains are highly constrained, and unprecedented logistical delays have the potential to impact our abilities timely delivery of equipment. There can be no certainty that we will not be affected in the future, and we believe that there is significant risk that equipment supply chains will be affected in 2022. Inflationary pressures may also impact our fiscal year 2022.

Environmental Issues

Digital Currency Mining and Energy Segments

No significant pollution or other types of hazardous emission result from the Company’s direct operations and it is not anticipated that our operations will be materially affected by federal, state or local provisions concerning environmental controls. Our costs of complying with environmental, health and safety requirements have not been material. Starting in the fourth calendar quarter of 2021, we began to voluntarily purchase renewable energy credits to offset a significant portion of our energy usage that is derived from non-renewable sources. The Company has also engaged market professionals to enhance and build a comprehensive environmental, social and governance (“ESG”) strategy.

We do not believe that existing or pending climate change legislation, regulation, or international treaties or accords are reasonably likely to have a material effect in the foreseeable future on our business or markets that we serve, nor on our results of operations, capital expenditures or financial position.  We continue to monitor emerging developments in this area.

Competition

Digital Currency Mining Segment

Bitcoin mining is a global activity. During our most recent fiscal year, a majority of bitcoin mining occurred in China. After China banned bitcoin mining in May 2021, the center of mining moved to North America. Although bitcoin mining by its nature is not a directly competitive business, all miners compete for bitcoin rewards; based on this, we define competitors as other bitcoin miners. Our competitors include large, publicly-listed mining companies, large private mining companies, and, in some cases, independent, individual miners who pool resources. We believe our principal competitive factors include our energy technology background, a combination of owned, operated, and co-located miners and facilities, our strategic use of the bitcoin we mine to fund growth, and our commitment to sustainable business practices, including sourcing renewable energy. Within North America, our major competitors include:

1)	Marathon Digital Holdings
2)	Riot Blockchain, Inc.
3)	Greenidge Generation Holdings
4)	Bit Digital, Inc.
5)	Hut 8 Mining Corp.
6)	Hive Blockchain Technologies
7)	Compute North
8)	Core Scientific
9)	Bitfarms LTD.

In addition to the foregoing, we compete with other companies that focus all or a portion of their activities on mining activities at scale. We face significant competition in certain operational aspects of our business, including, but not limited to, the acquisition of new miners, obtaining the lowest cost of electricity, obtaining clean energy sources, obtaining access to energy sites with reliable sources of power, and evaluating new technology developments in the industry.

Energy Segment

The markets we address in our energy operations are characterized by the presence of both new start-ups and well-established product providers. This industry is capital intensive and highly competitive. The ability to compete effectively is determined by product features, scalability, relative price, lifetime operating cost, product durability and reliability, safety, ease of integration, customer support, design innovation, marketing and distribution capability, service and support and corporate reputation.

We offer turnkey energy solutions which include system design, installation and grid integration. Our Platforms are capable of interoperating with the local utility grid to help users optimize power for their homes or businesses. Our solutions are vendor agnostic. Our solutions are ideal for commercial, industrial, mining, defense, campus and community users, both small and large, with an aim to deliver power at or below the customers cost of utility power. These attributes contribute to our ability to compete with larger, more established competitors. Our major competitors include:

1)	Schneider Electric
2)	Siemens
3)	Spirae
4)	Ageto Energy
5)	PowerSecure
6)	ABB
7)	Homer
8)	Tesla

Intellectual Property

Digital Currency Mining Segment

We do not currently own any patents in connection with our existing and planned digital currency mining related operations. We do rely, and expect to continue relying, upon trade secrets, trademarks, service marks, trade names, copyrights and other intellectual property rights.

Energy Segment

In relation to our microgrid business, we own the following patent: Patent No. 9,941,696 B2 “Establishing Communication and Power Sharing Links Between Components of a Distributed Energy System,” awarded April 10, 2018, which addresses our engineering and data-analytics technologies, processes and procedures. The patent covers our ability to receive data from a plurality of sources within a microgrid, which is then analyzed to forecast power needs across the microgrid, or a combination of multiple 'fractal' microgrids, and then determining whether or when to share power with the requesting module.

In relation to our legacy gasifier business, we own the following patents: Patent No. 9,359,567 “Gasification Method Using Feedstock Comprising Gaseous Fuels;” Patent No. 8,518,133 “Parallel Path, Downdraft Gasifier Apparatus and Method;” Patent No. 8,105,401 “Parallel Path, Downdraft Gasifier Apparatus and Method;” Patent No. 8,347,829 “Electrolytic Reactor and Related Methods for Supplementing the Air Intake of an Internal Combustion Engine.” Another patent, "Parallel Path Downdraft Gasifier Apparatus and Method, US 9,890, 340 B2," awarded February 13, 2018, further enhanced our patent portfolio surrounding our proprietary gasification and waste-to-energy technologies. Our patents begin to expire between 2028 and 2035.

Government Regulation

Digital Currency Mining and Energy Segments

We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. It is anticipated that, absent the occurrence of an extraordinary event, compliance with existing federal, state and local laws, rules and regulations concerning the protection of the environment and human health will not have a material effect upon us, our capital expenditures, or earnings. We cannot predict the effects of any additional regulation or legislation, enforcement policies thereunder and claims for damages for injuries to property, employees, other persons and the environment resulting from our operations. Our operations are subject to environmental regulation by state and federal authorities including the Environmental Protection Agency (“EPA”). This regulation has not increased the cost of planning, designing and operating to date. Although we believe that compliance with environmental regulations will not have a material adverse effect on our operations or results of these operations, there can be no assurance that significant costs and liabilities, including criminal or civil penalties, will not be incurred. Moreover, it is possible that other developments, including stricter environmental laws and regulations, and claims for damages for injuries to property or persons resulting from our activities could result in substantial costs and liabilities.

In the conduct of our activities, our operations will be subject to the requirements of the federal Occupational Safety and Health Act (“OSHA”) and comparable state statutes. The OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of the federal Superfund Amendment and Reauthorization Act and similar state statutes require us to organize information about hazardous materials used, released or produced in our operations. Certain of this information must be provided to employees, state and local governmental authorities and local citizens. We are also subject to the requirements and reporting set forth in OSHA workplace standards.

Blockchain technologies and digital currencies, including bitcoin, are increasingly becoming subject to governmental regulation, both in the U.S. and internationally. Blockchain technologies and cryptocurrency are under review with a number of U.S. governmental agencies, including, without limitation, the SEC, the Commodity Futures Trading Commission, the Federal Trade Commission and the Financial Crimes Enforcement Network of the U.S. Department of the Treasury. State and local regulations also may apply to our digital currency mining. Other governmental or quasi-governmental regulatory bodies have shown an interest in regulating or investigating companies engaged in digital currency related business. For instance, the Cyber-Digital Task Force of the U.S. Department of Justice (the “DOJ”) published a report entitled “Cryptocurrency: An Enforcement Framework” in October 2020. This report provides a comprehensive overview of the possible threats and enforcement challenges the DOJ views as associated with the use and prevalence of digital currencies, amongst other things. Further, in early March 2021, the SEC chairperson nominee expressed an intent to focus on investor protection issues raised by cryptocurrencies.

Presently, we do not believe any U.S. or State regulatory body has taken any action or position adverse to our digital currency mining activities; however, future changes to existing regulations or entirely new regulations may affect our business in ways it is not presently possible for us to predict with any reasonable degree of reliability.

In addition, regulators and the media have expressed concerns related to the potential environmental impacts of bitcoin mining, and its energy-intensive nature in particular. We are not materially impacted by any current regulations targeted toward the digital currency mining industry.

Other than the above regulations and maintaining our good standing in the states in which we operate, complying with applicable local business licensing requirements, complying with all state and federal tax requirements, preparing our periodic reports under the Securities Exchange Act of 1934, as amended, and complying with other applicable securities laws, rules, and regulations, we do not believe that existing governmental regulations will have a material effect on our operations. Certain governmental and quasi-governmental bodies are considering additional regulations in the bitcoin mining and energy industries; it is not currently known whether any such regulations would have a material impact on our businesses. We do not currently require the approval of any governmental agency or affiliated program for our operations.

In the future we may become subject to new laws and/or regulations, such as further regulation by the SEC and other agencies, which may affect our digital currency mining and other activities. For additional discussion regarding our belief about the potential risks existing and future regulation pose to our business, see the Section entitled “Risk Factors,” below.

Product Development

Digital Currency Mining and Energy Segments

Because the distributed energy and related software industry is still in a relatively early state of adoption, our ability to compete successfully is heavily dependent upon our ability to ensure a continual and timely flow of competitive products, services, and technologies to the marketplace. We continue to enhance our existing products in order to drive further commercialization. We may also expand the range of our product offerings and intellectual property through licensing and/or acquisition of third-party business and technology.

Bitcoin mining by its nature has no products.

Human Capital Resources; Employees; Personnel

Digital Currency Mining and Energy Segments

We believe that our future success depends, in part, on our ability to continue to attract, hire, and retain qualified personnel. As of December 1, 2021, we had 87 staff members, 86 of which were full time. Employees participate in equity incentive plans and receive generous compensation in the form of salary and benefits. We continually seek to hire and retain talented professionals, although the competition for such personnel in our segments is significant. None of our employees are represented by a labor union, and we have never experienced a work stoppage.

Company Websites

We maintain a corporate website at: www.cleanspark.com and informational websites for our subsidiaries at www.cleanblok.com, www.gridfabric.io, and www.p2klabs.com.

The contents of these websites are not incorporated in, or otherwise to be regarded as part of, this Annual Report.

We file reports with the SEC, which are available on our website free of charge. These reports include annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Section 16 filings on Form 3, Form 4, and Form 5, and other related filings, each of which is provided on our website as soon as reasonably practical after we electronically file such materials with or furnish them to the SEC. In addition, the SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including the Company.

Item 1A. Risk Factors

We are subject to various risks that may materially harm our business, prospects, financial condition and results of operations. An investment in our common stock is speculative and involves a high degree of risk. In evaluating an investment in shares of our common stock, you should carefully consider the risks described below, together with the other information included in this Annual Report.

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

Risk Factors Summary

Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below and should be carefully considered, together with other information included in this Annual Report.

•	risks arising from pandemics, epidemics or an outbreak of diseases, such as the recent outbreak of the COVID-19 pandemic;
•	supply chain and shipping disruptions have resulted in shipping delays, a significant increase in lead times and shipping costs, and could increase product costs and result in lost sales and bitcoin production;
•	our limited operating history and history of operating losses and negative cash flow;
•	volatile and unpredictable cycles in the emerging and evolving industries in which we operate;
•	competition in the markets in which we operate;
•	our reliance on intellectual property rights to protect our technology;
•	our ability to manage our suppliers and contract manufacturers;

•	our relationships with certain key customers;
•	our limited experience selling our distributed energy focus products and solutions for use in residential markets;
•	the concentration of our solar energy business in Southern California;
•	potential product defect or liability suits, or any recall of our products;
•	our reliance on our management team, and any failure by management to properly manage growth;
•	future strategic acquisitions and other arrangements that we engage in, which could disrupt our business, cause dilution to our stockholders, reduce our financial resources and harm our operating results;
•	our substantial dependency on utility rate structures and government incentive programs that encourage the use of alternative energy sources;
•	our need for financing in the future to sustain and expand our operations and any inability to obtain such financing on acceptable terms, or at all;
•	potential changes in laws and regulations applicable to digital currencies, or interpretations thereof, including, without limitation, banking regulations and securities regulations and regulations governing mining activities, both in the U.S. and in other countries;
•	the uncertain impact of geopolitical and economic events on the demand for bitcoin;
•	our exposure to pricing risk and volatility associated with the value of bitcoin because we do not hedge our investment in bitcoin;
•	the development and acceptance of competing blockchain platforms or technologies;
•	challenges of scaling bitcoin, which, if not overcome, may lead to high fees or slow transaction settlement times;
•	the reward for successfully solving a block will halve in the future and its value may not adjust to compensate us for the reduction in the rewards we receive from our mining efforts;
•	potential actions of malicious actors or botnets;
•	our reliance on a third-party mining pool service provider for our mining revenue payouts;
•	loss, theft or restriction on access to bitcoins and other digital assets we hold;
•	the loss or destruction of private keys required to access our bitcoins and potential data loss relating to our bitcoins;
•	the irreversibility of incorrect or fraudulent bitcoin transactions;
•	forks in the bitcoin network;
•	the open-source structure of the bitcoin network protocol and any failure to properly monitor and upgrade the protocol;
•	the possibility that banks and financial institutions may not provide services to businesses that engage in cryptocurrency-related activities;
•	potential exposure to specifically designated nationals or blocked persons as a result of our interactions with the bitcoin network;
•	the relative novelty and lack of regulation of the digital asset exchanges on which cryptocurrencies, including bitcoin, trade;
•	inadequate sources of recovery if our digital assets are lost, stolen or destroyed;
•	the lack of limitations of FDIC or SIPC protections for the assets we hold;
•	the possible failure to comply with internal control over financial reporting requirements under Section 404 of the Sarbanes-Oxley Act of 2002;
•	the limited rights of legal recourse available to us following any loss of our bitcoins;
•	the possibility that a cryptocurrency other than bitcoin could be more desirable to the digital asset user base;
•	the possibility that our mining costs may exceed our mining revenues;
•	damage of the properties included in our mining operation and inability to get adequate insurance coverage for same;
•	our need for significant electrical power to support our mining operations;
•	competition from other methods of investing in cryptocurrencies;
•	the possibility that operators of bitcoins mining operations may immediately sell bitcoin rewards earned by mining in the market, thereby constraining the growth of the price of bitcoin;
•	risks related to technological obsolescence, the vulnerability of the global supply chain for cryptocurrency hardware disruption, and difficulty in obtaining new hardware;
•	the possible transition of bitcoin mining algorithms to proof of stake validation;
•	potential Internet disruptions;

•	the limited precedent for financial accounting of digital assets, and the possibility of future accounting requirements for transactions involving digital assets;
•	future developments regarding the treatment of digital assets for U.S. federal income and applicable state, local and non-U.S. tax purposes;
•	the price of our common stock may be volatile and could fluctuate widely in price;
•	any future issuance of preferred stock may adversely affect holders of our common stock, as shares of preferred stock may have additional rights, preferences and privileges as compared to the common stock;
•	we have not, and do not intend to, pay dividends on shares of our common stock;
•	if securities or industry analysts do not publish or do not continue to publish research or reports about our business, or if they issue an adverse or misleading opinion regarding our stock, our stock price and trading volume could decline; and
•	Provisions in the Nevada Revised Statutes and our Bylaws could make it very difficult for an investor to bring any legal actions against our directors or officers for violations of their fiduciary duties or could require us to pay any amounts incurred by our directors or officers in any such actions.

Risks Related to Our Business

Our business has been, and in the future may be, subject to risks arising from pandemic, epidemic, or an outbreak of diseases, such as the outbreak of the COVID-19 pandemic.

On March 11, 2020, the World Health Organization declared the COVID-19 outbreak to be a pandemic. Since then, COVID-19 has spread across the globe and is impacting worldwide economic activity, including through quarantines, travel bans and restrictions, shelter-in-place orders, shutdowns of businesses, reductions in business activity, supply chain interruptions and overall economic and financial market instability. These measures have impacted, and may further impact, our workforce and operations, as well as the operations of our customers, our partners and our vendors and suppliers. Our critical business operations, including our headquarters, and many of our key suppliers, are located in regions which have been and continue to be impacted by COVID-19. Our customers and suppliers worldwide have also been affected by COVID-19 and may continue to experience material impacts well beyond the end of the pandemic.

Specifically, the manufacture of components of our products, the final assembly of our products, and other critical operations are concentrated in certain geographic locations that have been impacted by COVID-19 and in which local governments continue to take measures to try to contain the pandemic. There is considerable uncertainty regarding the impact of such measures and potential future measures, including restrictions on manufacturing facilities, on our support operations or workforce, or on our customers, partners, vendors and suppliers. Such measures, as well as restrictions on or disruptions of transportation, such as reduced availability or increased cost of air transport, port closures, and increased border controls or closures, could limit our capacity to meet customer demand and have a material adverse effect on our financial condition and results of operations.

The COVID-19 pandemic and other factors have adversely affected our supply chain, consistent with its effect across many industries, including creating shipping and logistics challenges and placing significant limits on component supplies. These effects on our supply chain have resulted in delayed product availability in our energy business, especially when combined with the demand for our products, and have adversely impacted, and may continue to adversely impact, our ability to meet our energy product demand, result in additional costs, or may otherwise adversely impact our business and results of operations. They have also significantly increased the costs of shipping miners, related components and infrastructure. We expect these impacts, including delayed product availability, to continue for as long as the global supply chain is experiencing these challenges.

The spread of COVID-19 has also caused us to modify our business practices as we comply with state-mandated requirements for safety in the workplace to ensure the health, safety, and welling-being of our employees. While the company has implemented a Vaccination and Testing Policy, we still maintain other measures including personal protective equipment, social distancing, cleanliness of our facilities, and daily monitoring of the health of employees in our facilities, as well as modifying our policies on employee travel and the cancellation of physical participation in meetings, events, and conferences. We may take further actions in response to the pandemic as may be required by government authorities or that we may determine are in the best interests of our employees, customers, partners, and suppliers. However, we have not developed a specific and comprehensive contingency plan designed to address the challenges and risks presented by the COVID-19 pandemic and, even if and when we do develop such a plan, there can be no assurance that such plan will be effective in mitigating the potential adverse effects on our business, financial condition, and results of operations.

In addition, while the extent and duration of the COVID-19 pandemic on the global economy and our business in particular are difficult to assess or predict, the pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, which may reduce our ability to access capital or our customers’ ability to pay us for past or future purchases, which could negatively affect our working capital and liquidity. A recession or financial market correction resulting from the lack of containment and spread of COVID-19 could impact overall spending, adversely affecting demand for our products and services, our business, and the value of our common stock.

The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. The extent of the impact of the COVID-19 pandemic on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, will depend on future developments, including, but not limited to, the duration and continued spread of the pandemic, its severity, further related restrictions on travel, any reopening plans, the effectiveness of actions taken in the United States and other countries to contain and treat the disease, including, without limitation, the effectiveness and timing of vaccination initiatives in the United States and worldwide and the duration, timing, and severity of the impact on customer spending, including any recession resulting from the pandemic, all of which are uncertain and cannot be predicted. An extended period of global supply chain and economic disruption as a result of the COVID-19 pandemic, even after the pandemic subsides, could have a materially adverse impact on our business, results of operations, access to sources of capital and financial condition, though the full extent and duration of any such impact is also uncertain.

Supply chain and shipping disruptions have resulted in shipping delays, a significant increase in shipping costs, and could increase product costs and result in lost sales, which may have a material adverse effect on our business, operating results and financial condition.

Supply chain disruptions, resulting from factors such as the COVID-19 pandemic, labor supply and shipping container shortages, have impacted, and may continue to impact, us and our third-party manufacturers and suppliers. These disruptions have resulted in longer lead times and increased product costs and shipping expenses, including with respect to the delivery of miners that we have purchased. While we have taken steps to minimize the impact of these increased costs by working closely with our suppliers and customers, there can be no assurances that unforeseen events impacting the supply chain will not have a material adverse effect on us in the future. Additionally, the impacts supply chain disruptions have on our third-party manufacturers and suppliers are not within our control. It is not currently possible to predict how long it will take for these supply chain disruptions to cease. Prolonged supply chain disruptions impacting us and our third-party manufacturers and suppliers could interrupt product manufacturing, increased lead times, increased product costs and result in lost sales and bitcoin production, result in a delay in the delivery of miners that we have purchased, and continue to increase shipping costs associated with the delivery of our purchased miners, which may have a material adverse effect on our business, operating results and financial condition.

We have a limited operating history and a history of operating losses and negative cash flow, and we may never achieve consistent profitability.

Our limited operating history, including our recent entry into the digital currency mining business, makes it difficult to evaluate our business and predict our future results of operations. Although we have achieved profitable quarters in the past, to date, we have not maintained consistent profitability from period to period, and no assurances can be made that we will achieve consistent profitability in the near future, if ever. From the Company’s inception through September 30, 2021, we sustained $138,392,118 in cumulative net losses, and we had a net loss for the fiscal year ended September 30, 2021 of $21,812,010. We have generated these losses as we attempt to implement our business plan, including expanding our existing products and customer base. We will not achieve consistent profitability unless and until we can develop a substantial and stable revenue base.

Our future success is difficult to predict because we operate in emerging and evolving industries that are subject to volatile and unpredictable cycles.

The renewable energy, bitcoin mining, microgrid and related industries are emerging and evolving, which may lead to period-to-period variability in our operating results and may make it difficult to evaluate our future prospects. Our energy products and services are based on unique technology that we believe offers significant advantages to our customers, but the markets we serve are in a relatively early stage of development and it is uncertain how rapidly they will develop. It is also uncertain whether our energy products will achieve high levels of demand and acceptance as these markets grow. If companies and customers in the industries we serve do not perceive or value the benefits of our technologies and products, or if they are unwilling to adopt our products as alternatives to traditional power solutions, the market for our products and services may not develop or may develop more slowly than we expect, which could significantly and adversely impact our operating results.

As a supplier to the renewable energy, microgrid and related industries, we may be subject to business cycles, the timing, length, and volatility of which may be difficult to predict. The cyclical nature of our business may be driven by sudden changes in customers’ manufacturing capacity requirements and spending, which depend in part on capacity utilization, demand for customers’ products, inventory levels relative to demand and access to affordable capital. These changes may affect the timing and amounts of customers’ purchases and investments in technology, and affect our orders, net sales, operating expenses, and net income. In addition, we may not be able to respond adequately or quickly to any declines in demand by reducing our costs. To meet rapidly changing demand in each of the industries we serve, we must effectively manage our resources and production capacity. During periods of decreasing demand for our products, we must be able to appropriately align our cost structure with prevailing market conditions, effectively manage our supply chain, and motivate and retain key employees. During periods of increasing demand for our products, we must have sufficient inventory to fulfill customer orders, effectively manage our supply chain, and attract, retain, and motivate a sufficient number of qualified individuals. If we are not able to timely and appropriately adapt to changes in our business environment or to accurately assess where we are positioned within a business cycle, our business, financial condition, or results of operations may be materially and adversely affected.

The markets in which we participate are highly competitive, and we may be unable to successfully compete.

We compete in the highly competitive market for renewable energy products and microgrid technology and associated services, as well as in certain operational aspects of our digital currency mining business, including, but not limited to, the acquisition of new miners, obtaining the lowest cost of electricity, obtaining clean energy sources, obtaining access to energy sites with reliable sources of power, and evaluating new technology developments in the industry. Evolving industry standards, rapid price changes and product obsolescence impact the market and its various participants, including us. Our competitors include many domestic and foreign companies, many of which have substantially greater financial, marketing, personnel and other resources than we do, which may cause us to be at a competitive disadvantage. Our current competitors or new market entrants could introduce new or enhanced technologies, products or services with features that render our technologies, products or services obsolete, less competitive or less marketable. The success of our energy business will be dependent upon our ability to develop products that are superior to existing products and products introduced in the future, and which are cost effective. In addition, we may be required to continually enhance any products that are developed as well as introduce new products that keep pace with technological change and address the increasingly sophisticated needs of the marketplace. Even if our current technologies prove to be commercially feasible, there is extensive research and development being conducted on alternative energy sources that may render our technologies and protocols obsolete or otherwise non-competitive. The success of our digital currency mining business will be further dependent upon our ability to purchase additional miners, adapt to changes in technology in the industry, and to obtain sufficient energy at reasonable prices, amongst other things.

We may also be unable to keep pace with the technological demands of the marketplace or successfully develop products that will succeed in the marketplace. Since many of our competitors are larger, well-established companies that have substantially greater financial, technical, manufacturing, marketing, distribution and other resources than us, we are at an inherent competitive disadvantage. We may not have the capital resources available to undertake the research that may be necessary to upgrade our equipment or develop new devices to meet the efficiencies of changing technologies. Our inability to adapt to technological change could have a materially adverse effect on our results of operations.

We rely on a variety of intellectual property rights to protect our technology, and enforcing those rights could disrupt our business operation and divert resources that could ultimately harm our future prospects.

We rely on a combination of trade secrets, confidentiality agreements and procedures and patents to protect our proprietary technologies.

Our business primarily relies upon trade secret laws and contractual restrictions, such as confidentiality agreements and work-for-hire provisions, to protect our technology, know-how and other proprietary information. It may be cost prohibitive for us to seek to enforce such rights through the legal-enforcement mechanisms available to us, and, in any case, such laws and contractual restrictions may not provide meaningful protection to us against the possible unauthorized use, misappropriation or disclosure of such trade secrets.

In relation to our microgrid business, we also own patents that protect our ability to receive data from a plurality of sources within a microgrid, which is then analyzed to forecast power needs across the microgrid, or a combination of multiple ‘fractal’ microgrids, and then determine whether or when to share power with the requesting module. The claims contained in those and any other patents we own may not provide adequate protection for our products and technology. In the absence of patent protection, our competitors may attempt to copy our products or gain access to our trade secrets and know-how. In addition, the laws of foreign countries may not protect our proprietary rights to our technology to the same extent as the laws of the U.S.

In addition, our ongoing expansion of our business, including, in particular, through the development of products, may result in claims of intellectual property infringement, regardless of merit. If an infringement claim or other dispute arises concerning our technology, we could become involved in litigation that might involve substantial cost. Litigation could divert substantial management attention away from our operations and into efforts to enforce our patents, protect our trade secrets or know-how or determine the scope of the proprietary rights of others. If a proceeding resulted in adverse findings, we could be subject to significant liabilities to third parties, and we might also be required to seek licenses from third parties to manufacture or sell our products. Our ability to manufacture and sell our products may also be adversely affected by other unforeseen factors relating to any such proceeding or its outcome.

A significant part of our success will depend on our ability to manage our suppliers and contract manufacturers, and any failure to do so could materially and adversely affect our results of operations and relations with our customers.

We rely upon a limited number of suppliers to provide the components necessary to build our energy products and contract manufacturers to procure components and assemble our products. In addition, we rely on a limited number of suppliers for the purchase and delivery of our miners to support our digital currency mining operations. There can be no assurance that such key suppliers and contract manufacturers will provide components, products or miners in a timely and cost-efficient manner or otherwise meet our needs and expectations. Any disruption in such key suppliers’ or contract manufacturers could delay our ability to provide our products to our customers or to expand our digital currency mining operations. Our ability to manage such relationships and timely replace suppliers and contract manufacturers, if necessary, is critical to our success. Our failure to timely replace our contract manufacturers and suppliers, should that become necessary, could materially and adversely affect our results of operations and relations with our customers. For example, we depend on Bitmain for the majority of our mining rigs and Pioneer Custom Electrical Products Corp. as a sole source contract manufacturer of our switchgear product lines, and any change in their ability to manufacture and deliver these products could have a significant impact on our results of operations.

Our success is dependent upon our relationships with certain key customers.

In the past, we have derived a significant portion of our revenues from a relatively limited number of customers. Our dependence on a limited number of customers may continue in the future. The loss of any one of our major customers or decrease in demand by those customers could have a material adverse effect on our business, our results of operations and our cash flows.

We have limited experience selling our distributed energy focused products and solutions for use in residential markets, and our increased efforts in this regard may not be as successful as we expect or at all.

As a result of our recent acquisition of Solar Watt, we now are providing solar and alternative energy solutions for homeowners, as well as commercial businesses, and have developed a proprietary platform to enable integration and optimization of solar, energy storage and back-up solutions for residential applications. Historically, however, our products and solutions have been primarily sold into commercial and governmental markets. We have limited experience pursuing the residential markets, and there are unique challenges associated with sales to homeowners and others in the residential market. There can be no assurance that we will be successful in growing profitably (or at all) sales of our residential market focused products and solutions or otherwise achieving success in our efforts in this regard. Further, the success of these efforts will depend on part on expansion of homeowner use of solar energy. To date, solar energy has only achieved limited market acceptance (particularly in regions outside of Southern California, in which regions we intend to expand our services and capabilities), and its continued market acceptance and growth may depend on continued support in the form of performance-based incentives, rebates, tax credits and other incentives from federal, state, local and foreign governments. Additionally, there can be no assurance that we will be able to successfully develop our planned proprietary platform to enable integration and optimization of solar, energy storage and back-up generators for residential applications.

Our solar energy business is concentrated in Southern California, putting us at risk of region-specific disruptions.

Our solar energy customer base is currently concentrated in Southern California, and we expect many of our future solar energy installations to be in California, which could further concentrate our solar energy customer base and operational infrastructure. Accordingly, our business and results of operations are particularly susceptible to adverse economic, regulatory, political, weather and other conditions in California, including the impacts of the COVID-19 pandemic and any legislative changes related to grid operations.

If we are the subject of future product defect or liability suits, or our products are subject to a recall, our business and our reputation could be adversely affected.

In the course of our planned operations, we may become subject to legal actions based on a claim that our energy products are defective in workmanship or have caused personal or other injuries. We may also be subject to lawsuits and other claims in the future if our products malfunction, including, for example, if any of our solar service offerings (such as our racking systems, photovoltaic modules, batteries, inverters, or other products) causes injuries. Because solar energy systems and many of our other current and anticipated products are electricity-producing devices, it is possible that customers or their property could be injured or damaged by our products, whether due to product malfunctions, defects, improper installation or other causes. Further, since our products are used in systems that are made up of components sourced from third party manufacturers, we may be subject to product liability claims even if our products do not malfunction. Additionally, any of our products could be subject to recalls due to product malfunctions or defects.

The successful assertion of product liability claims against us could result in potentially significant monetary damages that could require us to make significant payments, as well as subject us to adverse publicity, damage our reputation and competitive position and adversely affect sales of our systems and other products. We rely on third-party manufacturing warranties, warranties provided by our manufacturing partners and our general liability insurance to cover product liability claims and have not obtained separate product liability insurance. Such warranties and insurance coverage may not be adequate to cover all potential claims. Moreover, even if such warranties and insurance coverage are sufficient, any successful claim could significantly harm our business, reputation, financial condition and results of operations. In addition, product liability claims, injuries, defects or other problems experienced by other companies in the industries in which we operate could lead to unfavorable market conditions for the industry as a whole, and may have an adverse effect on our ability to attract customers and thereby have an adverse effect our growth and financial performance.

We rely heavily on our management team, whose continued service and performance is critical to our future success. Any failure by management to properly manage growth, including hiring and retaining competent and skilled management and other personnel, could have a material adverse effect on our business, operating results, and financial condition.

We currently have four executive officers — our Chief Executive Officer and President, Zachary Bradford, our Chief Financial Officer, Lori Love, our Chief Revenue Officer, Amer Tadayon, and S. Matthew Schulz, our Executive Chairman — who are responsible for our management functions and are responsible for strategic development, financing and other critical functions. Some of the members of our management team and our board of directors may not have prior experience in the energy or cryptocurrency mining industries. This lack of experience may impair our management teams’ and directors’ ability to evaluate and make well-informed decisions involving our current operations and any future projects we may undertake in the industries in which we operate. Such impairment and lack of experience could adversely affect our business, financial condition and future operations.

Our future success depends significantly on the continued service and performance of our existing management team. The departure, death, disability or other extended loss of services of any member of our management team, particularly with little or no notice, could cause delays on projects, frustrate our growth prospects and could have an adverse impact on our client and industry relationships, our project exploration and development programs, other aspects of our business and our financial condition, results of operations, cash flow and prospects.

Our success, growth prospects, and ability to capitalize on market opportunities also depend to a significant extent on our ability to identify, hire, motivate and retain qualified managerial personnel, including additional senior members of management. Our growth may be constrained by resource limitations as competitors and customers compete for increasingly scarce human capital resources. The demand for trained software engineers, electrical engineers, professionals familiar with cryptocurrency mining and other skilled workers is currently high. Our competitors may be able to offer a work environment with higher compensation or more opportunities than we can. Any new personnel we hire may not be or become as productive as we expect, as we may face challenges in adequately or appropriately integrating them into our workforce and culture. If we are unable to attract and retain a sufficient number of skilled personnel, our ability to successfully implement our business plan, grow our company and maintain or expand our product offerings may be adversely affected, and the costs of doing so may increase, which may adversely impact our business, financial condition and results of operations.

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

We have engaged in, and in the future may engage in, strategic acquisitions and other arrangements that could disrupt our business, cause dilution to our stockholders, reduce our financial resources and harm our operating results.

We have previously engaged in strategic transactions, including acquisitions of companies, product lines, technologies and personnel, such as our recent acquisitions of ATL in December 2020 and Solar Watt in February 2021, and, as part of our growth strategy, in the future, we may seek additional opportunities to expand our product offerings or the markets we serve by pursuing strategic transactions. Our ability to grow through future acquisitions will depend on the availability of, and our ability to identify, suitable acquisition and investment opportunities at an acceptable cost, our ability to compete effectively to attract those opportunities and the availability of financing to complete acquisitions. Future acquisitions may require us to issue common stock that would dilute our current stockholders’ percentage ownership, assume or otherwise be subject to liabilities of an acquired company, record goodwill and non-amortizable intangible assets that will be subject to impairment testing on a regular basis and potential periodic impairment charges, incur amortization expenses related to certain intangible assets, incur large acquisition and integration costs, immediate write-offs, and restructuring and other related expenses, and become subject to litigation. The benefits of an acquisition may also take considerable time to develop, and we cannot be certain that any particular acquisition will produce the intended benefits in a timely manner or to the extent anticipated or at all. We may experience difficulties integrating the operations, technologies, products, and personnel of an acquired company or be subjected to liability for the target’s pre-acquisition activities or operations as a successor in interest. Such integration may divert management’s attention from normal daily operations of our business. Future acquisitions may also expose us to potential risks, including risks associated with entering markets in which we have no or limited prior experience (such as our acquisition of our ATL subsidiary, in light of its cryptocurrency mining operations), especially when competitors in such markets have stronger market positions, the possibility of insufficient revenues to offset the expenses we incur in connection with an acquisition and potential loss of, or harm to, our relationships with employees, customers, consumers and suppliers as a result of integration of new businesses.

Our energy business is substantially dependent on utility rate structures and government incentive programs that encourage the use of alternative energy sources. The reduction or elimination of government subsidies and economic incentives for energy-related technologies would harm our business.

We believe that near-term growth of energy-related technologies, including power conversion and solar energy technology, relies partly on the availability and size of government and economic incentives and grants (including, but not limited to, the U.S. Investment Tax Credit and various state and local incentive programs). These incentive programs could be challenged by utility companies, or for other reasons found to be unconstitutional, or could be reduced or discontinued for other reasons, all of which are outside of our control. The reduction, elimination, or expiration of government subsidies and economic incentives could harm our business.

A combination of utility rate structures and government subsidies that encourage the use of alternative energy sources is a primary driver of demand for our energy products. For example, public utilities are often allowed to collect demand charges on commercial and industrial customers in addition to traditional usage charges. In addition, the federal government and many states encourage the use of alternative energy sources through a combination of direct subsidies and tariff incentives such as net metering for users that use alternative energy sources such as solar power. California also encourages alternative energy technology through its Self-Generation Incentive Program, or SGIP, which offers rebates for businesses and consumers who adopt certain new technologies. Other states have similar incentives and mandates which encourage the adoption of alternative energy sources. Notwithstanding the adoption of other incentive programs, we expect that California will be the most significant market for the sale of our energy products in the near term. Should California or another state in which we derive a substantial portion of our product revenues in the future change its utility rate structure or eliminate or significantly reduce its incentive programs, demand for our products could be substantially affected, which would adversely affect our business prospects, financial condition and operating results.

In the future, we may require additional financing to sustain and expand our operations, and we may not be able to obtain financing on acceptable terms, or at all, which would have a material adverse effect on our business, financial condition, results of operations, cash flow and prospects.

Our ability to operate profitably and to grow our business is dependent upon, among other things, generating sufficient revenue from our operations and, when and if needed, obtaining financing. If we are unable to generate sufficient revenues to operate and/or expand our business, we will be required to raise additional capital to fund operating deficits (if applicable) and growth of our business, pursue our business plans and to finance our operating activities, including through equity or debt financings, which may not be available to us on favorable terms, or at all.

To the extent that we raise additional capital through the sale of equity or convertible debt securities, stockholder ownership interest in the Company may be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect rights as a stockholder. Debt and equity financings, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as redeeming our shares of common stock, making investments, incurring additional debt, making capital expenditures or declaring dividends.

We maintain our cash at financial institutions, which at times, exceed federally insured limits.

The majority of our cash is held in accounts at U.S. banking institutions that we believe are of high quality. Cash held in non-interest-bearing and interest-bearing operating accounts may exceed the Federal Deposit Insurance Corporation insurance limits. If such banking institutions were to fail, we could lose all or a portion of those amounts held in excess of such insurance limitations.

If we fail to comply with Section 404 of the Sarbanes-Oxley Act of 2002, the market may have reduced confidence in our reported financial information.

We must continue to document, test, monitor and enhance our internal control over financial reporting in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. We will continue to perform the documentation and evaluations needed to comply with Section 404. If during this process our management identifies one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective, which may cause market participants to have reduced confidence in our reported financial condition.

Risks Related to Our Cryptocurrency Mining Operations

Through our acquisition of ATL in December 2020, we expanded our business to include bitcoin mining, and we are actively trying to grow our bitcoin mining infrastructure, equipment and capacity. Bitcoin mining is a significant portion of our business and revenues and is expected to continue to be the source of a majority of our revenues in the future. Our bitcoin mining activities, both now and in the future, may subject us to inherent risks, including the risks described below and elsewhere in this Annual Report.

If regulatory changes or interpretations of our activities require our registration as a money services business (an “MSB”) under the regulations promulgated by the Financial Crimes Enforcement Network (“FinCEN”) under the authority of the U.S. Bank Secrecy Act (the “BSA”), or otherwise under state laws, we may incur significant compliance costs, which could be substantial or cost-prohibitive. If we become subject to these regulations, our costs in complying with them may have a material adverse effect on our business and the results of our operations.

To the extent our bitcoin mining activities cause us to be deemed an MSB under the regulations promulgated by FinCEN under the authority of the BSA, we may be required to comply with FinCEN regulations, including those that would mandate us to implement anti-money laundering programs, make certain reports to FinCEN and maintain certain records.

To the extent that our cryptocurrency activities cause us to be deemed a “money transmitter” (an “MT”) or be given an equivalent designation, under state law in any state in which we operate, we may be required to seek a license or otherwise register with a state regulator and comply with state regulations that may include the implementation of anti-money laundering programs, maintenance of certain records and other operational requirements. Currently, the New York State Department of Financial Services maintains a comprehensive “BitLicense” framework for businesses that conduct “virtual currency business activity.” In July 2020, Louisiana enacted the Virtual Currency Businesses Act, becoming the second state after New York to enact a stand-alone virtual currency law. We will continue to monitor for developments in state-level legislation, guidance or regulations applicable to us.

Such additional federal or state regulatory obligations in the United States or obligations that could arise under the regulatory frameworks of other countries may cause us to incur significant expenses, possibly affecting its business and financial condition in a material and adverse manner. Furthermore, we and our service providers may not be capable of complying with certain federal or state regulatory obligations applicable to MSBs and MTs or similar obligations in other countries. If we are deemed to be subject to such additional regulatory and registration or licensing requirements, we may be required to substantially alter our bitcoin mining activities and possibly cease engaging in such activities. Any such action may adversely affect our business operations and financial condition and an investment in our company.

Current regulation regarding the exchange of bitcoins under the CEA by the CFTC is unclear; to the extent we become subject to regulation by the CFTC in connection with our exchange of bitcoin, we may incur additional compliance costs, which may be significant.

The Commodity Exchange Act, as amended (the “CEA”), does not currently impose any direct obligations on us related to the mining or exchange of bitcoins. Generally, the Commodity Futures Trading Commission (“CFTC”), the federal agency that administers the CEA, regards bitcoin and other cryptocurrencies as commodities. This position has been supported by decisions of federal courts.

However, the CEA imposes requirements relative to certain transactions involving bitcoin and other digital assets that constitute a contract of sale of a commodity for future delivery (or an option on such a contract), a swap, or a transaction involving margin, financing or leverage that does not result in actual delivery of the commodity within 28 days to persons not defined as “eligible contract participants” or “eligible commercial entities” under the CEA (e.g., retail persons). Changes in the CEA or the regulations promulgated by the CFTC thereunder, as well as interpretations thereof and official promulgations by the CFTC, may impact the classification of bitcoins and, therefore, may subject them to additional regulatory oversight by the agency. Although to date the CFTC has not enacted regulations governing non-derivative or non-financed, margined or leveraged transactions in bitcoin, it has authority to commence enforcement actions against persons who violate certain prohibitions under the CEA related to transactions in any contract of sale of any commodity, including bitcoin, in interstate commerce (e.g., manipulation and engaging in certain deceptive practices).

We cannot be certain as to how future regulatory developments will impact the treatment of bitcoins under the law. Any requirements imposed by the CFTC related to our mining activities or our transactions in bitcoin could cause us to incur additional extraordinary, non-recurring expenses, thereby materially and adversely impacting an investment in the Company. In addition, changes in the classification of bitcoins could subject us, as a result of our bitcoin mining operations, to additional regulatory oversight by the agency. Although to date the CFTC has not enacted regulations governing non-derivative or non-financed, margined or leveraged transactions in bitcoin, it has authority to commence enforcement actions against persons who violate certain prohibitions under the CEA related to transactions in any contract of sale of any commodity, including bitcoin, in interstate commerce (e.g., manipulation and engaging in certain deceptive practices).

Moreover, if our mining activities or transactions in bitcoin were deemed by the CFTC to constitute a collective investment in derivatives for our shareholders, we may be required to register as a commodity pool operator with the CFTC through the National Futures Association. Such additional registrations may result in extraordinary, non-recurring expenses, thereby materially and adversely impacting an investment in the Company. If we determine not to comply with such additional regulatory and registration requirements, we may seek to cease certain of our operations. Any such action may adversely affect an investment in the Company.

While no provision of the CEA, or CFTC rules, orders or rulings (except as noted herein) appears to be currently applicable to our business, this is subject to change.

If the SEC or another regulatory body considers bitcoin or any other cryptocurrency that we may mine in the future to be a security under U.S. securities laws, we may be required to comply with significant SEC registration and/or other requirements.

In general, novel or unique assets such as bitcoin and other digital assets may be classified as securities if they meet the definition of investment contracts under U.S. law. In recent years, the offer and sale of digital assets other than bitcoin, most notably Kik Interactive Inc.’s Kin tokens and Telegram Group Inc.’s TON tokens, have been deemed to be investment contracts by the SEC. While we believe that bitcoin is unlikely to be considered an investment contract, and thus a security under the investment contract definition, we cannot provide any assurances that digital assets that we mine or otherwise acquire or hold for our own account, including bitcoin, will never be classified as securities under U.S. law.

To the extent that any digital asset we have already mined or will mine is deemed a security, we may be obligated to comply with registration and/or other requirements by the SEC. This would cause us to incur significant, non-recurring expenses, thereby materially and adversely impacting an investment in the Company.

If regulations or interpretations change and regulation of bitcoin under the U.S. securities laws or otherwise is promulgated, we may be classified as an investment company.

Current and future legislation and the SEC’s rulemaking and other regulatory developments, including interpretations released by a regulatory authority, may impact the manner in which bitcoin is treated for classification and clearing purposes. The SEC’s July 25, 2017 Report expressed its view that digital assets may be securities depending on the facts and circumstances. As of the date of this Annual Report, we are not aware of any rules that have been proposed to regulate bitcoin as a security, and SEC staff have publicly suggested that bitcoin is not a security for purposes of the Investment Company Act of 1940, as amended (the “1940 Act”), because current purchasers of bitcoin are not relying on the essential managerial and entrepreneurial efforts of others to produce a profit. We cannot be certain, however, as to how future regulatory developments will impact the treatment of bitcoin under the law.

For example, in the event that the bitcoin (or, in the future, any digital assets) held by us, whether as a result of our cryptocurrency mining business or otherwise (including by acquisition), are determined to constitute securities under the U.S. securities laws and such assets exceed 40% of our total assets, exclusive of cash, we would inadvertently become an investment company under the 1940 Act. Classification as an investment company under the 1940 Act requires registration with the SEC. If an investment company fails to register, it would have to stop doing almost all business, and its contracts would become voidable. Registration is time-consuming and restrictive and may require a restructuring of our operations, and we would be very constrained in the kind of business we could engage in as a registered investment company. Further, we would become subject to substantial regulation concerning management, operations, transactions with affiliated persons and portfolio composition, and would need to file reports under the 1940 Act. The cost of compliance with the 1940 Act and any other regulations applicable to our crypto mining business would result in our incurring substantial additional expenses, and the failure to properly register with the SEC or otherwise if required would have a materially adverse impact to conduct our operations.

It may be illegal now, or in the future, to mine, acquire, own, hold, sell or use bitcoin or other cryptocurrencies, participate in blockchains or utilize similar cryptocurrency assets in one or more countries, the ruling of which could adversely affect us.

Although currently cryptocurrencies generally are not regulated or are lightly regulated in most countries, several countries, such as China, India and Russia, may continue taking regulatory actions in the future that could severely restrict the right to mine, acquire, own, hold, sell or use these cryptocurrency assets or to exchange for local currency. For example, in China and Russia (India is currently proposing new legislation), it is illegal to accept payment in bitcoin and other cryptocurrencies for consumer transactions and banking institutions are barred from accepting deposits of cryptocurrencies. In addition, in March 2021, the governmental authorities for the Chinese province of Inner Mongolia banned bitcoin mining in the province due to the industry’s intense electrical power demands and its negative environmental impacts. If other countries, including the U.S., implement similar restrictions, such restrictions may adversely affect us. Such circumstances could have a material adverse effect on us, which could have a material adverse effect on our business, prospects or operations and potentially the value of any bitcoin or other cryptocurrencies we mine or otherwise acquire or hold for our own account, and thus harm investors.

There are several new and existing competitors in our industry that are purchasing mining equipment at scale, which may cause delays or difficulty in us obtaining new miners.

Many of the competitors in our industry have also been purchasing mining equipment at scale, which has caused a world-wide shortage of mining equipment and extended the corresponding delivery schedules for new miner purchases. There are no assurances that Bitmain, or any other manufacturers, will be able to keep pace with the surge in demand for mining equipment. It is uncertain how manufacturers will respond to this increased global demand and whether they can deliver on the schedules promised to all of their customers. In the event Bitmain or other manufacturers, are not able to keep pace with demand, we may not be able to purchase additional miners in sufficient quantities, on the delivery schedules that meet our business needs, or at favorable prices.

The impact of geopolitical and economic events on the demand for bitcoin is uncertain.

Geopolitical crises may trigger large-scale purchases of bitcoin, which could rapidly increase their prices. This may, however, also increase the likelihood of a subsequent price swing in the opposite direction as crisis-driven purchasing behavior dissipates, ultimately decreasing the value of bitcoins or any other digital asset in our possession. Such risks are similar to the risks of purchasing commodities in generally uncertain times, such as the risk of purchasing, holding or selling gold.

Alternatively, global crises and economic downturns may discourage investment in bitcoin and digital assets in general as investors shift their investments towards less volatile asset classes. Such events could have a material adverse effect on our business, prospects or operations and potentially the value of bitcoin we mine or otherwise acquire or hold for our own account.

The value of bitcoin may be subject to pricing risk and has historically been subject to wide swings. Because we do not currently hedge our investment in bitcoin and do not intend to for the foreseeable future, we may be directly exposed to bitcoin’s price volatility and surrounding risks.

While bitcoin prices are determined primarily using data from various exchanges, over-the-counter markets and derivative platforms, they have historically been volatile and are impacted by a variety of factors. Such factors include, but are not limited to, the worldwide growth in the adoption and use of bitcoins, the maintenance and development of the software protocol of the bitcoin network, changes in consumer demographics and public tastes, fraudulent or illegitimate actors, real or perceived scarcity, and political, economic, regulatory or other conditions. Furthermore, pricing may be the result of, and may continue to result in, speculation regarding future appreciation in the value of bitcoin, or our share price, making prices more volatile or creating “bubble” type risks.

Currently, we do not use a formula or specific methodology to determine whether or when we will sell bitcoin that we hold, or the number of bitcoins we will sell. Rather, decisions to hold or sell bitcoins are currently determined by analyzing forecasts and monitoring the market in real time. Such decisions, however well-informed, may result in untimely sales and even losses, adversely affecting an investment in us. At this time, we do not anticipate engaging in any hedging activities related to our holding of bitcoin; this could expose us to substantial decreases in the price of bitcoin.

The development and acceptance of competing blockchain platforms or technologies may cause consumers to use alternative distributed ledgers or other alternatives.

The development and acceptance of competing blockchain platforms or technologies may cause consumers to abandon bitcoin. As we exclusively mine, and expect to exclusively mine bitcoin, we could face difficulty adapting to emergent digital ledgers, blockchains, or alternatives thereto. This could prevent us from realizing the anticipated profits from our investments. Such circumstances could have a material adverse effect on our business, prospects or operations and potentially the value of any bitcoin we mine or otherwise acquire or hold for our own account and harm investors.

Bitcoin faces significant challenges with scaling which, if not overcome, may lead to high fees or slow transaction settlement times.

Bitcoin is presently limited with respect to how many transactions can occur per second. Developers and contributors in the bitcoin ecosystem debate potential solutions to increasing the average number of transactions per second that networks can handle. Some have implemented mechanisms or are researching ways to increase scale, such as increasing the allowable sizes of blocks, and therefore the number of transactions per block, which would increase the number of transactions that could occur per second. However, it is uncertain how long those mechanisms being explored to increase the scale of settlement of bitcoin transactions will take to become effective, if at all. Any failure to improve bitcoin settlement times could materially affect the price of bitcoin and, as a result, adversely affect an investment in us.

Bitcoin is subject to halving; the reward for successfully solving a block will halve several times in the future and its value may not adjust to compensate us for the reduction in the rewards we receive from our mining efforts.

Halving is a process designed to control the overall supply and reduce the risk of inflation in cryptocurrencies using a Proof-of-Work consensus algorithm. In an event referred to as bitcoin “halving,” the bitcoin reward for mining any block is cut in half. For example, the mining reward for bitcoin declined from 12.5 to 6.25 bitcoin on May 11, 2020. This process is scheduled to occur once every 210,000 blocks, or roughly four years, until the total amount of bitcoin rewards issued reaches 21 million, which is expected to occur around 2140. Once 21 million bitcoin are generated, the network will stop producing more. Currently, there are more than 18 million bitcoin in circulation. While bitcoin prices have had a history of price fluctuations around halving events, there is no guarantee that the price change will be favorable or would compensate for the reduction in mining reward. If a corresponding and proportionate increase in the price of bitcoin does not follow these anticipated halving events, the revenue from our mining operations would decrease, and we may not have an adequate incentive to continue mining and may cease mining operations altogether, which may adversely affect an investment in us.

Furthermore, such reductions in bitcoin rewards for uncovering blocks may result in a reduction in the aggregate hash rate of the bitcoin network as the incentive for miners decreases. Miners ceasing operations would reduce the collective processing power on the network, which would adversely affect the confirmation process for transactions and make the bitcoin network more vulnerable to malicious actors or botnets obtaining control in excess of 50 % of the processing power active on the blockchain. Such events may adversely affect our activities and an investment in us.

If a malicious actor or botnet obtains control of more than 50% of the processing power on the bitcoin network, such actor or botnet could manipulate the network to adversely affect us, which would adversely affect an investment in us.

If a malicious actor or botnet, a collection of computers controlled by networked software coordinating the actions of the computers, obtains over 50% of the processing power dedicated to mining bitcoin, such actor may be able to construct fraudulent blocks or prevent certain transactions from completing in a timely manner, or at all. The malicious actor or botnet could control, exclude or modify the order of transactions, though it could not generate new units or transactions using such control. The malicious actor could also “double-spend,” or spend the same bitcoin in more than one transaction, or it could prevent transactions from being validated. In certain instances, reversing any fraudulent or malicious changes made to the bitcoin blockchain may not be possible.

Although there are no known reports of malicious activity or control of blockchains achieved through controlling over 50% of the processing power on the bitcoin network, it is believed that certain mining pools may have exceeded, and could exceed, the 50% threshold on the bitcoin network. This possibility creates a greater risk that a single mining pool could exert authority over the validation of bitcoin transactions. To the extent that the bitcoin ecosystem, and the administrators of mining pools, do not have adequate controls and responses in place, the risk of a malicious actor obtaining control of the processing power may increase. If such an event were to occur, it could have a material adverse effect on our business, prospects or operations and potentially the value of any bitcoin we mine or otherwise acquire or hold for our own account and harm investors.

Our reliance on a third-party mining pool service provider for our mining revenue payouts may adversely affect an investment in us.

We currently rely on Foundry Digital and Antpool (“pools” or “Cryptocurrency Customers”), open access mining pools that support cryptocurrencies including bitcoin, to receive our mining rewards and fees from the network. Our pools have the sole discretion to modify the terms of our agreement at any time, and, therefore, our future rights and relationship with our pools may change. In general, mining pools allow miners to combine their computing and processing power, increasing their chances of solving a block and getting paid by the bitcoin network. The rewards, distributed proportionally to our contribution to the pool’s overall mining power, are distributed by the pool operator. Should our pools’ operator systems suffer downtime due to a cyber-attack, software malfunction or other similar issues, it will negatively impact our ability to mine and receive revenue. Furthermore, while we receive daily reports from our pools detailing the total processing power provided to the pools and the proportion of that total processing power, we provided to determine the distribution of rewards to us, we are dependent on the accuracy of our pool’s record keeping. Therefore, we have little means of recourse against our pools’ operators if we determine the proportion of the reward paid out to us by the mining pool operator is incorrect, other than leaving the pools. If we are unable to consistently obtain accurate proportionate rewards from our pools, we may experience reduced rewards for our efforts, which would have an adverse effect on our business and operations.

Bitcoins and other digital assets we mine or hold for our own account may be subject to loss, theft or restriction on access.

There is a risk that some or all of our bitcoins could be lost or stolen. Bitcoins are stored in and accessed by cryptocurrency sites commonly referred to as “wallets.” A hot wallet refers to any cryptocurrency wallet that is connected to the Internet. Generally, hot wallets are easier to set up and access than wallets in cold storage, but they are also more susceptible to hackers and other technical vulnerabilities. Cold storage refers to any cryptocurrency wallet that is not connected to the Internet. Cold storage is generally more secure than hot storage, but is not ideal for quick or regular transactions. When we keep our bitcoin in cold storage, we may experience lag time in our ability to respond to market fluctuations in the price of our cryptocurrency assets.

We currently mine bitcoin by contributing to and benefiting from our pools’ processing power. Our share of bitcoins mined from our pools are initially received by us in wallets we control, which are maintained by Coinbase Inc., a U.S. based digital assets exchange. We maintain the majority of our bitcoin in cold storage with a minority allocation kept in hot wallets for working capital purposes. Bitcoins we mine or hold for our own account may be subject to loss, theft or restriction on access. Hackers or malicious actors may launch attacks to steal, compromise or secure bitcoins, such as by attacking the bitcoin network source code, exchange miners, third-party platforms (including Coinbase), cold and hot storage locations or software, or by other means. We may be in control and possession of substantial holdings of bitcoin, and as we increase in size, we may become a more appealing target of hackers, malware, cyber-attacks or other security threats. Any of these events may adversely affect our operations and, consequently, our investments and profitability.

The loss or destruction of private keys required to access our bitcoins may be irreversible. Our loss of access to our private keys or our experience of a data loss relating to our bitcoins could adversely affect an investment in us.

Bitcoins may only be controlled by the possessor of both the unique public and private keys relating to the local or online digital wallet in which they are held. We publish the public key relating to digital wallets in use when we verify the receipt or transfers of bitcoins to and from our wallets and disseminate such information into the network on an anonymous basis, but we safeguard the private keys relating to such digital wallets. Digital asset exchanges, such as Coinbase, where we hold our bitcoin, engage in similar practices. To the extent such private keys are lost, destroyed or otherwise compromised, we will be unable to access our bitcoins and such private keys may not be capable of being restored by any network. Any loss of private keys relating to digital wallets used to store our bitcoins whether by us or digital asset exchanges where we hold our bitcoin, could have a material adverse effect on our business, prospects or operations and potentially the value of any bitcoin we mine or otherwise acquire or hold for our own account.

Incorrect or fraudulent bitcoin transactions may be irreversible.

Bitcoin transactions are irreversible and stolen or incorrectly transferred bitcoins may thus be irretrievable. While we exchange our bitcoins directly for U.S. dollars on Coinbase and do not presently use, or expect to use, our bitcoins for any other transactions, any incorrectly executed or fraudulent cryptocurrency transactions may still adversely affect our investments and assets.

Forks in the bitcoin network may occur in the future, which may affect the value of bitcoins held by us.

A small group of contributors can propose refinements or improvements to the bitcoin network’s source code that alter the protocols and software that govern the bitcoin network and the properties of bitcoin, including the irreversibility of transactions and limitations on the mining of new bitcoin. This is known as a “fork.” In the event a developer or group of developers proposes modifications to the bitcoin network that are not accepted by a majority of miners and users, but that is nonetheless accepted by a substantial plurality of miners and users, two or more competing and incompatible blockchain implementations could result. This is known as a “hard fork.”

The value of bitcoin after the creation of a fork is subject to many factors, including, but not limited to, the value of the fork product, market reaction to the creation of the fork product, and the occurrence of forks in the future. As such, existing forks, such as Bitcoin Cash and Bitcoin Gold, and future forks may have a negative effect on bitcoin’s value and may adversely affect an investment in us.

The open-source structure of the bitcoin network protocol means that the contributors to the protocol are generally not directly compensated for their contributions in maintaining and developing the protocol. A failure to properly monitor and upgrade the protocol could damage the bitcoin network and an investment in us.

As an open-source project, bitcoin does not generate revenues for its contributors, and contributors are generally not compensated for maintaining and updating the bitcoin network protocol. The lack of guaranteed financial incentives for contributors to maintain or develop the bitcoin network and the lack of guaranteed resources to adequately address emerging issues with the bitcoin network may reduce incentives to address the issues adequately or in a timely manner. To the extent that contributors may fail to adequately update and maintain the bitcoin network protocol, it could have a material adverse effect on our business, prospects, or operations and potentially the value of any bitcoin or other cryptocurrencies we mine or otherwise acquire or hold for our own account.

Banks and financial institutions may not provide banking services, or may cut off services, to businesses that engage in cryptocurrency-related activities.

A number of companies that engage in bitcoin and/or other cryptocurrency-related activities have been unable to find banks or financial institutions that are willing to provide them with bank accounts and other services. Similarly, a number of companies and individuals or businesses associated with cryptocurrencies may have had and may continue to have their existing bank accounts closed or services discontinued with financial institutions. To the extent that such events may happen to us, they could have a material adverse effect on our business, prospects or operations and potentially the value of any bitcoin or other cryptocurrencies we mine or otherwise acquire or hold for our own account.

Our interactions with the bitcoin network may expose us to SDN or blocked persons or cause us to violate provisions of law that did not contemplate distributed ledger technology.

The Office of Financial Assets Control (“OFAC”) of the US Department of Treasury requires us to comply with its sanction program and not conduct business with persons named on its specially designated nationals (“SDN”) list. However, because of the pseudonymous nature of blockchain transactions, we may inadvertently and without our knowledge engage in transactions with persons named on OFAC’s SDN list. We also may not be adequately capable of determining the ultimate identity of the persons with whom we transact.

The digital asset exchanges on which cryptocurrencies, including bitcoin, trade are relatively new and largely unregulated, and thus may be exposed to fraud and failure. Such failures may result in a reduction in the price of bitcoin and other cryptocurrencies and can adversely affect an investment in us.

Digital asset exchanges on which cryptocurrencies trade are relatively new and, in most cases, largely unregulated. Many digital exchanges do not provide the public with significant information regarding their ownership structure, management teams, corporate practices or regulatory compliance. As a result, the marketplace may lose confidence in, or may experience problems relating to, cryptocurrency exchanges, including prominent exchanges handling a significant portion of the volume of digital asset trading.

A lack of stability in the digital asset exchange market and the closure or temporary shutdown of digital asset exchanges due to fraud, business failure, hackers or malware, or government-mandated regulation may reduce confidence in digital asset networks and result in greater volatility in cryptocurrency values. These potential consequences of a digital asset exchange’s failure could adversely affect an investment in us.

We may not have adequate sources of recovery if our digital assets are lost, stolen or destroyed.

We rely on Coinbase to facilitate the custody of our bitcoins. If our bitcoins are lost, stolen or destroyed under circumstances rendering a party, including Coinbase, liable to us, the responsible party may not have the financial resources sufficient to satisfy our claim. For example, as to a particular event of loss, the only source of recovery for us might be limited, to the extent identifiable, to other responsible third parties (e.g., a thief or terrorist), any of which may not have the financial resources (including liability insurance coverage) to satisfy a valid claim of ours.

Bitcoins held by us are not subject to FDIC or SIPC protections.

We do not hold our bitcoins with a banking institution or a member of the Federal Deposit Insurance Corporation (“FDIC”) or the Securities Investor Protection Corporation (“SIPC”), and, therefore, our bitcoins are not subject to the protections enjoyed by depositors with FDIC or SIPC member institutions. As a result, we may suffer a loss with respect to our bitcoins that is not covered by insurance, and we may not be able to recover any of our carried value in these bitcoins if they are lost or stolen or suffer significant and sustained reduction in conversion spot price. If we are not otherwise able to recover damages from a malicious actor in connection with these losses, our business and results of operations may suffer, which may have a material negative impact on our stock price.

The limited rights of legal recourse available to us expose us and our investors to the risk of loss of our bitcoins for which no person is liable.

At this time, there is no specifically enumerated U.S. or foreign governmental, regulatory, investigative or prosecutorial authority or mechanism through which to bring an action or complaint regarding missing or stolen cryptocurrency. To the extent that we are unable to recover our losses from such action, error or theft, such events could have a material adverse effect on our business, prospects or operations of and potentially the value of any bitcoin we mine or otherwise acquire or hold for our own account.

The sale of our bitcoins to pay for expenses at a time of low bitcoin prices could adversely affect an investment in us.

We may sell our bitcoins to pay for expenses on an as-needed basis, irrespective of then-current prices. Consequently, we may sell our bitcoins at a time when bitcoin prices are low, which could adversely affect an investment in us. At this time, we do not mitigate against the potential for decreasing price by engaging in hedging activities related to our bitcoin holdings. See the above risk factor entitled, “The value of bitcoin may be subject to pricing risk and has historically been subject to wide swings. Because we do not currently hedge our investment in bitcoin and do not intend to for the foreseeable future, we may be directly exposed to bitcoin’s price volatility and surrounding risks”.

Demand for bitcoin is driven, in part, by its status as a prominent and secure cryptocurrency. It is possible that a cryptocurrency other than bitcoin could have features that make it more desirable to a material portion of the digital asset user base, resulting in a reduction in demand for bitcoins.

Bitcoin holds a “first-to-market” advantage over other cryptocurrencies. This first-to-market advantage is driven in large part by having the largest user base and, more importantly, the largest combined mining power in use. Nonetheless, another form of cryptocurrency could become materially popular due to either a perceived or exposed shortcoming of the bitcoin network or a perceived advantage of another form of digital currency. If another form of digital currency obtains significant market share, this could reduce the interest in, and value of, bitcoin and the profitability of our bitcoin operations.

Our mining costs may be in excess of our mining revenues, which could seriously harm our business and adversely impact an investment in us.

Mining operations are costly and our expenses may increase in the future. Increases in mining expenses may not be offset by corresponding increases in revenue. Our expenses may become greater than we anticipate, and our investments to make our business more cost-efficient may not succeed. Increases in our costs without corresponding increases in our revenue would adversely affect our profitability and could seriously harm our business and an investment in us.

The properties included in our mining operation may experience damages, including damages that are not covered by insurance.

Our current mining locations and any future sites we establish will be subject to a variety of risks relating to physical condition and operation, including but not limited to:

•	construction or repair defects or other structural or building damage; any noncompliance with or liabilities under applicable environmental, health or safety regulations or requirements or building permit requirements;

•	any damage resulting from natural disasters, such as hurricanes, earthquakes, fires, floods and windstorms; and

•	claims by employees and others for injuries sustained at our properties.

Although our mining sites are equipped with standard security measures normally associated with a traditional data center, our mining sites could still be rendered inoperable, temporarily or permanently, as a result of a fire or other natural disaster or by a terrorist or other events outside of our control. The measures we take to prevent and insure against these risks may not be sufficient or effective.

We are subject to risks associated with our need for significant electrical power.

The operation of a bitcoin mining facility can require massive amounts of electrical power. Any mining site we currently operate or establish in the future can only be successful if we can continue to obtain sufficient electrical power for that site on a cost-effective basis. To the extent that we establish multiple sites, there may be significant competition for suitable locations, and government regulators may potentially restrict the ability of electricity suppliers to provide electricity to mining operations in times of electricity shortage or may otherwise potentially restrict or prohibit the provision or electricity to mining operations.

Additionally, our facilities could be adversely affected by a power outage. Although we maintain limited backup power at certain sites, it would not be feasible to run miners on back-up power generators in the event of a government restriction on electricity or a power outage. To the extent we are unable to receive adequate power supply and are forced to reduce or cease our operations due to the availability or cost of electrical power, our business would be adversely affected.

Our operations and profitability may be adversely affected by competition from other methods of investing in cryptocurrencies.

We compete with other users and/or companies that are mining cryptocurrencies and other potential financial vehicles, including securities backed by or linked to cryptocurrencies. Market and financial conditions, and other conditions beyond our control, may make it more attractive to invest in other financial vehicles, or to invest in cryptocurrencies directly, which could limit the market for our shares and reduce their liquidity. The emergence of other financial vehicles and exchange-traded funds have increased scrutiny on cryptocurrencies, and such scrutiny could be applicable to us and impact our ability to successfully establish or maintain a public market for our securities. Such circumstances could have a material adverse effect on our business, prospects or operations and potentially the value of any bitcoin we mine or otherwise acquire or hold for our own account, and harm investors.

To the extent that the profit margins of bitcoin mining operations are not high, operators of bitcoin mining operations are more likely to immediately sell bitcoin rewards earned by mining in the market, thereby constraining the growth of the price of bitcoin.

Bitcoin mining operations have evolved from individual users mining with computer processors, graphics processing units and first-generation ASIC servers. Currently, new processing power is predominantly added by incorporated and unincorporated professionalized mining operations. Professionalized mining operations may use proprietary hardware or sophisticated ASIC machines acquired from ASIC manufacturers. They require the investment of significant capital for the acquisition of this specialized hardware, the leasing of operating space (often in data centers or warehousing facilities), incurring of electricity costs and the employment of technicians to operate the mining farms. As a result, professionalized mining operations are of a greater scale than those prior and have more defined and regular expenses and liabilities. These regular expenses and liabilities require professionalized mining operations to maintain profit margins on the sale of bitcoin. To the extent the price of bitcoin declines and such profit margin decreases, professionalized miners will be pressured to immediately sell bitcoin earned from mining operations, whereas it is believed that smaller, individual operations in past years were more likely to hold newly mined bitcoin for lengthier periods. The immediate selling of newly mined bitcoin greatly increases the trading volume of bitcoin, creating downward pressure on the market price of bitcoin.

There are risks related to technological obsolescence, the vulnerability of the global supply chain for cryptocurrency hardware disruption, and difficulty in obtaining new hardware which may have a negative effect on our business.

Our mining operations can only be successful and ultimately profitable if the costs, including hardware and electricity costs, associated with mining bitcoin are lower than the price of a single bitcoin. As our mining facility operates, our miners experience ordinary wear and tear, and may also face more significant malfunctions caused by a number of extraneous factors beyond our control. The degradation of our miners will require us to, over time, replace those miners which are no longer functional. Additionally, as the technology evolves, we may be required to acquire newer models of miners to remain competitive in the market. This upgrading process requires substantial capital investment, and we may face challenges in doing so on a timely and cost-effective basis.

Further, the global supply of miners is unpredictable and presently heavily dependent on manufacturers based in China, which was severely affected by the emergence of the COVID-19 coronavirus global pandemic. We currently utilize several types of ASIC miners as part of our mining operation, including Bitmain Antminers, Avalon miners and MicroBT WhatsMiners, which are all produced in China, Malaysia, and Indonesia. Geopolitical matters, including the U.S. relationship with China, may impact our ability to import ASIC miners. As a result, we may not be able to obtain adequate replacement parts for our existing miners or obtain additional miners from manufacturers on a timely basis. Such events could have a material adverse effect on our business, prospects or operations and potentially the value of any bitcoin we mine or otherwise acquire or hold for our own account, and harm investors.

There is a possibility of bitcoin mining algorithms transitioning to proof of stake validation and other mining related risks, which could make us less competitive and ultimately adversely affect our business and an investment in us.

Proof of stake is an alternative method in validating cryptocurrency transactions. Should the bitcoin mining algorithm shift from a proof of work validation method to a proof of stake method, mining would require less energy and may render any company that maintains advantages in the current climate (for example, from lower priced electricity, processing, real estate, or hosting) less competitive. As a result of our efforts to optimize and improve the efficiency of our bitcoin mining operations, we may be exposed to the risk in the future of losing the benefit of our capital investments and the competitive advantage we hope to gain and may be negatively impacted if a switch to proof of stake validation were to occur. Such events could have a material adverse effect on our business, prospects or operations and potentially the value of any bitcoin we mine or otherwise acquire or hold for our own account.

We may face risks of Internet disruptions, which could have an adverse effect on not only the price of bitcoin but our ability to mine bitcoin.

A disruption of the Internet may adversely affect the mining and use of cryptocurrencies, including bitcoin. Generally, cryptocurrencies and our business of mining bitcoin is dependent upon the Internet. A significant disruption in Internet connectivity could disrupt bitcoin’s network operations until the disruption is resolved and have an adverse effect on the price of bitcoin and our ability to mine bitcoin.

Since there has been limited precedent set for financial accounting of digital assets, including bitcoin, it is unclear how we will be required to account for transactions involving digital assets.

Because there has been limited precedent set for the financial accounting of cryptocurrencies and related revenue recognition and no official guidance has yet been provided by the Financial Accounting Standards Board or the SEC, it is unclear how companies may in the future be required to account for cryptocurrency transactions and assets and related revenue recognition. A change in regulatory or financial accounting standards or interpretation by the SEC could result in changes in our accounting treatment and the necessity to restate our financial statements. Such a restatement could adversely impact the accounting for the bitcoins we hold and bitcoin transactions and, more generally, negatively impact our business, prospects, financial condition and results of operations.

Future developments regarding the treatment of digital assets for U.S. federal income and applicable state, local and non-U.S. tax purposes could adversely impact our business.

Due to the new and evolving nature of digital assets and the absence of comprehensive legal guidance with respect to digital assets and related transactions, many significant aspects of the U.S. federal income and applicable state, local and non-U.S. tax treatment of transactions involving digital assets, such as the purchase and sale of bitcoin and the receipt of staking rewards and other digital asset incentives and rewards products, are uncertain, and it is unclear what guidance may be issued in the future with respect to the tax treatment of digital assets and related transactions.

Current IRS guidance indicates that for U.S. federal income tax purposes digital assets such as bitcoins should be treated and taxed as property, and that transactions involving the payment of bitcoins for goods and services should be treated in effect as barter transactions. The IRS has also released guidance to the effect that, under certain circumstances, hard forks of digital currencies are taxable events giving rise to taxable income and guidance with respect to the determination of the tax basis of digital currency. However, current IRS guidance does not address other significant aspects of the U.S. federal income tax treatment of digital assets and related transactions. Moreover, although current IRS guidance addresses the treatment of certain forks, there continues to be uncertainty with respect to the timing and amount of income inclusions for various crypto asset transactions, including, but not limited to, staking rewards and other crypto asset incentives and rewards products. While current IRS guidance creates a potential tax reporting requirement for any circumstance where the ownership of a bitcoin passes from one person to another, it preserves the right to apply capital gains treatment to those transactions, which is generally favorable for investors in bitcoin.

There can be no assurance that the IRS will not alter its existing position with respect to digital assets in the future or that other state, local and non-U.S. taxing authorities or courts will follow the approach of the IRS with respect to the treatment of digital assets such as bitcoins for income tax and sales tax purposes. Any such alteration of existing guidance or issuance of new or different guidance may have negative consequences including the imposition of a greater tax burden on investors in bitcoin or imposing a greater cost on the acquisition and disposition of bitcoin, generally; in either case potentially having a negative effect on the trading price of bitcoin or otherwise negatively impacting our business. In addition, future technological and operational developments that may arise with respect to digital currencies may increase the uncertainty with respect to the treatment of digital currencies for U.S. federal income and applicable state, local and non-U.S. tax purposes.

Risks Related to Our Securities

The price of our common stock may be volatile and could fluctuate widely, which could result in substantial losses for investors.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in response to various factors, many of which are beyond our control, including, without limitation:

•	technological innovations or new products and services by us or our competitors;
•	government regulation of our products and services;
•	the establishment of partnerships with other technology companies;
•	intellectual property disputes;
•	additions or departures of key personnel;
•	sales of our common stock;
•	our ability to integrate operations, technology, products and services;
•	our ability to execute our business plan;
•	operating results below expectations;
•	loss of any strategic relationship;
•	industry developments;
•	economic and other external factors; and
•	period-to-period fluctuations in our financial results.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

We have the right to designate and issue additional shares of preferred stock. If we were to designate and/or issue additional preferred stock, it is likely to have rights, preferences and privileges that may adversely affect the common stock.

We are authorized to issue 10,000,000 shares of blank-check Preferred Stock, with such rights, preferences and privileges as may be determined from time to time by our Board of Directors. Our Board of Directors is empowered, without stockholder approval, to issue Preferred Stock in one or more series, and to fix for any series the dividend rights, dissolution or liquidation preferences, redemption prices, conversion rights, voting rights, and other rights, preferences and privileges for the Preferred Stock. Currently, 2,000,000 shares are designated as Series A Preferred Stock, of which 1,750,000 shares are outstanding, the features of which are discussed elsewhere in this Annual Report.

The issuance of shares of Preferred Stock, depending on the rights, preferences and privileges attributable to the Preferred Stock, could reduce the voting rights and powers of the common stock and the portion of our assets allocated for distribution to common stockholders in a liquidation event, and could also result in dilution in the book value per share of the common stock. The preferred stock could also be utilized, under certain circumstances, as a method for raising additional capital or discouraging, delaying or preventing a change in control of the Company, to the detriment of the investors in the common stock offered hereby. We cannot assure that we will not, under certain circumstances, issue shares of our Preferred Stock.

We have not paid dividends on shares of our common stock in the past and have no immediate plans to pay do so in the future.

We have not paid, and do not plan to pay, any cash dividends with respect to our common stock in the immediate future. We plan to reinvest all of our earnings, to the extent we have earnings, in order to market our products and to cover operating costs and to otherwise become and remain competitive. We cannot assure stockholders that we would, at any time, generate sufficient surplus cash that would be available for distribution to the holders of our common stock as a dividend. Therefore, stockholders should not expect to receive cash dividends on our common stock.

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

Members of our Board of Directors and our officers will have no liability for breaches of their fiduciary duty of care as a director or officer, except in limited circumstances, pursuant to provisions in the Nevada Revised Statutes and our Bylaws as authorized by the Nevada Revised Statutes. Specifically, Section 78.138 of the Nevada Revised Statutes provides that a director or officer is not individually liable to the company or its shareholders or creditors for any damages as a result of any act or failure to act in his or her capacity as a director or officer unless it is proven that (1) the directors or officers act or failure to act constituted a breach of his or her fiduciary duties as a director or officer and (2) his or her breach of those duties involved intentional misconduct, fraud or a knowing violation of law. This provision is intended to afford directors and officers protection against and to limit their potential liability for monetary damages resulting from suits alleging a breach of the duty of care by a director or officer.

Accordingly, stockholders may be unable to prevail in a legal action against our directors or officers even if they have breached their fiduciary duty of care. In addition, our Bylaws allow us to indemnify our directors and officers from and against any and all costs, charges and expenses resulting from their acting in such capacities with us. This means that if one were able to enforce an action against our directors or officers, in all likelihood, we would be required to pay any expenses they incurred in defending the lawsuit and any judgment or settlement they otherwise would be required to pay. Accordingly, our indemnification obligations could divert needed financial resources and may adversely affect our business, financial condition, results of operations and cash flows, and adversely affect prevailing market prices for our common stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

On August 6, 2021, the Company, through its wholly owned subsidiary CSRE Properties Norcross, LLC, closed on the purchase of real property located at 5295 Brook Hollow Parkway, Norcross, Georgia, 30071 (the “Norcross Property”). The total purchase price was $6,550,000 and the seller conveyed fee simple title by limited warranty deed. The Norcross Property consists of an office building of approximately 86,000 square feet on approximately 7 acres of land. The Norcross Property is utilized by CleanBlok to conduct cryptocurrency mining activities.

On May 20, 2021, the Company, through its wholly owned subsidiary ATL, closed on the purchase of real property located at 2380 Godby Road, College Park, Georgia, 30349 (the “Godby Road Property”), which it had been leasing prior to the purchase. The total purchase price was $4,711,799 and the seller conveyed fee simple title by limited warranty deed. The Godby Road Property consists of an office/warehouse building of approximately 41,387 square feet on approximately 6 acres of land. The Godby Road Property is utilized by ATL and CleanBlok to conduct cryptocurrency mining activities.

On June 15, 2021, the Company entered into a lease for warehouse and office space at 2042 Corte Del Nogal, Suite C, Carlsbad, California, 92011. The 5-year lease is for an approximately 12,704 square foot industrial unit and part of a larger 47,744 square foot multi-tenant industrial flex building and requires monthly base rent payments of $11,307. The leased property is utilized by our energy segment.

On August 26, 2021, the Company entered into a lease for office space at 2370 Corporate Circle, Suite 160, Henderson, Nevada, 89074. The 65-month lease is for 4,552 rentable square feet an initial base rent of $10,925 and increases 3% each year. The Corporate Circle space will be utilized as the CleanSpark corporate and executive headquarters. Until the Corporate Circle location is move-in ready, we sublease offices located at 8475 S. Eastern Ave., Suite 200, Las Vegas, Nevada. We are currently on a year-to-year lease agreement that calls for us to make payments of $1,525 per month.

We also have an office located at 1185 S. 1800 W, Suite 3, Woods Cross Utah 84087. We are currently on a year-to-year lease agreement that calls for us to make payments of $2,300 per month. This property is utilized by corporate employees.

The Company believes its existing facilities and equipment are in good operating condition and are suitable for the conduct of its business.

Item 3. Legal Proceedings

We are subject to litigation, claims, investigations and audits arising from time to time in the ordinary course of our business.

For a description of our material pending legal proceedings, please see footnote 15 pertaining to commitments and contingencies included elsewhere in this Annual Report.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock, par value $0.001 per share, is listed on The Nasdaq Capital Market under the ticker symbol “CLSK.”

Holders of Our Common Stock

As of December 14, 2021, we had 185 registered holders of record of our common stock, with others in street name.

The holders of our common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of our common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to our common stock.

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

We have never declared any dividends on shares of our common stock, and we do not plan to declare any dividends in the foreseeable future.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

As of December 10, 2021, we issued an aggregate of 8,404 unregistered shares of our common stock to the Sellers of Gridfabric in accordance with the Membership Interest Purchase Agreement entered into on August 31, 2020, based upon the achievement of certain milestones. The shares had an aggregate value of $150,000.

The shares of common stock were issued in a transaction not involving a public offering in reliance upon an exemption from registration provided by Section 4(a)(2) of the Securities Act, and/or Regulation D promulgated thereunder.

During the fiscal year ended September 30, 2021, there were no other unregistered sales of our securities that were not reported in a Current Report on Form 8-K or our Quarterly Reports on Form 10-Q.

Repurchases

The Company has not made any repurchases of shares or other units of any class of the Company’s equity securities during the fourth quarter of the fiscal year covered by this Annual Report.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion of our financial condition and results of operations for the years ended September 30, 2021 and 2020 should be read in conjunction with our consolidated financial statements and the notes to those statements that are included elsewhere in this Annual Report on Form 10-K. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as anticipate, estimate, plan, project, continuing, ongoing, expect, believe, intend, may, will, should, could, and similar expressions to identify forward-looking statements.

Results of Operations for the Year Ended September 30, 2021 and 2020

Revenues

We earned $49,438,115 in revenues during the year ended September 30, 2021, as compared with $10,028,701 in revenues for the year ended September 30, 2020.

For the year ended September 30, 2021, our revenue was derived from cryptocurrency mining revenues, the sale of equipment, solar panels, batteries, design, engineering, and services revenue. Income from our mining segment is a result of bitcoin mining activities in the United States. Income from our Energy segment is the result of contracts to sell switchgear equipment, perform engineering design, and provide software for distributed energy and microgrid systems. For the year ended September 30, 2021, we also generated services revenue from p2kLabs. We hope to generate more significant revenue from customers through the sale and licensing of our Software platforms and services in the future. However, we are unable to estimate with any degree of certainty the amount of future revenues, from existing or future software contracts. Also, we do not anticipate earning significant revenues from our Gasifier business until such time that we have fully developed our technology and are able to market our products.

Costs and Expenses

We had costs and expenses of $78,015,168 for the year ended September 30, 2021, as compared with $25,171,817 for the year ended September 30, 2020.

Our cost of revenues were $13,964,711 for the year ended September 30, 2021, as compared with cost of revenues of $7,907,849 for the year ended September 30, 2020.

Our cost of revenues in 2021 was mainly the result of mining energy costs, hosting fees, contract manufacturing expenses, and hardware materials. Our cost of revenues in 2020 was mainly the result of contract manufacturing expenses and hardware materials.

Mining expenses incurred during the year ended September 30, 2021 is $4,889,996. It consisted mainly of energy costs and hosting fees paid to Coinmint.

Contract manufacturing expenses decreased to $3,926,060   for the year ended September 30, 2021, from $6,704,075   for the year ended 2020. Our manufacturing expense consisted of the cost of contract manufacturing of switchgear equipment.

Hardware material purchases increased to $3,205,547 for the year ended September 30, 2021, from $824,665   in hardware expenses for the year ended September 30, 2020. Our materials expense for the years ended September 30, 2021 and 2020 consisted mainly of the cost of energy storage and solar panels.

Professional fees increased to $8,272,966 for the year ended September 30, 2021 from $6,521,016 for the same period ended September 30, 2020. Our professional fees expenses for the year ended September 30, 2021 consisted mainly of legal fees of $4,570,216, accounting and tax fees of $1,070,174 consulting fees of $818,741, investor relations and external marketing consulting fees of $959,717, director fees of $177,084, recruitment and conference fees of $251,183, subcontract fees of $185,980 and audit and review fees of $214,100.

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

Payroll expenses increased to $25,355,684 for the year ended September 30, 2021 from $6,813,641 for the same period ended September 30, 2020. Our payroll expenses for the year ended September 30, 2021 consisted mainly of salary and wages expense of $17,624,078 and employee and officer stock-based compensation and related bonuses of $7,731,605. Our payroll expenses for the year ended September 30, 2020 consisted mainly of salary and wages expense of $4,293,559 and employee and officer stock-based compensation of $2,520,083.

General and administrative fees increased to $5,291,652 for the year ended September 30, 2021 from $1,093,062 for the same period ended September 30, 2020. Our general and administrative expenses for the year ended September 30, 2021 consisted mainly of marketing related expenses of $1,488,933, travel expenses of $367,632, rent expenses of $445,944, insurance expenses of $720,053, dues and subscriptions of $1,129,963, repairs and maintenance of $174,192, supplies of $134,163, utilities of $184,232 and bad debt expense of $246,453. Our general and administrative expenses for the year ended September 30, 2020 consisted mainly of travel expenses of $82,407, rent expenses of $117,223, insurance expenses of $232,043, dues and subscriptions of $362,887, marketing related expenses of $153,091, and bad debt expense of $36,924.

Depreciation and amortization expense increased to $12,244,368 for the year ended September 30, 2021, from $2,836,249 for the same period ended September 30, 2020.

Impairment expenses were recorded for the year ended September 30, 2021 for $12,885,776, and no impairment expenses were recorded for the same period ended September 30, 2020. Impairment expense for the year ended September 30, 2021 consisted primarily of bitcoin impairment of $6,608,076, goodwill impairment of $5,723,388 and software impairment of $554,322, which represents a write down of our GridFabric product line of $250,000 and our mVSO platform of $304,322.

Other Income/Expenses

We had net other income of $6,765,043 for the year ended September 30, 2021, compared with other expenses of $8,203,027 for the year ended September 30, 2020. Other income for the year ended September 30, 2021 consisted mainly of other income of $544,778, change in fair value of contingent consideration of $84,198, gains on derivative assets of $2,790,387, realized gains on the sale of digital currency of $3,104,378, realized gains on the sale of equity securities  of $179,046, interest income of $221,488 and interest expense of $154,079. Our other income/expenses for the year ended September 30, 2020 consisted mainly of other income of $20,000, unrealized gains on equity security and derivative security of $116,868 and $2,115,269 respectively, interest income of $308,804, and interest expense of $10,758,750.

Net Loss

Net loss for the year ended September 30, 2021 was $21,812,010 compared to net loss of $23,346,143 for the year ended September 30, 2020.

Non-GAAP Measures

Adjusted EBITDA and Adjusted EPS is not a measurement of financial performance under generally accepted accounting principles in the United States, or GAAP. Because of varying available valuation methodologies, subjective assumptions and the variety of equity instruments that can impact a company's non-cash operating expenses, CleanSpark management believes that providing a non-GAAP financial measure that excludes non-cash and non-recurring expenses allows for meaningful comparisons between the Company's core business operating results and those of other companies, as well as providing the Company with an important tool for financial and operational decision making and for evaluating its own core business operating results over different periods of time.

The Company's adjusted EBITDA measure may not provide information that is directly comparable to that provided by other companies in its industry, as other companies in its industry may calculate non-GAAP financial results differently, particularly related to non-recurring, unusual items. The Company's adjusted EBITDA is not a measurement of financial performance under GAAP and should not be considered as an alternative to operating income or as an indication of operating performance or any other measure of performance derived in accordance with GAAP. Our management does not consider adjusted EBITDA to be a substitute for, or superior to, the information provided by GAAP financial results.

We are providing supplemental financial measures for (i) non-GAAP adjusted earnings before interest, taxes, depreciation and amortization, or (“adjusted EBITDA”) that excludes the impact of interest, taxes, depreciation, amortization, our share-based compensation expense, and impairment of assets, unrealized gains/losses on securities, certain financing costs, other non-cash items, certain non-recurring expenses, and impacts related to discontinued operations; and (ii) non-GAAP adjusted EBITDA and non-GAAP earnings per share that excludes the impact of interest, taxes, depreciation, amortization, our share-based compensation expense, and impairment of assets, unrealized gains/losses on securities, certain financing costs, other non-cash items, and impacts related to discontinued operations. These supplemental financial measures are not measurements of financial performance under generally accepted accounting principles in the United States (“GAAP”) and, as a result, these supplemental financial measures may not be comparable to similarly titled measures of other companies. Management uses these non-GAAP financial measures internally to help understand, manage, and evaluate our business performance and to help make operating decisions.

We believe that these non-GAAP financial measures are also useful to investors and analysts in comparing our performance across reporting periods on a consistent basis. The first supplemental financial measure excludes (i) impacts of interest, taxes, and depreciation; (ii) significant non-cash expenses such as our share-based compensation expense, unrealized gains/losses on securities, certain financing costs, other non-cash items that we believe are not reflective of our general business performance, and for which the accounting requires management judgment, and the resulting expenses could vary significantly in comparison to other companies; (iii) significant impairment losses related to long-lived and digital assets, which include our bitcoin for which the accounting requires significant estimates and judgment, and the resulting expenses could vary significantly in comparison to other companies; and (iv) and impacts related to discontinued operations that would not be applicable to our future business activities.

Non-GAAP financial measures are subject to material limitations as they are not in accordance with, or a substitute for, measurements prepared in accordance with GAAP. For example, we expect that share-based compensation expense, which is excluded from the first two non-GAAP financial measures, will continue to be a significant recurring expense over the coming years and is an important part of the compensation provided to certain employees, officers, and directors.

We have also excluded impairment losses on assets, including impairments of our digital currency our non-GAAP financial measures, which may continue to occur in future periods as a result of our continued holdings of significant amounts of bitcoin. Our non-GAAP financial measures are not meant to be considered in isolation and should be read only in conjunction with our Consolidated Financial Statements, which have been prepared in accordance with GAAP. We rely primarily on such Consolidated Financial Statements to understand, manage, and evaluate our business performance and use the non-GAAP financial measures only supplementally.

The following is a reconciliation of our non-GAAP adjusted EBITDA to the most directly comparable financial measure stated in accordance with GAAP, which excludes the impact of (i) interest, taxes, depreciation, amortization; (ii) our share-based compensation expense; (iii) impairment expense; (iv) unrealized gains/losses on securities; (v) and (vi) impacts related to discontinued operations, to its most directly comparable GAAP measures for the periods indicated:

	Years Ended September 30,
	2021	2020
Reconciliation of non-GAAP adjusted EBITDA
Net Loss:	$(21,812,010)	$(23,346,143)
Interest and taxes	(67,409)	10,449,946
Depreciation and amortization	12,244,368	2,836,249

Share-based compensation expense	8,546,712	2,053,232
Digital asset impairment losses	6,608,076	—
Energy & other goodwill impairment losses	6,277,710	—
Unrealized (gains)/losses of securities and derivatives	(2,785,234)	(2,232,137)
Discontinued operations	—	—
non-GAAP adjusted EBITDA	9,012,213	(10,238,853)

The following is a reconciliation of our non-GAAP adjusted EBITDA earnings per share, in each case excluding the impact of (i) interest, taxes, depreciation, amortization; (ii) our share-based compensation expense; (iii) impairment expense; (iv) unrealized gains/losses on securities; (v) certain financing costs and other non-cash items; (vi) certain non-recurring expenses; and (vii) impacts related to discontinued operations:

Reconciliation of non-GAAP adjusted EBITDA per share:
Non-GAAP adjusted EBITDA	$9,012,213	$(10,238,853)
Interest and taxes (per diluted share)	—	1.09
Depreciation and amortization (per share)	0.42	0.30
Share-based compensation expense	0.29	0.21
Digital asset impairment losses (per share)	0.22	—
Energy & other goodwill impairment losses	0.21	—
Unrealized (gains)/losses of securities and derivatives (per share)	(0.09)	(0.23)
Discontinued operations	—	—
Non-GAAP EBITDA per share	$0.31	$(1.07)

The following is a reconciliation of fair market value of our digital currency holdings to the current carrying value at September 30, 2021. We did not hold any digital currency as of September 30, 2020:

	Carrying Value (1)	Fair Market Value (2)
Number of Bitcoins held	$627	$627
Value per coin (1) (2)	37,645	43,929
Total	$23,603,415	$27,543,483

(1) Value per coin is the average book value per coin determined by the number of coins held as of the balance sheet date divided by the carrying value.

(2) Value per coin is the quoted market price as of the balance sheet date.

Liquidity and Capital Resources

For the year ended September 30, 2021, our primary sources of liquidity came from existing cash and proceeds from share offerings. On March 18, 2021, the Company consummated a fully underwritten public offering of shares of its common stock, which resulted in net proceeds to the Company of approximately $187,200,000. On June 3, 2021, the Company entered into an At the Market Offering Agreement (the “ATM”) with H.C. Wainwright & Co., LLC (“HCW”), pursuant to which it may, from time to time, offer and sell up to an aggregate of $500,000,000 of shares of its common stock to or through HCW. During the fiscal year ended September 30, 2021, the Company issued an aggregate of 3,443,379 shares of the Company’s common stock under the ATM for net proceeds of $46.4 million. The shares were sold pursuant to a prospectus dated March 15, 2021 and a prospectus supplement dated June 3, 2021 filed with the SEC. Based on our current plans and business conditions, we believe that existing cash, cash generated from operations and our ATM will be sufficient to satisfy our anticipated cash requirements until we reach profitability, and we are not aware of any trends or demands, commitments, events or uncertainties that are reasonably likely to result in a decrease in liquidity of our assets. However, our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of our sales and marketing, the timing of new product introductions and the continuing market acceptance of our products and services. If cash generated from operations is insufficient to satisfy our capital requirements, we may open a revolving line of credit with a bank, or we may have to sell additional equity or debt securities or obtain credit facilities. In the event such financing is needed in the future, there can be no assurance that such financing will be available to us, or, if available, that it will be in amounts and on terms acceptable to us. If cash flows from operations became insufficient to continue operations at the current level, and if no additional financing was obtained, our business, operating results and financial condition would be adversely affected.

As of September 30, 2021, we had total current assets of $57,726,321, consisting of cash, accounts receivable, inventory, digital currency, investments, prepaid expenses and other current assets, and total assets in the amount of $317,473,121. Our total current liabilities as of September 30, 2021 were $10,063,022. We had a working capital surplus of $47,663,299 as of September 30, 2021.

Operating activities used $35,429,342 in cash for the year ended September 30, 2021, as compared with $6,642,734 for the same period ended September 30, 2020. Our net loss of $21,812,010 was the main component of our negative operating cash flow for the year ended September 30, 2021, offset mainly by stock-based compensation of $8,546,712, impairment expense of $12,885,786 and depreciation and amortization of $12,244,368. Our net loss of $23,346,143 was the main component of our negative operating cash flow for the year ended September 30, 2020, offset mainly by amortization of debt discount of $9,010,547, depreciation and amortization of $2,672,331, shares issued as interest of $2,050,000, amortization of capitalized software of $163,918 and stock-based compensation of $2,053,232.

Cash flows used by investing activities during the year ended September 30, 2021 was $217,714,926, as compared with $2,383,623 for the year ended September 30, 2020. Our acquisitions of Solar watt Solutions for  $1,000,136, purchase of fixed assets of $139,234,948, and deposits on mining equipment of $87,959,910 were the main components of our negative investing cash flow for the year ended September 30, 2021. The negative cash flow from investing activities is offset by sale of digital currencies of $11,443,132, acquisition of ATL  Data Center, net of cash received of $45,783 and sale of equity securities of $373,121.

For the year ended September 30, 2020, our investment in the capitalized software of $84,924, acquisition of P2K Labs of $1,141,990, acquisition of Grid Fabric of $371,812, purchase of fixed assets of $34,897, and investment in equity and debt security of $750,000 were the main components of our negative investing cash flow.

Cash flows provided by financing activities during the year ended September 30, 2021 amounted to $268,058,393, as compared with $4,313,702 for the year ended September 30, 2020. Our positive cash flows from financing activities for the year ended September 30, 2021 consisted of $270,656,118 in proceeds from offerings, $3,750,932 in proceeds from the exercise of warrants  and options offset by repayments of $5,882,553 on promissory notes and $288,602 in finance leases. Our positive cash flows from financing activities for the year ended September 30, 2020 consisted of $4,000,000 in proceeds from the sale of common stock, $531,169 in proceeds from promissory notes offset by repayments of $217,467 on promissory notes.

Contractual Obligations

The Company has purchase commitments for approximately $203.6 million related to purchase of miners as of September 30, 2021, and the Company has paid $144.7   million towards these commitments as of the end of this period.

The Company has purchase commitments for infrastructure assets and other mining equipment of approximately $6,512,000 as of September 30, 2021 and the Company has paid $4,576,000 towards these commitments during  this period.

The following table sets forth certain information concerning our obligations to make contractual future payments towards our agreements as of September 30, 2021:

	2022	2023	2024	2025	2026	Thereafter	Total
Recorded contractual obligations:
Operating lease obligations	$316,908	$324,948	$333,234	$341,767	$299,039	$50,659	$1,666,555
Finance Lease obligations	449,431	321,887	142,428	12,320	1,853	—	927,919
Miner equipment	58,930,880						58,930,880
Infrastructure assets	1,936,000						1,936,000
Total	$61,633,219	$646,835	$475,662	$354,087	$300,892	$50,659	$63,461,354

Contingent consideration

GridFabric: On August 31, 2020, the Company acquired GridFabric, LLC. Pursuant to the terms of the purchase agreement, additional shares of the Company’s common stock valued at up to $750,000 were issuable if GridFabric achieves certain revenue and product release milestones. On September 30, 2021, the contingent consideration was re-measured to $500,000.

Subsequent to September 30, 2021, the Company settled all contingent consideration due to GridFabric resulting in the issuance of 8,404 shares of Company common stock valued at $150,000.

Solar Watt Solutions: On February 24, 2021, the Company acquired Solar Watt Solutions, Inc. Pursuant to the terms of the purchase agreement, additional cash consideration of up to $2,500,000 and up to 310,018 shares of the Company’s common stock may be payable if Solar Watt Solutions achieves certain revenue milestones. As of September 30 2021, none of the contingent consideration had been earned.

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

Recently Issued Accounting Pronouncements

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers, as if it had originated the contracts. Under the current business combinations guidance, such assets and liabilities are recognized by the acquirer at fair value on the acquisition date. This new guidance is effective for the Company for its fiscal year beginning February 1, 2023 and interim periods within that fiscal year, and early adoption is permitted. The Company is evaluating its potential impact but does not expect the new standard to have a material impact on the Company's results of operations or cash flows.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting and issued subsequent amendments to the initial guidance (collectively, “Topic 848”). Topic 848 became effective immediately and expires on December 21, 2022. Topic 848 allows eligible contracts that are modified to be accounted for as a continuation of those contracts, permits companies to preserve their hedging accounting during the transition period and enables companies to make a one-time election to transfer or sell held-to-maturity debt securities that are affected by rate reform. Topic 848 provides optional expedients and exceptions for contracts, hedging relationships and other transactions that reference the London Inter-Bank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform if certain criteria are met. The adoption of ASU 2020-04 is not expected to have a material impact on the Company’s financial statements or disclosures.

The Company adopted ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments on October 1, 2020 (“ASU 2016-13”). ASU 2016-13 requires entities to use a new forward-looking “expected loss” model that reflects expected credit losses, including credit losses related to trade receivables, and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates, which generally will result in the earlier recognition of allowances for losses. As the Company was a Smaller Reporting Company at the time of issuance of the ASU, the Company expects to adopt the ASU effective October 1, 2023, including the interim periods within the fiscal year. In August 2020, the FASB issued ASU2020-06, “Debt - Debt with Conversion and Other Options (subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (subtopic 815-40),” which reduces the number of accounting models in ASC 470-20 that require separate accounting for embedded conversion features. As a result, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost as long as no other features require bifurcation and recognition as derivatives. By removing those separation models, the effective interest rate of convertible debt instruments will be closer to the coupon interest rate. Further, the diluted net income per share calculation for convertible instruments will require the Company to use the if-converted method. The treasury stock method should no longer be used to calculate diluted net income per share for convertible instruments. The amendment will be effective for the Company with annual periods beginning January 1, 2022 and early adoption is permitted. The adoption of ASU 2020-06 is not expected to have a material impact on the Company’s financial statements or disclosures.

In August 2020, the FASB issued Account Standard Update (“ASU”) 2020-06, “Debt - Debt with Conversion and Other Options (subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (subtopic 815-40),” which reduces the number of accounting models in ASC 470-20 that require separate accounting for embedded conversion features. As a result, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost as long as no other features require bifurcation and recognition as derivatives. By removing those separation models, the effective interest rate of convertible debt instruments will be closer to the coupon interest rate. Further, the diluted net income per share calculation for convertible instruments will require the Company to use the if-converted method. The treasury stock method should no longer be used to calculate diluted net income per share for convertible instruments. The amendment will be effective for the Company with annual periods beginning January 1, 2022 and early adoption is permitted. The adoption of ASU 2020-06 is not expected to have a material impact on the Company’s financial statements or disclosures.

The Company has evaluated all other recent accounting pronouncements and believes that none of them will have a material effect on the Company's financial position, results of operations or cash flows.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most critical accounting policies in the Management Discussion and Analysis. The SEC indicated that a critical accounting policy is one which is both important to the portrayal of a Company’s financial condition and results, and requires managements most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our accounting policies are discussed in detail in the footnotes to our financial statements included in this Annual Report on Form 10-K for the year ended September 30, 2021 however we consider our critical accounting policies to be those related to revenue recognition, long-lived assets, accounts receivable, fair value of financial instruments, cash and cash equivalents, digital currency and stock-based compensation.

Our significant estimates include estimates used to review the Company’s goodwill and digital currency impairment, intangible assets acquired, impairments and estimations of long-lived assets, revenue recognition on percentage of completion type contracts, revenue recognition from digital currency mining, valuation of derivative assets and liabilities, available-for-sale investments, allowances for uncollectible accounts, valuation of digital currencies, valuation of contingent consideration, warranty, and the valuations of share based awards.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions including, but not limited to, the ultimate impact that COVID-19 may have on the Company’s operations.

Off Balance Sheet Arrangements

As of September 30, 2021, there were no off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a first time large accelerated filer, we are not required to provide the information required by this Item until the first quarter after the fiscal year in which it is first determined that we have become a large accelerated filer.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Consolidated Financial Statements:

F-1	Reports of Independent Registered Public Accounting Firm
F-5	Consolidated Balance Sheets as of September 30, 2021 and 2020;
F-6	Consolidated Statements of Operations and Comprehensive Loss for the years ended September 30, 2021 and 2020;
F-7	Consolidated Statements of Stockholders’ Equity for the years ended September 30, 2021 and 2020
F-8	Consolidated Statements of Cash Flows for the years ended September 30, 2021 and 2020;
F-9	Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

CleanSpark, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CleanSpark, Inc. and its subsidiaries (collectively, the “Company”) as of September 30, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended September 30, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2021 and 2020, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited the Company’s internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated December 14, 2021 expressed an adverse opinion.

Basis for Opinion

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that responds to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Evaluation of the Accounting for and Disclosure of Digital Currency Held

As disclosed in Note 2 to the consolidated financial statements, the Company’s digital currency held as of September 30, 2021, which mainly consist of Bitcoin, are accounted for as indefinite-lived intangible assets, and have been included in current assets on the consolidated balance sheet. The Company’s digital currency as of September 30, 2021 amounted to approximately $23,603,000. We identified the accounting for and disclosure of the digital currency held as a critical audit matter because, currently, no specific definitive guidance exists for the accounting for and disclosure of digital currencies held in accordance with accounting principles generally accepted in the United States (“GAAP”). The Company’s management has exercised significant judgment in their determination of how existing GAAP should be applied to the accounting for its digital currency held, the associated financial statement presentation and accompanying footnote disclosures.

The primary procedures we performed to address this critical audit matter included the following:

•	Evaluated management’s rationale for the application of Accounting Standards Codification (“ASC”) 350 to account for its digital currency held and examined management’s processes for determining the amount of impairment expense recognized;
•	Evaluated management’s rationale for the inclusion of digital currency as a current asset on the balance sheet;
•	Independently and directly confirmed the balance and ownership of digital currency that is in the custody of a third party;
•	Evaluated management’s disclosures of its digital currency activities in the financial statement footnotes; and
•	Examined supporting sale and cash receipt evidence for digital currency sales, including management’s processes for calculating any gains or losses on sales of its digital currency.

Evaluation of the Accounting for and Disclosure of Digital Currency Mining Revenue Recognized

As disclosed in Note 2, the Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. The Company provides computing power to the mining pools and in exchange for providing such computing power, the Company is entitled to a fractional share of the fixed cryptocurrency award the pool operator receives for successfully adding a block to the blockchain, plus a fractional share of the transaction fees attached to that block. The Company’s fractional share is based on the proportion of computing power the Company contributed to the mining pool operator to the total computing power contributed by all mining pool participants in solving the current algorithm. During the year ended September 30, 2021, the Company recognized net digital currency mining revenue of approximately $38,846,000. We identified the accounting for and disclosure of digital currency mining revenue recognized as a critical audit matter because, currently, no specific definitive guidance exists for the accounting for and disclosure of digital currency mining revenue recognized in accordance with GAAP. The Company’s management has exercised significant judgment in their determination of how existing GAAP should be applied to the accounting for and disclosure of digital currency mining revenue recognized.

The primary procedures we performed to address this critical audit matter included the following:

•	Performed a site visitation of the facility where the Company’s mining hardware is located. The visitation included an observation of the physical and environmental controls and mining equipment inventory observation procedures;
•	Evaluated management’s rationale for the application of ASC 606 to account for digital currency awards earned;
•	Evaluated management’s disclosures of its digital currency activities in the financial statement footnotes;
•	Evaluated and tested management’s rationale and supporting documentation associated with the valuation of digital currency awards earned;
•	Independently confirmed certain financial data and wallet records directly with the mining pools;
•	Compared the Company’s wallet records of digital currency mining compensation received to publicly available blockchain records; and
•	Undertook an analytical review of total digital currency mining revenue expected to be recognized by the Company by assessing the total hash power contributed onto the network by the Company against total block rewards and transaction fees issued over the year.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2018.

Houston, Texas

December 14, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

CleanSpark, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited the internal control over financial reporting of CleanSpark, Inc. and its subsidiaries (collectively, the “Company”) as of September 30, 2021 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, because of the effect of the material weaknesses described below on the achievement of the objectives of the control criteria, the Company did not maintain effective internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of September 30, 2021 and 2020 and for the years then ended and our report dated December 14, 2021 expressed an unqualified opinion on those financial statements.

The Company acquired ATL Data Centers LLC and Solar Watt Solutions, Inc. (collectively, the “Acquired Businesses”) during the year ended September 30, 2021, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2021, the Acquired Businesses’ internal control over financial reporting associated with total assets of $267.3 million (of which $27.3 million represents goodwill and intangibles included within the scope of the assessment), and total revenues of $43.2 million included in the consolidated financial statements of the Company as of and for the year ended September 30, 2021. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of the Acquired Businesses.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment: (1) the Company did not adequately implement or properly maintain controls over its financial close and reporting process, its process over the recording of energy and other services revenue and its process over the accounting and valuation of certain aspects of business combinations involving significant estimates and (2) the Company did not adequately design and maintain effective general information technology controls over third-party information systems and applications that are relevant to the preparation of the Company’s financial statements. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2021 consolidated financial statements, and this report does not affect our report on those financial statements.

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

Houston, Texas

December 14, 2021

CLEANSPARK, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2021	September 30, 2020
ASSETS
Current assets
Cash and cash equivalents, including restricted cash	$18,040,327	$3,126,202
Accounts receivable, net	2,619,957	859,791
Contract assets	—	4,103
Inventory	2,672,744	247,500
Prepaid expense and other current assets	5,129,047	938,993
Digital currency	23,603,210	—
Derivative investment asset	4,905,656	2,115,269
Investment equity security	260,772	460,000
Investment debt security, AFS, at fair value	494,608	500,000
Total current assets	57,726,321	8,251,858

Property and equipment, net	137,592,871	117,994
Operating lease right of use asset	1,488,240	40,711
Capitalized software, net	503,685	976,203
Intangible assets, net	12,277,360	7,049,656
Deposits on mining equipment	87,959,910	—
Other long-term asset	875,536	—
Goodwill	19,049,198	5,903,641

Total assets	317,473,121	22,340,063

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	7,975,263	4,527,037
Contract liabilities	296,964	64,198
Operating lease liability	256,195	41,294
Finance lease liability	413,798	—
Acquisition liability	300,000	—
Contingent consideration	820,802	750,000
Total current liabilities	10,063,022	5,382,529

Long-term liabilities
Loans payable	—	531,169
Operating lease liability, net of current portion	1,235,325	—
Finance lease liability, net of current portion	458,308	—
Total liabilities	11,756,655	5,913,698

Stockholders' equity
Common stock; $0.001 par value; 100,000,000 shares authorized; 37,395,945 and 17,390,979 shares issued and outstanding as of September 30, 2021 and September 30, 2020, respectively	37,394	17,391
Preferred stock; $0.001 par value; 10,000,000 shares authorized; Series A shares; 2,000,000 authorized; 1,750,000 and 1,750,000 issued and outstanding as of September 30, 2021 and September 30, 2020 respectively	1,750	1,750
Additional paid-in capital	444,074,832	132,809,830
Accumulated other comprehensive loss	(5,392)	—
Accumulated deficit	(138,392,118)	(116,402,606)
Total stockholders' equity	305,716,466	16,426,365

Total liabilities and stockholders' equity	317,473,121	22,340,063

The accompanying notes are an integral part of these consolidated financial statements.

CLEANSPARK, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	September 30, 2021	September 30, 2020
Revenues, net
Digital currency mining revenue, net	38,846,633	—
Energy hardware, software and services revenue	9,002,636	9,018,023
Other services revenue	1,588,846	1,010,678
Total revenues, net	49,438,115	10,028,701

Costs and expenses
Cost of revenues (exclusive of depreciation and amortization shown below)	13,964,711	7,907,849
Professional fees	8,272,967	6,521,016
Payroll expenses	25,355,684	6,813,641
General and administrative expenses	5,291,652	1,093,062
Impairment of goodwill	5,723,388	—
Other impairment expense (related to Intangible Assets)	7,162,398	—
Depreciation and amortization	12,244,368	2,836,249
Total costs and expenses	78,015,168	25,171,817

Loss from operations	(28,577,053)	(15,143,116)

Other income/(expense)
Other income	544,778	20,000
Change in fair value of contingent consideration	84,198	—
Realized gain on sale of digital currency	3,104,378	—
Realized gain on sale of equity securities	179,046	—
Unrealized gain (loss) on equity security	(5,153)	116,868
Unrealized gain on derivative security	2,790,387	2,115,269
Interest income	221,488	308,804
Interest expense	(154,079)	(10,758,750)
Loss on disposal of assets	—	(5,218)
Total other income (expense)	6,765,043	(8,203,027)

Loss before income tax (expense) or benefit	(21,812,010)	(23,346,143)
Income tax (expense) or benefit	—	—
Net loss	(21,812,010)	(23,346,143)

Other comprehensive loss	(5,392)	—
Total comprehensive loss	(21,817,402)	(23,346,143)

Preferred stock dividends	177,502	—

Total comprehensive loss attributable to common shareholders	(21,994,904)	(23,346,143)

Loss per common share - basic and diluted	(0.75)	(2.44)

Weighted average common shares outstanding - basic and diluted	29,441,364	9,550,626

The accompanying notes are an integral part of these consolidated financial statements.

CLEANSPARK, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	For the Year Ended September 30, 2021
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance, September 30, 2020	1,750,000	1,750	17,390,979	17,391	132,809,830	—	(116,402,606)	16,426,365
Shares issued for services	—	—	631,765	631	5,923,300	—	—	5,923,931
Exercise of options and warrants	—	—	389,745	389	3,750,542	—	—	3,750,931
Shares returned for settlement of debt	—	—	(15,000)	(15)	15	—	—	—
Shares issued for business acquisition	—	—	976,828	996	15,783,376	—	—	15,784,372
Shares in Escrow for business acquisition	—	—	1,119,160	1,100	10,580,786	—	—	10,581,886
Options and warrants issued for services	—	—	—	—	5,480,426	—	—	5,480,426
Shares issued under underwritten offering, net of offering costs	—	—	16,978,734	16,978	270,639,140	—	—	270,656,118
Shares returned in relation to business acquisition	—	—	(76,266)	(76)	(892,583)	—	—	(892,659)
Preferred stock dividends	—	—	—	—	—	—	(177,502)	(177,502)
Net loss	—	—	—	—	—		(21,812,010)	(21,812,010)
Other comprehensive loss	—	—	—	—	—	(5,392)		(5,392)
Balance, September 30, 2021	1,750,000	1,750	37,395,945	37,394	444,074,832	(5,392)	(138,392,118)	305,716,466

	For the Year Ended September 30, 2020
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Balance, September 30, 2019	1,000,000	$1,000	4,679,018	$4,679	$111,936,125	$—	$(93,056,463)	$18,885,341
Shares issued for services	750,000	750	50,381	50	139,800	—	—	140,600
Options and warrants issued for services	—	—	—	—	1,912,632	—	—	1,912,632
Shares issued upon conversion of debt and accrued interest	—	—	11,330,978	11,331	14,038,669	—	—	14,050,000
Rounding shares issued for stock split	—	—	793	1	(1)	—	—	—
Shares returned and cancelled	—	—	(30,000)	(30)	30	—	—	—
Options issued for business acquisition	—	—	—	—	88,935	—	—	88,935
Shares issued for business acquisition	—	—	122,126	122	694,878	—	—	695,000
Shares issued upon exercise of warrants	—	—	6,913	7	(7)	—	—	—
Shares issued under registered direct offering	—	—	1,230,770	1,231	3,998,769	—	—	4,000,000
Net loss	—	—	—	—	—	—	(23,346,143)	(23,346,143)
Other comprehensive loss	—	—	—	—	—	—	—	—
Balance, September 30, 2020	1,750,000	1,750	17,390,979	17,391	132,809,830	—	(116,402,606)	16,426,365

The accompanying notes are an integral part of these consolidated financial statements.

CLEANSPARK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	September 30, 2021	September 30, 2020
Cash Flows from Operating Activities
Net loss	(21,812,010)	(23,346,143)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation including expenses in lieu of commission to brokers	8,546,712	2,053,232
Impairment expense on digital currency	6,608,076	—
Unrealized gain on equity security	5,153	(116,868)
Digital currency issued for services	296,592	—
Realized gain on sale of equity security	(179,046)	—
Realized gain on digital currency	(3,104,378)	—
Depreciation and amortization	12,244,368	2,836,249
Provision for bad debts	246,453	27,456
Gain on derivative asset	(2,790,387)	(2,115,269)
Gain on forgiveness of debt	(531,169)	—
Change in fair value of contingent consideration	(84,198)
Amortization of debt discount	—	9,010,547
Shares issued as interest	—	2,050,000
Loss on asset disposal	—	(5,218)
Impairment expense on capitalized software	554,322	—
Impairment of Goodwill	5,723,388	—
Noncash lease expense	321,758	44,569
Changes in operating assets and liabilities
Decrease (increase) in prepaid expenses and other current assets	(3,216,288)	275,452
Decrease in contract assets	4,103	52,974
Decrease in contract liabilities, net	146,128	(435,203)
(Increase) in accounts receivable	(2,011,250)	(21,664)
Increase in accounts payable and accrued liabilities	5,006,403	3,415,168
(Increase) in digital currency	(38,846,633)	—
(Decrease) in lease liability	(319,061)	(43,986)
Increase in inventory	(2,238,378)	(247,500)
(Decrease) in due to related parties	—	(86,966)
Net cash used in operating activities	(35,429,342)	(6,642,734)

Cash Flows from investing
Increase in deposits on mining equipment	(89,260,010)	—
Proceeds from sale of digital currencies	11,443,132	—
Proceeds from sale of equity securities	373,121	—
Investment in infrastructure development	(81,868)	—
Purchase of property and equipment	(139,234,948)	(34,897)
Acquisition of ATL Data Center, net of cash received	45,783	—
Acquisition of p2KLabs, net of cash received	—	(1,141,990)
Acquisition of Solar Watt Solutions	(1,000,136)	—
Cash consideration for acquisition of GridFabric, net of cash acquired	—	(371,812)
Investment in capitalized software	—	(84,924)
Investment in debt and equity securities	—	(750,000)
Net cash used in investing activities	(217,714,926)	(2,383,623)

Cash Flows from Financing Activities
Payments on promissory notes	(5,882,553)	(217,467)
Proceeds from promissory notes	—	531,169
Payments on finance leases	(288,602)	—
Proceeds from exercise of options and warrants	3,750,932	—
Proceeds from offerings, net	270,656,118	4,000,000
Dividend paid	(177,502)	—

Net cash provided by financing activities	268,058,393	4,313,702

Net increase (decrease) in Cash	14,914,125	(4,712,655)

Cash and cash equivalents, including restricted cash, beginning of period	3,126,202	7,838,857

Cash and cash equivalents, including restricted cash, end of period	18,040,327	3,126,202

Supplemental disclosure of cash flow information
Cash paid for interest	156,204	14,162
Cash paid for tax	—	—

Non-cash investing and financing transactions
Day one recognition of right of use asset and liability	1,543,719	85,280
Remeasurement of right of use asset and liability due to lease modification	695,551	—
Shares and options issued for business acquisition	25,473,675	783,935
Options issued for services	953,125	1,912,632
Shares issued for services	1,904,521	139,850
Shares issued for conversion of debt and accrued interest	—	14,050,000
Cashless exercise of warrants	74	7
Shares issued as collateral returned to treasury	15	30

The accompanying notes are an integral part of these consolidated financial statements.

CLEANSPARK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    ORGANIZATION AND LINE OF BUSINESS

Organization

The Company – CleanSpark, Inc. (“CleanSpark,” “we,” “our,” "Company") was incorporated in the state of Nevada on October 15, 1987 as SmartData Corporation. In October 2016, the Company changed its name to CleanSpark, Inc.

CleanSpark, Inc. is a bitcoin mining and diversified energy company incorporated in Nevada. The Company sustainably mines bitcoin and provides advanced energy technology solutions to commercial and residential customers to solve modern energy challenges. The Company, through itself and its wholly owned subsidiaries, has operated in the digital currency mining sector since December 2020, and in the alternative energy sector since March 2014.

CleanSpark, Inc. aims to develop a long-term sustainability and clean energy plan to support its bitcoin mining operations.

Lines of Business

Digital Currency Mining Segment

Through our wholly owned subsidiaries, ATL Data Centers LLC (“ATL”) and CleanBlok, Inc. (“CleanBlok”), the Company mines bitcoin. The Company entered the bitcoin mining industry through our acquisition of ATL in December 2020. It acquired a second data center in August 2021 and have had a co-location agreement with New York-based Coinmint in place since July 2021. Bitcoin mining has now become the Company’s principal revenue generating business activity. We currently intend to acquire additional facilities, equipment and infrastructure capacity to continue to expand our bitcoin mining operations.

Through our subsidiaries CSRE Properties Norcross, LLC and CSRE Property Management Company, LLC and CSRE Properties, LLC, we maintain real property holdings for ATL Data Centers LLC and CleanBlok Inc.

Energy Segment

The Company provides energy solutions through our wholly owned subsidiaries CleanSpark, LLC, CleanSpark Critical Power Systems, Inc., GridFabric, LLC, and Solar Watt Solutions, Inc. These solutions consist of engineering, design and software solutions, custom hardware solutions, Open Automated Demand response (“OpenADR”), solar, energy storage for microgrid and distributed energy systems to military, commercial and residential customers in Southern California and throughout the world.

The Company’s solutions are supported by a proprietary suite of software solutions that include microgrid energy modeling, energy market communications and energy management solutions.

Other business activities

Through our wholly owned subsidiary p2kLabs, Inc., we provide design, software development, and other technology-based consulting services. The services provided are generally hourly or fixed-fee project-based arrangements.

Through ATL, we also provide traditional data center services, such as providing customers with rack space, power and equipment, and offer several cloud services including virtual services, virtual storage, and data backup services.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Liquidity

The accompanying audited financial statements of the Company have been prepared by the Management in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and have been filed with the SEC on December 14, 2021 (“Form 10-K”).

As shown in the accompanying audited consolidated financial statements, the Company incurred a net loss of $21,812,010 and $23,346,143 during the years ended September 30, 2021 and September 30, 2020, respectively. While the Company has experienced negative cash flows from operations, the Company has sufficient capital to support its ongoing operations from cash flows provided from operational activities, including potential sale of digital currency, and has access to additional capital through the registered sale of equity securities pursuant to a registration statement on Form S-3. In addition, the Company is continuing to grow its business segments through which it expects to grow its working capital base. As of September 30, 2021 and September 30, 2020, the Company had working capital of $47,663,299 and $2,869,329, respectively.

Principles of Consolidation

The accompanying audited consolidated financial statements include the accounts of CleanSpark, Inc., and its wholly owned operating subsidiaries, CleanSpark, LLC, CleanSpark II, LLC, CleanSpark Critical Power Systems Inc., p2kLabs, Inc, GridFabric, LLC, ATL Data Centers LLC, CleanBlok, Inc., CSRE Properties, LLC, Solar Watt Solutions, Inc, CSRE Properties Norcross, LLC and CSRE Property Management Company, LLC. All intercompany transactions have been eliminated upon consolidation of these entities.

Going Concern

The accompanying consolidated financial statements of the Company have been prepared assuming the Company will continue as a going concern. The going concern basis of presentation assumes that the Company will continue in operation one year after the date these financial statements are issued and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. The evaluation of going concern under the accounting guidance requires significant judgment which involves the Company to consider that it has historically incurred losses in recent years as it has prepared to grow its business through acquisition opportunities. The Company must also consider its current liquidity as well as future market and economic conditions that may be deemed outside the control of the Company as it relates to obtaining financing and generating future profits. As of September 30, 2021, the Company had approximately $18 million of available cash on-hand and Bitcoin with a fair market value of $27.5 million. In determining whether there is substantial doubt about the Company’s ability to continue as a going concern, the Company may consider the effects of any mitigating plans for additional sources of financing. The Company identified additional financing sources it believes are currently available to fund its operations and drive future growth that include (i) the ability to access capital using the at-the-market (“ATM”) equity offering program available to the Company whereby the Company may sell additional shares of its common stock (discussed in Note 11 – Stockholders’ Equity), and (ii) the ability to raise additional financing from other sources. (Refer to Note 11 for further details)

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates include estimates used to review the Company’s goodwill and digital currency impairment, intangible assets acquired, impairments and estimations of long-lived assets, revenue recognition on percentage of completion type contracts, revenue recognition from digital currency mining, valuation of derivative assets and liabilities, available-for-sale investments, allowances for uncollectible accounts, valuation of digital currencies, valuation of contingent consideration, warranty, and the valuations of share based awards.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions including, but not limited to, the ultimate impact that COVID-19 may have on the Company’s operations.

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

Revenues from digital currency mining

The Company has entered in digital asset mining pools to provide computing power to the mining pools. The contracts are terminable at any time by either party and the Company’s enforceable right to compensation only begins when the Company starts providing computing power to the mining pool operator. In exchange for providing computing power, the Company is entitled to a fractional share of the fixed cryptocurrency award the mining pool operator receives (less net digital asset transaction fees to the mining pool operator), for successfully adding a block to the blockchain, , plus a fractional share of the transaction fees attached to that block.. The Company’s fractional share is based on the proportion of computing power the Company contributed to the mining pool operator to the total computing power contributed by all mining pool participants in solving the current algorithm. The transaction consideration the Company receives is noncash consideration, in the form of digital currency, which the Company measures at fair value on the date received which is not materially different than the fair value at contract inception or time the Company has earned the award from the mining pools. The consideration is dependent on the number of digital assets mined on any given day. Fair value of the digital currency award received is determined using the spot price of the related digital currency on the date earned.

There is currently no definitive guidance under GAAP or alternative accounting framework for the accounting for digital currencies recognized as revenue or held, and management has exercised significant judgment in determining the appropriate accounting treatment. In the event authoritative guidance is enacted by the FASB, the Company may be required to change its policies, which could have an effect on the Company’s consolidated financial position and results from operations. The total revenue recognized from digital currency mining for the years ended September 30, 2021 and September 30, 2020 is $38,846,633 and $0, respectively.

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

The total revenue recognized from sale of residential battery, residential solar and commercial solar for the years ended September 30, 2021 and September 30, 2020 is $3,727,335 and $0, respectively.

Revenues from Sale of Equipment

Performance Obligations Satisfied at a point in time.

We recognize revenue on agreements for equipment we sell on a standardized basis to the market at a point in time. We recognize revenue at the point in time that the customer obtains control of the good, which is generally upon shipment or when the customer has physical possession of the product depending on contract terms. We use proof of delivery for certain large equipment with more complex logistics, whereas the delivery of other equipment is estimated based on historical averages of in-transit periods (i.e., time between shipment and delivery). Generally, shipping costs are included in the price of equipment unless the customer requests a non-standard shipment. In situations where an alternative shipment arrangement has been made, the Company recognizes the shipping revenue upon customer receipt of the shipment.

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

Contract assets represent revenue recognized in excess of amounts billed and include unbilled receivables (typically for cost reimbursable contracts) of $0 and contract work in progress (typically for fixed-price contracts) of $0 and $4,103 as of September 30, 2021 and September 30, 2020, respectively. Unbilled receivables, which represent an unconditional right to payment subject only to the passage of time, are reclassified to accounts receivable when they are billed under the terms of the contract. There are no advances that are payments on account of contract assets that have been deducted from contract assets as of September 30, 2021 and September 30, 2020. Contract liabilities mostly represent customer deposits. The Company recorded $296,964 and $64,198 in contract liabilities as of September 30, 2021 and September 30, 2020, respectively.

The total revenue recognized from sale of switchgear for the years ended September 30, 2021 and September 30, 2020 is $4,448,726 and $7,505,761 respectively.

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

The total revenue recognized from design, software development and other technology-based consulting services for the years ended September 30, 2021 and September 30, 2020 is $1,676,505 and $2,431,419, respectively.

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

The total revenue recognized from design, software development and other technology-based consulting services for the years ended September 30, 2021 and September 30, 2020 is $1,676,505 and $2,431,419, respectively.

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

The total revenue recognized from data center services for the years ended September 30, 2021 and September 30, 2020 is $554,345 and $0, respectively.

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

For the year ended September 30, 2021 and 2020, the Company reported revenues of $49,438,115 and $10,028,701, respectively.

Cost of Revenues

The Company includes the following in cost of revenues: energy costs, materials costs, manufacturing and logistics costs, freight costs, inventory write-downs, hosting services costs. The recognition of cost of revenue for our energy segment is dependent upon the revenue stream that it pertains to, refer below:

1.	Products Delivered at a Point in Time. Cost of revenue from these products is recognized when the Company transfers control of the product to the customer, which is generally upon shipment.
2.	Products Delivered Over Time. Cost of revenue from these products is recognized over the related service period.

Cash and cash equivalents including restricted cash

Cash and cash equivalents include cash and amounts due from banks and restricted cash. The Company’s restricted cash represents amounts held in trust for certain construction projects. The following table sets forth a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheets that agrees to the total of those amounts as presented in the consolidated statements of cash flows.

	September 30, 2021	September 30, 2020
Cash and cash equivalents, excluding restricted cash	$14,571,198	$3,126,202
Restricted cash – construction escrow account	3,469,129	—
Cash and cash equivalents per consolidated Balance Sheet	$18,040,327	$3,126,202

Accounts receivable

Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms. They are initially recorded at the invoiced amount upon the sale of goods or services to customers, and do not bear interest. The Company performs ongoing credit evaluation of its customers and management closely monitors outstanding receivables based on factors surrounding the credit risk of specific customers, historical trends, and other information. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded.

Accounts receivable, net consists of the following:

	September 30, 2021	September 30, 2020
Accounts Receivable, gross	$2,891,784	$902,146
Other receivables	421,681	—
Retainage receivable	—	615
Provision for doubtful allowances	(693,508)	(42,970)
Total Accounts Receivable, net	$2,619,957	$859,791

Inventory

Inventory is stated at the lower cost or net realizable value with cost being measured on a first-in, first-out basis. For solar panel and battery installations, the Company transfers component parts from inventories to cost of goods sold once installation is complete. The Company periodically reviews inventories for unusable and obsolete items based on assumptions about future demand and market conditions. Based on this evaluation, provisions are made to write inventories down to their net realizable value. There were no write-downs of inventory as of September 30, 2021 and 2020, respectively. The composition of inventory for the years ended as of September 30, 2021 and 2020 are as follows:

	September 30, 2021	September 30, 2020
Batteries and solar panels	$1,819,398	$—
Supplies and other	853,346	247,500
Total inventory	$2,672,744	$247,500

The Company has presented inventory amounting to $247,500 separate from Prepaid and other current assets to Inventory as of September 30, 2020.

Prepaid expense and other current assets

The Company records a prepaid expense for costs paid but not yet incurred. Those expected to be incurred within one year are recognized and shown as a short-term pre-paid expense. Any costs expected to be incurred outside of one year would be considered other long term assets.

Other current assets are assets that consist of deposits and interest receivable. Deposits and interest we expect to receive within one year are shown as short-term. Those we expect to receive outside of one year are shown as other long term assets.

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

For individual debt securities where the Company either intends to sell the security or more likely than not will not recover all of its amortized cost, OTTI (other than temporary impairment) is recognized in earnings equal to the entire difference between the security's cost basis and its fair value at the balance sheet date. For individual debt securities for which a credit loss has been recognized in earnings, interest accruals and amortization and accretion of premiums and discounts are suspended when the credit loss is recognized. Interest received after accruals have been suspended is recognized in income on a cash basis.

The Company holds investments in both publicly held and privately held equity securities. However, as described in Note 1, the Company is primarily doing business of in the digital currency mining sector and alternative energy sector, and not in the business of investing in securities.

Privately held equity securities are recorded at cost and adjusted for observable transactions for same or similar investments of the issuer (referred to as the measurement alternative) or impairment. All gains and losses on privately held equity securities, realized or unrealized, are recorded through gains or losses on equity securities on the consolidated statement of operations and comprehensive loss.

Publicly held equity securities are based on fair value accounting with unrealized gains or losses resulting from changes in fair value reflected as unrealized gains or losses on equity securities in our consolidated statements of operations and comprehensive loss.

Concentration Risk

At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of FDIC limits. The cash balance, in excess of the FDIC limits was $17,790,327 and $2,876,202 for periods ended September 30, 2021 and September 30, 2020, respectively. The accounts offered by custodians of the Company’s bitcoin are not insured by the FDIC. The fair market value of bitcoin held in accounts covered by FDIC limits was $27,554,031 and $0 for the periods ended September 30, 2021 and 2020, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in these accounts.

The Company has certain customers and vendors who individually represented 10% or more of the Company’s revenue or capital expenditures. (see Note 16 for details)

Leases

In accordance with ASC 842, the Company assesses whether an arrangement contains a lease at contract inception. When an arrangement contains a lease, the Company categorize leases with contractual terms longer than twelve months as either operating or finance. Finance leases are generally those leases that allow us to substantially utilize or pay for the entire asset over its estimated life. Assets acquired under finance leases are recorded in “Fixed Assets, net.” All other leases are categorized as operating leases.

The Company records right-of use ("ROU") assets and lease obligations for its finance and operating leases, which are initially recognized based on the discounted future lease payments over the term of the lease. As the rate implicit in the Company's leases is not easily determinable, the Company’s applicable incremental borrowing rate is used in calculating the present value of the sum of the lease payments.

Lease term is defined as the non-cancelable period of the lease plus any options to extend or terminate the lease when it is reasonably certain that the Company will exercise the option. The Company has elected not to recognize ROU asset and lease obligations for its short-term leases, which are defined as leases with an initial term of 12 months or less.

Some leases include multiple year renewal options. The Company’s decision to exercise these renewal options is based on an assessment of its current business needs and market factors at the time of the renewal. Currently, the Company has no leases for which the option to renew is reasonably certain and therefore, options to renew were not factored into the calculation of its right of use asset and lease liability as of September 30, 2021.

For all classes of underlying assets, the Company has elected to not separate lease from non-lease components.

Warranty Liability

The Company establishes warranty liability reserves to provide for estimated future expenses as a result of installation and product defects, product recalls and litigation incidental to the Company’s business. Liability estimates are determined based on management’s judgment, considering such factors as historical experience, the likely current cost of corrective action, manufacturers and subcontractors participation in sharing the cost of corrective action, consultations with third party experts such as engineers, and discussions with the Company’s general counsel and outside counsel retained to handle specific product liability cases. The Company’s manufacturers and service providers currently provide substantial warranties between ten to twenty-five years with full reimbursement to replace and install replacement parts. While it is probable that the Company will incur costs associated with future warranty claims, the Company cannot reasonably estimate the loss of future warranty claims. Thus, the loss on warranty claims will be charged to the income of the period in which the loss can be reasonably estimated and shall not be charged retroactively to an earlier period, in accordance with the provisions of ASC 450. There were no warranty costs and associated liabilities as of September 30, 2021 and September 30, 2020.

Stock -based compensation

The Company follows the guidelines in FASB Codification Topic ASC 718-10 Compensation-Stock Compensation, which requires companies to measure the cost of employee and non-employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. Stock-based compensation expense for stock options is recognized on a straight-line basis over the requisite service period. The Company may issue compensatory shares for services including, but not limited to, executive, management, accounting, operations, corporate communication, financial and administrative consulting services. The Company determines the grant date fair value of the options using the Black-Scholes option-pricing model. For discussion of accounting for RSUs, please refer Note 13 – Stock-Based Compensation.

Earnings (loss) per share

The Company reports earnings (loss) per share in accordance with FASB ASC 260-10 “Earnings Per Share,” which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. As of September 30, 2021 and 2020, there were 2,173,578 shares and 1,577,013 shares, respectively, issuable upon exercise of outstanding options warrants and restricted stock units, as well as 5,250,000 shares issuable upon preferred stock conversions, that were excluded from the current and prior period calculations of diluted net loss per share as their inclusion would have been anti-dilutive to the Company’s net loss.

Property and equipment

In accordance with the Financial Accounting Standards Board ASC 360-10, "Property, Plant and Equipment” the carrying value of property and equipment, and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value. During the year ended September 30, 2021 and September 30, 2020 the Company did not record an impairment expense. Property and equipment are stated at cost less accumulated depreciation. Construction in progress is the construction or development of assets that has not yet been placed in service for its intended use. Depreciation for machinery and equipment, mining equipment, buildings, furniture and fixtures and leasehold improvements commences once they are ready for its intended use. Land is not depreciated.

Depreciation is calculated on a straight-line basis over the estimated useful life of the asset as follows:

Useful life (years)
Building	30
Machinery and equipment	1 - 10
Mining equipment	3 – 15
Leasehold improvements	Shorter of estimated lease term or 5 years
Furniture and fixtures	1 - 5

Business combinations, Intangible Assets and Goodwill

The Company accounts for business combinations under the acquisition method of accounting in accordance with ASC 805, Business Combinations, where the total purchase price is allocated to the identified assets acquired and liabilities assumed based on their estimated fair values. The purchase price is allocated using the information currently available, and may be adjusted, up to one year from acquisition date, after obtaining more information regarding, among other things, asset valuations, liabilities assumed and revisions to preliminary estimates. The difference between the purchase price, including any contingent consideration, and the fair value of net assets acquired is recorded as goodwill. Contingent consideration transferred is initially recognized at fair value. Contingent consideration classified as a liability or an asset is remeasured to fair value each period until settlement, with changes recognized in profit or loss. Contingent consideration classified as equity is not remeasured. Acquisition-related costs are recognized separately from the acquisition and are expensed as incurred.

The Company reviews its indefinite lived intangibles and goodwill for impairment annually or whenever events or circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable. In accordance with its policies, the Company performed an assessment of indefinite lived intangibles and goodwill as of the year end September 30, 2021. (See Note 6 for impairment related to indefinite lived intangibles and goodwill).

2021 Goodwill Impairment analysis

In completing the 2021 annual goodwill impairment analysis, the Company elected to perform both qualitative and quantitative assessments for our goodwill. The assessments involve comparing the carrying value of the entity, including goodwill, to its estimated fair value. In accordance with ASU 2017-04, a goodwill impairment charge is recorded for the amount by which the carrying value unit exceeds the fair value of the reporting unit. In determining the fair value for which the quantitative assessment was performed, the Company obtained an independent evaluation of goodwill. The independent evaluation agency has utilized the income approach to test for goodwill impairment. The income approach is a valuation technique under which we estimate future cash flows using the financial forecast from the perspective of an unrelated market participant. Using historical trending and internal forecasting techniques, revenue is projected and applied to fixed and variable cost experience rates to arrive at the future cash flows. A terminal value was then applied to the projected cash flow stream. Future estimated cash flows were discounted to their present value to calculate the estimated fair value. The discount rate used was the value-weighted average of our estimated cost of capital derived using both known and estimated customary market metrics. In determining the estimated fair value, several factors were estimated, including projected operating results, growth rates, economic conditions, anticipated future cash flows and the discount rate.

The assessment indicated that impairment of goodwill was necessary. Based on the assessment for impairment, the Company reported an impairment expense of goodwill of $5,723,388 for the year ended September 30, 2021. There was no impairment expense for the year ended September 30, 2020.

The following table reflects segment wise goodwill activity for the years ended September 30, 2021 and 2020, respectively:

	Digital	Energy	Others	Total
Goodwill- October 1, 2019	$—	$4,919,858	$—	$4,919,858
New Acquisitions	—	6,395	977,388	983,783
Impairment	—	—	—	—
Goodwill- September 30, 2020	—	4,926,253	977,388	5,903,641
New Acquisitions	12,048,419	6,820,526	—	18,868,945
Impairment	—	(4,746,000)	(977,388)	(5,723,388)
Goodwill- September 30, 2021	$12,048,419	$7,000,779	$—	$19,049,198

The Company amortizes intangible assets with finite lives over their estimated useful lives, which range between two and twenty years as follows:

Useful life (years)
Patents	13-20
Websites	3
Customer list and non-compete agreement	2-4
Design assets	2
Trademarks	14
Engineering trade secrets	1-7
Software	4-7
Strategic contract	5
Infrastructure asset	15
Capitalized software	7

Digital Currency

Digital currencies are included in current assets in the consolidated balance sheets. Digital currencies are classified as indefinite-lived intangible assets in accordance with ASC 350, Intangibles — Goodwill and Other, and are accounted for in connection with the Company’s revenue recognition policy detailed above and in Footnote 2 – Significant Accounting Policies. An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Quantitative impairment exists when the carrying amount exceeds its fair value, which is measured using the quoted price of the digital currency at the time its fair value is being measured in accordance with ASC 820, Fair Value Measurement. Quoted prices are obtained from the principal market. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted as per ASC 350, Intangibles – Goodwill and Other.

Digital currencies earned by the Company through its mining activities are included within operating activities on the accompanying consolidated statements of cash flows. The sales of digital currencies are included within investing activities in the accompanying consolidated statements of cash flows and any realized gains or losses from such sales are included in other income (expense) in the consolidated statements of operations and comprehensive loss. The Company accounts for its gains or losses in accordance with the first in first out (“FIFO”) method of accounting.

The following table presents the activities of the digital currencies for the year ended September 30, 2021:

Amount ($)
Balance as on September 30, 2019	—
Additions to digital currencies	—
Sale of digital currencies	—
Balance as on September 30, 2020	—
Additions of digital currencies	38,846,633
Sale of digital currencies	(11,443,132)
Realized gain on sale of digital currencies	3,104,378
Digital currencies issued for services	(296,593)
Impairment loss	(6,608,076)
Balance as on September 30, 2021	23,603,210

Software Development Costs

The Company capitalizes software development costs under guidance of ASC 985-20 Costs of Software to be Sold, Leased or Marketed for our mPulse, Canvas & Plaid platforms and under ASC 350-40 Internal Use Software. Software development costs include payments made to independent software developers under development agreements, as well as direct costs incurred for internally developed products. Software development costs are capitalized once the technological feasibility of a product is established and such costs are determined to be recoverable. Technological feasibility of a product requires both technical design documentation and infrastructure design documentation, or the completed and tested product design and a working model. Significant management judgments and estimates are utilized in the assessment of when technological feasibility is established, and the evaluation is performed on a product-by-product basis. For products where proven technology exists, this may occur early in the development cycle. Prior to a product's release, if and when we believe capitalized costs are not recoverable, we expense the amounts as part of "Product development." Capitalized costs for products that are cancelled or are expected to be abandoned are charged to "Product development" in the period of cancellation.

Commencing upon a product's release, capitalized software development costs are amortized to "Cost of revenues software amortization" based on the ratio of current revenues to total projected revenues for the specific product, generally resulting in an amortization period of seven years for our current product offerings. In recognition of the uncertainties involved in estimating future revenue, amortization will never be less than straight-line amortization of the products remaining estimated economic life.

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

Fair Value Measurement of financial instruments, derivative asset and contingent consideration

The carrying value of cash, accounts payable and accrued expenses, and debt approximate their fair values because of the short-term nature of these instruments. Management believes the Company is not exposed to significant interest or credit risks arising from these financial instruments.

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

The following table presents the Company’s financial instruments that are measured and recorded at fair value on the Company’s balance sheets on a recurring basis, and their level within the fair value hierarchy as of September 30, 2021 and September 30, 2020:

September 30, 2021:

	Amount ($)	Level 1	Level 2	Level 3
Derivative asset	4,905,656	—	—	4,905,656
Investment in equity security	10,772	10,772	—	—
Investment in debt security	494,608	—	—	494,608
Contingent cash consideration	820,802	—	—	820,802
Total	6,231,838	10,772	—	6,221,066

September 30, 2020:

	Amount ($)	Level 1	Level 2	Level 3
Derivative asset	2,115,269	—	—	2,115,269
Investment in equity security	210,000	210,000	—	—
Investment in debt security	500,000	—	—	500,000
Contingent cash consideration	750,000	—	—	750,000
Total	3,575,269	210,000	—	3,365,269

Income taxes

The Company’s calculation of its tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions. The Company recognizes tax liabilities for uncertain tax positions based on management’s estimate of whether it is more likely than not that additional taxes will be required. The Company had no uncertain tax positions as of September 30, 2021 and 2020.

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

The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws and regulations themselves are subject to change as a result of changes in fiscal policy, changes in legislation, the evolution of regulations and court rulings. Therefore, the actual liability for U.S., or the various state jurisdictions, may be materially different from managements estimates, which could result in the need to record additional tax liabilities or potentially reverse previously recorded tax liabilities. Interest and penalties are included in tax expense.

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operation in the provision for income taxes. As of September 30, 2021 and 2020, the Company had no accrued interest or penalties related to uncertain tax positions.

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations or net assets of the Company and are as follows:

•	The Company has reclassified interest receivable on investment in debt securities from Accounts Receivable to Prepaid expense and other current assets amounting to $399,863 and $187,562 as of September 30, 2021 and 2020, respectively.
•	The revenue presentation is updated to remain consistent with the business segments of the Company. In 2020, revenues were categorized into hardware and software related sales. In 2021, the Company has realigned its focus and accordingly revenue is reported based upon business segments of digital currency mining, energy and others.
•	Product development expense for the year ended September 30, 2020 has been reclassified to be included in depreciation and amortization expense.

Commitments and contingencies

The Company is subject to the possibility of various loss contingencies and loss recoveries, such as legal proceedings and claims arising out of its business. The Company considers the likelihood of loss or impairment of an asset, or the incurrence of a liability, as well as the Company’s ability to reasonably estimate the amount of loss, in determining loss contingencies. An estimated loss contingency is accrued when it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. The Company regularly evaluates current information available with its external and internal counsel to determine whether an accrual is required, an accrual should be adjusted or a range of possible loss should be disclosed.

Segment Reporting

Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker, or decision-making group, in deciding the method to allocate resources and assess performance. To better align with the Company’s strategic objectives, the Company optimized its reportable segments down to two, (1) Digital Currency Mining Segment and (2) Energy Segment; by eliminating the digital agency segment. Results associated with that component are now being reported under other revenue and eliminations.

Recently issued accounting pronouncements

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers, as if it had originated the contracts. Under the current business combinations guidance, such assets and liabilities are recognized by the acquirer at fair value on the acquisition date. This new guidance is effective for the Company for its fiscal year beginning February 1, 2023 and interim periods within that fiscal year, and early adoption is permitted. The Company is evaluating its potential impact but does not expect the new standard to have a material impact on the Company's results of operations or cash flows.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting and issued subsequent amendments to the initial guidance (collectively, “Topic 848”). Topic 848 became effective immediately and expires on December 21, 2022. Topic 848 allows eligible contracts that are modified to be accounted for as a continuation of those contracts, permits companies to preserve their hedging accounting during the transition period and enables companies to make a one-time election to transfer or sell held-to-maturity debt securities that are affected by rate reform. Topic 848 provides optional expedients and exceptions for contracts, hedging relationships and other transactions that reference the London Inter-Bank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform if certain criteria are met. The adoption of ASU 2020-04 is not expected to have a material impact on the Company’s financial statements or disclosures.

The Company adopted ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments on October 1, 2020 (“ASU 2016-13”). ASU 2016-13 requires entities to use a new forward-looking “expected loss” model that reflects expected credit losses, including credit losses related to trade receivables, and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates, which generally will result in the earlier recognition of allowances for losses. As the Company was a Smaller Reporting Company at the time of issuance of the ASU, the Company expects to adopt the ASU effective October 1, 2023, including the interim periods within the fiscal year. In August 2020, the FASB issued ASU2020-06, “Debt - Debt with Conversion and Other Options (subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (subtopic 815-40),” which reduces the number of accounting models in ASC 470-20 that require separate accounting for embedded conversion features. As a result, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost as long as no other features require bifurcation and recognition as derivatives. By removing those separation models, the effective interest rate of convertible debt instruments will be closer to the coupon interest rate. Further, the diluted net income per share calculation for convertible instruments will require the Company to use the if-converted method. The treasury stock method should no longer be used to calculate diluted net income per share for convertible instruments. The amendment will be effective for the Company with annual periods beginning January 1, 2022 and early adoption is permitted. The adoption of ASU 2020-06 is not expected to have a material impact on the Company’s financial statements or disclosures.

In August 2020, the FASB issued Account Standard Update (“ASU”) 2020-06, “Debt - Debt with Conversion and Other Options (subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (subtopic 815-40),” which reduces the number of accounting models in ASC 470-20 that require separate accounting for embedded conversion features. As a result, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost as long as no other features require bifurcation and recognition as derivatives. By removing those separation models, the effective interest rate of convertible debt instruments will be closer to the coupon interest rate. Further, the diluted net income per share calculation for convertible instruments will require the Company to use the if-converted method. The treasury stock method should no longer be used to calculate diluted net income per share for convertible instruments. The amendment will be effective for the Company with annual periods beginning January 1, 2022 and early adoption is permitted. The adoption of ASU 2020-06 is not expected to have a material impact on the Company’s financial statements or disclosures.

3.    ACQUISITIONS

SOLAR WATT SOLUTIONS, INC.

On February 23, 2021, the Company entered into an Agreement and Plan of Merger (the “SWS Merger Agreement”) with Solar Watt Solutions, Inc. (“SWS”) and its owners (the “Sellers”). The Company accounted for the acquisition of SWS as an acquisition of a business under ASC 805 – Business Combination.

At the closing on February 24, 2021, SWS became a wholly owned subsidiary of the Company. In exchange, the Company issued (i) 477,703 shares of restricted common stock with a deemed value of $15,640,000 calculated based on the five-day average price to the Sellers, of which (a) 167,685 shares with a deemed value of $5,490,000 would be fully earned on closing, and (b) an additional 310,018 shares with a deemed fair value of $10,150,000 were issued to an escrow agent and only earned by Sellers, subject to holdback pending Sellers’ satisfaction of certain future milestones with all such shares subject to a lock up of no less than 180 days and a leak out of no more than 10% of average daily trading value of the prior 30 days for a period of 36 months following the closing, and (ii) up to $3,850,000 in cash to the Sellers, minus the Sellers’ debt, minus the difference between the Actual Amount and Expected Amount consisting of: (A) $1,350,000 (no changes post acquisition date) in cash payable on a pro rata basis to Sellers at closing, less payment of $500,000 (no changes post acquisition date) to settle Sellers’ debt at closing, which includes (I) $200,000 (no changes post acquisition date) in cash was held back by the Company to satisfy potential damages from indemnification claims and any amounts owed pursuant to post-closing adjustments, (II) an additional $100,000 (no changes post acquisition date) in cash was held back by the Company to satisfy any amounts owed pursuant to post-closing adjustments, and (B) up to $2,500,000 (fair valued at $155,000 at acquisition date) in cash held back by the Company and only payable pro rata to Sellers upon meeting certain future milestones and subject to satisfaction of any amounts owing rom SWS to the Company resulting from damages required to be indemnified under the SWS Merger Agreement.

The Company determined the fair value of the consideration given to the sellers of SWS in connection with the transaction in accordance with ASC 820 was as follows:

Consideration:	Fair Value
Cash	$1,350,000
Contingent consideration	155,000
310,018 shares of common stock as contingent equity consideration	$533,002
167,685 shares of common stock	4,649,905
Total Consideration	$6,687,907

Purchase Price Allocation	Preliminary Allocation at Acquisition Date	Adjustments to Fair Value	Final Allocation at Acquisition Date
Customer List	$5,122,733	$(4,932,733)	$190,000
Goodwill	1,642,409	5,178,126	6,820,535
Other Assets and Liabilities assumed, net	(77,235)	(245,393)	(322,628)
Total	$6,687,907	$—	$6,687,907

The goodwill recorded as result of the acquisition represents the strategic benefits of growing the Company’s service portfolio and the expected revenue growth from increased market penetration. Acquired goodwill is not deductible for income tax purposes. The total purchase price was allocated to identifiable assets deemed acquired, and liabilities assumed, based on their estimated fair values.

In connection with the preparation of our financial statements, the Company determined that the accounting treatment of the contingent consideration as reported in the March 31, 2021 and June 30, 2021 consolidated financial statements needed to be revised.  Specifically, the contingent cash consideration liability recorded at acquisition date of $2,500,000 should be adjusted to $155,000 due to probability of non-satisfaction of future milestones. As a result, the contingent cash consideration liability recorded at acquisition date of $2,500,000 was adjusted to $155,000 due to probability of non-satisfaction of future milestones. The Company also estimated that based upon the milestones, only 19,221 contingent shares will be earned out of the 310,018 total contingent shares, and as a result, the Company adjusted the contingent stock consideration to $533,002. The Company assessed the materiality of these adjustments and determined that these were not material to previously issued financial statements for the quarters ended March 31, 2021 and June 30, 2021.

The immaterial impacts of these adjustments for the quarters ended March 31, 2021 and June 30, 2021 are as follows:

Condensed Consolidated Balance Sheet (unaudited)

	March 31, 2021			June 30, 2021
	As Reported ($)	Change ($)	As Revised ($)	As Reported ($)	Change ($)	As Revised ($)

Goodwill	32,034,559	(10,408,798)	21,625,761	31,797,564	(10,408,798)	21,388,766
Total assets	292,612,596	(10,408,798)	282,203,798	297,488,821	(10,408,798)	287,080,023
Contingent consideration - Current	2,416,667	(1,319,751)	1,096,916	650,000	(855)	649,145
Total current liabilities	7,340,445	(1,319,751)	6,020,694	11,910,017	(855)	11,909,162
Contingent consideration - Non Current	833,333	(833,333)	-	2,600,000	(2,000,000)	600,000
Total Liabilities	8,892,137	(2,153,084)	6,739,053	15,693,207	(2,000,855)	13,692,352
Additional paid-in capital	400,032,436	(8,063,798)	391,968,638	414,783,896	(8,063,798)	406,720,098
Total Stockholders' equity	283,720,459	(8,255,714)	275,464,745	281,795,614	(8,407,943)	273,387,671
Total Liabilities and Stockholders' equity	292,612,596	(10,408,798)	282,203,798	297,488,821	(10,408,798)	287,080,023

Condensed Consolidated Statement of operations (unaudited)

	For the Three Months Ended March 31, 2021			For the Three Months Ended June 30, 2021
	As Reported ($)	Change ($)	As Revised ($)	As Reported ($)	Change ($)	As Revised ($)

Change in fair value of contingent consideration	—	(191,916)	(191,916)	—	(152,229)	(152,229)
Total other income (expense)	9,897,012	(191,916)	9,705,096	(2,058,948)	(152,229)	(2,211,177)
Net Income/(loss)	7,400,040	(191,916)	7,208,124	(16,677,127)	(152,229)	(16,829,356)
Net Income (loss) attributable to the Company’s common shareholders	7,222,535	(191,916)	7,030,619	(16,677,127)	(152,229)	(16,829,356)

The amortization period for customer list is estimated to be 1.5 years. The Company estimated the fair value of the identified customer list using a discounted cash flow model. These fair value measurements were based on significant inputs not observable in the market and thus represent a Level 3 measurement. Key assumptions include the level and timing of expected incremental future cash flows over its remaining useful life, and discount rates the Company believe to be consistent with the inherent risks associated with customer list, which is 14%. The Company believes the level and timing of expected future cash flows appropriately reflects market participant assumptions.

The contingent cash consideration was re-measured to $320,802 at September 30, 2021. The company estimates the total contingent cash consideration to be between $320,000 and $550,000 based on the range of possible outcomes. In addition, the Company estimates the total stock consideration to be between $1,100,000 and $1,900,000 based on the range of possible outcomes.

Net sales and net loss of this business included in the Company’s consolidated results of operations in fiscal year 2021 were approximately $3,806,007 and $811,727, respectively.

ATL DATA CENTERS, LLC

On December 9, 2020, the Company entered into an Agreement and Plan of Merger (the “ATL Merger”) with ATL Data Centers LLC (“ATL”) and its members. The Company accounted for the acquisition of ATL as an acquisition of a business under ASC 805 – Business Combination.

At the closing, ATL became a wholly owned subsidiary of the Company. In exchange, the Company issued 1,618,285 shares of restricted common stock to the selling members of ATL, of which: (i) 642,309 shares were fully earned on closing, and (ii) an additional 975,976 shares were issued and held in escrow, subject to holdback pending satisfaction of certain indemnification claims and future milestones, with all such shares subject to a lock up of no less than 180 days and a leak out of no more than 10% of the average daily trading value of the prior 30 days.

The Company determined the fair value of the consideration given to the sellers of SWS in connection with the transaction in accordance with ASC 820 was as follows:

Consideration	Preliminary Allocation at Acquisition Date	Adjustments to Fair Value	Final Allocation at Acquisition Date
642,309 shares of common stock	$8,407,826	—	$8,407,826
975,976 shares of common stock – held in escrow	12,775,525	—	12,775,525
Total Consideration	$21,183,351	—	$21,183,351

Of the 975,976 shares held in escrow, 515,724 shares were released to the selling members of ATL and 68,194 shares were returned to the Company and canceled due to nonsatisfaction of certain indemnification claims during the year ended September 30, 2021. The remaining 392,058 shares held in escrow consist of 72,989 shares subject to holdback pending satisfaction of further indemnification claims and 319,069 shares subject to satisfaction of future milestones.

In connection with the return of the 68,194 shares held in escrow that were cancelled due to the non-satisfaction of certain indemnification claims, total consideration and the related goodwill, decreased by $892,659 during the year ended September 30, 2021.

The consideration remitted in connection with the ATL Merger is subject to adjustment based on post-closing adjustments to closing cash, indebtedness, and transaction expenses of ATL within 90 days of closing. The Company also assumed approximately $6.9 million in debts of ATL at closing. As part of the transaction costs, the Company issued 41,708 shares of common stock for an aggregate value of $545,916 to the broker which were expensed upon issuance of the shares.

Purchase Price Allocation	Preliminary Allocation at Acquisition Date	Adjustments to Fair Value	Final Allocation at Acquisition Date
Strategic Contract	$7,457,970	$2,342,000	$9,799,970
Goodwill	14,205,245	(1,264,167)	12,941,078
Other Assets and Liabilities assumed, net	(479,864)	(1,077,833)	(1,557,697)
Total	$21,183,351	$—	$21,183,351

The Company made measurement period adjustments, primarily to strategic contract and goodwill, to better reflect the facts and circumstances that existed at the acquisition date.

The goodwill recorded as a result of the acquisition represents the strategic benefits of growing the Company’s service portfolio and the expected revenue growth from increased mcarket penetration. Acquired goodwill is not deductible for income tax purposes. The total purchase price was allocated to identifiable assets deemed acquired, and liabilities assumed, based on their estimated fair values.

The strategic contract relates to supply of a critical input to our digital currency mining business. The other assets and liabilities assumed include $5.67 million of digital currency mining equipment and $5.475 million of notes payable related to this equipment, which was settled by the Company during the year ended September 30, 2021. In connection with the acquisition, the Company had acquired an operating lease related to a rental building, which had a purchase option associated with the lease agreement. The Company exercised the purchase option to buy the property in May 2021 and, as a result, terminated the lease.

The amortization period for strategic contracts is estimated to be 5 years. The Company estimated the fair value of the identified strategic contract using a discounted cash flow model. These fair value measurements were based on significant inputs not observable in the market and thus represent a Level 3 measurement. Key assumptions include the level and timing of expected future cash flows, conditions and demands over its remaining useful life, and discount rates the Company believe to be consistent with the inherent risks associated with strategic contract, which is 6.4%. The Company believe the level and timing of expected future cash flows appropriately reflects market participant assumptions.

Net sales and net income of this business included in CleanSpark’s consolidated results of operations in fiscal year 2021 were approximately $30,234,683 and $14,449,160, respectively.

P2K LABS, INC.

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

b) 31,183 restricted shares of the Company’s common stock, valued at $145,000, were issued to the Seller (the “Shares”). The Shares are subject to certain lock-up and leakout provisions whereby the Seller may sell an amount of Shares equal to ten percent (10%) of the daily dollar trading volume of the Company’s common stock on its principal market for the prior 30 days (the “Leak-Out Terms”);

c) $115,500 in cash was paid to an independent third-party escrow where such cash is subject to offset for adjustments to the purchase price and indemnification purposes;

d) 64,516 restricted shares of the Company’s common stock, valued at $300,000, were issued to an independent third-party escrow agent (the “Holdback Shares”) and will be released to the Seller upon achievement of certain revenue milestones. During the year ended September 30, 2021, 56,444 restricted shares of the Company’s common stock were released to the Seller and the balance of 8,072 shares of the Company’s common stock were returned and cancelled. The Holdback Shares are subject to the Leak-Out Terms.

The Shares and Holdback Shares were deemed to have a fair market value of $4.65 per share, which was the closing price of the Company’s common stock on January 31, 2020; and

e) 26,950 common stock options that were deemed to have a fair market value of $88,935 on the date of the closing of the transaction.

The Company accounted for the acquisition of p2k as an acquisition of a business under ASC 805 – Business Combinations.

The Company determined the fair value of the consideration given to the Seller in connection with the transaction in accordance with ASC 820 – Fair Value Measurement was as follows:

Cash Consideration ($):
Cash	1,155,000
95,699 shares of common stock	445,000
26,950 common stock options	88,935
Total Consideration	1,688,935

The total purchase price of the Company’s acquisition of p2k was allocated to identifiable assets deemed acquired, and liabilities assumed, based on their estimated fair values as indicated below.

Purchase Price Allocation ($):
Customer list	710,000
Design and other assets	123,000
Goodwill	977,388
Other assets and liabilities assumed, net	(121,453)
Total	1,688,935

Net sales and net loss of this business included in the Company’s consolidated results of operations in fiscal year 2021 were approximately $1,241,641 and $1,201,753, respectively.

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

Pursuant to the terms of the Agreement, the Purchase Price was as follows:

1.	$360,000 in cash was paid to the Seller at closing;
2.	$400,000 in cash was delivered to an independent third-party escrow agent where such cash is subject to offset for adjustments to the Purchase Price and indemnification purposes for a period of 12 months;

3.	26,427 restricted shares of the Company’s common stock, valued at $250,000, were issued to the Seller. The shares issued are subject to certain leak-out provisions whereby the Seller may sell an amount of shares equal to no more than ten percent (10%) of the daily dollar trading volume of the Company’s common stock on its principal market for the prior 30 days (the “Leak-Out Terms”); and
4.	additional shares of the Company’s common stock, valued at up to $750,000, will be issuable to Seller if GridFabric achieves certain revenue and product release milestones related to the future performance of GridFabric (the “Earn-out Shares”). The Earn-Out Shares are also subject to the Leak-Out Terms.

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

The Company accounted for the acquisition of GridFabric as an acquisition of a business under ASC 805 – Business Combinations.

The Company determined the fair value of the consideration given to the Seller in connection with the Transaction in accordance with ASC 820 – Fair Value Measurement was as follows:

Consideration:	Fair Value ($)
Cash	400,000
26,427 shares of common stock	250,000
Contingent consideration - common stock issuable upon achievement of milestone(s)	750,000
Total Consideration	1,400,000

During the year ended September 30, 2021, the Company reassessed the contingent consideration due to GridFabric to $500,000.

A change in the fair value of the contingent consideration of $250,000 is included in change in fair value of contingent consideration   in Consolidated Statement of Consolidated Operations and Comprehensive Loss.

The total purchase price of the Company’s acquisition of GridFabric was allocated to identifiable assets deemed acquired, and liabilities assumed, based on their estimated fair values as indicated below.

Purchase Price Allocation:
Software	$1,120,000
Customer list	60,000
Non-compete	190,000
Goodwill	26,395
Net Assets	3,605
Total	$1,400,000

Net sales and operating loss of this business included in the Company’s consolidated results of operations in fiscal year 2021 were approximately $299,606 and $794,805, respectively.

The following is the unaudited pro forma information assuming the acquisition of GridFabric, p2k Labs, ATL, and SWS occurred on October 1, 2019:

	September 30, 2021	September 30, 2020
Net sales	$35,581,937	$25,627,704

Net income (loss)	12,848,264	(47,333,110)

Net profit / (loss) per common share – basic and diluted	$0.43	$(4.04)

Weighted average common shares outstanding – basic and diluted	$29,939,290	$11,701,937

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

4.    INVESTMENTS

As of September 30, 2021 and September 30, 2020, the Company had total investments of $5,661,036 and $3,075,269 that comprise of the following:

International Land Alliance, Inc.

On November 5, 2019, the Company entered in a binding Memorandum of Understanding (the “MOU”) with International Land Alliance, Inc. (“ILAL”), a Wyoming corporation, to lay a foundational framework where the Company will deploy its energy solutions products and services to ILAL, its energy projects, and its customers.

In connection with the MOU, and to support the power and energy needs of ILALs development and construction of certain projects, the Company entered into a Securities Purchase Agreement (“SPA”), dated as of November 6, 2019, with ILAL.

•	Investment in Debt Securities (Preferred Stock) and related Embedded Derivative Asset

Pursuant to the terms of the SPA with ILAL, the Company purchased 1,000 shares of Series B Preferred Stock of ILAL (the “Preferred Stock”) an aggregate purchase price of $500,000 (the “Stock Transaction”), less certain expenses and fees. The Series B Preferred Stock accrue cumulative in-kind accruals at a rate of 12% per annum and were redeemable on August 6, 2020. The Preferred Stock can be converted into common stock at a variable rate (refer the discussion on embedded derivative assets below). This variable conversion ratio will increase by 10% with the occurrence of certain events. Since the investments were not redeemed on August 6, 2020, they are now redeemable at the Company`s option in cash or into common stock, based on the conversion ratio. The Preferred Stock is recorded as an AFS debt security and is reported at its estimated fair value as of September 30, 2021. Any change in the fair values of AFS debt securities are reported net of income tax as an element of Other Comprehensive income.

The Company accrued interest on our available-for-sale debt securities totaling $399,863 and $187,562, as of September 30, 2021 and 2020, respectively, presented as prepaid expense and other current assets on the Consolidated Balance Sheets. The fair value of investment in Debt Securities is $494,608 and $500,000 as of September 30, 2021 and 2020. The Company has presented loss on fair value of preferred stock amounting to $5,392 for the year ended September 30, 2021 as part of other comprehensive loss in the Consolidated Statement of Operations and Comprehensive Loss. There was an immaterial loss or gain on the fair value of preferred stock for the year ended September 30, 2020.

The Company has deemed this variable conversion feature of ILAL preferred stock as an embedded derivative instrument in accordance with ASC Topic No. 815. This topic requires the Company to account for the conversion feature on its balance sheet at fair value and account for changes in fair value as a derivative gain or loss. Unrealized gain or loss on fair valuation of this embedded feature is recognized as an income in Consolidated statements of Operations and Comprehensive Loss.

Total fair value of investment in Derivative assets as of September 30, 2021 and 2020 is $4,905,656 and $2,115,269. The Company fair values the debt security as a straight debt instrument based on liquidation value and accrued interest to date. The fair value of the derivative asset is based on the difference in the fair value of the debt security determined as a straight debt instrument and the fair value of the debt security if converted as of the reporting date.

•	Commitment shares - Common stock of ILAL

Pursuant to the terms of the SPA with ILAL, the Company also received 350,000 shares (commitment shares) of ILALs common stock. The commitment shares were fully earned at the time of execution of the agreement. During the year ended September 30, 2021, out of 350,000 commitment shares, the Company sold 334,611 shares at various prices and fair valued the remaining 15,389 shares at the closing stock price of ILAL as of September 30, 2021. Realized gain on sale of shares and the unrealized loss on fair value of the remaining shares amounted to $179,046 and $5,153, respectively

Total fair value of investment in equity securities as on September 30, 2021 and 2020 is $10,772 and $210,000, respectively.

•	Investment in Equity Securities- LawClerk

In February 2020, the Company made a $250,000 strategic relationship investment in LawClerk for 200,000 Series A Preferred Shares of LawClerk. This investment is recorded on a cost basis and adjusted for observable transactions for same or similar investments of the issuer (referred to as the measurement alternative) or impairment. The Company annually performs impairment analysis on this investment and there were no impairments required for the years ended September 30, 2021 and 2020.

Total value of this investment as of September 30, 2021 and 2020 is $250,000, respectively.

Refer the table below for a reconciliation of carrying value of all investments for the year ended September 30, 2021 and 2020:

	ILAL Debt Securities	ILAL Derivative asset	ILAL Equity Securities	Law Clerk Equity Securities
Balance as of October 1, 2019	$-	$-	$-	$-
Purchased during the year	500,000	-	93,132	250,000
Unrealized gain on fair value recognized in income	-	2,115,269	116,868	-
Balance as of September 30, 2020	500,000	2,115,269	210,000	250,000
Shares sold during the year	-	-	(373,121)	-
Realized gain on fair value recognized income	-	-	179,046	-
Unrealized gain (loss) recognized in net income	-	2,790,387	(5,153)	-
Unrealized loss on fair value recognized in other comprehensive loss	(5,392)	-	-	-
Balance as of September 30, 2021	$494,608	$4,905,656	$10,772	$250,000

5.    INTANGIBLE ASSETS

Intangible assets consist of the following as of September 30, 2021 and September 30, 2020:

September 30, 2021
	Intangible assets	Accumulated amortization	Total
Patents	$74,112	$28,329	$45,783
Websites	8,115	8,115	—
Customer list and non-compete agreement	6,892,024	4,940,456	1,951,568
Design assets	123,000	123,000	—
Trademarks	5,928	2,236	3,692
Engineering trade secrets	4,370,269	2,943,173	1,427,096
Software	870,000	325,519	544,481
Strategic Contract	9,799,970	1,577,098	8,222,872
Infrastructure asset	81,868	—	81,868
mPulse software	741,846	238,161	503,685
Total	$22,967,132	$10,186,087	$12,781,045

September 30, 2020
	Intangible assets	Accumulated amortization	Total
Patents	$74,112	$24,471	$49,641
Websites	8,115	8,115	—
Customer list and non-compete agreement	6,702,024	2,923,592	3,778,432
Design assets	123,000	41,000	82,000
Trademarks	5,928	1,805	4,123
Engineering trade secrets	4,370,269	2,331,858	2,038,411
Software	1,120,000	22,951	1,097,049
mVSO software	437,135	132,813	304,322
mPulse software	741,846	69,965	671,881
Total	$13,582,429	$5,556,570	$8,025,859

Amortization expense for the years ended September 30, 2021 and 2020 was $4,848,179 and $2,767,345, respectively.

During the year ended September 30, 2021, the Company recorded an impairment of $554,322 related to write-off of software. There was no impairment during the year ended September 30, 2020.

The strategic contract relates to supply of a critical input to our digital currency mining business at significantly low prices compared to market. During the year September 30, 2021, the initial allocation of $7,457,970 was adjusted by $2,342,000. The strategic contract is now carried at $9,799,970 net of accumulated amortization of $1,577,098.

The Company expects to record amortization expense of intangible assets over the next 5 years and thereafter as follows:

Year	September 30, 2021
2022	$4,494,533
2023	2,884,225
2024	2,471,413
2025	1,975,742
2026	398,644
Thereafter	556,488
$12,781,045

6. IMPAIRMENT

During the year ended September 30, 2021, the Company has incurred the following impairment loss on goodwill, digital currency and software. The Company did not incur any impairment loss for the year ended September 30, 2020.

Amount ($)
Impairment of digital currency	6,608,076
Impairment of goodwill	5,723,388
Impairment of software	554,322
Total impairment loss	12,885,786

For impairment relating to digital currency and goodwill, refer to Digital Currency and Business combinations, Intangible Assets and Goodwill. (See Note 2)

7. PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of September 30, 2021 and September 30, 2020:

	September 30, 2021	September 30, 2020
Mining equipment	$123,147,843	—
Land and building	11,048,299	—
Machinery and equipment	376,163	193,042
Leasehold improvements	72,577	17,965
Furniture and fixtures	107,660	82,547
Construction in progress	10,498,311	—
Total	145,250,853	293,554
Less: accumulated depreciation	(7,657,982)	(175,560)
Property and equipment, net	$137,592,871	$117,994

Depreciation expense for the years ended September 30, 2021 and 2020 was $7,396,189 and $68,904, respectively. During the year ended September 30, 2020, the Company disposed of $48,898 of property and equipment resulting in a loss on disposal of $5,218. There was no disposal made during the year ended September 30, 2021.

The Company has purchased mining equipment for approximately $123.15 million during the year ended September 30, 2021. This primarily consisted of miners of $120.4 million with the remaining consisting of ancillary mining equipment.

College Park Data Center: On May 19, 2021, the Company exercised its purchase option on the ATL lease agreement to purchase property for $4.4 million in College Park, Georgia. The property contains approximately six acres of land and includes approximately 41,000 square feet of office and warehouse space. ATL utilizes, and intends to continue utilizing, this space for cryptocurrency mining activities.

Construction in progress: The Company is expanding its facility in Atlanta, a build out adjacent to the ATL data center mentioned above.

Norcross Data Center: On August 6, 2021, CSRE Properties Norcross, LLC, the Company’s wholly owned subsidiary, purchased certain real property located in Norcross, Georgia for $6,550,000 plus transaction and settlement costs. The property consists of approximately seven acres of land and includes an approximately 87,000 square foot office building. The Company intends to utilize this office space to conduct certain of its cryptocurrency mining activities.

The Company has purchase commitments for approximately $144.04 million related to purchase of miners as of September 30, 2021, and the Company has paid $85.11 million towards these commitments as of the end of this period. As of September 30, 2021, the remaining commitment for future payments was $58.93 million.

As of September 30, 2021, the Company has outstanding deposits worth $87.9 million to premier suppliers and manufacturers for securing our purchases of mining equipment.

 8.   LOANS

Long-term loans as of September 30, 2021 and 2020 consist of the following:

	September 30, 2021	September 30, 2020

Promissory notes	$—	$531,169

Total	$—	$531,169

Promissory Notes

On May 7, 2020, the Company applied for a loan from Celtic Bank Corporation, as lender, pursuant to the Paycheck Protection Program of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), as administered by the U.S. Small Business Administration (the "SBA"). On May 15, 2020, the loan was approved, and the Company received the proceeds from the loan in the amount of $531,169 (the “PPP Loan”). The Company applied for and received loan forgiveness from the SBA on March 23, 2021. The entire principal balance and interest charges were forgiven. The gain on loan forgiveness of $531,169 is included in other income in the consolidated statements of operations and comprehensive loss for the year ended September 30, 2021.

9.  LEASES

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

The Company’s operating leases are office spaces and finance leases primarily in relation to the equipment used at its data center.

The Company's lease costs recognized in the Consolidated Statements of Income and Comprehensive Loss consist of the following:

	2021	2020
Operating lease cost (1)	$340,440	$117,223
Finance lease cost:
Amortization of right-of-use assets	303,292	—
Interest on lease obligations	$42,992	$—

(1) Included in general and administrative expenses

Other lease information is as follows:

	Fiscal Years Ended September 30,
	2021	2020
Cash paid for amounts included in measurement of lease obligations:
Operating cash flows from operating leases	$319,061	$43,986
Financing cash flows from finance leases	288,602	—

Operating cash flows from finance leases is $42,992 for the year ended September 30, 2021.

	2021	2020
Weighted-average remaining lease term -operating leases	5 years	0.4 years
Weighted-average remaining lease term - finance leases	3.2 years	—
Weighted-average discount rate - operating leases	4.5%	10%
Weighted-average discount rate - finance leases	5.5%	—

The following is a schedule of the Company's lease liabilities by contractual maturity as of September 30, 2021:

Fiscal Year	Operating Leases	Finance Leases
2022	$316,908	$449,431
2023	324,948	321,887
2024	333,234	142,428
2025	341,767	12,320
2026	299,039	1,853
Thereafter	50,659	—
Total undiscounted lease obligations	1,666,555	927,919
Less imputed interest	(175,035)	(55,813)
Total presnet value of lease liabilities	$1,491,520	$872,106
Less: Current portion of lease obligations	$256,195	$413,798
Total lease obligations, net of current portion	$1,235,325	$458,308

10.   RELATED PARTY TRANSACTIONS

Zachary Bradford Chief Executive Officer, Director and Former Chief Financial Officer

During the years ended September 30, 2021 and 2020, the Company paid Blue Chip Accounting, LLC (“Blue Chip”) $183,075 and $131,248, respectively, for accounting, tax, administrative services and reimbursement for office supplies. Blue Chip is 50% beneficially owned by Mr. Bradford. None of the services were associated with work performed by Mr. Bradford. The services consisted of preparing and filing tax returns, bookkeeping, accounting and administrative support assistance. The Company also sub-leases office space from Blue Chip. During the years ended September 30, 2021 and 2020, $18,300 and $14,725, respectively, was paid to Blue Chip for rent.

Bryan Huber – Former Officer and Director

On August 28, 2018, the Company executed an agreement with Zero Positive, LLC an entity controlled by Mr. Huber. In accordance with the agreement with Zero Positive, LLC, Mr. Huber earned $125,154 during the year ended September 30, 2020.

On March 12, 2020, the Agreement was terminated upon the execution of a separation agreement. All amounts owed from all agreements totaling, $90,000, were paid in full.

On September 28, 2018, in connection with the consulting agreement executed with Zero Positive, LLC, the Company issued warrants to purchase 90,000 shares of common stock at an exercise price of $8.00 per share to Zero Positive. The warrants were valued at $2,607,096 using the Black Scholes option pricing model based upon the following assumptions: term of 10 years, risk free interest rate of 3.05%, a dividend yield of 0% and volatility rate of 191%. The warrants vest as follows: 30,000 vested immediately, the balance vest evenly on the last day of each month over forty-two months beginning August 31, 2018. As of September 30, 2020, 62,857 warrants had vested, and the Company recorded an expense of $1,158,709 during the year ended September 30, 2020.

There were no transactions during the year ended September 30, 2021.

Matthew Schultz- Executive Chairman of the Board and Former Chief Executive Officer

The Company had a consulting agreement with Matthew Schultz, for management services. Mr. Schultz, for management services. Mr. Schultz received $1,086,200 as compensation for his services as chairman of the board during the year ended September 30, 2020. The agreement was terminated at the conclusion of fiscal year ending September 30, 2020 when Mr. Schultz’s position was changed from Chairman to Executive Chairman and he accepted the associated employment agreement.

The Company additionally entered into an agreement on November 15, 2019 with an organization to provide general investor relations and consulting services that Mr. Schultz is affiliated with. The Company paid the organization $49,500 in fees plus $176,000 in expense reimbursements for the year ended September 30, 2020. The agreement was terminated in March 2020.

11.   STOCKHOLDERS’ EQUITY

Overview

The Company’s authorized capital stock consists of 100,000,000 shares of common stock and 10,000,000 shares of preferred stock, par value $0.001 per share. As of September 30, 2021, there were 37,395,945 shares of common stock issued and outstanding and 1,750,000 shares of preferred stock issued and outstanding. As of September 30, 2020, there were 17,390,979 shares of common stock issued and outstanding and 1,750,000 shares of preferred stock issued and outstanding.

On December 5, 2019, the Board of Directors approved a reverse stock split of the Company’s common stock, par value $0.001 per share. On December 10, 2019, Financial Industry Regulatory Authority (“FINRA”) approved the 1:10 reverse stock split of the Company’s common stock. The reverse stock split took effect on December 11, 2019. Unless otherwise noted, impacted amounts and share information in the consolidated financial statements and notes thereto as of and for the fiscal year ended September 30, 2020, have been adjusted for the stock split as if such stock split occurred on the first day of the first period presented. There is no impact of this transaction in the year ended September 30, 2021.

Amendment to Articles of Incorporation

On October 4, 2019, pursuant to Article IV of our Articles of Incorporation, our Board of Directors voted to increase the number of shares of preferred stock designated as Series A Preferred Stock from one million (1,000,000) shares to two million (2,000,000) shares, par value $0.001 per share.

Under the Certificate of Designation for the Series A Preferred Stock, holders of shares of Series A Preferred Stock  are entitled to quarterly dividends on 2% of our earnings before interest, taxes and amortization. The dividends are payable in cash or common stock. The company paid $177,502 in preferred stock dividends during the year ended September 30, 2021. The holders will also have a liquidation preference on the stated value of $0.02 per share plus any accumulated but unpaid dividends. The holders are further entitled to have us redeem their Series A Preferred Stock for three shares of common stock in the event of a change of control and they are entitled to vote together with the holders of our common stock on all matters submitted to shareholders at a rate of forty-five (45) votes for each share held.

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

On September 17, 2021, the Company filed its First Amended and Restated Articles of Incorporation (the “Amended and Restated Articles”) with the Secretary of State of the State of Nevada, which Amended and Restated Articles became effective upon filing. The Amended and Restated Articles were previously approved by the Company’s Board, subject to stockholder approval, on July 16, 2021, and were approved by the Company’s stockholders at the Company’s Annual Meeting and, among other things, increased the Company’s authorized shares of common stock to 100,000,000.

Common Stock issuances for the year ended September 30, 2021

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

The Company issued 236,000 shares of common stock as settlement of accrued bonus compensation related to the year ended September 30, 2020. The fair value of these shares was approximately $1.9 million and was fully expensed for in the prior year. The Company issued 327,725 shares of common stock for the current year related to bonus compensation. The fair value of these shares is approximately $3.07 million.

The Company issued 1,618,285 shares of common stock in relation to the acquisition of ATL, which includes 809,142 shares held in escrow. The Company issued 477,703 shares of common stock in relation to the acquisition of SWS, which includes 310,000 shares held in escrow. (See Note 3 for additional details)

The Company issued 57,045 shares of common stock for services rendered for a total fair value of approximately $815,000 which has been fully expensed during the year ended September 30, 2021.

The Company issued 389,745 shares of common stock in relation to the exercise of stock options and warrants. (See Notes 12 and 13 for additional details)

The Company issued 15,577 restricted stock units to certain SWS employees as part of the transaction to incentivize the employees for retention purposes. These restricted stock units vest over a period of one year. As of September 30, 2021, 4,582 of the restricted stock units had been forfeited. (See Note 13 for additional details)

On June 3, 2021, the Company entered into an At The Market Offering Agreement (“ATM”) with H.C. Wainwright & Co., LLC, to create an at-the-market equity program under which the Company may, from time to time, offer and sell shares of its common stock having an aggregate gross offering price of up to $500,000,000 to or through H.C. Wainwright & Co., LLC. During the year ended September 30, 2021, the Company issued 3,443,379 shares of the Company’s common stock under the ATM for net proceeds of $46.4 million. The shares were sold pursuant to a prospectus dated March 15, 2021 and a prospectus supplement dated June 3, 2021 filed with the SEC.

Common stock returned during the year ended September 30, 2021

As a result of an adjustment of holdback shares to actual milestones earned in relation to the p2k acquisition, 8,072 shares were returned and cancelled. (See Note 3 for additional details)

As a result of an adjustment of holdback shares pursuant to Article II and Schedule A of that certain Agreement and Plan of ATL Merger in connection with the acquisition of ATL, 68,194 shares were returned and cancelled. (See Note 3 for additional details)

15,000 shares, held in escrow as collateral, were returned from a lender on September 30, 2021.

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

In relation to the Securities Purchase Agreement dated December 31, 2018, the Company issued 1,125,000 shares of common stock for the conversion of $1,250,000 in principal and $437,500 in interest at an effective conversion price of $1.50 per share.

In relation to the Securities Purchase Agreement dated April 17, 2019, the Company issued 8,241,665 shares of common stock for the conversion of $10,750,000 in principal and $1,612,500 in interest as a conversion premium at an effective conversion price of $1.50 per share.

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

 12.   STOCK WARRANTS

The following is a summary of stock warrant activity during the years ended September 30, 2021 and September 30, 2020.

	Number of Warrant Shares	Weighted Average Exercise Price ($)
Balance, September 30, 2019	1,314,065	$21.70
Warrants granted	—	—
Warrants expired	—	—
Warrants canceled	—	—
Warrants exercised	(15,000)	8.00
Balance, September 30, 2020	1,299,065	21.78
Warrants granted	—	—
Warrants expired	(432,721)	15.00
Warrants canceled	—	—
Warrants exercised	(250,790)	11.77
Balance, September 30, 2021	615,554	30.72

As of September 30, 2021, the outstanding warrants have a weighted average remaining term of 0.71 years and an intrinsic value of $389,243.

During the year ended September 30, 2021, a total of 173,990 shares of the Company’s common stock were issued in connection with the exercise of common stock warrants at exercise prices ranging from $3.36 and $20.00, for total consideration of $2,883,623.

On September 30, 2021, a total of 74,437 shares of the Company’s common stock were issued in connection with the cashless exercise of 76,800 common stock warrants at exercise prices ranging from $0.83 to $3.67.

As of September 30, 2021, there are warrants exercisable to purchase 609,840 shares of common stock in the Company and 5,714 unvested warrants outstanding that cannot be exercised until vesting conditions are met. 418,834 of the warrants require a cash investment to exercise as follows: 2,500 required a cash investment of $8.00 per share. 103,000 require a cash investment of $25.00 per share, 200,000 require a cash investment of $35.00 per share, 10,000 require a cash investment of $40.00 per share, 60,000 require a cash investment of $50.00 per share, 38,334 require a cash investment of $75.00 per share and 5,000 require a cash investment of $100.00 per share. 196,720 of the outstanding warrants contain provisions allowing a cashless exercise at their respective exercise prices.

Warrant activity for the year ended September 30, 2020

On September 25, 2020, a total of 6,913 shares of the Company’s common stock were issued in connection with the cashless exercise of 15,000 common stock warrants at an exercise price of $8.00.

13.   STOCK-BASED COMPENSATION

The Company sponsors a stock-based incentive compensation plan known as the 2017 Incentive Plan (the “Plan”), which was established by the Board of Directors of the Company on June 19, 2017. On October 7, 2020, the Company executed a first amendment to the Plan to increase its share pool from 300,000 to 1,500,000 shares of common stock.

On September 15, 2021, the shareholders approved and the Company executed a second amendment to (i) increase the number of shares of common stock authorized for issuance under the Plan by an additional 2,000,000 shares, resulting in an aggregate of 3,500,000 shares of common stock authorized for issuance under the Plan, and (ii) revise Section 19 of the Plan to more closely align with the provisions of Section 422 of the Internal Revenue Code of 1986, as amended, and Section 17.2 of the Plan.

As of September 30, 2021, there were 1,225,351 shares available for issuance under the Plan.

The Plan allows the Company to grant incentive stock options, non-qualified stock options, stock appreciation rights, or restricted stock units. The incentive stock options are exercisable for up to ten years, at an option price per share not less than the fair market value on the date the option is granted. The incentive stock options are limited to persons who are full-time employees of the Company at the date of the grant of the option. The option vesting schedule for options granted is determined by the Board of Directors at the time of the grant. The Plan provides for accelerated vesting of unvested options if there is a change in control, as defined in the Plan.

Non-qualified options may be granted to any person, including, but not limited to, employees, independent agents, consultants and attorneys, who the Company’s Board believes have contributed, or will contribute, to the success of the Company. Non-qualified options may be issued at option prices of less than fair market value on the date of grant and may be exercisable for up to ten years from date of grant. As of September 30, 2021, no non-qualified options were granted to any person.

The Company recognized $3,868,927 and $3,608,885 for the years ended September 30, 2021 and September 30, 2020, respectively, in stock-based compensation under the stock-based incentive compensation plan.

STOCK OPTIONS

The following is a summary of stock option activity during the year ended September 30, 2021:

	Number of Option Shares	Weighted Average Exercise Price ($)
Balance, September 30, 2019	81,254	11.82
Options granted	233,233	5.28
Options expired	(25,692)	8.71
Options canceled	(10,847)	19.04
Options exercised	—	—
Balance, September 30, 2020	277,948	6.34
Options granted	1,469,250	19.32
Options expired	(12,975)	10.53
Options canceled	(45,876)	16.31
Options exercised	(141,318)	6.14
Balance, September 30, 2021	1,547,029	18.35

As of September 30, 2021, there are options exercisable to purchase 525,646 shares of common stock in the Company and 1,028,383 unvested options outstanding that cannot be exercised until vesting conditions are met. As of September 30, 2021, the outstanding options have a weighted average remaining term of 4.03 years and an intrinsic value of $1,579,336.

Option activity for the year ended September 30, 2021

During the year ended September 30, 2021, a total of 141,318 shares of the Company’s common stock were issued in connection with the exercise of 141,318 common stock options at exercise prices ranging from $4.65 to $24.40, for a total consideration of $867,308.

During the year ended September 30, 2021, the Company granted 1,469,250 options with a total fair value of $21,582,485 to purchase shares of common stock to employees. The Company offset $953,125 of stock compensation expense against bonuses accrued during the prior year and recognized $7,731,606 during the year. The shares were granted at quoted market prices ranging from $7.55 to $34.67 and were valued at issuance using the Black Scholes model.

The Black-Scholes model utilized the following inputs to value the options granted during year ended September 30, 2021:

Fair value assumptions Options:	September 30, 2021
Risk free interest rate	0.10-0.41%
Expected term (years)	1.5-5.25
Expected volatility	140% to 239%
Expected dividends	0%

As of September 30, 2021, the Company expects to recognize $16,434,789 of stock-based compensation for the non-vested outstanding options over a weighted-average period of 2.47 years.

Option activity for the year ended September 30, 2020

During the year ended September 30, 2020, the Company issued 233,233 options to purchase shares of common stock to employees, the options were granted with exercise prices equal to the then current quoted market prices ranging from $4.50 to $8.50. The options were valued at issuance using the Black Scholes model and stock compensation expense of $716,740 was recorded as a result of the issuances.

The Black-Scholes model utilized the following inputs to value the options granted during year ended September 30, 2020:

Fair value assumptions Options:	September 30, 2020
Risk free interest rate	0.85 to 1.73%
Expected term (years)	3-5
Expected volatility	124% to 209%
Expected dividends	0%

RESTRICTED STOCK UNITS

The Company grants RSUs that contain either a) service conditions, or b) performance conditions, or c) market performance conditions. RSUs containing service conditions vest monthly or annually. RSUs containing performance conditions generally vest over 1 year, and the number of shares earned depends on the achievement of predetermined Company metrics.

When the criteria for vesting is met, the Company recognizes the expense equal to the total fair value of the common stock price on the grant date. All of the RSUs issued prior to September 30, 2021 were either vested or forfeited and cancelled.

The following table summarizes the performance-based restricted stock units at the maximum award amounts based upon the respective performance share agreements. Actual shares that will vest depend on the attainment of the performance-based criteria.

	Number of Shares	Weighted Average Grant- Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding at September 30, 2020	—	—	—
Granted	579,302	$10.53	$1,669,711
Vested	(558,475)	$10.03	$1,651,231
Forfeited	(9,832)	$17.98	$18,480
Outstanding at September 30, 2021	10,995	$27.73	—

As of September 30, 2021, the Company had $123,216 unrecognized compensation cost related to restricted stock unit awards that will be recognized over a weighted average period of 0.4 years.

The Company recognized stock-based compensation expenses related to restricted stock units, of $3,862,679 for fiscal 2021. The Company recognized $1,904,520 in stock-based compensation expense for restricted stock units issued in 2021 related to 2020 bonuses.

14.   INCOME TAXES

The Company provides for income taxes under FASB ASC 740, Accounting for Income Taxes. FASB ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

FASB ASC 740 requires the reduction of deferred tax assets by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is approximately $38.8 million as of September 30, 2021 which is calculated by multiplying a 21% estimated tax rate by the cumulative net operating loss (“NOL”) of approximately $184.6 million.

Due to the enactment of the Tax Reform Act of 2017, we have calculated our deferred tax assets using an estimated corporate tax rate of 21%. U.S. Tax codes and laws may be subject to further reform or adjustment which may have a material impact to the Company’s deferred tax assets and liabilities.

The significant components of the Company's deferred tax assets and liabilities as of September 30, 2021 and 2020 are as follows:

As of September 30,	2021	2020
Cumulative tax net operating losses (in millions)	$184.6	$52.5

Deferred tax asset (in millions)	$38.8	$11.0
Valuation allowance (in millions)	(38.8)	(11.0)
Current taxes payable	—	—
Income tax expense	$—	$—

As of September 30, 2021, and 2020, the Company had gross federal net operating loss carryforwards of approximately $184.6 million and $52.5 million, respectively.

The Company plans to file its U.S. federal return for the year ended September 30, 2021 upon the issuance of this filing. Upon filing of the tax return for the year ended September 30, 2021 the actual deferred tax asset and associated valuation allowance available to the Company may differ from managements estimates. The tax years 2015-2019 remained open to examination for federal income tax purposes by the major tax jurisdictions to which the Company is subject. No tax returns are currently under examination by any tax authorities.

15.   COMMITMENTS AND CONTINGENCIES

The Company has purchase commitments that are cancellable of approximately $144.04 million related to purchase of miners as of September 30, 2021, and the Company has paid $85.11 million towards these commitments as of the end of this period. As of September 30, 2021, the remaining commitment for future payments was $58.93 million.

The Company has purchase commitments for infrastructure assets and other mining equipment of approximately $6,512,000 as of September 30, 2021 and the Company has paid $4,576,000 towards these commitments as of end of this period.

The following table sets forth certain information concerning our obligations to make contractual future payments towards our agreements as of September 30, 2021:

	2022	2023	2024	2025	2026	Thereafter	Total
Recorded contractual obligations:
Operating lease obligations	$316,908	$324,948	$333,234	$341,767	$299,039	$50,659	$1,666,555
Finance Lease obligations	449,431	321,887	142,428	12,320	1,853	—	927,919
Miner equipment	58,930,880						58,930,880
Infrastructure assets	1,936,000						1,936,000
Total	$61,633,219	$646,835	$475,662	$354,087	$300,892	$50,659	$63,461,354

Contingent consideration

GridFabric: On August 31, 2020, the Company acquired GridFabric, LLC. Pursuant to the terms of the purchase agreement, additional shares of the Company’s common stock valued at up to $750,000 were issuable if GridFabric achieves certain revenue and product release milestones. On September 30, 2021, the contingent consideration was re-measured to $500,000.

Subsequent to September 30, 2021, the Company settled all contingent consideration due to GridFabric resulting in a payment of 8,404 shares of common stock valued at $150,000.

Solar Watt Solutions: On February 24, 2021, the Company acquired Solar Watt Solutions, Inc. Pursuant to the terms of the purchase agreement, additional cash consideration of up to $2,500,000 (fair valued at $155,000 at acquisition date) in cash held back by the Company and only payable pro rata to Sellers upon meeting certain future milestones and subject to satisfaction of any amounts owing from SWS to the Company resulting from damages required to be indemnified under the SWS Merger Agreement. The contingent cash consideration was re-measured to $320,802 at September 30, 2021.

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

Bishins v. CleanSpark, Inc. et al.

On January 20, 2021, Scott Bishins (“Bishins”), individually, and on behalf of all others similarly situated (together, the “Class”), filed a class action complaint (the “Class Complaint”) in the United States District Court for the Southern District of New York against the Company, its Chief Executive Officer, Zachary Bradford (“Bradford”), and its Chief Financial Officer, Lori Love (“Love”) (the “Class Action”). The Class Complaint alleges that, between December 31, 2020 and January 14, 2021, the Company, Bradford, and Love “failed to disclose to investors: (1) that the Company had overstated its customer and contract figures; (2) that several of the Company’s recent acquisitions involved undisclosed related party transactions; and (3) that, as a result of the foregoing, Defendants’ positive statements about the Company’s business, operations, and prospects were materially misleading and/or lacked a reasonable basis.” (the “Class Allegations”). The Class Complaint seeks: (a) certification of the Class, (b) an award of compensatory damages to the Class, and (c) an award of reasonable costs and expenses incurred by the Class in the litigation. To date, no class has been certified in the Class Action. Currently, there is a pending motion to appoint lead class plaintiff, at which point dispositive motions may be filed.

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

Ciceri, derivatively on behalf of CleanSpark, Inc., v. Bradford, Love, Schultz, Beynon, McNeill, and Wood (consolidated with Perna, derivatively on behalf of CleanSpark, Inc., v. Bradford, Love, Schultz, Beynon, McNeill, and Wood)

On May 26, 2021, Andrea Ciceri (“Ciceri”), derivatively on behalf of CleanSpark, Inc., filed a verified shareholder derivative action (the “Ciceri Derivative Action”) in the United States District Court in the District of Nevada against Chief Executive Officer, Zachary Bradford (“Bradford”), Chief Financial Officer, Lori Love (“Love”) and Directors Matthew Schultz, Roger Beynon, Larry McNeill and Tom Wood (Bradford, Love and Directors collectively referred to as “Defendants.”) On June 22, 2021, Mark Perna (“Perna”) filed a verified shareholder derivative action (the “Perna Derivative Action”) in the same Court against the same Defendants making substantially similar allegations. On June 29, 2021, the court consolidated the Ciceri Derivative Action with the Perna Derivative Action in accordance with a stipulation among the parties (the consolidated case referred to as the “Derivative Action”). The Derivative Action alleges that Defendants: (1) made materially false and misleading public statements about the Company’s business and prospects; (2) did not maintain adequate internal controls; and (3) did not disclose several related party transactions benefitting insiders, questionable uses of corporate assets, and excessive compensation. The claims asserted against all Defendants include breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. A claim for contribution under Sections 10(b) and 21D of the Securities and Exchange Act is asserted against only Bradford and Love. The Derivative Action seeks declaratory relief, monetary damages, and imposition of adequate corporate governance and internal controls. Plaintiffs were given the opportunity to submit an Amended Complaint by November 25, 2021, but elected not to. Defendants’ Motion to Dismiss will be due by January 20, 2022.

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

16.   MAJOR CUSTOMERS AND VENDORS

Digital Currency Mining Segment

For the year ended September 30, 2021, the digital currency mining business had the following customers that represented more than 10% of revenue. For these purposes customers are defined as the Company’s mining pool operators.

September 30, 2021
Mining Pool Operator A	55.72%
Mining Pool Operator B	44.28%

For the year ended September 30, 2021, the Company had the following significant suppliers of mining equipment.

September 30, 2021
Vendor A	49.9%
Vendor B	37.4%
Vendor C	2.8%

Energy Segment

For the years ended September 30, 2021 and September 2020, the energy business had the following customers that represented more than 10% of revenue.

	September 30, 2021	September 30, 2020
Customer A	48.88%	58.31%
Customer B	12.36%	0%
Customer C	0%	11.56%

For the years ended September 30, 2021 and 2020, the Company had the following suppliers that represented more than 10% of direct material costs.

	September 30, 2021	September 30, 2020
Vendor A	32.2%	85.55%
Vendor B	23.4%	0%

17. SEGMENT REPORTING

We disclose segment information that is consistent with the way in which management operates and views the business. Our operating structure contains two reportable segments: Digital Currency and Energy. The Company measures the results of its segments using, among other measures, each segment's sales and operating income, which includes certain corporate overhead allocations.

Digital Currency. This segment consists of operation related to Bitcoin mining. The Company provides computing power through ATL Data Centers LLC and CleanBlok Inc. to the mining pools. This segment also includes operation related to maintenance of real property holdings for company purposes through CSRE properties Norcross LLC and CSRE properties LLC. This segment revenue represents fractional share of the fixed cryptocurrency award received from the mining pool operator in exchange of computing power.

Energy. This segment provides services, equipment, and software to the energy industry. This segment includes revenue from providing engineering and construction services, selling equipment such as residential battery, residential solar, commercial solar and non-customized equipment and providing access to its energy software offerings and software license sales and support services.

Corporate and Other. This includes revenue from providing design, software development, and other technology-based consulting services through p2k Labs and data center services through ATL Data Center.

We allocate expenses related to corporate activities to the segments, and corporate overhead to CleanSpark Inc. Corporate Items and eliminations consist of corporate overhead and other items not allocated to any of the Company's segments as in the table below. Intersegment transactions, which were at market price, are included in the “Other revenue and eliminations” and “Corporate items and eliminations” in the table below.

	September 30, 2021	September 30, 2020
Revenue
Energy	$9,002,636	$9,018,023
Digital Currency Mining	38,846,633	—
Total segment revenues	47,849,269	9,018,023
Other revenue and eliminations	1,588,846	1,010,678
Consolidated Revenues	49,438,115	10,028,701
Profit
Energy	(8,111,138)	(13,554,515)
Digital Currency Mining	23,198,270	—
Total segment profit/(loss)	15,087,132	(13,554,515)

Corporate items and eliminations (including depreciation and amortization)	(36,899,142)	(9,791,628)
Net loss	$(21,812,010)	$(23,346,143)

For details on major customers of Digital currency and Energy segment, see Note 16.

A summary of segment assets is as follows:

	September 30, 2021	September 30, 2020

Digital Currency Mining	$270,995,942	$—

Energy	$17,507,314	$13,621,190

Other and Corporate assets	$28,969,865	$8,718,873

Total	$317,473,121	$22,340,063

The Company has its geographic operations only in United States.

Total additions in long-lived assets during the years ended September 30, 2021 and 2020:

	September 30,2021			September 30,2020
	Digital Currency	Energy	Corporate	Digital Currency	Energy	Corporate
Property Plant and Equipment	$144,743,498	$212,178	$972	$—	$28,937	$18,108
Intangibles	9,881,838	190,000	—	—	1,381,633	833,000
Capitalized software	—	—	—	—	84,924	—
Total	$154,625,336	$402,178	$972	$—	$1,495,494	$851,108

18. SUBSEQUENT EVENTS

We have evaluated events occurring between the end of the most recent fiscal year and the date the financial statements were issued through December 14, 2021. There were no material subsequent events except as disclosed below:

Georgia Power Agreement

Effective October 1, 2021, the Company entered into certain agreements with Georgia Power Company (“Georgia Power”), for electrical services to the Company’s facilities in Norcross, Georgia. The agreements have an initial term of five years, during which time the power utilized by the Company will be billed under the Georgia Power Real Time Pricing (“RTP”) rate, where a portion of the usage is priced hourly and another portion is billed at a conventional rate.

In addition, the Company agreed to pay Georgia Power a one-time fee of approximately $2.0 million to install additional power equipment on the property.

Mining Equipment Purchase Agreements

On October 6 and October 14, 2021, the Company entered into agreements that are cancellable with a mining equipment supplier to purchase an aggregate of 6,750 mining servers. As compensation for the mining equipment, the Company agreed to pay the supplier up to an aggregate amount of approximately $49.5 million,    of which, approximately $28.6    was paid upon execution of the agreements, with the remainder to be paid in monthly installments through June 2022. The Company currently expects to receive the mining equipment in nine equal monthly shipments from November 2021 through July 2022 and plans to use the mining equipment to expand its digital currency mining activities through its wholly owned subsidiaries.

In November 2021, the Company entered into a new purchase agreement that is cancellable for a total of 2,597 mining machines with an aggregate purchase price of approximately $26.5 million.

Immersion Cooling System Purchase

On December 1, 2021, the Company entered into an agreement to purchase an immersion cooling system and related equipment with a purchase price of approximately $9.6 million.

The Company issued 4,017,652 shares under its At the Market financing instrument resulting in proceeds of approximately $68 million.

The Company issued 25,775 shares as a result of stock option exercises resulting in proceeds of $189,677.

On November 23, 2021,  the Company settled all contingent consideration due to GridFabric resulting in the issuance of 8,404 shares of Company common stock valued at $150,000.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

In connection with the preparation of this Annual Report on Form 10-K, our management conducted an assessment of the effectiveness of our internal controls over financial reporting as of the end of the period covered by this report (under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on that assessment, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were not effective due to material weaknesses in internal control over financial reporting, as described below. Management’s assessment of the effectiveness of our disclosure controls and procedures is expressed at a level of reasonable assurance because management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives.

MANAGEMENTS REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP and includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions; (2) provide reasonable assurance that our transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that our receipts and expenditures are being made only in accordance with appropriate authorizations; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

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

Under the supervision of and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of September 30, 2021, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). We excluded from our assessment the internal control over financial reporting of ATL Data Centers LLC and Solar Watt Solutions, Inc. with total assets of $267.3 million (of which $27.3 million represents goodwill and intangibles included within the scope of the assessment), and total revenues of $43.2 million included in the consolidated financial statements of the Company as of and for the year ended September 30, 2021.As part of our assessment of the effectiveness of our internal control over financial reporting as of September 30, 2021, management identified the following material weaknesses: (1) the Company did not adequately implement or properly maintain controls over its financial close and reporting process, its process over the recording of energy and other services revenue and its process over the accounting and valuation of certain aspects of business combinations involving significant estimates and (2) the Company did not adequately design and maintain effective general information technology controls over third-party information systems and applications that are relevant to the preparation of the Company’s financial statements:

•	Financial Close and Reporting: Controls over financial statement reviews, specific to the appropriate reconciliation of certain balance sheet accounts, were not operating effectively.
o	Recording of Revenues for certain non-principal revenue generating subsidiaries: Controls over the recording and processing of revenue for certain non-principal revenue generating entities, specifically, p2kLabs, Inc, GridFabric, LLC and CleanSpark, LLC, lack the level of precision necessary to ensure the completeness and accuracy of revenue recorded.

o	Business Combinations: Controls designed to properly consider and evaluate certain aspects of our business combinations and related reporting units did not operate effectively to identify all necessary adjustments made to the purchase price during the valuation process and the related goodwill balances recorded. This includes controls around business combination accounting, specifically as it relates to the valuation of contingent consideration as part of the purchase price underlying the business combinations, as well as the identification of reporting units.

•	Information and Technology Controls: Certain individual control deficiencies related to information technology (“IT”) general controls and report reviews aggregate into a material weakness, as follows:

o	Certain process-level and IT-dependent controls over user access to IT programs and applications, specifically utilized for hosting services and file storage, were not effective.

o	Controls relating to the evaluation of service organization controls reports were not performed over certain third-party service providers to cover the entire fiscal year.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis

These material weaknesses did not result in any identified material misstatements to the financial statements, and there were no changes to previously released financial results. Based on these material weaknesses, management concluded that at September 30, 2021, internal control over financial reporting was not effective.

Our independent registered public accounting firm, MaloneBailey, LLP has issued an adverse audit report on the effectiveness of internal control over financial reporting as of September 30, 2021, which appears on page F-2.

Following identification of the material weaknesses and prior to filing this Annual Report on Form 10-K, we completed substantive procedures for the year ended September 30, 2021. Based on these procedures, management believes that our consolidated financial statements included in this Form 10-K have been prepared in accordance with U.S. GAAP. Our CEO and CFO has certified that, based on their knowledge, the financial statements, and other financial information included in this Form 10-K, fairly present in all material respects the financial condition, results of operations and cash flows of CleanSpark as of, and for, the periods presented in this Form 10-K. MaloneBailey, LLP has issued an unqualified opinion on our financial statements, which appears on page F-1.

REMEDIATION

Management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively. The remediation actions include the following:

•	additional qualified staff were appointed during the year-ended September 30, 2021 and subsequent to year-end to ensure appropriate reviews occur
•	the implementation of additional monitoring of controls to improve documentation of internal control procedures
•	expanding the management and governance over IT system controls; and
•	implementing enhanced process controls around internal user access management including provisioning, removal, and periodic review

We believe that these actions will remediate the material weaknesses, once management has performed its assessment of our internal controls over financial reporting including the remedial measures described above. The weaknesses will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of these material weaknesses will be completed prior to the end of fiscal year 2022.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Except for the material weaknesses identified during the quarter, as of September 30, 2021, and except for the remedial measures described above, there have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the fourth quarter of fiscal year 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 9B. Other Information

None.

PART III

Item 10 – Directors, Executive Officers, and Corporate Governance

Information required by Item 10 is incorporated by reference from the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report.

Item 11 – Executive Compensation

The information required by Item 11 is incorporated by reference from the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report.

Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated by reference from the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report.

Item 13 – Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated by reference from the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report.

Item 14 – Principal Accounting Fees and Services

The information required by Item 14 is incorporated by reference from the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report.

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

Exhibit Number	Exhibit Description	Form	File No.	Exhibit Filing Date	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger by and between the Company and Pioneer Critical Power, Inc., dated January 22, 2019	8-K	000-53498	2.1	January 24, 2019
2.2	Stock Purchase Agreement by and between p2klabs, Inc., Amer Tadayon and the Company, dated January 31, 2020	8-K	001-39187	2.1	February 6, 2020
2.3 †	Agreement and Plan of Merger, dated as of December 9, 2020, by and among CleanSpark, Inc., ATL Data Centers LLC, CLSK Merger Sub, LLC and the Sellers	8-K	001-39187	2.1	December 10, 2020
3.1	Articles of Incorporation, dated October 9, 1987	10-12G	000-53498	3.1	November 17, 2008
3.2	Amendment to Articles of Incorporation, dated October 9, 1987	10-12G	000-53498	3.1A	November 17, 2008
3.3	Bylaws, dated October 15, 1987	10-12G	000-53498	3.2	November 17, 2008
3.4	Amended Bylaws, dated February 5, 2013	8-K	000-53498	3.1	February 12, 2013
3.5	Certificate of Change, dated February 26, 2013	8-K	000-53498	3.1	February 26, 2013
3.6	Article of Merger, dated November 14, 2021	8-K	000-53498	3.1	December 1, 2014
3.7	Certificate of Amendment, dated April 15, 2015	8-K	000-53498	3.1	April 16, 2015

3.8	Certificate of Designation, dated April 15, 2015	8-K	000-53498	3.2	April 16, 2015
3.9	Certificate of Change, dated May 6, 2015	8-K	000-53498	3.1	May 13, 2015
3.10	Article of Merger, dated October 31, 2016	8-K	000-53498	3.1	November 14, 2016
3.11	Certificate of Designation, dated April 16, 2019	8-K	000-53498	3.1	April 18, 2019
3.12	Certificate of Amendment to Articles of Incorporation, dated August 9, 2019	DEF 14C	000-53498	Appendix A	July 12, 2019
3.13	Amendment to Certificate of Designation, dated October 9, 2019	8-K	000-53498	3.1	October 9, 2019
3.14	Certificate of Change, dated December 4, 2019	8-K	000-53498	3.1	December 10, 2019
3.15	Certificate of Withdrawal of Series B Preferred Stock Certificate of Designation, dated March 10, 2020	8-K	001-39187	3.1	March 10, 2020
3.16	Certificate of Amendment to Articles of Incorporation of CleanSpark, Inc., dated October 2, 2020	DEF 14C	000-53498	Appendix A	July 28, 2020
3.17	Certificate of Amendment to Articles of Incorporation of CleanSpark, Inc., dated March 16, 2021.	8-K	001-39187	3.1	March 18, 2021
3.18	First Amended and Restated Articles of Incorporation of CleanSpark, Inc., dated September 17, 2021	8-K	001-39187	3.1	September 17, 2021
3.19	First Amended and Restated Bylaws of CleanSpark, Inc., 2017 Incentive Plan, dated September 17, 2021	8-K	001-39187	3.2	September 17, 2021
4.1	Form of Senior Secured Redeemable Convertible Debenture, dated December 31, 2018 issued to the Investor	8-K	000-53498	4.1	December 31, 2018
4.2	Form of Common Stock Purchase Warrant, dated December 31, 2018, issued to the Investor	8-K	000-53498	4.2	December 31, 2018
4.3	Form of Senior Secured Redeemable Convertible Promissory Note, dated April 17, 2019, issued to the Investor	8-K	000-53498	4.1	April 18, 2019

4.4	Form of Common Stock Purchase Warrant, dated December 31, 2018, issued to the Investor	8-K	000-53498	4.2	April 18, 2019
10.1+	CleanSpark, Inc. 2017 Equity Incentive Plan	S-8	333-218831	10.12	June 19, 2017
10.2	Form of Securities Purchase Agreement, dated December 31, 2018, between CleanSpark Inc. and the Investor	8-K	000-53498	10.1	December 31, 2018
10.3	Form of IP Security Agreement, dated December 31, 2018, between CleanSpark, Inc. and the Investor	8-K	000-53498	10.2	December 31, 2018
10.4	Non-Competition and Non-Solicitation Agreement, dated January 22, 2019	8-K	000-53498	10.2	January 24, 2019
10.5	Indemnity Agreement, dated January 22, 2019	8-K	000-53498	10.3	January 24, 2019
10.6	Contract Manufacturing Agreement, dated January 22, 2019	8-K	000-53498	10.4	January 24, 2019
10.7	Form of Purchase Agreement, dated April 17, 2019, between the Company and the Investor	8-K	000-53498	10.1	April 18, 2019
10.8	IP Security Agreement dated April 17, 2019	8-K	000-53498	10.3	April 18, 2019
10.9†	Memorandum of Understanding, dated as of November 5, 2019	8-K	000-53498	10.1	November 12, 2019
10.10	Securities Purchase Agreement, dated as of November 6, 2019	8-K	000-53498	10.2	November 12, 2019
10.11	Escrow Agreement, dated January 31, 2020	8-K	001-39187	10.1	February 6, 2020
10.12	Amendment to Transaction Documents, dated as of March 10, 2020	8-K	001-39187	10.1	March 10, 2020
10.13	Second Amendment to Transaction Documents, dated as of March 13, 2020	8-K	001-39187	10.1	March 16, 2020
10.14	Joint Venture Agreement, dated as of April 6, 2020	10-Q	001-39187	10.1	August 4, 2020
10.15	Third Amendment to Transaction Documents, dated as of May 1, 2020	8-K	001-39187	10.1	May 6, 2020
10.16	Promissory Note, dated as of May 7, 2020	8-K	001-39187	10.1	May 20, 2020
10.17+	First Amendment to CleanSpark, Inc. 2017 Equity Incentive Plan, dated as of October 7, 2020	DEF 14C	000-53498	Appendix B	July 28, 2020

10.18	Form of Securities Purchase Agreement, dated July 20, 2020	8-K	001-39187	10.1	July 21, 2020
10.19	Exclusive Partner Agreement, by and between the Company and Sunshine Energy Corp., dated August 6, 2020	8-K	001-39187	10.1	August 7, 2020
10.20	Membership Interest Purchase Agreement, dated as of August 31, 2010, by and between the Company, GridFabric, LLC and its sole member, DuPont Hale Holdings, LLC	8-K	001-39187	10.1	September 1, 2020
10.21+	Employment Agreement, entered into by and between CleanSpark, Inc. and Zachary K. Bradford, dated October 26, 2020	8-K	001-39187	10.1	October 28, 2020
10.22+	Employment Agreement, entered into by and between CleanSpark, Inc. and Lori Love, dated October 26, 2020	8-K	001-39187	10.2	October 28, 2020
10.23+	Employment Agreement, entered into by and between CleanSpark, Inc. and Amanda Kabak, dated October 26, 2020	8-K	001-39187	10.3	October 28, 2020
10.24+	Amended and Restated Employment Agreement, entered into by and between CleanSpark, Inc. and Amer Tadayon, dated October 26, 2020	8-K	001-39187	10.4	October 28, 2020
10.25+	Employment Agreement, entered into by and between CleanSpark, Inc. and S. Matthew Schultz, dated October 26, 2020	8-K	001-39187	10.5	October 28, 2020
10.26†	Agreement and Plan of Merger, dated as of February 23, 2021, by and among CleanSpark, Inc., CLSK SWS Merger Sub, Inc., Solar Watt Solutions, Inc., and the Sellers.	8-K	001-39187	10.1	February 24, 2021
10.27	Non-Fixed Price Sales and Purchase Agreement between CleanSpark, Inc. and Bitmain Technologies Limited, dated April 14, 2021	10-Q	001-39187	10.1	May 6, 2021

10.28	Form of Hardware Purchase & Sales Agreement	10-Q	001-39187	10.2	May 6, 2021
10.29	Form of Future Sales Agreement	10-Q	001-39187	10.3	May 6, 2021
10.30	Form of Agreement for Sale of Equipment	10-Q	001-39187	10.4	May 6, 2021
10.31+	Amendment to Employment Agreement by and between CleanSpark, Inc. and Zachary K. Bradford, dated April 16, 2021	10-Q	001-39187	10.5	May 6, 2021
10.32+	Amendment to Employment Agreement by and between CleanSpark, Inc. and Lori Love, dated April 16, 2021	10-Q	001-39187	10.6	May 6, 2021
10.33+	Amendment to Employment Agreement by and between CleanSpark, Inc. and S. Matthew Schultz, dated April 16, 2021	10-Q	001-39187	10.7	May 6, 2021
10.34	At the Market Offering Agreement, dated June 3, 2021, between CleanSpark, Inc. and H.C. Wainwright & Co., LLC	8-K	001-39187	10.1	June 3, 2021
10.35+	Amendment to Amended and Restated Employment Agreement by and between CleanSpark, Inc. and Amer Tadayon, dated June 9, 2021	8-K	001-39187	10.1	June 15, 2021
10.36	Lease, by and between ATL Data Centers LLC and Arkhos Property Group Holdings, LLC dated June 5, 2020	10-Q	001-39187	10.9	August 16, 2021
10.37†	Coinmint Collection Mining Services Agreement, by and between CleanBlok, Inc. and Coinmint, LLC date July 8, 2021	10-Q	001-39187	10.11	August 16, 2021
10.38	Purchase Agreement, by and between CSRE Properties, LLC and MDRE-Norcross, LLC	10-Q	001-39187	10.12	August 16, 2021
10.39+	Second Amendment to CleanSpark, Inc. 2017 Incentive Plan, dated September 17, 2021	8-K	001-39187	10.1	September 17, 2021

10.40†	Electrical Services Agreement between CleanBlok, Inc. and Georgia Power Company, dated October 1, 2021	X
10.41	Form of Future Sales and Purchase Agreement	X
10.42	Lease Agreement, by and between CleanSpark, Inc. and ANC Corporate Center & Paseo Verde, LLC, dated August 26, 2021	X
21.1	List of Subsidiaries	X
23.1	Consent of MaloneBailey	X
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101 INS*	Inline XBLR Instance Document
101 SCH*	Inline XBLR Taxonomy Extension Schema Document
101 CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101 LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101 PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101 DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101 attachments)

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

†Portions of this exhibit have been redacted in compliance with Item 601(b)(10) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEANSPARK, INC.

By:	/s/ Zachary Bradford
Zachary Bradford Chief Executive Officer, Principal Executive Officer and Director
December 14, 2021

By:	/s/ Lori Love
Lori Love Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer
December 14, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Zachary Bradford
Zachary Bradford Chief Executive Officer, Principal Executive Officer and Director
December 14, 2021

By:	/s/ Lori Love
Lori Love Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer
December 14, 2021

By:	/s/ S. Matthew Schultz
S. Matthew Schultz Executive Chairman and Chairman of the Board
December 14, 2021

By:	/s/ Larry McNeill
Larry McNeill Director
December 14, 2021

By:	/s/ Roger Beynon
Roger Beynon Director
December 14, 2021

By:	/s/ Dr. Thomas Wood
Dr. Thomas Wood Director
December 14,2021

