Form 10-Q
period 2021-12-31
CLEANSPARK, INC.
filed 2022-02-09
CIK 827876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2021

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: 001-39187

CleanSpark, Inc.

(Exact name of Registrant as specified in its charter)

Nevada	87-0449945
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2370 Corporate Circle, Suite 160 Henderson, NV 89074
(Address of principal executive offices)

(702) 989-7692
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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 41,469,079 shares as of February 9, 2022.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to statements regarding our future results of operations and financial position, industry and business trends, equity compensation, business strategy, plans, market growth and our objectives for future operations.

The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to: the success of its digital currency mining activities; the volatile and unpredictable cycles in the emerging and evolving industries in which we operate, increasing difficulty rates for bitcoin mining; bitcoin halving; new or additional governmental regulation; the anticipated delivery dates of new miners; the ability to successfully deploy new miners; the dependency on utility rate structures and government incentive programs; the successful deployment of energy solutions for residential and commercial applications; the expectations of future revenue growth may not be realized; ongoing demand for the Company's software products and related services; the impact of global pandemics (including COVID-19) on logistics and shipping and the demand for our products and services; and other risks described in the Company's prior press releases and in its filings with the Securities and Exchange Commission (SEC), including under the heading "Risk Factors" in the Company's Annual Report on Form 10-K and any subsequent filings with the SEC. The forward-looking statements in this Quarterly Report on Form 10-Q are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed as exhibits to this Quarterly Report on Form 10-Q with the understanding that our actual future results, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained in this Quarterly Report on Form 10-Q, whether as a result of any new information, future events or otherwise.

As used in this Quarterly Report on Form 10-Q, unless otherwise stated or the context requires otherwise, references to “CleanSpark,” the “Company,” “we,” “us,” and “our,” refer to CleanSpark, Inc. and its consolidated subsidiaries.

GENERAL

We may announce material business and financial information to our investors using our investor relations website at https://www.cleanspark.com/investor-relations/. We therefore encourage investors and others interested in CleanSpark to review the information that we make available on our website, in addition to following our filings with the SEC, webcasts, press releases and conference calls. Information contained on our website is not part of this Quarterly Report on Form 10-Q.

WHERE YOU CAN FIND MORE INFORMATION

All reports we file with the SEC are available for download free of charge via the Electronic Data Gathering Analysis and Retrieval (EDGAR) System on the SEC’s website at www.sec.gov. We also make electronic copies of our reports available for download, free of charge, through our website at https://www.cleanspark.com/investor-relations/ as soon as reasonably practicable after filing such material with the SEC. Information contained on our website is not part of this Quarterly Report on Form 10-Q.

4

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

This report on Form 10-Q for the quarter ended December 31, 2021, should be read in conjunction with the Company's annual report on Form 10-K for the year ended September 30, 2021, filed with the Securities and Exchange Commission (“SEC”) on December 14, 2021.

The accompanying consolidated financial statements and footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended December 31, 2021 are not necessarily indicative of the results that can be expected for the full year.

5

CLEANSPARK, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2021 (Unaudited)	September 30, 2021
ASSETS
Current assets
Cash and cash equivalents, including restricted cash	$5,212,414	$18,040,327
Accounts receivable, net	4,622,002	2,619,957
Inventory	1,432,110	2,672,744
Prepaid expense and other current assets	11,245,426	5,129,047
Digital currency	30,203,387	23,603,210
Derivative investment asset	5,204,505	4,905,656
Investment in equity security	250,000	260,772
Investment in debt security, AFS, at fair value	512,721	494,608
Total current assets	$58,682,565	$57,726,321

Property and equipment, net	$198,490,355	$137,674,739
Operating lease right of use asset	1,421,252	1,488,240
Capitalized software, net	477,191	503,685
Intangible assets, net	10,996,442	12,195,492
Deposits on mining equipment	125,700,523	87,959,910
Other long-term asset	3,327,245	875,536
Goodwill	19,049,198	19,049,198
Total assets	$418,144,771	$317,473,121

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$20,237,550	$7,975,263
Contract liabilities	386,740	296,964
Operating lease liability	261,101	256,195
Finance lease liability	366,728	413,798
Acquisition liability	300,000	300,000
Contingent consideration	615,249	820,802
Dividends payable	314,611	—
Total current liabilities	22,481,979	10,063,022
Long-term liabilities
Operating lease liability, net of current portion	1,167,779	1,235,325
Finance lease liability, net of current portion	419,563	458,308
Total liabilities	$24,069,321	$11,756,655

Stockholders' equity
Common stock; $0.001 par value; 100,000,000 shares authorized; 41,474,062 and 37,395,945 shares issued and outstanding as of December 31, 2021 and September 30, 2021, respectively	41,475	37,394
Preferred stock; $0.001 par value; 10,000,000 shares authorized; Series A shares; 2,000,000 authorized; 1,750,000 and 1,750,000 issued and outstanding as of December 31, 2021 and September 30, 2021, respectively	1,750	1,750
Additional paid-in capital	518,240,478	444,074,832
Accumulated other comprehensive income (loss)	12,721	(5,392)
Accumulated deficit	(124,220,974)	(138,392,118)
Total stockholders' equity	394,075,450	305,716,466

Total liabilities and stockholders' equity	$418,144,771	$317,473,121

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEANSPARK, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three months ended
	December 31, 2021	December 31, 2020
Revenues, net
Digital currency mining revenue, net	$36,974,578	$733,410
Energy hardware, software and services revenue	3,970,210	1,213,870
Other services revenue	297,181	310,290
Total revenues, net	41,241,969	2,257,570

Costs and expenses
Cost of revenues (exclusive of depreciation and amortization shown below)	8,797,926	1,332,890
Professional fees	3,317,819	1,712,723
Payroll expenses	8,883,047	3,314,201
General and administrative expenses	1,888,100	950,139
Other impairment expense (related to Digital Currency)	6,222,346	—
Depreciation and amortization	7,697,568	1,117,715
Total costs and expenses	36,806,806	8,427,668

Income (loss) from operations	4,435,163	(6,170,098)

Other income/(expense)
Change in fair value of contingent consideration	55,542	—
Realized gain on sale of digital currency	9,994,791	49,918
Realized gain on sale of equity security	665	—
Unrealized loss on equity security	(1,847)	(73,500)
Unrealized gain (loss) on derivative security	298,849	(1,020,494)
Interest income	33,471	47,984
Interest expense	(52,709)	(1,340)
Loss on write off and disposal of assets	(278,170)	—
Total other income (expense)	10,050,592	(997,432)

Income (loss) before income tax (expense) or benefit	14,485,755	(7,167,530)
Income tax (expense) or benefit	—	—
Net income (loss)	$14,485,755	$(7,167,530)

Preferred stock dividends	314,611	—

Net income (loss) attributable to common shareholders	$14,171,144	$(7,167,530)

Other comprehensive income	18,113	—

Total comprehensive income (loss) attributable to common shareholders	$14,189,257	$(7,167,530)

Income (loss) per common share - basic	$0.35	$(0.32)

Weighted average common shares outstanding - basic	40,279,938	22,146,992

Income (loss) per common share - diluted	$0.35	$(0.32)

Weighted average common shares outstanding - diluted	40,485,761	22,146,992

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEANSPARK, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	For the Three Months Ended December 31, 2021
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance, September 30, 2021	1,750,000	$1,750	37,395,945	$37,394	$444,074,832	$(5,392)	$(138,392,118)	$305,716,466
Options and restricted stock units issued for services	—	-	-	-	5,749,107	-	-	5,749,107
Shares issued for settlement of contingent consideration related to business acquisition	—	-	8,404	8	150,003	-	-	150,011
Exercise of options and warrants	—	-	52,061	52	281,564	-	-	281,616
Shares issued under equity offering, net of offering costs	—	-	4,017,652	4,021	67,984,972	-	-	67,988,993
Preferred dividends	—	-	-	-	-	-	(314,611)	(314,611)
Net income	—	-	-	-	-	-	14,485,755	14,485,755
Other comprehensive income	—	-	-	-	-	18,113	-	18,113
Balance, December 31, 2021	1,750,000	$1,750	41,474,062	$41,475	$518,240,478	$12,721	$(124,220,974)	$394,075,450

	For the Three Months Ended December 31, 2020
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Balance, September 30, 2020	1,750,000	$1,750	17,390,979	$17,391	$132,809,830	$-	$(116,402,606)	$16,426,365
Shares issued for services	—	-	501,437	501	3,011,133	-	-	3,011,634
Options and warrants issued for services	—	-	-	-	1,339,009	-	-	1,339,009
Shares issued for business acquisition	—	-	1,618,285	1,618	21,181,733	-	-	21,183,351
Exercise of options and warrants	—	-	115,385	116	192,540	-	-	192,656
Shares issued under underwritten offering, net of offering costs	—	-	4,444,445	4,445	37,045,160	-	-	37,049,605
Net Loss	—	-	-	-	-	-	(7,167,530)	(7,167,530)
'Balance, December 31, 2020	1,750,000	$1,750	24,070,531	$24,071	$195,579,405	$-	$(123,570,136)	$72,035,090

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEANSPARK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)

	Three Months Ended
	December 31, 2021	December 31, 2020
Cash Flows from Operating Activities
Net income (loss)	$14,485,755	$(7,167,530)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Unrealized loss on equity security	1,847	73,500
Realized gain on sale of equity security	(665)	-
Impairment of digital currency	6,222,346	-
Realized gain on sale of digital currency	(9,994,791)	(49,918)
Digital currency issued for services	181,658	-
Unrealized (gain) loss on derivative asset	(298,849)	1,020,494
Gain on fair valuation of contingent consideration	(55,542)	-
Non-cash lease expense	66,988	11,864
Stock Based Compensation	5,749,107	4,350,643
Depreciation and amortization	7,697,568	1,117,715
Loss on write-off and disposal of assets	278,170	-
Changes in operating assets and liabilities
Production of digital currency	(36,974,578)	(733,410)
Decrease in operating lease right of use liabilities	(62,640)	(23,740)
Decrease (increase) in contract assets, net	-	3,197
Increase (decrease) in contract liabilities, net	89,776	(595)
Increase (decrease) in accounts payable and accrued liabilities	(911,848)	(2,366,531)
(Increase) in prepaid expenses and other current assets	(6,682,127)	(2,329,318)
Increase in accounts receivables	(2,002,045)	(463,199)
(Increase) decrease in Inventory	1,240,634	(276,750)
Net cash used in operating activities	$(20,969,236)	$(6,833,578)
Cash Flows from investing
Payments on miner deposits	$(70,633,823)	$-
Purchase of fixed assets	(21,429,893)	(19,082)
Investment in infrastructure development	(1,948,709)	(2,830,560)
Proceeds from sale of digital currencies	33,965,188	375,887
Proceeds from the sale of equity securities	9,590	-
Cash acquired from ATL acquisition	-	45,783
Net cash used in investing activities	$(60,037,647)	$(2,427,972)
Cash Flows from Financing Activities
Payments on promissory notes	$-	$(5,475,000)
Payments on finance leases	(91,645)	-
Proceeds from exercise of options and warrants	281,616	192,656
Proceeds from offerings, net	67,988,999	37,049,605
Net cash provided by financing activities	$68,178,970	$31,767,261

Net increase (decrease) in cash and cash equivalents and restricted cash	$(12,827,913)	$22,505,711

Cash and cash equivalents and restricted cash, beginning of period	$18,040,327	$3,126,202

Cash and cash equivalents and restricted cash, end of period	$5,212,414	$25,631,913
Supplemental disclosure of cash flow information
Cash paid for interest	$52,709	$-
Cash paid for tax	$-	$-
Non-cash investing and financing transactions
Shares and options issued for business acquisition	$-	$21,183,351
Cashless exercise of options and warrants	$-	$74
Shares issued for settlement of seller agreements related to acquisition	$150,011	$-
Preferred shares dividends accrued	$314,611	$-
Reclass from fixed assets to miner deposits	$279,603	$-
Reclass from miner deposits to fixed assets	$43,429,467	$-
Reclass from AP and accrued expenses to construction in progress	$2,686,665	$-
Gross-up of accounts payable related to bills received for goods and services outstanding	$10,256,654
Changes in other comprehensive income	$18,113	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEANSPARK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.
ORGANIZATION AND LINE OF BUSINESS

Organization

The Company – CleanSpark, Inc. (“CleanSpark,” “we,” “our,” or the "Company") was incorporated in the state of Nevada on October 15, 1987 as SmartData Corporation. In October 2016, the Company changed its name to CleanSpark, Inc.

CleanSpark, Inc. is a bitcoin mining and energy technology company. The Company sustainably mines bitcoin and provides advanced energy technology solutions to commercial and residential customers to solve modern energy challenges. The Company, through itself and its wholly owned subsidiaries, has operated in the digital currency mining sector since December 2020, and in the alternative energy sector since March 2014.

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

Lines of Business

Digital Currency Mining Segment

Through our wholly owned subsidiaries, ATL Data Centers LLC (“ATL”) and CleanBlok, Inc. (“CleanBlok”), the Company mines bitcoin. The Company entered the bitcoin mining industry through our acquisition of ATL in December 2020. It acquired a second data center in August 2021 and has had a co-location agreement with New York-based Coinmint, LLC in place since July 2021. Bitcoin mining has now become the Company’s principal revenue generating business activity. We currently intend to acquire additional facilities, equipment and infrastructure capacity to continue to expand our bitcoin mining operations.

Through our subsidiaries CSRE Properties Norcross, LLC, CSRE Property Management Company, LLC and CSRE Properties, LLC, we maintain real property holdings for ATL Data Centers LLC and CleanBlok Inc.

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

Through ATL, we also provide traditional data center services, such as providing customers with rack space, power and equipment, and offer several cloud-based service solutions including virtual services, virtual storage, and data backup services.

2.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent annual report on Form 10-K for the year ended September 30, 2021, filed with the SEC on December 14, 2021 (“Form 10-K”). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented in this quarterly report on Form 10-Q have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted.

The accompanying unaudited consolidated financial statements include the accounts of CleanSpark, Inc., and its wholly owned operating subsidiaries, CleanSpark, LLC, CleanSpark II, LLC, CleanSpark Critical Power Systems Inc., p2kLabs, Inc, GridFabric, LLC, ATL Data Centers LLC, CleanBlok, Inc., CSRE Properties, LLC, Solar Watt Solutions, Inc, CSRE Properties Norcross, LLC and CSRE Property Management Company, LLC. All intercompany transactions have been eliminated upon consolidation of these entities.

Liquidity

As shown in the accompanying unaudited consolidated financial statements, the Company generated a net income of $14,485,755 during the three months ended December 31, 2021. While the Company has experienced negative cash flows from investing and operating activities due to its continued investments in capital expenditures, it has generated positive cash flows from financing activities. The Company has sufficient capital for ongoing operations from raising additional capital through the registered sale of equity securities pursuant to a registration statement on Form S-3. In addition, the Company is continuing to grow its business segments through which it expects to grow the working capital base. As of December 31, 2021, the Company had working capital of $36,200,586.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates include estimates used to review the Company’s goodwill and digital currency impairment, intangible assets acquired, impairments and estimations of long-lived assets, revenue recognition on percentage of completion type contracts, revenue recognition from digital currency mining, valuation of derivative assets and liabilities, available-for-sale investments, allowances for uncollectible accounts, valuation of digital currencies, valuation of contingent consideration, warranty, and the valuations of share based awards. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions including, but not limited to, the ultimate impact that the ongoing COVID-19 pandemic may have on the Company’s operations.

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

Revenues from digital currency mining

The Company has entered into contracts with digital asset mining pool operators to provide computing power to the mining pools. The contracts are terminable at any time by either party and the Company’s enforceable right to compensation only begins when the Company starts providing computing power to the mining pool operator. In exchange for providing computing power, the Company is entitled to a fractional share of the fixed cryptocurrency award the mining pool operator receives (less net digital asset transaction fees to the mining pool operator), for successfully adding a block to the blockchain, plus a fractional share of the transaction fees attached to that blockchain. The Company’s fractional share is based on the proportion of computing power the Company contributed to the mining pool operator to the total computing power contributed by all mining pool participants in solving the current algorithm. The transaction consideration the Company receives is noncash consideration, in the form of digital currency, which the Company measures at fair value on the date received which is not materially different than the fair value at contract inception or time the Company has earned the award from the mining pools. Fair value of the digital currency award received is determined using the spot price of the related digital currency on the date earned.

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

We enter into long-term product service agreements with our customers primarily within our microgrid segment. These agreements require us to provide preventative maintenance, and standby support services that include certain levels of assurance regarding system performance throughout the contract periods, and these contracts will generally range from 1 to 10 years. We account for items that are integral to the maintenance of the equipment as part of our service-related performance obligation, unless the customer has a substantive right to make a separate purchasing decision (e.g., equipment upgrade). Contract modifications that extend or revise contract terms are not uncommon and generally result in our recognizing the impact of the revised terms prospectively over the remaining life of the modified contract (i.e., effectively like a new contract). Revenues are recognized for these arrangements on a straight-line basis consistent with the nature, timing and extent of our services, which primarily relate to routine maintenance and as needed product repairs. Our billing terms for these contracts vary, but we generally invoice periodically as services are provided.

Contract assets represent revenue recognized in excess of amounts billed and include unbilled receivables (typically for cost reimbursable contracts) and contract work in progress (typically for fixed-price contracts). There were no contracts assets as of December 31, 2021 and September 30, 2021. Unbilled receivables, which represent an unconditional right to payment subject only to the passage of time, are reclassified to accounts receivable when they are billed under the terms of the contract. There are no advances that are payments on account of contract assets that have been deducted from contract assets as of December 31, 2021 and September 30, 2021. Contract liabilities mostly represent customer deposits. The Company recorded $386,740 and $296,964 in contract liabilities as of December 31, 2021 and September 30, 2021, respectively.

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

Cash and cash equivalents

Cash and cash equivalents include cash and amounts due from banks and restricted cash. The Company’s restricted cash represents amounts held in trust for certain construction projects. The following table sets forth a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheet that agrees to the total of those amounts as presented in the consolidated statements of cash flows.

	December 31, 2021	September 30, 2021
Cash and cash equivalents, excluding restricted cash	$4,104,574	$14,571,198
Restricted cash - construction escrow account	$1,107,840	$3,469,129
Cash and cash equivalents, including restricted cash	$5,212,414	$18,040,327

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

Accounts receivable, net consists of the following:

	December 31, 2021	September 30, 2021
Accounts Receivable, gross	$4,776,757	$2,891,784
Other receivables	538,753	421,681
Provision for doubtful allowances	(693,508)	(693,508)
Total Accounts Receivable, net	$4,622,002	$2,619,957

Inventory

Inventory is stated at the lower of cost or net realizable value with cost being measured on a first-in, first-out basis. For solar panel and battery installations, the Company transfers component parts from inventories to cost of goods sold once installation is complete. The Company periodically reviews inventories for unusable and obsolete items based on assumptions about future demand and market conditions. Based on this evaluation, provisions are made to write inventories down to their net realizable value. There were no write-downs of inventory as of December 31, 2021 and September 30, 2021, respectively. The composition of inventory as of December 31, 2021 and September 30, 2021 are as follows:

	December 31, 2021	September 30, 2021
Batteries and solar panels	718,955	$1,819,398
Supplies and other	713,155	853,346
Total inventory	1,432,110	$2,672,744

Prepaid expense and other current assets

The Company records a prepaid expense for costs paid but not yet incurred. Those expected to be incurred within one year are recognized and shown as a short-term pre-paid expense. Any costs expected to be incurred outside of one year would be considered other long-term assets.

Other current assets are assets that consist of deposits and interest receivable. Deposits and interest we expect to receive within one year are shown as short-term. Those we expect to receive outside of one year are shown as other long-term assets.

Concentration Risk

At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of FDIC limits. The cash balance, in excess of the FDIC limits was $3,812,842 and $17,790,327 for periods ended December 31, 2021 and September 30, 2021, respectively. The accounts offered by custodians of the Company’s bitcoin are not insured by the FDIC. The fair market value of bitcoin held in accounts not covered by FDIC limits was $30,203,387 and $23,603,210 as of December 31, 2021 and September 30, 2021, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in these accounts.

The Company has certain customers and vendors who individually represented 10% or more of the Company’s revenue or capital expenditures. Please refer to Note 13 - Major Customers and Vendors.

Stock-based compensation

The Company follows the guidelines in FASB Codification Topic ASC 718-10 Compensation-Stock Compensation, which requires companies to measure the cost of employee and non-employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. Stock-based compensation expense for stock options is recognized on a straight-line basis over the requisite service period. The Company may issue compensatory shares for services including, but not limited to, executive, management, accounting, operations, corporate communication, financial and administrative consulting services. The Company determines the grant date fair value of the options using the Black-Scholes option-pricing model. For equity awards granted by the Company that are contingent upon market based conditions, the Company fair values these awards using the Monte Carlo simulation model. For discussion of accounting for restricted stock units (RSUs), please refer Note 11 – Stock-Based Compensation.

Earnings (loss) per share

The Company reports earnings (loss) per share in accordance with FASB ASC 260-10 “Earnings Per Share,” which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. As of December 31, 2021, there were 152,682 shares, 51,622 shares and 1,519 shares respectively issuable in an incremental manner upon exercise of outstanding options, warrants and restricted stock units respectively. As of December 31, 2020, potential incremental shares from the exercise of equity instruments were excluded from the prior period calculation of diluted net loss per share, as their inclusion would have been anti-dilutive to the Company’s net loss.

	For the Three Months Ended December 31,
	2021	2020
Numerator
Consolidated net income (loss) attributable to common shareholders	$14,171,144	$(7,167,530)
Denominator
Weighted- average common shares outstanding, basic	40,279,938	22,146,992
Dilutive impact of stock options and other share-based awards	205,823	—
Weighted- average common shares outstanding, diluted	40,485,761	22,146,992
Net income (loss) per common share attributable
Basic	$0.35	$(0.32)
Diluted	$0.35	$(0.32)

Property and equipment

Property and equipment are stated at cost less accumulated depreciation. Construction in progress is the construction or development of assets that has not yet been placed in service for its intended use. Depreciation for machinery and equipment, mining equipment, buildings, furniture and fixtures and leasehold improvements commences once they are ready for its intended use. Leasehold improvements are depreciated on a straight-line basis over the shorter of their estimated useful lives or the terms of the related leases. Land is not depreciated.

Depreciation is calculated on a straight-line basis over the estimated useful life of the asset as follows:

Useful life (years)
Building	30
Machinery and equipment	1 - 10
Mining equipment	3 – 15
Infrastructure asset	Shorter of estimated lease term or 15 years
Leasehold improvements	Shorter of estimated lease term or 5 years
Furniture and fixtures	1 - 5

In accordance with the Financial Accounting Standards Board ASC 360-10, "Property, Plant and Equipment” the carrying value of property and equipment, and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value. During the three months ended December 31, 2021 and December 31, 2020 the Company did not record an impairment expense.

Digital Currency

Digital currencies are included in current assets in the consolidated balance sheets. Digital currencies are recorded at cost less impairment. They are classified as indefinite-lived intangible assets in accordance with ASC 350, Intangibles — Goodwill and Other, and are accounted for in connection with the Company’s revenue recognition policy detailed above and in Note 2 – Summary of Significant Accounting Policies. An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is not more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. Quantitative impairment is measured using the quoted price of the digital currency at the time its fair value is being measured in accordance with ASC 820, Fair Value Measurement. Quoted prices are obtained from the principal market. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted as per ASC 350, Intangibles – Goodwill and Other.

Digital currencies earned by the Company through its mining activities are included within operating activities on the accompanying consolidated statements of cash flows. The sales of digital currencies are included within investing activities in the accompanying consolidated statements of cash flows and any realized gains or losses from such sales are included in other income (expense) in the consolidated statements of operations and comprehensive income (loss). The Company accounts for its gains or losses in accordance with the first in first out (“FIFO”) method of accounting.

The following table presents the activities of the digital currencies for the three months ended December 31, 2021:

Amount ($)
Balance as on September 30, 2021	23,603,210
Addition of digital currencies	36,974,578
Sale of digital currencies	(33,965,188)
Digital currencies issued for services	(181,658)
Realized gain on sale of digital currencies	9,994,791
Impairment loss	(6,222,346)
Balance as on December 31, 2021	30,203,387

Fair Value Measurement of financial instruments, derivative asset and contingent consideration

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

The following table presents the Company’s financial instruments that are measured and recorded at fair value on the Company’s balance sheets on a recurring basis, and their level within the fair value hierarchy as of December 31, 2021 and September 30, 2021:

December 31, 2021:
	Amount ($)	Level 1 ($)	Level 2 ($)	Level 3 ($)
Derivative asset	5,204,505	-	-	5,204,505
Investment in equity security	-	-	-	-
Investment in debt security	512,721	-	-	512,721
Contingent cash consideration	615,249	-	-	615,249
Total	$6,332,475	-	-	6,332,475

September 30, 2021:
	Amount ($)	Level 1 ($)	Level 2 ($)	Level 3 ($)
Derivative asset	4,905,656	—	—	4,905,656
Investment in equity security	10,772	10,772	—	—
Investment in debt security	494,608	—	—	494,608
Contingent cash consideration	820,802	—	—	820,802
Total	6,231,838	10,772	—	6,221,066

There were no transfers between Level 1, 2 or 3 during the three months ended December 31, 2021 and 2020.

Income taxes

The Company’s calculation of its tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions. The Company recognizes tax liabilities for uncertain tax positions based on management’s estimate of whether it is more likely than not that additional taxes will be required. The Company had no uncertain tax positions as of December 31, 2021 and September 30, 2021.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operation in the provision for income taxes. As of December 31, 2021 and September 30, 2021, the Company had no accrued interest or penalties related to uncertain tax positions.

Income tax expense/(benefit) from operations for the three months ended December 31, 2021 and 2020 was $0 in each period, which resulted primarily from maintaining a full valuation allowance against the Company's deferred tax assets.

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations or net assets of the Company.

Segment Reporting

Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker, or decision-making group, in deciding the method to allocate resources and assess performance. The Company has two reportable segments, namely, (1) Digital Currency Mining Segment and (2) Energy Segment.

Recently issued accounting pronouncements

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers, as if it had originated the contracts. Under the current business combinations guidance, such assets and liabilities are recognized by the acquirer at fair value on the acquisition date. This new guidance is effective for the Company for its fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is evaluating its potential impact but does not expect the new standard to have a material impact on the Company's results of operations or cash flows.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting and issued subsequent amendments to the initial guidance (collectively, “Topic 848”). Topic 848 became effective March 12, 2020 and expires on December 31, 2022. Topic 848 allows eligible contracts that are modified to be accounted for as a continuation of those contracts, permits companies to preserve their hedging accounting during the transition period and enables companies to make a one-time election to transfer or sell held-to-maturity debt securities that are affected by rate reform. Topic 848 provides optional expedients and exceptions for contracts, hedging relationships and other transactions that reference the London Inter-Bank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform if certain criteria are met. The adoption of ASU 2020-04 did not have a material impact on the Company’s financial statements or disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments on October 1, 2020 (“ASU 2016-13”). ASU 2016-13 requires entities to use a new forward-looking “expected loss” model that reflects expected credit losses, including credit losses related to trade receivables, and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates, which generally will result in the earlier recognition of allowances for losses. As the Company was a Smaller Reporting Company at the time of issuance of the ASU, the Company expects to adopt the ASU effective October 1, 2023, including the interim periods within the fiscal year. Early application of the adoption is permitted. The Company is evaluating its potential impact but does not expect the new standard to have a material impact on the Company's results of operations or cash flows.

In August 2020, the FASB issued ASU2020-06, “Debt - Debt with Conversion and Other Options (subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (subtopic 815-40),” which reduces the number of accounting models in ASC 470-20 that require separate accounting for embedded conversion features. As a result, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost as long as no other features require bifurcation and recognition as derivatives. By removing those separation models, the effective interest rate of convertible debt instruments will be closer to the coupon interest rate. Further, the diluted net income per share calculation for convertible instruments will require the Company to use the if-converted method. The treasury stock method should no longer be used to calculate diluted net income per share for convertible instruments. The amendment will be effective for the Company for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The adoption of ASU 2020-06 did not have a material impact on the Company’s financial statements or disclosures.

3.
ACQUISITIONS

SOLAR WATT SOLUTIONS, INC.

On February 23, 2021, the Company entered into an Agreement and Plan of Merger (the “SWS Merger Agreement”) with Solar Watt Solutions, Inc. (“SWS”) and its owners (the “Sellers”). The Company accounted for the acquisition of SWS as an acquisition of a business under ASC 805 – Business Combination.

At the closing on February 24, 2021, SWS became a wholly owned subsidiary of the Company. In exchange, the Company issued (i) 477,703 shares of restricted common stock with a deemed value of $15,640,000 calculated based on the five-day average closing price of the Company's common stock for the trading days including and immediately preceding the closing date of $32.74 per share to the Sellers, of which (a) 167,685 shares with a deemed value of $5,490,000 would be fully earned on closing, and (b) an additional 310,018 shares with a deemed fair value of $10,150,000 were issued to an escrow agent and only earned by Sellers, subject to holdback pending Sellers’ satisfaction of certain future milestones with all such shares subject to a lock up of no less than 180 days and a leak out of no more than 10% of average daily trading value of the prior 30 days for a period of 36 months following the closing, and (ii) up to $3,850,000 in cash to the Sellers, minus the Sellers’ debt, minus the difference between the Actual Amount and Expected Amount consisting of: (A) $1,350,000 (no changes post acquisition date) in cash payable on a pro rata basis to Sellers at closing, less payment of $500,000 (no changes post acquisition date) to settle Sellers’ debt at closing, which includes (I) $200,000 (no changes post acquisition date) in cash was held back by the Company to satisfy potential damages from indemnification claims and any amounts owed pursuant to post-closing adjustments, (II) an additional $100,000 (no changes post acquisition date) in cash was held back by the Company to satisfy any amounts owed pursuant to post-closing adjustments, and (B) up to $2,500,000 (fair valued at $155,000 at acquisition date) in cash held back by the Company and only payable pro rata to Sellers upon meeting certain future milestones and subject to satisfaction of any amounts owing from SWS to the Company resulting from damages required to be indemnified under the SWS Merger Agreement.

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

The contingent cash consideration was re-measured to $615,249 at December 31, 2021. See Note 15 - Subsequent Events for the final settlement with SWS.

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

The consideration remitted in connection with the ATL Merger is subject to adjustment based on post-closing adjustments to closing cash, indebtedness, and transaction expenses of ATL within 90 days of closing. The Company also assumed approximately $6,900,000 in debts of ATL at closing. As part of the transaction costs, the Company issued 41,708 shares of common stock for an aggregate value of $545,916 to the broker which were expensed upon issuance of the shares.

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

The strategic contract relates to supply of a critical input to our digital currency mining business. The other assets and liabilities assumed include $5,670,000 of digital currency mining equipment and approximately $5,475,000 of notes payable related to this equipment, which was settled by the Company during the year ended September 30, 2021. In connection with the acquisition, the Company had acquired an operating lease related to a rental building, which had a purchase option associated with the lease agreement. The Company exercised the purchase option to buy the property in May 2021 and, as a result, terminated the lease.

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

The following is the unaudited pro forma information assuming the acquisition of, ATL and SWS occurred on October 1, 2020:

December 31, 2020
Net sales	$4,060,029
Net income (loss)	(7,759,752)
Net profit / (loss) per common share – basic	$(0.35)
Weighted average common shares outstanding – basic	22,146,992
Net profit / (loss) per common share – diluted	$(0.35)
Weighted average common shares outstanding – diluted	22,146,992

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

4.
INVESTMENTS

As of December 31,2021 and September 30, 2021, the Company had total investments of $5,967,226 and $5,661,036, respectively that comprise of the following:

International Land Alliance, Inc.

On November 5, 2019, the Company entered into a binding Memorandum of Understanding (the “MOU”) with International Land Alliance, Inc. (“ILAL”), a Wyoming corporation, to lay a foundational framework where the Company will deploy its energy solutions products and services to ILAL, its energy projects, and its customers.

In connection with the MOU, and to support the power and energy needs of ILALs development and construction of certain projects, the Company entered into a Securities Purchase Agreement (“SPA”), dated as of November 6, 2019, with ILAL.

Pursuant to the terms of the SPA with ILAL, the Company purchased 1,000 shares of Series B Preferred Stock of ILAL (the “Preferred Stock”) for an aggregate purchase price of $500,000 (the “Stock Transaction”), less certain expenses and fees. The Series B Preferred Stock accrue cumulative in-kind accruals at a rate of 12% per annum and were redeemable on August 6, 2020. The Preferred Stock can be converted into common stock at a variable rate (refer the discussion on embedded derivative assets below). This variable conversion ratio will increase by 10% with the occurrence of certain events. Since the investments were not redeemed on August 6, 2020, they are now redeemable at the Company`s option in cash or into common stock, based on the conversion ratio. The Preferred Stock is recorded as an AFS debt security and is reported at its estimated fair value as of December 31, 2021. Any change in the fair values of AFS debt securities are reported net of income tax as an element of Other Comprehensive income.

The Company accrued interest on our available-for-sale debt securities totaling $432,219 and $399,863, as of December 31, 2021 and September 30, 2021, respectively, presented as prepaid expense and other current assets on the Consolidated Balance Sheets. The fair value of investment in Debt Securities is $512,721 and $494,608 as of December 31, 2021 and September 30, 2021, respectively. The Company has included gain on change in fair value of preferred stock amounting to $18,113 and $5,392 for the three month period ended December 31, 2021 and for the year end September 30, 2021, respectively, as part of other comprehensive loss in the Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company has deemed this variable conversion feature of ILAL preferred stock as an embedded derivative instrument in accordance with ASC Topic No. 815. This topic requires the Company to account for the conversion feature on its balance sheet at fair value and account for changes in fair value as a derivative gain or loss. Unrealized gain or loss on fair valuation of this embedded feature is recognized as an income in Consolidated statements of Operations and Comprehensive Income (Loss).

Total fair value of investment in derivative assets as of December 31, 2021 and September 30, 2021, respectively was $5,204,505 and $4,905,656. The Company fair values the debt security as a straight debt instrument based on liquidation value and accrued interest to date. The fair value of the derivative asset is based on the difference in the fair value of the debt security determined as a straight debt instrument and the fair value of the debt security if converted as of the reporting date.

The following table sets forth a reconciliation of carrying value of all investments as of December 31, 2021 and September 2020:

	ILAL Debt Securities	ILAL Derivative Asset	ILAL Equity Securities	Law Clerk Equity Securities
Balance as of September 30, 2021	$494,608	$4,905,656	$10,772	$250,000
Shares sold during the year	—	—	(9,590)	—
Realized loss on fair value recognized income in other income/expense	—	—	(1,182)	—
Unrealized gain recognized in net income in other income/expense	—	298,849	—	—
Unrealized gain on fair value recognized in other comprehensive income	18,113	—	—	—
Balance as of December 31, 2021	$512,721	$5,204,505	$—	$250,000

5.
INTANGIBLE ASSETS

Intangible assets consist of the following as of December 31, 2021 and September 30, 2021:

December 31, 2021
	Intangible assets	Accumulated amortization	Total
Patents	$74,112	$29,294	$44,818
Websites	8,115	8,115	-
Customer list and non-compete agreement	6,892,024	5,456,881	1,435,143
Design assets	123,000	123,000	-
Trademarks	5,928	2,343	3,585
Engineering trade secrets	4,370,269	3,086,755	1,283,514
Software	870,000	373,492	496,508
Strategic Contract	9,799,970	2,067,097	7,732,873
mPulse software	741,846	264,654	477,192
Total	$22,885,264	$11,411,631	$11,473,633

September 30, 2021
	Intangible assets	Accumulated amortization	Total
Patents	$74,112	$28,329	$45,783
Websites	8,115	8,115	—
Customer list and non-compete agreement	6,892,024	4,940,456	1,951,568
Design assets	123,000	123,000	—
Trademarks	5,928	2,236	3,692
Engineering trade secrets	4,370,269	2,943,173	1,427,096
Software	870,000	325,519	544,481
Strategic Contract	9,799,970	1,577,098	8,222,872
mPulse software	741,846	238,161	503,685
Total	$22,885,264	$10,186,087	$12,699,177

Amortization expense for the three months ended December 31, 2021 and 2020 was $1,225,544 and $816,587, respectively.

The Company expects to record amortization expense of intangible assets over the next 5 years and thereafter as follows:

Year	December 31, 2021
2022	3,363,558
2023	2,978,810
2024	2,565,998
2025	2,070,327
2026	493,229
Thereafter	1,710
11,473,632

6.
PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31, 2021	September 30, 2021
Mining equipment	187,132,309	123,147,843
Land and building	11,048,299	11,048,299
Machinery and equipment	399,530	376,163
Leasehold improvements	119,796	72,577
Furniture and fixtures	157,629	107,660
Infrastructure	2,919,278	81,868
Construction in progress	10,710,205	10,498,311
Total	212,487,046	145,332,721
Less: accumulated depreciation	(13,996,691)	(7,657,982)
Property and equipment, net	$198,490,355	$137,674,739

Depreciation expense for three months ended December 31, 2021 and 2020 was $6,472,023 and $301,128, respectively. For the three months ended December 31, 2021, $411,484 of property and equipment was written-off resulting in a loss of $278,170. There were no disposals during the three months ended December 31, 2020.

The Company placed-in service mining equipment for approximately $64,741,433 during the three months ended December 31, 2021. This primarily consisted of miners of $62,634,807, with the remaining consisting of ancillary mining equipment.

Construction in progress: The Company is expanding its facility in Atlanta, a build out adjacent to the ATL data center mentioned above.

As of December 31, 2021, the Company has outstanding deposits worth $125,700,523 to premier suppliers and manufacturers for securing our purchases of mining equipment.

7.
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

The Company's lease costs recognized during the three months ended December 31, 2021 and 2020 in the Consolidated Statements of Operations and Comprehensive Income (Loss) consist of the following:

	December 31, 2021	December 31, 2020
Operating lease cost (1)	$83,237	117,223
Finance lease cost:
Amortization of right-of-use assets	94,815	21,748
Interest on lease obligations	$11,387	3,578

(1) Included in general and administrative expenses

Other lease information is as follows:

	December 31, 2021	December 31, 2020
Cash paid for amounts included in measurement of lease obligations:
Operating cash flows from operating leases	$94,262	$—
Financing cash flows from finance leases	$103,032	$23,665

	December 31, 2021	September 30, 2021
Weighted-average remaining lease term - operating leases	4.79 years	5 years
Weighted-average remaining lease term - finance leases	2.03 years	3.2 years
Weighted-average discount rate - operating leases	4.50%	4.50%
Weighted-average discount rate - finance leases	5.50%	5.50%

The following is a schedule of the Company's lease liabilities by contractual maturity as of December 31, 2021:

Fiscal Year	Operating Leases	Finance Leases
2022	$238,019	$358,855
2023	324,948	321,887
2024	333,234	142,428
2025	341,767	12,320
2026	299,039	1,853
Thereafter	50,659	-
Gross lease liabilities	1,587,666	837,343
Less: imputed interest	(158,786)	(51,052)
Present value of lease liabilities	$1,428,880	$786,291
Less: Current portion of lease liabilities	(261,101)	(366,728)
Total lease liabilities, net of current portion	$1,167,779	$419,563

8. RELATED PARTY TRANSACTIONS

Zachary K. Bradford - Chief Executive Officer and Director

During the three months ended December 31, 2021 and 2020, the Company paid Blue Chip Accounting, LLC (“Blue Chip”) $47,000 and $30,000, respectively, for accounting, tax, administrative services and reimbursement for office supplies. Blue Chip is 50% beneficially owned by Mr. Bradford. None of the services were associated with work performed by Mr. Bradford. The services consisted of preparing and filing tax returns, bookkeeping, accounting and administrative support assistance. The Company also sub-leases office space from Blue Chip. During the three months ended December 31, 2021 and 2020, $4,575 and $4,575, respectively, was paid to Blue Chip for rent. The sublease and engagement for accounting services was terminated December 31, 2021.

9.
STOCKHOLDERS’ EQUITY

Overview

The Company’s authorized capital stock consists of 100,000,000 shares of common stock and 10,000,000 shares of preferred stock, par value $0.001 per share. As of December 31, 2021, there were 41,474,062 shares of common stock issued and outstanding and 1,750,000 shares of preferred stock issued and outstanding. As of September 30, 2021, there were 37,395,945 shares of common stock issued and outstanding and 1,750,000 shares of preferred stock issued and outstanding.

Common Stock issuances during the three months ended December 31, 2021

The Company issued 52,061 common shares in relation to exercise of options.

The Company issued 8,404 common shares valued at $150,011 for settlement of contingent consideration related to business acquisition.

The Company issued 4,017,652 common shares in relation to equity raises through its At-the-Market offering facility, net of offering costs, for net proceeds of $67,988,993.

Common stock returned during the three months ended December 31, 2021

The Company did not have any common shares returned during the three months ended December 31, 2021.

10.
STOCK WARRANTS

The following is a summary of stock warrant activity during the three months ended December 31, 2021:

	Number of Warrant Shares	Weighted Average Exercise Price ($)
Balance, September 30, 2021	615,704	30.72
Warrants granted	—	—
Warrants expired	(183,334)	40.91
Warrants canceled	—	—
Warrants exercised	—	—
Balance, December 31, 2021	432,370	26.39

As of December 31, 2021, there are warrants exercisable to purchase 432,370 shares of common stock in the Company and there are no warrants that are unvested. As of December 31, 2021, the outstanding warrants have a weighted average remaining term of 1.86 years and an intrinsic value of $184,735.

During the three months ended December 31, 2021, there were no exercise of warrants.

11.
STOCK-BASED COMPENSATION

The Company sponsors a stock-based incentive compensation plan known as the 2017 Incentive Plan (the “Plan”), which was established by the Board of Directors of the Company on June 19, 2017. On October 7, 2020, the Company executed a first amendment to the Plan to increase its share pool from 300,000 to 1,500,000 shares of common stock.

Effective September 15, 2021, following approval by our stockholders, the Plan was amended to (i) increase the number of shares of common stock authorized for issuance under the Plan by an additional 2,000,000 shares, resulting in an aggregate of 3,500,000 shares of common stock authorized for issuance under the Plan, and (ii) revise Section 19 of the Plan to more closely align with the provisions of Section 422 of the Internal Revenue Code of 1986, as amended, and Section 17.2 of the Plan.

As of December 31, 2021, there were 211,725 shares available for issuance under the Plan.

The Plan allows the Company to grant incentive stock options, non-qualified stock options, stock appreciation rights, common stock, units of common stock, restricted stock, performance shares and performance units. Other than incentive stock options that are granted to participants who owns more than 10% of the total combined voting power of all classes of the stock of the Company or of its parent or subsidiary corporations (a “Ten Percent Stockholder”), stock options are exercisable for up to ten years, at an option price per share not less than the fair market value on the date the option is granted. The incentive stock options are limited to persons who are regular full-time employees of the Company or Ten Percent Stockholders at the date of the grant of the option. Non-qualified stock options and the other types of awards issuable under the Plan may be granted to any person, including, but not limited to, employees, independent agents, consultants and attorneys, who the Company’s Compensation Committee believes have contributed, or will contribute, to the success of the Company. The option vesting schedule for options granted is determined by the Compensation Committee at the time of the grant. The Plan provides for accelerated vesting of unvested options if there is a change in control, as defined in the Plan.

As of December 31, 2021, no non-qualified options were granted pursuant to the Plan.

The Company recognized $5,749,107 and $932,040 for the three months ended December 31, 2021 and December 31, 2020, respectively, in stock-based compensation under the stock-based incentive compensation plan.

STOCK OPTIONS

The following is a summary of stock option activity during the three months ended December 31, 2021:

	Number of Option Shares	Weighted Average Exercise Price ($)
Balance, September 30, 2021	1,547,029	18.35
Options granted	64,000	20.48
Options expired	(487)	35.05
Options canceled	(60,494)	19.51
Options exercised	(52,061)	5.41
Balance, December 31, 2021	1,497,987	18.98

As of December 31, 2021, there are options exercisable to purchase 616,052 shares of common stock in the Company and 915,885 unvested options outstanding that cannot be exercised until vesting conditions are met. As of December 31, 2021, the outstanding options have a weighted average remaining term of 1.74 years and an intrinsic value of $682,294.

During the three months ended December 31, 2021, a total of 52,061 shares of the Company’s common stock were issued in connection with the exercise of 52,061 common stock options at exercise prices ranging from $3.63 to $8.07, for a total consideration of $281,616. The Company also granted 64,000 options with a total fair value of $1,291,616 to purchase shares of common stock to employees.

The Black-Scholes model utilized the following inputs to value the options granted during the three months ended December 31, 2021:

Fair value assumptions Options:	December 31, 2021
Risk free interest rate	1.04%
Expected term (years)	5.50
Expected volatility	407%
Expected dividends	0%

As of December 31, 2021, the Company expects to recognize $14,873,047 of stock-based compensation for the non-vested outstanding options over a weighted-average period of 2.19 years.

RESTRICTED STOCK UNITS

The Company grants RSUs that contain (a) service conditions, (b) performance conditions, or (c) market performance conditions. RSUs containing service conditions vest monthly or annually. RSUs containing performance conditions generally vest over 1 year, and the number of shares earned depends on the achievement of predetermined Company metrics.

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

	Number of Shares	Weighted Average Fair Value Per Share	Aggregate Intrinsic Value
Outstanding at September 30, 2021	10,995	$27.73	$127,432
Granted	1,100,250	14.70	10,474,380
Vested	(22,635)	23.44	624,283
Forfeited	(20,750)	20.48	197,540
Outstanding at December 31, 2021	1,067,860	$14.56	$10,127,922

During the three months ended December 31, 2021, the Company granted 870,000 RSUs that will vest based on market conditions. 60,000 of these RSUs do not have a stated service period, and therefore, is given a derived service period of 5 years. The remaining 810,000 RSUs have a stated service period of 1 year. The fair value of the market based RSUs are determined using the Monte Carlo simulation and is in the following range: $11.03 - $17.89 per unit. The risk free rate, volatility, expected term, and cost of equity of these market based RSUs are as follows: 0.14-1.26%, 111.37-172.18%, 1-5 years, and 20.00-21.00%.

As of December 31, 2021, the Company had $12,196,920 unrecognized compensation cost related to RSU awards that will be recognized over a weighted average period of 1.01 years.

12.
COMMITMENTS AND CONTINGENCIES

The Company has purchase commitments that are cancellable of approximately $170,000,000 related to purchase of miners as of December 31, 2021, and the Company has paid approximately $124,300,000 towards these commitments as of the end of this period. As of December 31, 2021, the remaining commitment for future payments was approximately $45,700,000.

The Company has purchase commitments for mining related equipment of approximately $4,272,333 as of December 31, 2021 and the Company has paid $1,769,930 towards these commitments as of end of this period.

The following table sets forth certain information concerning our obligations to make contractual future payments towards our agreements as of December 31, 2021:

	2022	2023	2024	2025	2026	Thereafter	Total
Recorded contractual obligations:
Operating lease obligations	$238,015	$324,949	$333,234	$341,767	$299,039	$50,662	$238,019
Finance Lease obligations	$312,303	$321,887	$179,572	$21,728	$1,853		$358,855
Mining equipment	$45,646,618						$45,646,618
Mining operations related equipment	$2,502,403						$2,502,403
Total	$48,699,339	$646,836	$512,806	$363,495	$300,892	$50,662	$48,745,895

Contingent consideration

GridFabric: On August 31, 2020, the Company acquired GridFabric, LLC. Pursuant to the terms of the purchase agreement, additional shares of the Company’s common stock valued at up to $750,000 were issuable if GridFabric achieves certain revenue and product release milestones. On September 30, 2021, the contingent consideration was re-measured to $500,000.

During the three months ended December 31, 2021, the Company settled all contingent consideration due to GridFabric resulting in a payment of 8,404 shares of common stock valued at $150,000.

Solar Watt Solutions: On February 24, 2021, the Company acquired Solar Watt Solutions, Inc. Pursuant to the terms of the purchase agreement, additional cash consideration of up to $2,500,000 (fair valued at $155,000 at acquisition date) in cash held back by the Company and only payable pro rata to Sellers upon meeting certain future milestones and subject to satisfaction of any amounts owing from SWS to the Company resulting from damages required to be indemnified under the SWS Merger Agreement. The contingent cash consideration was re-measured to $615,249 at December 31, 2021.

On January 31, 2022, the Company settled all contingent consideration due to the SWS sellers, resulting in a payment of $625,000, 77,500 shares of common stock released out of escrow to the SWS sellers, and SWS sellers releasing 232,518 shares of common stock back the Company.

Legal contingencies

From time to time we may be subject to litigation arising in the ordinary course of business. The Company accrues a liability when a loss is considered probable and the amount can be reasonably estimated. When a material loss contingency is reasonably possible but not probable, the Company does not record a liability, but instead discloses the nature and the amount of the claim, and an estimate of the loss or range of loss, if such an estimate can be made. Legal fees are expensed as incurred. Based on the opinion of legal counsel and other factors, management believes that the final disposition of these existing matters will not have a material adverse effect on the business, results of operations, financial condition, or cash flows of the Company. The Company has identified certain claims as a result of which a loss may be incurred, but in the aggregate the loss is expected to be insignificant. This assessment is based on our current understanding of relevant facts and circumstances. As such, our view of these matters is subject to inherent uncertainties and may change in the future. Significant judgment is required in both the determination of probability and the determination as to whether an exposure is reasonably estimable. Actual outcomes of these legal and regulatory proceedings may materially differ from our current estimates. For other claims regarding proceedings that are in an initial phase, the Company is unable to estimate the range of possible loss, if any, but at this time believes that any loss related to such claims will not be material. Risks associated with legal liability are difficult to assess and quantify, and their existence and magnitude can remain unknown for significant periods of time. We maintain liability insurance to reduce such risk exposure to the Company. Despite the measures taken, such policies may not cover future litigation, or the damages claimed may exceed our coverage which could result in contingent liabilities.

Bishins v. CleanSpark, Inc. et al.

On January 20, 2021, Scott Bishins (“Bishins”), individually, and on behalf of all others similarly situated (together, the “Class”), filed a class action complaint (the “Class Complaint”) in the United States District Court for the Southern District of New York against the Company, its Chief Executive Officer, Zachary Bradford (“Bradford”), and its Chief Financial Officer, Lori Love (“Love”) (the “Class Action”). The Class Complaint alleges that, between December 31, 2020 and January 14, 2021, the Company, Bradford, and Love “failed to disclose to investors: (1) that the Company had overstated its customer and contract figures; (2) that several of the Company’s recent acquisitions involved undisclosed related party transactions; and (3) that, as a result of the foregoing, Defendants’ positive statements about the Company’s business, operations, and prospects were materially misleading and/or lacked a reasonable basis.” (the “Class Allegations”). The Class Complaint seeks: (a) certification of the Class, (b) an award of compensatory damages to the Class, and (c) an award of reasonable costs and expenses incurred by the Class in the litigation. To date, no class has been certified in the Class Action. On December 2, 2021, the Court appointed Darshan Hasthantra as lead Plaintiff, and Glancy, Prongay and Murray LLP as class counsel. Hasthantra now has until February 14, 2022, to file an amended complaint, and the Company is permitted to file its Motion to Dismiss by April 14, 2022.

Although the ultimate outcome of the Class Action cannot be determined with certainty, the Company stands behind all of its prior statements and disclosures and believes that the claims raised in the Class Complaint are entirely without merit. The Company intends to both defend itself vigorously against these claims and to vigorously prosecute any counterclaims.

Notwithstanding the Class Allegations’ lack of merit, however, the Class Action may distract the Company and cost the Company’s management time, effort and expense to defend against the claims made in the Class Complaint. Notwithstanding the Company’s belief that the Company and its management have complied with all of their obligations under applicable securities regulations, no assurance can be given as to the outcome of the Class Action, and in the event the Company does not prevail in such action, the Company, its business, financial condition and results of operations could be materially and adversely affected.

Ciceri, derivatively on behalf of CleanSpark, Inc., v. Bradford, Love, Schultz, Beynon, McNeill, and Wood (consolidated with Perna, derivatively on behalf of CleanSpark, Inc., v. Bradford, Love, Schultz, Beynon, McNeill, and Wood)

On May 26, 2021, Andrea Ciceri (“Ciceri”), derivatively on behalf of CleanSpark, Inc., filed a verified shareholder derivative action (the “Ciceri Derivative Action”) in the United States District Court in the District of Nevada against Chief Executive Officer, Zachary Bradford (“Bradford”), Chief Financial Officer, Lori Love (“Love”) and Directors Matthew Schultz, Roger Beynon, Larry McNeill and Tom Wood (Bradford, Love and Directors collectively referred to as “Defendants.”) On June 22, 2021, Mark Perna (“Perna”) (Ciceri, Perna, and Defendants collectively referred to as the “Parties”) filed a verified shareholder derivative action (the “Perna Derivative Action”) in the same Court against the same Defendants making substantially similar allegations. On June 29, 2021, the court consolidated the Ciceri Derivative Action with the Perna Derivative Action in accordance with a stipulation among the parties (the consolidated case referred to as the “Derivative Action”). The Derivative Action alleges that Defendants: (1) made materially false and misleading public statements about the Company’s business and prospects; (2) did not maintain adequate internal controls; and (3) did not disclose several related party transactions benefitting insiders, questionable uses of corporate assets, and excessive compensation. The claims asserted against all Defendants include breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. A claim for contribution under Sections 10(b) and 21D of the Securities and Exchange Act is asserted against only Bradford and Love. The Derivative Action seeks declaratory relief, monetary damages, and imposition of adequate corporate governance and internal controls. Plaintiffs were given the opportunity to submit an Amended Complaint by November 25, 2021, but elected not to. In January 2022, the Parties agreed to stay the entirety of the case pending the outcome of the Motion to Dismiss in the Class Action. Any of the Parties may also terminate the stay on 20 days’ notice.

Although the ultimate outcome of the Derivative Action cannot be determined with certainty, the Company stands behind all of its prior statements and disclosures, and believes that the claims raised in that case are entirely without merit. The Company intends to both defend itself vigorously against these claims and to vigorously prosecute any counterclaims.

Notwithstanding the Derivative Action’s lack of merit, however, it may distract the Company and cost the Company’s management time, effort and expense to defend against the claims. Notwithstanding the Company’s belief that the Company and its management have complied with all of their obligations under applicable securities regulations, no assurance can be given as to the outcome of the Derivative Action, and in the event the Company does not prevail in such action, the Company, its business, financial condition and results of operations could be materially and adversely affected.

13.
MAJOR CUSTOMERS AND VENDORS

Digital Currency Mining Segment

For the three months ended December 31, 2021 and 2020, the digital currency mining business had the following customers that represented more than 10% of revenue. For these purposes customers are defined as the Company’s mining pool operators.

	December 31, 2021	December 31, 2020
Mining Pool Operator A	99.87%	—
Mining Pool Operator B	0.13%	100.00%

For the three months ended December 31, 2021 and 2020, the Company had the following significant suppliers of mining equipment.

	December 31, 2021	December 31, 2020
Vendor A	67.93%	0.00%
Vendor B	32.07%	0.00%

At December 31, 2020, all mining equipment the Company had was from the ATL acquisition.

Energy Segment

For the three months ended December 31, 2021 and 2020, the energy business had the following customers that represented more than 10% of revenue.

Major Customer	December 31, 2021	December 31, 2020
Customer A	21.40%	36.68%
Customer B	11.08%	0.00%
Customer C	0.00%	10.35%

For the three months ended December 31, 2021 and 2020, the Company had the following suppliers that represented more than 10% of direct material costs.

Major Vendor	December 31, 2021	December 31, 2020
Vendor A	10.70%	57.82%
Vendor B	—	16.30%

14.
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

Digital Currency: This segment consists of operations related to Bitcoin mining. The Company provides computing power through ATL Data Centers LLC and CleanBlok Inc. to the mining pools. This segment also includes operation related to maintenance of real property holdings for company purposes through CSRE properties Norcross LLC and CSRE properties LLC. This segment revenue represents fractional share of the fixed cryptocurrency award received from the mining pool operator in exchange of computing power.

Energy: This segment provides services, equipment, and software to the energy industry. This segment includes revenue from providing engineering and construction services, selling equipment such as residential battery, residential solar, commercial solar and non-customized equipment and providing access to its energy software offerings and software license sales and support services.

Other Revenue and Eliminations: This includes revenue from providing design, software development, and other technology-based consulting services through p2k Labs and data center services through ATL Data Center. Corporate items and eliminations consist of corporate overhead and other items not allocated to any of the Company's segments as in the table below. Intersegment transactions, which were at market price, are included in the “Other revenue and eliminations” and “Corporate items and eliminations” in the table below.

	December 31, 2021	December 31, 2020
Revenue
Energy	$3,970,210	$1,213,870
Digital Currency Mining	$36,974,578	733,410
Total segment revenues	40,944,788	1,947,280
Other revenue and eliminations	297,181	310,290
Consolidated Revenues	41,241,969	2,257,570
Profit
Energy	$986,240	$173,184
Digital Currency Mining	31,332,990	$560,209
Total segment profit/(loss)	32,319,230	733,393
Corporate items and eliminations (including depreciation and amortization)	$(17,833,475)	$(7,900,923)
Net income/(loss)	$14,485,755	$(7,167,530)

For details on major customers of Digital currency and Energy segment, see Note 13.

A summary of segment assets is as follows:

	December 31, 2021	September 30, 2021
Digital Currency Mining	$349,331,100	$270,995,942

Energy	22,733,365	17,507,314

Other and Corporate assets	46,080,306	28,969,865

Total	$418,144,771	$317,473,117

The Company operates its business only in the United States.

Total additions in long-lived assets for the three months ended December 31, 2021 and 2020:

	December 31, 2021			December 31, 2020
	Digital Currency	Energy	Corporate	Digital Currency	Energy	Corporate
Property Plant and Equipment	$67,018,388	$135,936	$0	$6,570,869	$18,109	$972
Intangibles	-	-	-	$7,457,970	-	-
Capitalized software	-	-	-	-	-	-
Total	$67,018,388	$135,936	$—	$14,028,839	$18,109	$972

15.
SUBSEQUENT EVENTS

We have evaluated events occurring between the end of the most recent fiscal period and the date the financial statements were issued through February 9, 2022. There were no material subsequent events except as disclosed below:

Solar Watt Solutions, Inc.

On January 31, 2022, the Company entered into a Merger Satisfaction and Release Agreement (the "Merger Satisfaction Agreement") with Sellers of SWS. In consideration of fully satisfying the previously agreed milestone, the Company will pay Sellers $625,000 and release from escrow 77,500 shares of the Company's common stock. Additionally, the Sellers will agree to release back to the Company 232,518 shares of the Company's common stock held in escrow. Upon delivery of such consideration, the parties agree the milestones contained in the original merger agreement will have been fully satisfied.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with the interim condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Part II, Item 1A “Risk Factors” or in other parts of this Quarterly Report on Form 10-Q, as well as those identified in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended September 30, 2021. Our historical results are not necessarily indicative of the results that may be expected for any period in the future. See “Forward-Looking Statements.”

Company Overview

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

Factors such as access to computer processing capacity, interconnectivity, electricity cost, environmental factors (such as cooling capacity) and location play important roles in mining. As of the date of this filing, our mining units are currently capable of producing over 2.0 exahash per second (“EH/s”) in hash rate capacity. In cryptocurrency mining, “hash rate” is a measure of the processing capacity and speed by which a mining computer mines and processes transactions on the bitcoin network. Our activities in this area are complemented by our energy background and planning is underway to deploy our portfolio of energy technologies to advance our bitcoin mining business, with the goal of maximizing energy savings, increasing total power capacity, providing resilient electricity, and reducing greenhouse gas emissions. We are expanding our bitcoin mining business with the goal of reaching 4.0 EH/s in hash rate capacity at or near the end of December 31, 2022. We expect to exceed 3 EH/s in capacity at or near the end of September 31, 2022. Hash rate capacity is one of the most important metrics for evaluating bitcoin mining companies.

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

Results of operations for the three months ended December 31, 2021 and 2020

Revenues

Revenues increased to $41,241,969 during the three months ended December 31, 2021, as compared with $2,257,570 in revenues for the same period ended 2020 primarily due to increase in revenues from our digital currency mining segment.

For the three months ended December 31, 2021, our revenue was derived from digital currency mining, the sale of equipment, solar panels, batteries, design, engineering, and services, and data center services. Income from our mining segment is a result of bitcoin mining activities in the United States. Income from our Energy segment is the result of contracts to sell switchgear equipment, perform engineering design, provide software for distributed energy and microgrid systems, and provide solar and battery installation.

Costs and Expenses

We had costs and expenses of $36,806,806 for the three months ended December 31, 2021, as compared with $8,427,668 for the three months ended December 31, 2020.

Our cost of revenues was $8,797,926 for the three months ended December 31, 2021, as compared with cost of revenues of $1,332,890 for the three months ended December 31, 2020. Our cost of revenues during the three months ended December 31, 2021 was mainly the result of mining energy costs of $1,373,711, mining hosting fees of $4,171,662, hardware material purchases of $2,280,279 and contract manufacturing expenses of $344,088. Our cost of revenues during the three months ended December 31, 2020 was mainly the result of contract manufacturing expenses of $748,214, hardware material purchase of $236,247, and mining expenses of $169,046.

Professional fees increased to $3,317,819 for the three months ended December 31, 2021 from $1,712,723 for the three months ended December 31, 2020. Our professional fees expenses for the three months ended December 31, 2021 consisted mainly of accounting and tax consulting fees of $1,548,189, audit and review fees of $498,121, subcontractor expenses of $417,989, legal fees of $290,278, recruitment fees of $222,240, and consulting fees of $155,983. Our professional fees for the three months ended December 31, 2020 consisted mainly of legal fees of $1,231,562, and investor relations and public relations consulting expense of $120,838.

Payroll expenses increased to $8,883,047 for the three months ended December 31, 2021 from $3,314,201 for the three months ended December 31, 2020. Our payroll expenses for the three months ended December 31, 2021 consisted mainly of salary and wages expense of $2,901,295, and employee and officer stock-based compensation and related bonuses of $5,749,101. Our payroll expenses for the three months ended December 31, 2020 consisted mainly of salary and wages expense of $1,726,526 and employee and officer stock-based compensation of $932,040.

General and administrative expenses increased to $1,888,100 for the three months ended December 31, 2021 from $950,139 for the three months ended December 31, 2020. Our general and administrative expenses for the three months ended December 31, 2021 consisted mainly of insurance expenses of $487,680, marketing expenses of $280,614, dues and subscriptions expense of $217,084, utilities expense of $196,125, and travel expenses of $114,489. Our general and administrative expenses for the three months ended December 31, 2020 consisted mainly of dues and subscriptions expense of $110,681 and marketing expense of $601,387.

Depreciation and amortization expense increased to $7,697,568 for the three months ended December 31, 2021, from $1,117,715 for the three months ended December 31, 2020.

Impairment expenses were recorded for the three months ended December 31, 2021 for $6,222,346, and no impairment expenses were recorded for the three months ended December 31, 2020. Impairment expense for the three months ended December 31, 2021 consisted of bitcoin impairment of $6,222,346.

Other income (expenses)

Other income increased to $10,050,592 for the three months ended December 31, 2021 compared to other expense of ($997,432) for the three months ended December 31, 2020. Our other income/(expenses) for the three months ended December 31, 2021 consisted mainly of a realized gain on sales of digital currency of $9,994,791, an unrealized loss on derivative security of $298,849, and loss on write off of assets of ($278,170). Our other expenses for the three months ended December 31, 2020 consisted mainly of an unrealized loss on derivative security of ($1,020,494).

Net Income

We recorded a net income of $14,485,755 for the three months ended December 31, 2021, as compared with a net loss of $7,167,530 for the three months ended December 31, 2020. The increase was due mainly to the increase in digital currency mining revenue.

Liquidity and Capital Resources

Our primary requirements for liquidity and capital are working capital, inventory management, capital expenditures, public company costs and general corporate needs. We expect these needs to continue as we develop and grow our business. Our principal sources of liquidity have been and are expected to be our cash and cash equivalents and digital currency inventory.

As of December 31, 2021, we had total current assets of $58,682,565, consisting of cash and cash equivalents, accounts receivable, inventory, prepaid expenses and other current assets, digital currency, investment in equity security, investment in debt security and related derivative asset, and total assets in the amount of $418,144,771. Our total current and total liabilities as of December 31, 2021 were $22,481,979 and $24,069,321 respectively. We had working capital of $36,200,586 as of December 31, 2021.

As of December 31, 2021, there were no off-balance sheet arrangements.

We believe our cash and cash equivalents on hand, together with cash we expect to generate from future operations, will be sufficient to meet our working capital and capital expenditure requirements for a period of at least twelve months from the date of this Quarterly Report on Form 10-Q. We are likely to require additional capital to respond to technological advancements, competitive dynamics or technologies, customer demands, business opportunities, challenges, acquisitions or unforeseen circumstances and in either the short-term or long-term may determine to engage in equity or debt financings or enter into credit facilities for other reasons. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited. In particular, the widespread COVID-19 pandemic, including variants, has resulted in, and may continue to result in, significant disruption of global financial markets, reducing our ability to access capital. If we are unable to raise additional funds when or on the terms desired, our business, financial condition and results of operations could be adversely affected.

Operating Activities

Operating activities used $(20,969,236) in cash for the three months ended December 31, 2021, as compared with using $(6,833,578) in cash for the three months ended December 31, 2020. Our net income of $14,485,755 was the main component of our negative operating cash flow for the three months ended December 31, 2021, offset mainly by realized gain on digital currency $(9,994,791). Other components of our operating cash flow are the changes in operating assets and liabilities including production of digital currency $(36,974,578), increase in prepaid expenses and other current assets $(6,682,127), increase in accounts receivables $(2,002,045), and decrease in accounts payable and accrued liabilities $(911,848). Our net loss of $(7,167,530) was the main component of our negative operating cash flow for the three months ended December 31, 2020, offset mainly by unrealized loss on derivative assets of $1,020,494, stock based compensation of $4,350,643, and depreciation and amortization of $1,117,715.

Investing Activities

Investing activities used $(60,037,647) during the three months ended December 31, 2021, as compared with $(2,427,972) for the three month period ended December 31, 2020. Our sale of digital currencies of $33,965,188, payments on miner deposits of $(70,633,823), purchase of fixed assets of $(21,429,893), and investment in infrastructure development of $(1,948,709) were the main components of our investing cash flow for the three months ended December 31, 2021. Our investment in infrastructure development of $(2,830,560) was the main component of our negative investing cash flow for the three months ended December 31, 2020.

Financing Activities

Cash flows generated from financing activities during the three months ended December 31, 2021 amounted to $68,178,970, when compared to $31,767,261 for the three months ended December 31, 2020. Our cash flows from financing activities for the three months ended December 31, 2021 consisted of proceeds from exercise of options and warrants of $281,616, and proceeds from underwritten offering of $67,988,999. Our positive cash flows from financing activities for the three months ended December 31, 2020 consisted of proceeds from exercise of options and warrants of $192,656 and proceeds from underwritten offering of $37,049,605, offset by payments on promissory notes of $(5,475,000).

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, net sales and expenses. We evaluate our estimates and assumptions on an ongoing basis, and base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for the judgments we make about the carrying value of assets and liabilities that are not readily apparent from other sources. Because these estimates can vary depending on the situation, actual results may differ from these estimates. Making estimates and judgments about future events is inherently unpredictable and is subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to have been incorrect, it could have a material impact on our results of operations, financial position and statement of cash flows.

There have been no material changes to our critical accounting policies and estimates as compared to those disclosed in our 2021 10-K. For a description of our critical accounting policies and estimates, see Part I, Item 1, Note 2, "Summary of Significant Accounting Policies" in our notes to the consolidated financial statements in this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following discussion about our market risk exposure involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. See “Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q[YI(1] .

The Company is exposed to several market risks in its normal business activities. The types of market risks the Company is exposed to are the market price of bitcoin, banking, costs of mining, and liquidity risk.

Market Price Risk of Bitcoin. We acquire bitcoin from our daily operations of mining and, as of December 31, 2021, we held approximately 649.87 bitcoins. The carrying value of our bitcoins as of December 31, 2021 was $30,203,387 on our Consolidated Balance Sheet. We account for our bitcoin as indefinite-lived intangible assets, which are subject to impairment losses if the fair value of our bitcoin decreases below their carrying value at any time since their acquisition. Impairment losses cannot be recovered for any subsequent increase in fair value. For example, the market price of one bitcoin in our principal market ranged from $46,421.20 - $68,205.40 during the three months ended December 31, 2021, but the carrying value of each bitcoin we held at the end of the reporting period reflects the lowest price of one bitcoin quoted on the active exchange at any time since its acquisition. Therefore, negative swings in the market price of bitcoin could have a material impact on our earnings and on the carrying value of our digital assets.

Positive swings in the market price of bitcoin are not reflected in the carrying value of our digital assets and impact earnings only when the bitcoin is sold at a gain. For the three months ended December 31, 2021, we incurred an impairment loss of $6,222,346 on our bitcoin.

Banking Risk. A number of companies that engage in bitcoin and/or other cryptocurrency-related activities have been unable to find banks or financial institutions that are willing to provide them with bank accounts and other services. Similarly, a number of companies and individuals or businesses associated with cryptocurrencies may have had and may continue to have their existing bank accounts closed or services discontinued with financial institutions. To the extent that such events may happen to us, they could have a material adverse effect on our business, prospects or operations and potentially the value of any bitcoin or other cryptocurrencies we mine or otherwise acquire or hold for our own account.

Costs of Mining Risk. Mining operations are costly and our expenses may increase in the future. Increases in mining expenses may not be offset by corresponding increases in revenue. Our expenses may become greater than we anticipate, and our investments to make our business more cost-efficient may not succeed. Bitcoin mining operations are also subject to increased costs as a result of the periodically increasing mining difficulty rates. Increases in our costs without corresponding increases in our revenue would adversely affect our profitability and could seriously harm our business and an investment in us.

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. Nonetheless, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition, and results of operations.

Liquidity Risk. Liquidity risk arises from the general funding needs of the Company's activities and in the management of the Company's assets and liabilities.

Item 4. Controls and Procedures

Limitation on Effectiveness of Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our periodic and current reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2021, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting described below.

Material Weakness and Remediation Plan

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management assessment: (1) The Company did not adequately implement or properly maintain controls over its financial close and reporting process and its process over the recording of energy and other services revenue and (2) the Company did not adequately design and maintain effective general information technology controls over third-party information systems and applications that are relevant to the preparation of the Company’s financial statements:

•
Financial Close and Reporting: Controls over financial statement reviews, specific to the appropriate reconciliation of certain balance sheet accounts, were not operating effectively.
▪
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
▪
Certain process-level and IT-dependent controls over user access to IT programs and applications, specifically utilized for hosting services and file storage, were not effective.
▪
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

Management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively. The remediation actions include the following:

•
additional qualified staff were appointed;
•
the implementation of additional monitoring of controls to improve documentation of internal control procedures;
•
expanding the management and governance over IT system controls; and
•
implementing enhanced process controls around internal user access management including provisioning, removal, and periodic review.

While these actions and planned actions are subject to ongoing management evaluation and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period, we are committed to continuous improvement and will continue to diligently review our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

Other than remediation actions related to the material weakness in our internal controls described above, there has been no change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are from time to time subject to various claims, lawsuits, and other legal and administrative proceedings arising in the ordinary course of business. See Note 12 - Commitments and Contingencies to our consolidated financial statements in Item 1. Part I of this Report.

Item 1A. Risk Factors

Please carefully consider the information set forth in this Quarterly Report on Form 10-Q and the risk factors discussed in Part I, Item I A. of our Annual Report on Form 10-K for the year ended September 30, 2021, which could materially affect our business, financial condition or future results. In evaluating our business, you should carefully consider the risk factors discussed in our Annual Report on Form 10-K, as updated by our subsequent filings under the Exchange Act. The occurrence of any of the risks discussed in such filings, or other events that we do not currently anticipate or that we currently deem immaterial, could harm our business, prospects, financial condition and results of operations. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

3.1	First Amended and Restated Articles of Incorporation of CleanSpark, Inc., dated September 17, 2021	8-K	001-39187	3.1	9/17/2021
3.2	First Amended and Restated Bylaws of CleanSpark, Inc., dated September 17, 2021	8-K	001-39187	3.2	9/17/2021
4.1	Form of Senior Secured Redeemable Convertible Debenture, dated December 31, 2018 issued to the Investor	8-K	000-53498	4.1	12/31/2018
4.2	Form of Common Stock Purchase Warrant, dated December 31, 2018, issued to the Investor	8-K	000-53498	4.2	12/31/2018
4.3	Form of Senior Secured Redeemable Convertible Promissory Note, dated April 17, 2019, issued to the Investor	8-K	000-53498	4.1	4/18/2019
4.4	Form of Common Stock Purchase Warrant, dated December 31, 2018, issued to the Investor	8-K	000-53498	4,2	4/18/2019
10.1	Electrical Services Agreement between CleanBlok, Inc. and Georgia Power Company, dated October 1, 2021	10-K	001-39187	10.40	12/14/2021
10.2	Form of Future Sales and Purchase Agreement	10-K	001-39187	10.41	12/14/2021
10.3	Employment Agreement with the Chief Financial Officer dated December 15, 2021					*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350					**

101 INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101 SCH	Inline XBRL Taxonomy Extension Schema Document
101 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101 LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 9, 2022	By: /s/ Zachary K. Bradford Zachary K. Bradford Title: Chief Executive Officer (Principal Executive Officer)

Date: February 9, 2022	By: /s/Gary A. Vecchiarelli Gary A. Vecchiarelli Title: Chief Financial Officer (Principal Financial and Accounting Officer)

2