Form 10-Q
period 2022-03-31
CLEANSPARK, INC.
filed 2022-05-10
CIK 827876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2022

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 41,290,065 shares as of May 10, 2022.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

This report on Form 10-Q for the quarter ended March 31, 2022, should be read in conjunction with the Company's annual report on Form 10-K for the year ended September 30, 2021, filed with the Securities and Exchange Commission (“SEC”) on December 14, 2021.

The accompanying consolidated financial statements and footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2022 are not necessarily indicative of the results that can be expected for the full year.

CLEANSPARK, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2022 (Unaudited)	September 30, 2021

ASSETS
Current assets
Cash and cash equivalents, including restricted cash	$1,912,947	$18,040,327
Accounts receivable, net	6,836,253	2,619,957
Inventory	1,259,423	2,672,744
Prepaid expense and other current assets	10,316,242	5,129,047
Digital currency	17,045,640	23,603,210
Derivative investment asset	3,794,359	4,905,656
Investment in equity security	250,000	260,772
Investment in debt security, AFS, at fair value	541,200	494,608
Total current assets	$41,956,064	$57,726,321

Property and equipment, net	$276,330,089	$137,674,739
Operating lease right of use asset	1,353,557	1,488,240
Intangible assets, net	10,262,761	12,699,177
Deposits on mining equipment	69,902,321	87,959,910
Other long-term assets	5,943,314	875,536
Goodwill	19,049,198	19,049,198
Total assets	$424,797,304	$317,473,121

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$21,385,732	$7,975,263
Contract liabilities	188,929	296,964
Operating lease liability	321,600	256,195
Finance lease liability	345,817	413,798
Acquisition liability	-	300,000
Contingent consideration	-	820,802
Dividends payable	335,439	-
Total current liabilities	22,577,517	10,063,022
Long-term liabilities
Operating lease liability, net of current portion	1,043,931	1,235,325
Finance lease liability, net of current portion	257,952	458,308
Total liabilities	$23,879,400	$11,756,655

Stockholders' equity
Common stock; $0.001 par value; 100,000,000 shares authorized; 41,290,587 and 37,395,945 shares issued and outstanding as of March 31, 2022 and September 30, 2021, respectively	41,291	37,394
Preferred stock; $0.001 par value; 10,000,000 shares authorized; Series A shares; 2,000,000 authorized; 1,750,000 and 1,750,000 issued and outstanding as of March 31, 2022 and September 30, 2021, respectively	1,750	1,750
Additional paid-in capital	525,246,200	444,074,832
Accumulated other comprehensive income (loss)	41,200	(5,392)
Accumulated deficit	(124,412,537)	(138,392,118)
Total stockholders' equity	400,917,904	305,716,466

Total liabilities and stockholders' equity	$424,797,304	$317,473,121

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEANSPARK, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the three months ended		For the six months ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
Revenues, net
Digital currency mining revenue, net	$36,965,739	$6,715,792	$73,940,317	$7,449,202
Energy hardware, software and services revenue	4,585,971	1,313,530	8,556,181	2,827,233
Other services revenue	86,282	90,366	383,463	100,824
Total revenues, net	41,637,992	8,119,688	82,879,961	10,377,258

Costs and expenses
Cost of revenues (exclusive of depreciation and amortization shown below)	12,127,120	1,537,683	20,925,046	2,879,197
Professional fees	900,976	2,456,554	4,218,795	4,169,277
Payroll expenses	10,542,025	3,262,097	19,425,072	6,576,298
General and administrative expenses	3,182,946	1,243,154	5,071,046	2,193,293
(Gain) on disposal of assets	(920,861)	—	(642,691)	—
Other impairment expense (related to Digital Currency)	811,345	—	7,033,691	—
Depreciation and amortization	11,661,633	2,117,172	19,359,201	3,226,263
Total costs and expenses	38,305,184	10,616,660	75,390,160	19,044,328

Income (loss) from operations	3,332,808	(2,496,972)	7,489,801	(8,667,070)

Other income (expense)
Other income	308,038	541,576	308,038	541,576
Change in fair value of contingent consideration	290,249	—	345,791	—
Realized gain (loss) on sale of digital currency	(2,733,882)	585,709	7,260,909	635,627
Realized gain on sale of equity security	—	—	665	—
Unrealized gain (loss) on equity security	—	343,000	(1,847)	269,500
Unrealized gain (loss) on derivative security	(1,410,146)	8,400,629	(1,111,297)	7,380,135
Interest income	51,782	54,479	85,253	102,463
Interest expense	(9,584)	(28,381)	(62,293)	(29,721)
Total other income (expense)	(3,503,543)	9,897,012	6,825,219	8,899,580

Income (loss) before income tax (expense) or benefit	(170,735)	7,400,040	14,315,020	232,510
Income tax (expense) or benefit	—	—	—	—
Net income (loss)	$(170,735)	$7,400,040	$14,315,020	$232,510

Preferred stock dividends	20,828	$177,505	335,439	$177,505

Net income (loss) attributable to common shareholders	$(191,563)	$7,222,535	$13,979,581	$55,005

Other comprehensive income	28,479	—	46,592	—

Total comprehensive income (loss) attributable to common shareholders	$(163,084)	$7,222,535	$14,026,173	$55,005

Income (loss) per common share - basic	$(0.00)	$0.28	$0.34	$0.00

Weighted average common shares outstanding - basic	41,336,342	25,925,259	40,802,319	24,025,557

Income (loss) per common share - diluted	$(0.00)	$0.22	$0.34	$0.00

Weighted average common shares outstanding - diluted	41,336,342	32,697,863	40,861,052	30,798,161

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEANSPARK, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Balance, September 30, 2021	1,750,000	$1,750	37,395,945	$37,394	$444,074,832	$(5,392)	$(138,392,118)	$305,716,466
Options and restricted stock units issued for services	—	-	-	-	5,749,107	-	-	5,749,107
Shares issued for settlement of contingent consideration related to business acquisition	—	-	8,404	8	150,003	-	-	150,011
Exercise of options and warrants	—	-	52,061	52	281,564	-	-	281,616
Shares issued under equity offering, net of offering costs	—	-	4,017,652	4,021	67,984,972	-	-	67,988,993
Preferred stock dividends accrued	—	-	-	-	-	-	(314,611)	(314,611)
Net income	—	-	-	-	-	-	14,485,755	14,485,755
Other comprehensive income	—	-	-	-	-	18,113	-	18,113
Balance, December 31, 2021	1,750,000	$1,750	41,474,062	$41,475	$518,240,478	$12,721	$(124,220,974)	$394,075,450
Options, restricted stock units and shares issued for services	—	-	1,874	2	6,553,982	-	-	6,553,984
Shares returned for settlement of contingent consideration and holdbacks related to business acquisition	—	-	(232,518)	(233)	233	-	-	-
Exercise of options and warrants	—	-	47,169	47	451,507	-	-	451,554
Preferred stock dividends accrued	—	-	-	-	-	-	(20,828)	(20,828)
Net loss	—	-	-	-	-	-	(170,735)	(170,735)
Other comprehensive income	—	-	-	-	-	28,479	-	28,479
Balance, March 31, 2022	1,750,000	$1,750	41,290,587	$41,291	$525,246,200	$41,200	$(124,412,537)	$400,917,904

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Balance, September 30, 2020	1,750,000	$1,750	17,390,979	$17,391	$132,809,830	$-	$(116,402,606)	$16,426,365
Shares issued for services	—	-	501,437	501	3,011,133	-	-	3,011,634
Options and warrants issued for services	—	-	-	-	1,339,009	-	-	1,339,009
Shares issued for business acquisition	—	-	1,618,285	1,618	21,181,733	-	-	21,183,351
Exercise of options and warrants	—	-	115,385	116	192,540	-	-	192,656
Shares issued under underwritten offering, net of offering costs	—	-	4,444,445	4,445	37,045,160	-	-	37,049,605
Net loss	—	-	-	-	-	-	(7,167,530)	(7,167,530)
Balance, December 31, 2020	1,750,000	$1,750	24,070,531	$24,071	$195,579,405	$-	$(123,570,136)	$72,035,090
Shares issued for services	—	-	19,429	19	71,478	-	-	71,497
Options and warrants issued for services	—	-	-	-	777,517	-	-	777,517
Shares issued for business acquisition	—	-	477,703	478	13,246,226	-	-	13,246,704
Exercise of options and warrants	—	-	223,650	223	3,153,680	-	-	3,153,903
Shares issued under underwritten offering, net of offering costs	—	-	9,090,910	9,091	187,204,122	-	-	187,213,213
Shares returned in relation to business acquisition	—	-	(8,072)	(8)	8	-	-	-
Preferred stock dividends accrued	—	-	-	-	-	-	(177,505)	(177,505)
Net income	—	-	-	-	-	-	7,400,040	7,400,040
Balance, March 31, 2021	1,750,000	$1,750	33,874,151	$33,874	$400,032,436	$-	$(116,347,601)	$283,720,459

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEANSPARK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)

	Six Months Ended
	March 31, 2022	March 31, 2021
Cash Flows from Operating Activities
Net income	$14,315,020	$232,510
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Unrealized (gain) loss on equity security	1,847	(269,500)
Realized gain on sale of equity security	(665)	-
Impairment of digital currency	7,033,691	-
Realized gain on sale of digital currency	(7,260,909)	(635,627)
Digital currency issued for services	294,992	-
Unrealized (gain) loss on derivative asset	1,111,297	(7,380,135)
Change in fair value of contingent consideration	(345,791)	-
Non-cash lease expense	134,683	166,460
Stock based compensation	12,303,091	5,199,658
Depreciation and amortization	19,359,201	3,226,263
Provision for bad debts	-	231,932
PPP loan forgiveness	-	(531,169)
Gain on write-off and disposal of assets	(642,691)	-
Income from in-kind receipts of miners	(308,038)	-
Changes in operating assets and liabilities
Mining of digital currency	(73,940,317)	(7,449,202)
Decrease in operating lease right of use liabilities	(125,989)	(268,861)
Decrease (increase) in contract assets, net	-	4,103
Increase (decrease) in contract liabilities, net	(108,035)	487,779
Increase (decrease) in accounts payable and accrued liabilities	10,083,770	(2,890,270)
(Increase) in prepaid expenses and other current assets	(12,985,662)	(1,130,741)
(Increase) decrease in accounts receivables	(3,963,323)	114,285
(Increase) decrease in Inventory	1,495,321	(793,945)
Net cash used in operating activities	$(33,548,507)	$(11,686,460)
Cash Flows from investing
Payments on miner deposits	$(105,077,053)	$(45,488,258)
Purchase of fixed assets	(28,914,917)	(9,058,011)
Settlement of holdbacks related to contingent consideration	(625,000)	-
Investment in infrastructure development	-	(2,830,560)
Proceeds from sale of digital currencies	80,430,113	2,422,282
Proceeds from sale of miners	3,497,654	-
Proceeds from the sale of equity securities	9,590	-
Acquisition of Solar Watt Solutions, net of cash received	-	(1,000,337)
Acquisition of ATL Data Center, net of cash received	-	45,783
Net cash used in investing activities	$(50,679,613)	$(55,909,101)
Cash Flows from Financing Activities
Payments on promissory notes	$-	$(5,865,476)
Payments on finance leases	(368,450)	-
Proceeds from exercise of options and warrants	480,197	3,346,559
Proceeds from equity offerings, net	67,988,993	224,262,818
Net cash provided by financing activities	$68,100,740	$221,743,901

Net increase (decrease) in cash and cash equivalents and restricted cash	$(16,127,380)	$154,148,340

Cash and cash equivalents and restricted cash, beginning of period	$18,040,327	$3,126,202

Cash and cash equivalents and restricted cash, end of period	$1,912,947	$157,274,542
Supplemental disclosure of cash flow information
Cash paid for interest	$62,293	$31,846
Non-cash investing and financing transactions
Shares and options issued for business acquisition	$-	$34,430,055
Cashless exercise of options and warrants	$-	$74
Receivables from exercise of options	$252,973	$-
Shares issued for settlement of seller agreements related to acquisition	$150,011	$-
Shares returned as part of settlement of seller agreements related to acquisition	$233	$-
Preferred shares dividends accrued	$335,439	$177,505
Unrealized gain on investment in available-for-sale debt security	$46,592	$-

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

Liquidity

As shown in the accompanying unaudited consolidated financial statements, the Company generated a net income (loss) of ($170,735) and $14,315,020 respectively during the three months and six months ended March 31, 2022. While the Company has experienced negative cash flows from investing and operating activities due to its continued investments in capital expenditures in support of its bitcoin mining operations, it has generated positive cash flows from financing activities. The Company has sufficient working capital to support its ongoing operations for the next twelve months. In addition, the Company has access to equity financing through its At-the-Market offering facility and debt financing through the lending arrangement the Company entered into in April 2022 (see Note 15). As of March 31, 2022, the Company had working capital of $19,378,547.

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

Contract assets represent revenue recognized in excess of amounts billed and include unbilled receivables (typically for cost reimbursable contracts) and contract work in progress (typically for fixed-price contracts). There were no contracts assets as of March 31, 2022 and September 30, 2021. Unbilled receivables, which represent an unconditional right to payment subject only to the passage of time, are reclassified to accounts receivable when they are billed under the terms of the contract. There are no advances that are payments on account of contract assets that have been deducted from contract assets as of March 31, 2022 and September 30, 2021. Contract liabilities represent deferred revenues as of March 31, 2022. The Company recorded $188,929 and $296,964 in contract liabilities as of March 31, 2022 and September 30, 2021, respectively.

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

1.
Products and related services delivered at a point in time. Cost of revenue from these products and related services is recognized when the Company transfers control of the product to the customer, which is generally upon shipment.
2.
Products and related services delivered over time. Cost of revenue from these products and related services is recognized over the related service period.

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

	March 31, 2022	September 30, 2021
Cash and cash equivalents, excluding restricted cash	$1,695,718	$14,571,198
Restricted cash - construction escrow account	217,229	3,469,129
Cash and cash equivalents, including restricted cash	$1,912,947	$18,040,327

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

Accounts receivable, net consists of the following:

	March 31, 2022	September 30, 2021
Accounts Receivable, gross	$6,796,293	$2,891,784
Other receivables	733,468	421,681
Provision for doubtful allowances	(693,508)	(693,508)
Total Accounts Receivable, net	$6,836,253	$2,619,957

Inventory

Inventory is stated at the lower of cost or net realizable value with cost being measured on a first-in, first-out basis. For solar panel and battery installations, the Company transfers component parts from inventories to cost of goods sold once installation is complete. The Company periodically reviews inventories for unusable and obsolete items based on assumptions about future demand and market conditions. Based on this evaluation, provisions are made to write inventories down to their net realizable value. There were no write-downs of inventory as of March 31, 2022 and September 30, 2021, respectively. The composition of inventory as of March 31, 2022 and September 30, 2021 are as follows:

	March 31, 2022	September 30, 2021
Batteries and solar panels	$595,432	$1,819,398
Supplies and other	663,992	853,346
Total inventory	$1,259,423	$2,672,744

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

Concentration Risk

At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of FDIC limits. The cash balance, in excess of the FDIC limits was $1,098,786 and $17,790,327 as of March 31, 2022 and September 30, 2021, respectively. The accounts offered by custodians of the Company’s bitcoin are not insured by the FDIC. The fair market value of bitcoin held in accounts not covered by FDIC limits was $17,045,640 and $23,603,210 as of March 31, 2022 and September 30, 2021, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in these accounts.

The Company has certain customers and vendors who individually represented 10% or more of the Company’s revenue or capital expenditures. Please refer to Note 13 - Major Customers and Vendors.

Stock-based compensation

The Company follows the guidelines in FASB Codification Topic ASC 718-10 Compensation-Stock Compensation, which requires companies to measure the cost of employee and non-employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. Stock-based compensation expense for stock options is recognized on a straight-line basis over the requisite service period. The Company may issue compensatory shares for services including, but not limited to, executive, management, accounting, operations, corporate communication, financial and administrative consulting services. The Company determines the grant date fair value of the options using the Black-Scholes option-pricing model. For equity awards granted by the Company that are contingent upon market-based conditions, the Company fair values these awards using the Monte Carlo simulation model. For discussion of accounting for restricted stock units (RSUs), please refer Note 11 – Stock-Based Compensation.

Earnings (loss) per share

The Company reports earnings (loss) per share in accordance with FASB ASC 260-10 “Earnings Per Share,” which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. As of March 31, 2022, 489,282 units of common stock equivalents that consist of options, warrants and restricted stock units were excluded from the calculation of the diluted (loss) per share calculation for the three months ended March 31, 2022 as their effect is anti-dilutive.

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2022	2021	2022	2021
Numerator
Consolidated net income (loss) attributable to common shareholders	$(191,563)	$7,222,535	$13,979,581	$55,005
Denominator
Weighted- average common shares outstanding, basic	41,336,342	25,925,259	40,802,319	24,025,557
Dilutive impact of stock options and other share-based awards	—	6,772,604	58,733	6,772,604
Weighted- average common shares outstanding, diluted	41,336,342	32,697,863	40,861,052	30,798,161
Net income (loss) per common share attributable
Basic	$(0.00)	$0.28	$0.34	$0.00
Diluted	$(0.00)	$0.22	$0.34	$0.00

Property and equipment

Property and equipment are stated at cost less accumulated depreciation. Construction in progress is the construction or development of assets that have not yet been placed in service for its intended use. Depreciation for machinery and equipment, mining equipment, buildings, furniture and fixtures and leasehold improvements commences once they are ready for its intended use. Leasehold improvements are depreciated on a straight-line basis over the shorter of their estimated useful lives or the terms of the related leases. Land is not depreciated.

Depreciation is calculated on a straight-line basis over the estimated useful life of the asset as follows:

Useful life (years)
Building	30
Land Improvements	15
Machinery and equipment	1-10
Office Equipment	3-7
Mining equipment	3-15
Miners	3-5
Infrastructure asset	Shorter of estimated lease term or 15 years
Leasehold improvements	Shorter of estimated lease term or 5 years
Furniture and fixtures	1-5

In accordance with the FASB ASC 360-10, "Property, Plant and Equipment” the carrying value of property and equipment, and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value. During the three and six months ended March 31, 2022 and March 31, 2021 the Company did not record an impairment expense.

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

The following table presents the activities of the digital currencies for the six months ended March 31, 2022:

Amount
Balance as on September 30, 2021	$23,603,210
Addition of digital currencies	73,940,317
Sale of digital currencies	(80,430,113)
Digital currencies issued for services	(294,992)
Realized gain on sale of digital currencies	7,260,909
Impairment loss	(7,033,691)
Balance as on March 31, 2022	$17,045,640

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

The following table presents the Company’s financial instruments that are measured and recorded at fair value on the Company’s balance sheets on a recurring basis, and their level within the fair value hierarchy as of March 31, 2022 and September 30, 2021:

March 31, 2022
	Amount	Level 1	Level 2	Level 3
Derivative asset	$3,794,359	$-	$-	$3,794,359
Investment in debt security	541,200	-	-	541,200
Total	$4,335,559	$-	$-	$4,335,559

September 30, 2021
	Amount	Level 1	Level 2	Level 3
Derivative asset	$4,905,656	$-	$-	$4,905,656
Investment in equity security	10,772	10,772	-	-
Investment in debt security	494,608	-	-	494,608
Contingent cash consideration	820,802	-	-	820,802
Total	$6,231,838	$10,772	$-	$6,221,066

There were no transfers between Level 1, 2 or 3 during the three and six months ended March 31, 2022 and 2021.

Income taxes

The Company’s calculation of its tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions. The Company recognizes tax liabilities for uncertain tax positions based on management’s estimate of whether it is more likely than not that additional taxes will be required. The Company had no uncertain tax positions as of March 31, 2022 and September 30, 2021.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operation in the provision for income taxes. As of March 31, 2022 and September 30, 2021, the Company had no accrued interest or penalties related to uncertain tax positions.

Income tax expense/(benefit) from operations for the three and six months ended March 31, 2022 and 2021 was $0 in each period, which resulted primarily from maintaining a full valuation allowance against the Company's deferred tax assets.

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

In August 2020, the FASB issued ASU2020-06, “Debt - Debt with Conversion and Other Options (subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (subtopic 815-40),” which reduces the number of accounting models in ASC 470-20 that require separate accounting for embedded conversion features. As a result, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost as long as no other features require bifurcation and recognition as derivatives. By removing those separation models, the effective interest rate of convertible debt instruments will be closer to the coupon interest rate. Further, the diluted net income per share calculation for convertible instruments will require the Company to use the if-converted method. The treasury stock method should no longer be used to calculate diluted net income per share for convertible instruments. The amendment will be effective for the Company for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. We expect the adoption of ASU 2020-06 to not have a material impact on the Company’s financial statements or disclosures.

3.
ACQUISITIONS

SOLAR WATT SOLUTIONS, INC.

On February 23, 2021, the Company entered into an Agreement and Plan of Merger (the “SWS Merger Agreement”) with Solar Watt Solutions, Inc. (“SWS”) and its owners (the “Sellers”). The Company accounted for the acquisition of SWS as an acquisition of a business under ASC 805 – Business Combination.

At the closing on February 24, 2021, SWS became a wholly owned subsidiary of the Company. In exchange, the Company issued (i) 477,703 shares of restricted common stock with a deemed value of $15,640,000 calculated based on the five-day average closing price of the Company's common stock for the trading days including and immediately preceding the closing date of $32.74 per share to the Sellers, of which (a) 167,685 shares with a deemed value of $5,490,000 would be fully earned on closing, and (b) an additional 310,018 shares with a deemed fair value of $10,150,000 were issued to an escrow agent and only earned by Sellers, subject to holdback pending Sellers’ satisfaction of certain future milestones with all such shares subject to a lock up of no less than 180 days and a leak out of no more than 10% of average daily trading value of the prior 30 days for a period of 36 months following the closing, and (ii) up to $3,850,000 in cash to the Sellers, minus the Sellers’ debt, minus the difference between the Actual Amount and Expected Amount consisting of: (a) $1,350,000 (no changes post acquisition date) in cash payable on a pro rata basis to Sellers at closing, less payment of $500,000 (no changes post acquisition date) to settle Sellers’ debt at closing, which includes (x) $200,000 (no changes post acquisition date) in cash held back by the Company to satisfy potential damages from indemnification claims and any amounts owed pursuant to post-closing adjustments, (y) an additional $100,000 (no changes post acquisition date) in cash held back by the Company to satisfy any amounts owed pursuant to post-closing adjustments, and (b) up to $2,500,000 (fair valued at $155,000 at acquisition date) in cash held back by the Company and only payable pro rata to Sellers upon meeting certain future milestones and subject to satisfaction of any amounts owing from SWS to the Company resulting from damages required to be indemnified under the SWS Merger Agreement.

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

On January 31, 2022, the Company entered into a Merger Satisfaction and Release Agreement (the "Merger Satisfaction Agreement") with the Sellers of SWS. In consideration of fully satisfying the terms under the SWS Merger Agreement, the Company paid the Sellers $625,000 and released from escrow 77,500 shares of the Company's common stock. Additionally, the Sellers agreed to release back to the Company 232,518 shares of the Company's common stock held in escrow. Upon delivery of such consideration, the parties agreed that the shares and cash holdbacks contained in the original merger agreement were fully satisfied.

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

Of the 975,976 shares held in escrow, 515,724 shares were released to the selling members of ATL and 68,194 shares were returned to the Company and canceled due to satisfy nonsatisfaction of certain indemnification matters during the year ended September 30, 2021. The remaining 392,058 shares held in escrow consist of 72,989 shares subject to holdback pending satisfaction of further indemnification matters and 319,069 shares subject to satisfaction of future milestones.

In connection with the return of the 68,194 shares held in escrow that were cancelled to satisfy certain indemnification matters, total consideration and the related goodwill, decreased by $892,659 during the year ended September 30, 2021.

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

The strategic contract relates to supply of a critical input to our digital currency mining business. The other assets and liabilities assumed include $5,670,000 of digital currency mining equipment and approximately $5,475,000 of notes payable related to this equipment, which was settled by the Company in December 2020. In connection with the acquisition, the Company had acquired an operating lease related to a rental building, which had a purchase option associated with the lease agreement. The Company exercised the purchase option to buy the property in May 2021 and, as a result, terminated the lease.

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

Pro forma of Consolidated Financial Statements (Unaudited)

The following is the unaudited pro forma information assuming the acquisition of ATL and SWS occurred on October 1, 2020:

	For the three months ended	For the six months ended
	March 31, 2021	March 31, 2021
Net sales	$8,907,200	$12,967,229
Net income (loss)	$7,208,568	$(551,184)
Net income / (loss) per common share – basic	$0.27	$(0.02)
Weighted average common shares outstanding – basic	26,402,962	26,121,545
Net income / (loss) per common share – diluted	$0.22	$(0.02)
Weighted average common shares outstanding – diluted	33,175,566	26,121,545

The unaudited pro forma consolidated financial results have been prepared for illustrative purposes only and do not purport to be indicative of the results of operations that would have actually resulted had the acquisition occurred on the first day of the earliest period presented, or of future results of the consolidated entities. The unaudited pro forma consolidated financial information does not reflect any operating efficiencies and cost savings that may be realized from the integration of the acquisition. All transactions that would be considered inter-company transactions for pro forma purposes have been eliminated.

4.
INVESTMENTS

As of March 31, 2022 and September 30, 2021, the Company had total investments of $4,585,559 and $5,661,036, respectively that comprise of the following:

International Land Alliance, Inc.

On November 5, 2019, the Company entered into a binding Memorandum of Understanding (the “MOU”) with International Land Alliance, Inc. (“ILAL”), a Wyoming corporation, to lay a foundational framework where the Company expects to deploy its energy solutions across the portfolio of ILAL, including its energy projects, and its customers.

In connection with the MOU, and to support the power and energy needs of ILALs development and construction of certain projects, the Company entered into a Securities Purchase Agreement (“SPA”), dated as of November 6, 2019, with ILAL.

Pursuant to the terms of the SPA with ILAL, the Company purchased 1,000 shares of Series B Preferred Stock of ILAL (the “Preferred Stock”) for an aggregate purchase price of $500,000 (the “Stock Transaction”), less certain expenses and fees. The Series B Preferred Stock accrue cumulative in-kind accruals at a rate of 12% per annum and were redeemable on August 6, 2020. The Preferred Stock can be converted into common stock at a variable rate (refer the discussion on embedded derivative assets below). This variable conversion ratio will increase by 10% with the occurrence of certain events. Since the investments were not redeemed on August 6, 2020, they are now redeemable at the Company`s option in cash or into common stock, based on the conversion ratio. The Preferred Stock is recorded as an AFS debt security and is reported at its estimated fair value as of March 31, 2022. Any change in the fair values of AFS debt securities are reported net of income tax as an element of Other Comprehensive income.

The Company accrued interest on our available-for-sale debt securities totaling $484,000 and $399,863, as of March 31, 2022 and September 30, 2021, respectively, presented as prepaid expense and other current assets on the

Consolidated Balance Sheets. The fair value of investment in Debt Securities is $541,200 and $494,608 as of March 31, 2022 and September 30, 2021, respectively. The Company has included gain on change in fair value of preferred stock amounting to $28,479 and $46,592 respectively for the three month and six month periods ended March 31, 2022, and $0 and $0 respectively for the three month and six month periods ended March 31, 2021, as part of other comprehensive income in the Consolidated Statements of Operations and Comprehensive Income (Loss).

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

Total fair value of investment in derivative assets as of March 31, 2022 and September 30, 2021, respectively was $3,794,359 and $4,905,656. The Company fair values the debt security as a straight debt instrument based on liquidation value and accrued interest to date. The fair value of the derivative asset is based on the difference in the fair value of the debt security determined as a straight debt instrument and the fair value of the debt security if converted as of the reporting date. The Company recorded an unrealized loss on derivative assets for $1,410,146 and $1,111,297 respectively for the three and six month periods ended March 31, 2022, compared to an unrealized gain on derivative assets for $8,400,629 and $7,380,135 for the three and six month periods ended March 31, 2021.

The following table sets forth a reconciliation of carrying value of all investments as of March 31, 2022 and September 30, 2021:

	ILAL Debt Securities	ILAL Derivative Asset	ILAL Equity Securities	Law Clerk Equity Securities
Balance as of September 30, 2021	$494,608	$4,905,656	$10,772	$250,000
Shares sold during the year	—	—	(9,590)	—
Realized gain on fair value recognized in other income/expense	—	—	665	—
Unrealized loss recognized in other income/expense	—	(1,111,297)	(1,847)	—
Unrealized gain on fair value recognized in other comprehensive income	46,592	—	—	—
Balance as of March 31, 2022	$541,200	$3,794,359	$—	$250,000

5.
INTANGIBLE ASSETS

Intangible assets consist of the following as of March 31, 2022 and September 30, 2021:

March 31, 2022
	Intangible assets	Accumulated amortization	Total
Patents	$74,113	$34,552	$39,561
Websites	23,115	8,915	14,200
Customer list and non-compete agreement	6,892,024	5,981,767	910,257
Design assets	123,000	123,000	-
Trademarks	5,928	2,480	3,448
Engineering trade secrets	4,370,269	3,282,677	1,087,592
Software	870,000	344,375	525,625
Strategic Contract	9,799,970	2,568,129	7,231,841
mPulse software	741,846	291,609	450,237
Total	$22,900,265	$12,637,504	$10,262,761

September 30, 2021
	Intangible assets	Accumulated amortization	Total
Patents	$74,112	$28,329	$45,783
Websites	8,115	8,115	—
Customer list and non-compete agreement	6,892,024	4,940,456	1,951,568
Design assets	123,000	123,000	—
Trademarks	5,928	2,236	3,692
Engineering trade secrets	4,370,269	2,943,173	1,427,096
Software	870,000	325,519	544,481
Strategic Contract	9,799,970	1,577,098	8,222,872
mPulse software	741,846	238,161	503,685
Total	$22,885,264	$10,186,087	$12,699,177

Amortization expense for the three and six months ended March 31, 2022 was $1,225,873 and $2,451,417, respectively. Amortization expense for the three and six months ended March 31, 2021 was $1,403,483 and $2,309,974, respectively.

The Company expects to record amortization expense of intangible assets over the next 5 years and thereafter as follows:

Year	March 31, 2022
2022	$2,063,365
2023	2,908,616
2024	2,827,374
2025	2,000,726
2026	439,811
Thereafter	22,869
$10,262,761

6.
PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	March 31, 2022	September 30, 2021
Mining equipment	$11,782,820	$2,823,218
Miners	256,063,805	120,330,769
Land Improvements	1,529,937	—
Office Equipment	167,329	126,584
Land and building	12,624,608	11,048,299
Machinery and equipment	331,172	323,682
Leasehold improvements	158,110	69,056
Furniture and fixtures	82,601	30,934
Infrastructure	12,439,515	81,868
Construction in progress	4,172,407	10,498,311
Less: accumulated depreciation	(23,022,215)	(7,657,982)
Property and equipment, net	$276,330,089	$137,674,739

Depreciation expense for the three months ended March 31, 2022 and 2021 was $10,435,760 and $706,417, respectively. Depreciation expense for the six months ended March 31, 2022 and 2021 was $16,907,784 and $930,324, respectively. For the three months ended March 31, 2022, $3,978,676 of property and equipment was sold for a gain of $920,861. For the six months ended March 31, 2022, $4,390,160 of property and equipment was disposed of for a gain of $642,691, which included $411,484 of property and equipment that was written-off resulting in a loss of $278,170. There were no disposals during the three and six months ended March 31, 2021.

The Company placed-in service property and equipment of $160,345,487 during the six months ended March 31, 2022. This increase in fixed assets primarily consisted of miners amounting to $135,733,036, which also includes miners received in-kind under miner purchase agreements valued at approximately $308,038, mining equipment of $8,959,602, and infrastructure of $12,357,647.

Construction in progress: The Company is expanding its facilities in Georgia.

As of March 31, 2022, the Company has outstanding deposits totaling $69,902,321. These deposits are in prepayments paid to premier suppliers and manufacturers to purchase mining ASICs and equipment. The prepayments will be applied to the purchase price when the vendor ships the miners.

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

The Company’s operating leases are office spaces and finance leases which are primarily related to equipment used at its data center.

The Company's lease costs recognized during the three and six months ended March 31, 2022 and 2021 in the Consolidated Statements of Operations and Comprehensive Income (Loss) consist of the following:

	For the three months ended		For the six months ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
Operating lease cost (1)	$83,237	$152,848	$166,475	$189,006
Finance lease cost:
Amortization of right-of-use assets	$94,815	$90,981	$189,630	$112,729
Interest on lease obligations	$10,125	$14,645	$21,512	$18,223

(1) Included in general and administrative expenses

Other lease information is as follows:

	For the six months ended
	March 31, 2022	March 31, 2021
Cash paid for amounts included in measurement of lease obligations:
Operating cash flows from operating leases	$157,780	$158,874
Financing cash flows from finance leases	$206,063	$124,644

	March 31, 2022	September 30, 2021
Weighted-average remaining lease term - operating leases	4.54 years	5 years
Weighted-average remaining lease term - finance leases	1.78 years	3.2 years
Weighted-average discount rate - operating leases	4.50%	4.50%
Weighted-average discount rate - finance leases	5.50%	5.50%

The following is a schedule of the Company's lease liabilities by contractual maturity as of March 31, 2022:

Fiscal Year	Operating Leases	Finance Leases
2022	$159,125	$198,047
2023	324,949	295,541
2024	333,234	131,164
2025	341,767	11,092
2026	299,039	-
Thereafter	37,301	-
Gross lease liabilities	1,495,415	635,844
Less: imputed interest	(129,884)	(32,075)
Present value of lease liabilities	$1,365,531	$603,769
Less: Current portion of lease liabilities	(321,600)	(345,817)
Total lease liabilities, net of current portion	$1,043,931	$257,952

8. RELATED PARTY TRANSACTIONS

Zachary K. Bradford - Chief Executive Officer and Director

During the three and six months ended March 31, 2022, the Company paid Blue Chip Accounting, LLC (“Blue Chip”) $0 and $47,075, respectively, for accounting, tax, administrative services and reimbursement for office supplies. During the three and six months ended March 31, 2021, the Company paid Blue Chip Accounting, LLC (“Blue Chip”) $50,675 and $80,675, respectively, for accounting, tax, administrative services and reimbursement for office supplies. Blue Chip is 50% beneficially owned by Mr. Bradford. None of the services were associated with work performed by Mr. Bradford. The services consisted of preparing and filing tax returns, bookkeeping, accounting and administrative support assistance. The Company also sub-leases office space from Blue Chip. During the three and six months ended March 31, 2022, $0 and $4,575, respectively, was paid to Blue Chip for rent. During the three and six months ended March 31, 2021, $4,575 and $9,150, respectively, was paid to Blue Chip for rent. The sublease and engagement for accounting services was terminated on December 31, 2021.

9.
STOCKHOLDERS’ EQUITY

Overview

The Company’s authorized capital stock consists of 100,000,000 shares of common stock and 10,000,000 shares of preferred stock, par value $0.001 per share. As of March 31, 2022, there were 41,290,587 shares of common stock issued and outstanding and 1,750,000 shares of preferred stock issued and outstanding. As of September 30, 2021, there were 37,395,945 shares of common stock issued and outstanding and 1,750,000 shares of preferred stock issued and outstanding.

Common Stock issuances during the six months ended March 31, 2022

The Company issued 99,230 common shares in relation to exercise of options.

The Company issued 1,874 common shares valued at $30,032 as compensation for Director services.

The Company issued 8,404 common shares valued at $150,011 for settlement of contingent consideration related to business acquisition.

The Company issued 4,017,652 common shares in relation to equity raises through its At-the-Market offering facility, net of offering costs, for net proceeds of $67,988,993.

Common stock returned during the six months ended March 31, 2022

The Company had 232,518 shares of common stock returned back to the Company as part of the settlement of contingent consideration and holdbacks related to business acquisition.

10.
STOCK WARRANTS

The following is a summary of stock warrant activity during the six months ended March 31, 2022:

	Number of Warrant Shares	Weighted Average Exercise Price ($)
Balance, September 30, 2021	615,704	$30.72
Warrants granted	—	—
Warrants expired	(183,334)	40.91
Warrants canceled	—	—
Warrants exercised	—	—
Balance, March 31, 2022	432,370	26.39

As of March 31, 2022, there are warrants exercisable to purchase 432,370 shares of common stock in the Company and there are no warrants that are unvested. As of March 31, 2022, the outstanding warrants have a weighted average remaining term of 1.62 years and an intrinsic value of $467,940.

During the three and six months ended March 31, 2022, there were no exercise of warrants.

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

As of March 31, 2022, there were 370,821 shares available for issuance under the Plan.

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

The Company granted 64,000 non-qualified options pursuant to the Plan during the six months ended March 31, 2022.

The Company recognized $6,553,984 and $12,303,091 respectively for the three and six months ended March 31, 2022 in stock-based compensation under the Plan. The Company recognized $231,361 and $1,163,401 respectively for the three and six months ended March 31, 2021 in stock-based compensation under the Plan.

STOCK OPTIONS

The following is a summary of stock option activity during the six months ended March 31, 2022:

	Number of Option Shares	Weighted Average Exercise Price ($)
Balance, September 30, 2021	1,547,029	18.35
Options granted	197,250	15.29
Options expired	-	-
Options canceled/forfeited	(157,885)	18.59
Options exercised	(99,230)	7.39
Balance, March 31, 2022	1,487,164	18.69

As of March 31, 2022, there are options exercisable to purchase 632,753 shares of common stock in the Company and 854,508 unvested options outstanding that cannot be exercised until vesting conditions are met. As of March 31, 2022, the outstanding options have a weighted average remaining term of 1.61 years and an intrinsic value of $1,303,773.

During the six months ended March 31, 2022, a total of 99,230 shares of the Company’s common stock were issued in connection with the exercise of common stock options at exercise prices ranging from $4.65 to $15.10, for a total consideration of $733,170. For the six months ended March 31, 2022, the Company also granted 197,250 options with a total fair value of $2,958,367 to purchase shares of common stock to employees.

The Black-Scholes model utilized the following inputs to value the options granted during the six months ended March 31, 2022:

Fair value assumptions Options:	March 31, 2022
Risk free interest rate	0.10% - 2.55%
Expected term (years)	1.50 - 6.02
Expected volatility	140% - 533%
Expected dividends	0%

As of March 31, 2022, the Company expects to recognize $13,096,168 of stock-based compensation for the non-vested outstanding options over a weighted-average period of 2.05 years.

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

	Number of Shares	Weighted Average Fair Value Per Share	Aggregate Intrinsic Value
Outstanding at September 30, 2021	10,995	$11.59	$84,839
Granted	1,106,250	14.68	13,684,313
Vested	(77,885)	20.15	1,569,280
Forfeited	(40,759)	20.48	458,729
Outstanding at March 31, 2022	998,601	$14.15	$12,352,694

During the six months ended March 31, 2022, the Company granted 1,106,250 RSUs, which comprised of 90,000 that are service period based, 146,250 that are performance condition based, and 870,000 that are market condition based awards. The market condition based RSUs consist of 60,000 units that are perpetual in nature, and therefore, are given a derived service period of 5 years. The remaining 810,000 RSUs have a stated service period of 1 year. The fair value of the market based RSUs are determined using the Monte Carlo simulation and is in the following range: $11.03 - $17.89 per unit. The risk free rate, volatility, expected term, and cost of equity of these market based RSUs are as follows: 0.14-1.26%, 111.37-172.18%, 1-5 years, and 20.00-21.00%.

As of March 31, 2022, the Company had $7,755,679 in unrecognized compensation costs related to RSU awards that it expects to recognize over a weighted average period of 0.75 years.

12.
COMMITMENTS AND CONTINGENCIES

Purchase of bitcoin mining equipment

The Company has cancellable purchase commitments totaling approximately $87,300,000 related to purchase of miners and approximately $10,600,000 related to purchase of mining operations related equipment and construction projects as of March 31, 2022, and the Company has paid approximately $73,700,000 towards these commitments as of the end of this period. As of March 31, 2022, the remaining commitment for future payments was approximately $24,200,000.

Future hosting agreements

On March 29, 2022, the Company entered into a Hosting Agreement (the "Lancium Agreement") with Lancium LLC (“Lancium”). Pursuant to the Lancium Agreement, Lancium has agreed to host, power and provide maintenance and other related services to the Company’s cryptocurrency mining equipment to be placed at Lancium facilities. Pursuant to the Agreement, Lancium will provide 200 megawatts in support of Company’s mining equipment. In addition, for a period of two and a half years following the operations commencement date under the Agreement, the Company will have an option to increase the power capacity supplied to the Company up to 500 MW or 40% of the aggregate capacity of all facilities owned and operated by Lancium, whichever is lesser. As consideration for the Services, the Company shall pay Lancium a power charge fee based on kilowatt hours consumed by the Company’s equipment and a hosting fee based on power consumed, subject to service level adjustments and credits, if any.

The Agreement further provides that through December 31, 2023, Lancium, subject to certain limited exceptions, will not enter into any all-in fixed price agreements with other customers with the same or less power draw as the Company that contains more favorable terms for the fixed all-in price than those in the Lancium Agreement, unless the Company is provided with the same lower fixed price under the Lancium Agreement. The Agreement has an initial term of five years from the operations commencement date (unless terminated earlier in accordance with the terms of the Agreement), after which it will renew automatically for two-year periods unless either party provides notice of non-renewal at least ninety days prior to the expiration of the term or renewal term, as applicable. As of March 31, 2022, the Company did not have any contractual future payment obligations under the terms of the Agreement.

Contractual future payments

The following table sets forth certain information concerning our obligations to make contractual future payments towards our agreements as of March 31, 2022:

	2022	2023	2024	2025	2026	Thereafter	Total
Recorded contractual obligations:
Operating lease obligations	$159,125	$324,949	$333,234	$341,767	$299,039	$37,301	$1,495,415
Finance Lease obligations	198,047	295,541	131,164	11,092	-	-	635,844
Mining equipment	20,396,770	-	-	-	-	-	20,396,770
Mining operations related equipment	3,774,435	-	-	-	-	-	3,774,435
Total	$24,528,377	$620,490	$464,398	$352,859	$299,039	$37,301	$26,302,464

Contingent consideration

GridFabric

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

Solar Watt Solutions

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

Bishins v. CleanSpark, Inc. et al.

On January 20, 2021, Scott Bishins (“Bishins”), individually, and on behalf of all others similarly situated (together, the “Class”), filed a class action complaint (the “Class Complaint”) in the United States District Court for the Southern District of New York against the Company, its Chief Executive Officer, Zachary Bradford (“Bradford”), and its Chief Financial Officer, Lori Love (“Love”) (such action, the “Class Action”). The Class Complaint alleged that, between December 31, 2020 and January 14, 2021, the Company, Bradford, and Love “failed to disclose to investors: (1) that the Company had overstated its customer and contract figures; (2) that several of the Company’s recent acquisitions involved undisclosed related party transactions; and (3) that, as a result of the foregoing, Defendants’ positive statements about the Company’s business, operations, and prospects were materially misleading and/or lacked a reasonable basis.” The Class Complaint sought: (a) certification of the Class, (b) an award of compensatory damages to the Class, and (c) an award of reasonable costs and expenses incurred by the Class in the litigation.

On December 2, 2021, the Court appointed Darshan Hasthantra as lead Plaintiff (together, with Bishins, the “Plaintiffs”), and Glancy, Prongay and Murray LLP as class counsel.

Hasthantra filed an Amended Complaint on February 28, 2022 (the “Amended Class Complaint”). In the Amended Class Complaint, Love is no longer a defendant and S. Matthew Schultz (“Schultz”) has been added as a defendant (the Company, Bradford and Schultz, collectively, the “Defendants”). The Amended Class Complaint alleges that, between December 10, 2020 and August 16, 2021 (the “Class Period”), Defendants made material misstatements and omissions regarding the Company’s acquisition of ATL Data Centers, Inc. (“ATL”) and its anticipated expansion of bitcoin mining operations. In particular, Plaintiffs allege that Defendants: (1) were misleading in their various public announcements related to the timeline for expanding ATL’s mining capacity; and (2) failed to disclose other material conditions purportedly related to the Company’s acquisition of ATL, including that an ATL predecessor had filed for bankruptcy about six months prior to the acquisition, that another bitcoin miner had declined to acquire ATL, and that a related party had performed an audit of ATL for the Company. The Amended Class Complaint seeks: (a) certification of the Class, (b) an award of compensatory damages to the Class, and (c) an award of reasonable costs and expenses incurred by the Class in the litigation.

To date, no class has been certified in the Class Action.

The Company filed its Motion to Dismiss on April 28, 2022. The Motion to Dismiss seeks dismissal of all claims asserted in the Amended Class Complaint with prejudice and without leave to amend on the grounds that Plaintiffs fail to state a claim upon which relief can be granted under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 promulgated thereunder. Plaintiffs’ opposition is due on June 27, 2022, and Defendants’ reply in further support of their Motion to Dismiss is due on August 11, 2022.

Although the ultimate outcome of the Class Action cannot be determined with certainty, the Company stands behind all of its prior statements and disclosures and believes that the claims raised in the Amended Class Complaint and the Class Complaint are entirely without merit. The Company intends to both defend itself vigorously against these claims and to vigorously prosecute any counterclaims.

Notwithstanding Plaintiffs’ allegations’ lack of merit, however, the Class Action may distract the Company and cost the Company’s management time, effort and expense to defend against the claims made in the Amended Class Complaint. Notwithstanding the Company’s belief that the Company and its management have complied with all of their obligations under applicable securities regulations, no assurance can be given as to the outcome of the Class Action, and in the event the Company does not prevail in such action, the Company, its business, financial condition and results of operations could be materially and adversely affected.

Ciceri, derivatively on behalf of CleanSpark, Inc., v. Bradford, Love, Schultz, Beynon, McNeill, and Wood (consolidated with Perna, derivatively on behalf of CleanSpark, Inc., v. Bradford, Love, Schultz, Beynon, McNeill, and Wood)

On May 26, 2021, Andrea Ciceri (“Ciceri”), derivatively on behalf of CleanSpark, Inc., filed a verified shareholder derivative action (the “Ciceri Derivative Action”) in the United States District Court in the District of Nevada against Chief Executive Officer, Zachary Bradford (“Bradford”), Chief Financial Officer, Lori Love (“Love”) and Directors Matthew Schultz, Roger Beynon, Larry McNeill and Tom Wood (Bradford, Love and Directors collectively referred to as “Ciceri Derivative Defendants.”) On June 22, 2021, Mark Perna (“Perna”) (Ciceri, Perna, and Ciceri Derivative Defendants collectively referred to as the “Parties”) filed a verified shareholder derivative action (the “Perna Derivative Action”) in the same Court against the same Ciceri Derivative Defendants, making substantially similar allegations. On June 29, 2021, the Court consolidated the Ciceri Derivative Action with the Perna Derivative Action in accordance with a stipulation among the parties (the consolidated case referred to as the “Derivative Action”). The Derivative Action alleges that Ciceri Derivative Defendants: (1) made materially false and misleading public statements about the Company’s business and prospects; (2) did not maintain adequate internal controls; and (3) did not disclose several related party transactions benefitting insiders, questionable uses of corporate assets, and excessive compensation. The claims asserted against all Ciceri Derivative Defendants include breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. A claim for contribution under Sections 10(b) and 21D of the Securities and Exchange Act is asserted against only Bradford and Love. The Derivative Action seeks declaratory relief, monetary damages, and imposition of adequate corporate governance and internal controls. Plaintiffs were given the opportunity to submit an Amended Complaint by November 25, 2021, but elected not to. In January 2022, the Parties agreed to stay the entirety of the case pending the outcome of the Motion to Dismiss in the Class Action. Any of the Parties may also terminate the stay on 20 days’ notice.

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

Solar Watt Solutions, Inc., v. Pathion, Inc.

On January 6, 2022, Solar Watt Solutions, Inc., (“SWS”) filed suit in the Superior Court of the State of California in the County of Santa Clara against Pathion, Inc., (“Pathion”) for breach of contract, conversion, unjust enrichment and negligent misrepresentation. Prior to its acquisition by the Company, SWS paid Pathion $418,606 for solar batteries and related equipment for delivery in August 2019, later amended to November 2019. Pathion never delivered any of the items purchased by SWS. Pathion’s breach resulted in SWS being unable to complete a separate contract and cost the end-user client over $15,000 per month in electricity costs. SWS is seeking an award of compensatory damages totaling over $500,000. Pathion filed an answer on or around February 16, 2022, generally denying the claims asserted by SWS. A case management conference is scheduled for May 31, 2022, and discovery has commenced.

13.
MAJOR CUSTOMERS AND VENDORS

Digital Currency Mining Segment

For the three months ended March 31, 2022 and 2021, the digital currency mining business had the following customers that represented more than 10% of revenue. For these purposes customers are defined as the Company’s mining pool operators.

	Three Months Ended
	March 31, 2022	March 31, 2021
Mining Pool Operator A	99.99%	—
Mining Pool Operator B	0.01%	100.00%

For the six months ended March 31, 2022 and 2021, the digital currency mining business had the following customers that represented more than 10% of revenue. For these purposes customers are defined as the Company’s mining pool operators.

	Six Months Ended
	March 31, 2022	March 31, 2021
Mining Pool Operator A	99.95%	—
Mining Pool Operator B	0.05%	100.00%

For the three months ended March 31, 2022 and 2021, the Company had the following significant suppliers of mining equipment.

	Three Months Ended
	March 31, 2022	March 31, 2021
Vendor A	90.85%	—
Vendor B	—	57.94%
Vendor C	—	23.69%
Vendor D	—	18.37%

For the six months ended March 31, 2022 and 2021, the Company had the following significant suppliers of mining equipment.

	Six Months Ended
	March 31, 2022	March 31, 2021
Vendor A	71.70%	—
Vendor B	24.03%	—
Vendor C	—	46.77%
Vendor D	—	27.49%
Vendor E	—	14.91%

Energy Segment

For the three months ended March 31, 2022 and 2021, the energy business had the following customers that represented more than 10% of revenue.

	Three Months Ended
	March 31, 2022	March 31, 2021
Customer A	37.39%	39.06%
Customer B	—	12.47%
Customer C	—	10.17%

For the six months ended March 31, 2022 and 2021, the energy business had the following customers that represented more than 10% of revenue.

	Six Months Ended
	March 31, 2022	March 31, 2021
Customer A	30.01%	56.00%
Customer B	—	12.25%

For the three months ended March 31, 2022 and 2021, the Company had the following suppliers that represented more than 10% of direct material costs.

	Three Months Ended
	March 31, 2022	March 31, 2021
Vendor A	20.23%	22.24%
Vendor B	17.82%	—
Vendor C	12.06%	—
Vendor D	—	23.90%

For the six months ended March 31, 2022 and 2021, the Company had the following suppliers that represented more than 10% of direct material costs.

	Six Months Ended
	March 31, 2022	March 31, 2021
Vendor A	38.87%	—
Vendor B	11.76%	—
Vendor C	—	15.62%
Vendor D	—	14.54%
Vendor E	—	12.91%

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

	Three Months Ended
	March 31, 2022	March 31, 2021
Revenue
Energy	$4,585,971	$1,313,530
Digital Currency Mining	36,965,739	6,715,792
Total segment revenues	41,551,710	8,029,322
Other revenue and eliminations	86,282	90,366
Consolidated Revenues	41,637,992	8,119,688
Profit
Energy	945,534	292,023
Digital Currency Mining	28,476,493	6,251,287
Total segment profit	29,422,027	6,543,310
Corporate items and eliminations (including depreciation and amortization)	(29,592,762)	856,730
Net income/(loss)	$(170,735)	$7,400,040

	Six Months Ended
	March 31, 2022	March 31, 2021
Revenue
Energy	$8,556,181	$2,827,233
Digital Currency Mining	73,940,317	7,449,202
Total segment revenues	82,496,498	10,276,435
Other revenue and eliminations	383,463	100,824
Consolidated Revenues	82,879,961	10,377,259
Profit
Energy	1,931,774	389,853
Digital Currency Mining	59,809,483	7,107,416
Total segment profit	61,741,257	7,497,269
Corporate items and eliminations (including depreciation and amortization)	(47,426,237)	(7,264,759)
Net income	$14,315,020	$232,510

For details on major customers of Digital currency and Energy segment, see Note 13.

A summary of segment assets is as follows:

	March 31, 2022	September 30, 2021
Digital Currency Mining	$375,183,757	$270,995,942
Energy	25,267,292	17,507,314
Other and Corporate assets	24,346,255	28,969,865
Total	$424,797,304	$317,473,121

The Company operates its business only in the United States.

Total additions in long-lived assets for the three months and six months ended March 31, 2022 and 2021:

	Three Months Ended			Three Months Ended
	March 31, 2022			March 31, 2021
	Digital Currency	Energy	Corporate	Digital Currency	Energy	Corporate
Property and Equipment	97,273,057	13,939	78,393	9,001,813	70,688	1,945
Intangibles	-	-	15,000	-	190,000	-
Total	97,273,057	13,939	93,393	9,001,813	260,688	1,945

	Six Months Ended			Six Months Ended
	March 31, 2022			March 31, 2021
	Digital Currency	Energy	Corporate	Digital Currency	Energy	Corporate
Property and Equipment	168,566,562	29,993	148,202	10,259,396	83,554	8,160
Intangibles	-	-	15,000	-	190,000	-
Total	168,566,562	29,993	163,202	10,259,396	273,554	8,160

15.
SUBSEQUENT EVENTS

On April 22, 2022, the Company entered into a Master Equipment Financing Agreement with Trinity Capital Inc., as the Lender (the “Financing Agreement”). The Financing Agreement provides for up to $35 million of borrowings to finance the Company’s acquisition of blockchain computing equipment. The Company received a loan of $20 million at closing, with the remaining $15 million fundable upon the Company's request, if requested no later than December

31, 2022, subject to certain customary conditions. The loan draws have a term of 36 months from issuance with a monthly rate factor of at least 0.032198 payable monthly on the total cost of the equipment purchased with such borrowing. The Financing Agreement contains standard financial reporting requirements and certain other affirmative obligations, failure of which to comply with could result in an event of default under the Financing Agreement. In such an event, the Lender could exercise certain remedies including, but not limited to, declaring that all amounts outstanding under the Financing Agreement, together with accrued interest, be declared immediately due and payable. The Company received funding of $20 million at close, which included closing costs of $701,624 and security deposit of $643,960.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with the interim condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021 ("Form 10-K"). This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Part II, Item 1A “Risk Factors” or in other parts of this Quarterly Report on Form 10-Q, as well as those identified in the “Risk Factors” section of our Form 10-K. Our historical results are not necessarily indicative of the results that may be expected for any period in the future. See “Forward-Looking Statements.”

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

We are currently working with industry leaders and other advisors in developing a long-term sustainability and clean energy plan. As part of this plan, we are using the available clean and renewable energy resources that we currently have reasonable access to at our bitcoin mining locations in order to further support our sustainability efforts.

Lines of Business

Digital Currency Mining Segment

Through our wholly owned subsidiaries, ATL Data Centers LLC (“ATL”) and CleanBlok, Inc. (“CleanBlok”), we mine bitcoin. We entered the bitcoin mining industry through our acquisition of ATL in December 2020. We acquired a second data center in August 2021 and have had a co-location agreement with New York-based Coinmint in place since July 2021. In March 2022, we entered into a colocation agreement with Lancium LLC pursuant to which we have access to up to 500 MWs of power. Bitcoin mining has now become our principal revenue generating business activity, and consistent with our current business strategy, we intend to explore and opportunistically continue to acquire additional facilities, equipment and infrastructure capacity as well as evaluate other colocation opportunities, with the intention of expanding our bitcoin mining operations.

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

Factors such as access to computer processing capacity, interconnectivity, electricity cost, environmental factors (such as cooling capacity) and geographic location play important roles in mining. As of the date of this filing, our mining units are currently capable of producing over 2.4 exahash per second (“EH/s”). In cryptocurrency mining, “hash rate” is a measure of the processing capacity and speed by which a mining computer mines and processes transactions on the bitcoin network. Our activities in this area are complemented by our energy background and planning is underway to deploy certain energy technologies from our portfolio to advance our bitcoin mining business, with the goal of maximizing energy savings, increasing total power capacity, providing resilient electricity, and reducing greenhouse gas emissions. We are expanding our bitcoin mining business with the goal of reaching 4.0 to 5.0 EH/s in hash rate capacity at or near the end of December 31, 2022. We expect to exceed 3 EH/s in capacity at or near the end of September 30, 2022. Hash rate capacity is one of the most important metrics for evaluating bitcoin mining companies.

We obtain bitcoin as a result of our mining operations; while we retain a portion of the bitcoin we mine, we have sold, and intend to sell bitcoin from time to time, to support our operations and strategic growth. We do not currently plan to engage in regular trading of bitcoin (other than as necessary to convert our bitcoin to U.S. dollars). We do expect in the near future to engage in hedging and yield generating activities related to our holding of bitcoin; however, our decisions to hold or sell bitcoin at any given time may be impacted by the bitcoin market, which has been historically characterized by significant volatility. Currently, we do not use a formula or specific methodology to determine whether or when we will sell bitcoin that we hold, or the number of bitcoins we will sell. Rather, decisions to hold or sell bitcoins are currently determined by analyzing forecasts, our operating needs and monitoring the market in real time.

Through our wholly-owned subsidiaries, CSRE Properties, LLC, CSRE Property Management Company LLC, and CSRE Properties Norcross, LLC, we maintain real property holdings for ATL and CleanBlok.

Energy Segment

We provide energy solutions through our wholly-owned subsidiaries CleanSpark, LLC, CleanSpark Critical Power Systems, Inc., GridFabric, LLC, and Solar Watt Solutions, Inc. These solutions consist of engineering, design and software solutions, custom hardware solutions, Open Automated Demand response (“OpenADR”), solar, energy storage for microgrid and distributed energy systems to military, commercial and residential customers in Southern California and globally.

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

Because we view Bitcoin mining as our core focus, we are taking steps to strategically streamline and maximize our capital, as part of this process we are evaluating strategic opportunities and alternative to best utilize this segment.

Other business activities

Through ATL, we also provide traditional data center services, such as providing customers with rack space, power and equipment, and offer several cloud services including virtual services, virtual storage, and data backup services.

Results of operations for the three months ended March 31, 2022 and 2021

Revenues

Revenues increased to $41,637,992 during the three months ended March 31, 2022, as compared with $8,119,688 in revenues for the same period ended 2021 primarily due to increase in revenues from our digital currency mining segment.

For the three months ended March 31, 2022, our revenue was derived from digital currency mining, the sale of equipment, solar panels, batteries, design, engineering, energy services, and data center services. Income from our mining segment of $36,965,739 is a result of bitcoin mining activities in the United States. Income from our Energy segment of $4,585,971 is the result of contracts to sell switchgear equipment, perform engineering and design services, provide software for distributed energy and microgrid systems, and solar and battery installation services.

Costs and Expenses

We had costs and expenses of $38,305,184 for the three months ended March 31, 2022, as compared with $10,616,660 for the three months ended March 31, 2021.

Our cost of revenues was $12,127,120 for the three months ended March 31, 2022, as compared with cost of revenues of $1,537,683 for the three months ended March 31, 2021. Our cost of revenues during the three months ended March 31, 2022 was primarily the result of mining energy costs at owned facilities of $2,539,146, mining hosting and associated energy fees of $5,205,369, and energy hardware related cost of inventory of $2,949,422. Our cost of revenues during the three months ended March 31, 2021 was primarily the result of mining energy costs at owned facilities of $724,374, and energy hardware related cost of inventory of $543,330. The increase in cost of revenues between the comparative periods was mainly the result of revenue growth over the same period.

Professional fees decreased to $900,976 for the three months ended March 31, 2022 from $2,456,554 for the three months ended March 31, 2021. Our professional fees expenses for the three months ended March 31, 2022 consisted primarily of legal expenses of $583,742 and subcontractor expenses of $315,064. Our professional fees for the three months ended March 31, 2021 consisted primarily of legal fees of $1,608,671 and consulting expenses of $203,688.

Payroll expenses increased to $10,542,025 for the three months ended March 31, 2022 from $3,262,097 for the three months ended March 31, 2021. Our payroll expenses for the three months ended March 31, 2022 consisted primarily of salary and wages expense of $2,608,458, and employee and officer stock-based compensation of $6,509,964. Our payroll expenses for the three months ended March 31, 2021 consisted primarily of salary and wages expenses of $1,781,039 and employee and officer stock-based compensation of $834,014.

General and administrative expenses increased to $3,182,946 for the three months ended March 31, 2022 from $1,243,154 for the three months ended March 31, 2021. Our general and administrative expenses for the three months ended March 31, 2022 consisted primarily of insurance expenses of $970,965, marketing expenses of $697,374, dues and subscriptions expenses of $271,886, utilities expense of $165,117, and travel expenses of $197,944. Our general and administrative expenses for the three months ended March 31, 2021 consisted primarily of marketing expenses of $294,069, dues and subscriptions expenses of $233,307, bad debt expenses of $231,932, rent expenses of $226,843, and insurance expenses of $172,483.

Our gain on disposal of assets increased to $920,861 for the three months ended March 31, 2022 from $0 for the three months ended March 31, 2021. The gain on disposal is from the sale of miners and there were no such disposals for the three months ended March 31, 2021.

Impairment expenses recorded for the three months ended March 31, 2022 were $811,345, and $0 impairment expenses were recorded for the three months ended March 31, 2021. Impairment expense for the three months ended March 31, 2022 consisted of bitcoin impairment of $811,345.

Depreciation and amortization expense increased to $11,661,633 for the three months ended March 31, 2022, from $2,117,172 for the three months ended March 31, 2021.

Other income (expenses)

Other expense increased to $3,503,543 for the three months ended March 31, 2022 compared to other income of $9,897,012 for the three months ended March 31, 2021. Our other expenses for the three months ended March 31, 2022 consisted primarily of a realized loss on sales of digital currency of $2,733,882 and an unrealized loss on derivative security of $1,410,146. Our other income for the three months ended March 31, 2021 consisted primarily of a realized gain on sales of digital currency of $585,709 and an unrealized gain on derivative security of $8,400,629.

Net Income

We recorded a net loss of $170,735 for the three months ended March 31, 2022, as compared with a net income of $7,400,040 for the three months ended March 31, 2021. The decrease was due primarily to the increased losses from sale of digital currency and unrealized losses on derivative asset compared to a significant gain on the derivative asset in the prior period.

Results of operations for the six months ended March 31, 2022 and 2021

Revenues

Revenues increased to $82,879,961 during the six months ended March 31, 2022, as compared with $10,377,258 in revenues for the same period ended 2021 primarily due to increase in revenues from our digital currency mining segment.

For the six months ended March 31, 2022, our revenue was derived from digital currency mining, the sale of equipment, solar panels, batteries, design, engineering, and services, and data center services. Income from our mining segment of $73,940,317 is a result of bitcoin mining activities in the United States. Income from our Energy segment of $8,556,181 is the result of contracts to sell switchgear equipment, perform engineering design, provide software for distributed energy and microgrid systems, and provide solar and battery installation.

Costs and Expenses

We had costs and expenses of $75,390,160 for the six months ended March 31, 2022, as compared with $19,044,328 for the six months ended March 31, 2021.

Our cost of revenues was $20,925,046 for the six months ended March 31, 2022, as compared with cost of revenues of $2,879,197 for the six months ended March 31, 2021. Our cost of revenues during the six months ended March 31, 2022 was primarily the result of mining energy costs at owned facilities of $3,912,857, mining hosting and associated energy fees of $9,377,031, and energy hardware related cost of inventory of $5,587,847. Our cost of revenues during the six months ended March 31, 2021 was primarily the result of mining energy costs at owned facilities of $890,520, and energy hardware related cost of inventory of $1,556,295. The increase in cost of revenues between the comparative periods was mainly the result of revenue growth over the same period.

Professional fees increased to $4,218,795 for the six months ended March 31, 2022 from $4,169,277 for the six months ended March 31, 2021. Our professional fees expenses for the six months ended March 31, 2022 consisted primarily of accounting and tax expenses of $1,560,228, legal expenses of $868,318, and subcontractor expenses of $733,053.

Our professional fees for the six months ended March 31, 2021 consisted primarily of legal expenses of $2,840,232 and consulting expenses of $253,395.

Payroll expenses increased to $19,425,072 for the six months ended March 31, 2022 from $6,576,298 for the six months ended March 31, 2021. Our payroll expenses for the six months ended March 31, 2022 consisted primarily of salary and wages expenses of $5,092,739, and employee and officer stock-based compensation of $12,303,091. Our payroll expenses for the six months ended March 31, 2021 consisted primarily of salary and wages expenses of $3,118,279 and employee and officer stock-based compensation of $1,766,054.

General and administrative expenses increased to $5,071,046 for the six months ended March 31, 2022 from $2,193,293 for the six months ended March 31, 2021. Our general and administrative expenses for the six months ended March 31, 2022 consisted primarily of insurance expenses of $1,458,645, marketing expenses of $1,041,640, dues and subscriptions expenses of $534,330, utilities expenses of $361,242, and travel expenses of $348,465. Our general and administrative expenses for the six months ended March 31, 2021 consisted primarily of marketing expenses of $1,016,294, dues and subscription expenses of $405,600, rent expenses of $257,236, and insurance expenses of $244,641, and bad debt expenses of $231,932.

Our gain on disposal of assets increased to $642,691 for the six months ended March 31, 2022 from $0 for the six months ended March 31, 2021. The gain on disposal is from the sale of miners, offset by loss on disposal of miners, and there were no such disposals for the six months ended March 31, 2021.

Impairment expenses recorded for the six months ended March 31, 2022 were $7,033,691 and $0 impairment expenses were recorded for the six months ended March 31, 2021. Impairment expense for the six months ended March 31, 2022 consisted of bitcoin impairment of $811,345.

Depreciation and amortization expense increased to $19,359,201 for the six months ended March 31, 2022, from $3,226,263 for the six months ended March 31, 2021.

Other income (expenses)

Other income decreased to $6,825,219 for the six months ended March 31, 2022 compared to other income of $8,899,580 for the six months ended March 31, 2021. Our other income for the six months ended March 31, 2022 consisted primarily of a realized gain on sales of digital currency of $7,260,909 and an unrealized loss on derivative security of $1,111,297. Our other income for the six months ended March 31, 2021 consisted primarily of a realized gain on sales of digital currency of $635,627 and an unrealized gain on derivative security of $7,380,135.

Net Income

We recorded a net income of $14,315,020 for the six months ended March 31, 2022, as compared with a net income of $232,510 for the six months ended March 31, 2021. The increase was due primarily to the increased gains for sale of digital currency and unrealized gains on derivative securities.

Liquidity and Capital Resources

Our primary requirements for liquidity and capital are working capital, inventory management, capital expenditures, public company costs and general corporate needs. We expect these needs to continue as we further develop and grow our business. Our principal sources of liquidity have been and are expected to be our cash and cash equivalents and digital currency inventory.

As of March 31, 2022, we had total current assets of $41,956,064, consisting of cash and cash equivalents, accounts receivable, inventory, prepaid expenses and other current assets, digital currency, investment in equity security, investment in debt security and related derivative asset, and total assets in the amount of $424,797,304. Our total current liabilities and total liabilities as of March 31, 2022 were $22,577,517 and $23,849,400 respectively. We had working capital of $19,378,547 as of March 31, 2022. In addition, we have access to equity financing through our At-the-Market offering facility and debt financing through the lending arrangement we entered into in April 2022 (see Note 15 - Subsequent Events to our consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Material Cash Requirements

We are a party to many contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the consolidated balance sheet as of March 31, 2022, while others are considered future commitments. Our contractual obligations primarily consist of cancelable purchase commitments with various parties to purchase goods or services, primarily miners and equipment, entered into in the normal course of business and operating leases. For information regarding our other contractual obligations, refer to Note 12, Commitments and Contingencies on the Form 10-Q for the quarterly period ended March 31, 2022, and Note 15, Commitments and Contingencies included in our Annual Report on Form 10-K as filed with the SEC on December 14, 2021.

Operating Activities

Operating activities used $33,548,507 in cash for the six months ended March 31, 2022, as compared with using $11,686,460 in cash for the six months ended March 31, 2021. Our net income of $14,315,020 was the main component of our operating cash flow for the six months ended March 31, 2022, offset primarily by realized gain on digital currency of $7,260,909, increased by impairment of digital currency of $7,033,691, stock based compensation of $12,303,091, and unrealized loss on derivative asset of $1,111,297. Other components of our operating cash flow are the changes in operating assets and liabilities including increase in mining of digital currency of $73,940,317, increase in prepaid expenses and other current assets of $12,985,662, increase in accounts payable and accrued liabilities of $10,083,770, increase in accounts receivables of $3,963,323, and decrease in inventory of $1,495,321. Our net income of $232,510 was the main component of our negative operating cash flow for the six months ended March 31, 2021, increased primarily by stock based compensation of $5,199,658, and depreciation and amortization of $3,226,263, and decreased primarily by unrealized gain on derivative asset of $7,380,135. Other components of our operating cash flow are the changes in operating assets and liabilities including increase in production of digital currency of $7,449,202, increase in accounts payable and accrued liabilities of $2,890,270, and increase in prepaid expenses and other current assets of $1,130,741.

Investing Activities

Investing activities used $50,679,613 during the six months ended March 31, 2022, as compared with $55,909,101 for the six month period ended March 31, 2021. Our sale of digital currencies of $80,430,113, sale of miners of $3,497,654, payments on miner deposits of $105,077,053 and purchase of fixed assets of $28,914,917 were the main components of our investing cash flow for the six months ended March 31, 2022. Our sale of digital currencies of

$2,422,282, payments on miner deposits of $45,488,258, purchase of fixed assets of $9,058,011, investment in infrastructure development of $2,830,560, and acquisition of Solar Watt Solutions of $1,000,337 were the main components of our investing cash flow for the six months ended March 31, 2021.

Financing Activities

Cash flows generated from financing activities during the six months ended March 31, 2022 amounted to $68,100,740, when compared to $221,743,901 for the six months ended March 31, 2021. Our cash flows from financing activities for the six months ended March 31, 2022 consisted primarily of proceeds from underwritten offering of $67,988,993. Our cash flows from financing activities for the six months ended March 31, 2021 consisted primarily of proceeds from underwritten offering of $224,262,818, exercise of options and warrants of $3,346,559, and offset by payments on promissory notes of $5,865,476.

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

There have been no material changes to our critical accounting policies and estimates as compared to those disclosed in our Form 10-K. For a description of our critical accounting policies and estimates, see Part I, Item 1, Note 2, "Summary of Significant Accounting Policies" in our notes to the consolidated financial statements in this Quarterly Report.

Recent Accounting Pronouncements

Please refer to Note 2 in our unaudited condensed consolidated financial statements contained elsewhere in this Quarterly Report on Form 10-Q for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of the date of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to several market risks in its normal business activities. The types of market risks the Company is exposed to are the market price of bitcoin, banking, costs of mining, and liquidity risk. We do not believe that inflation has had a material effect on our business, financial condition or results of operations. Because our assets are primarily short-term and liquid in nature, they are generally not significantly impacted by inflation. The rate of inflation does, however, affect our expenses, including employee compensation, communications and information processing and office leasing costs, which may not be readily recoverable from our customers. To the extent inflation results in rising interest rates and has adverse impacts upon securities markets, it may adversely affect our results of operations and financial condition.

We continue to monitor rising inflationary pressures, including rising freight and import costs, in an attempt to minimize its effect through pricing strategies and cost reductions. If our costs become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition, and operating results.

Market Price Risk of Bitcoin. We acquire bitcoin from our daily operations of mining and, as of March 31, 2022, we held approximately 431.67 bitcoins. The carrying value of our bitcoins as of March 31, 2022 was $17,045,640 on our Consolidated Balance Sheet. We account for our bitcoin as indefinite-lived intangible assets, which are subject to impairment losses if the fair value of our bitcoin decreases below their carrying value at any time since their acquisition. Impairment losses cannot be recovered for any subsequent increase in fair value. For example, the market price of one bitcoin in our principal market ranged from $35,079 - $68,205 during the six months ended March 31, 2022, but the carrying value of each bitcoin we held at the end of the reporting period reflects the lowest price of one bitcoin quoted on the active exchange at any time since its acquisition. Therefore, negative swings in the market price of bitcoin could have a material impact on our earnings and on the carrying value of our digital assets.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2022, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting described below.

Material Weaknesses and Remediation Plan

We identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management assessment: (1) The Company did not adequately implement or properly maintain controls over its financial close and reporting process and its process over the recording of energy and other services revenue and (2) the Company did not adequately design and maintain effective general information technology controls over third-party information systems and applications that are relevant to the preparation of the Company’s financial statements. Specifically:

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

Management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively. To date, the remediation actions include the following:

•
appointment of additional qualified staff;
•
implementation of additional monitoring of controls to improve documentation of internal control procedures;
•
expanding the management and governance over IT system controls; and
•
implementation of enhanced process controls around internal user access management including provisioning, removal, and periodic review.

While these actions and planned actions are subject to ongoing management evaluation and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period, we are committed to continuous improvement and will continue to diligently review our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

Other than remediation actions related to the material weaknesses in our internal controls described above, there has been no change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are from time to time subject to various claims, lawsuits, and other legal and administrative proceedings arising in the ordinary course of business. See Note 12 - Commitments and Contingencies to our consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

3.1	First Amended and Restated Articles of Incorporation of CleanSpark, Inc., dated September 17, 2021	8-K	001-39187	3.1	9/17/2021
3.2	First Amended and Restated Bylaws of CleanSpark, Inc., dated September 17, 2021	8-K	001-39187	3.2	9/17/2021
4.1	Form of Senior Secured Redeemable Convertible Debenture, dated December 31, 2018 issued to the Investor	8-K	000-53498	4.1	12/31/2018
4.2	Form of Common Stock Purchase Warrant, dated December 31, 2018, issued to the Investor	8-K	000-53498	4.2	12/31/2018
4.3	Form of Senior Secured Redeemable Convertible Promissory Note, dated April 17, 2019, issued to the Investor	8-K	000-53498	4.1	4/18/2019
4.4	Form of Common Stock Purchase Warrant, dated December 31, 2018, issued to the Investor	8-K	000-53498	4,2	4/18/2019
10.1	Master Equipment Financing Agreement by and between CleanSpark, Inc. and Trinity Capital Inc. dated as of April 22, 2022	8-K	001-39187	10.1	4/26/2022
10.2	Form of Equipment Financing Schedule by and between CleanSpark, Inc. and Trinity Capital Inc.	8-K	001-39187	10.2	4/26/2022
10.3	Hosting Agreement by and between CleanSpark, Inc. and Lancium LLC, dated as of March 29, 2022					*, +
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350					**

101 INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101 SCH	Inline XBRL Taxonomy Extension Schema Document
101 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101 LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith.
**	Furnished herewith.
+

Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The Company will provide an unredacted copy of this agreement, on a supplemental basis, to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2022	By: /s/ Zachary K. Bradford Zachary K. Bradford Title: Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2022	By: /s/Gary A. Vecchiarelli Gary A. Vecchiarelli Title: Chief Financial Officer (Principal Financial and Accounting Officer)

2