Form 10-Q
period 2022-06-30
CLEANSPARK, INC.
filed 2022-08-10
CIK 827876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2022

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 47,095,835 shares as of August 8, 2022.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to statements regarding our future results of operations and financial position, future hash rate capacity, industry and business trends, equity compensation, business strategy, plans, market growth and our objectives for future operations.

The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to: the success of our digital currency mining activities; the volatile and unpredictable cycles in the emerging and evolving industries in which we operate, increasing difficulty rates for bitcoin mining; bitcoin halving; new or additional governmental regulation; the anticipated delivery dates of new miners; the ability to successfully deploy new miners; the dependency on utility rate structures and government incentive programs; the successful deployment of energy solutions for residential and commercial applications; the expectations of future revenue growth may not be realized; ongoing demand for the Company's software products and related services; the impact of global pandemics (including COVID-19) on logistics and shipping and the demand for our products and services; and other risks described in the Company's prior press releases and in its filings with the Securities and Exchange Commission (SEC), including under the heading "Risk Factors" in the Company's Annual Report on Form 10-K and any subsequent filings with the SEC. The forward-looking statements in this Quarterly Report on Form 10-Q are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

This report on Form 10-Q for the quarter ended June 30, 2022, should be read in conjunction with the Company's annual report on Form 10-K for the year ended September 30, 2021, filed with the Securities and Exchange Commission (“SEC”) on December 14, 2021.

The accompanying consolidated financial statements and footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2022 are not necessarily indicative of the results that can be expected for the full year.

CLEANSPARK, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2022 (Unaudited)	September 30, 2021
ASSETS
Current assets
Cash and cash equivalents, including restricted cash	$2,661,682	$18,040,327
Accounts receivable, net	102,781	307,067
Inventory	—	79,811
Prepaid expense and other current assets	3,734,586	2,137,803
Digital currency	10,538,120	23,603,210
Derivative investment asset	2,761,780	4,905,656
Investment in equity security	250,000	260,772
Investment in debt security, AFS, at fair value	569,996	494,608
Current assets held for sale	8,829,728	7,897,067
Total current assets	$29,448,673	$57,726,321

Property and equipment, net	$322,185,923	$137,477,735
Operating lease right of use asset	1,285,146	1,488,240
Intangible assets, net	6,807,130	9,913,441
Deposits on mining equipment	31,856,635	87,959,910
Other long-term asset	6,587,274	875,536
Goodwill	12,048,419	12,048,419
Long-term assets held for sale	839,624	9,983,519
Total assets	$411,058,824	$317,473,121

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$12,995,578	$6,982,517
Operating lease liability	323,951	256,195
Finance lease liability	274,222	403,410
Acquisition liability	—	300,000
Contingent consideration	—	820,802
Loans payable	5,359,904	—
Dividends payable	20,828	—
Current liabilities held for sale	1,011,811	1,300,098
Total current liabilities	$19,986,294	$10,063,022
Long-term liabilities
Operating lease liability, net of current portion	977,517	1,235,325
Finance lease liability, net of current portion	249,706	422,679
Loans payable, net of current portion	12,978,512	—
Long-term liabilities held for sale	—	35,629
Total liabilities	$34,192,029	$11,756,655

Stockholders' equity
Common stock; $0.001 par value; 100,000,000 shares authorized; 41,300,241 and 37,395,945 shares issued and outstanding as of June 30, 2022 and September 30, 2021, respectively	41,299	37,394
Preferred stock; $0.001 par value; 10,000,000 shares authorized; Series A shares; 2,000,000 authorized; 1,750,000 and 1,750,000 issued and outstanding as of June 30, 2022 and September 30, 2021, respectively	1,750	1,750
Additional paid-in capital	530,506,510	444,074,832

Accumulated other comprehensive income (loss)	69,996	(5,392)
Accumulated deficit	(153,752,760)	(138,392,118)
Total stockholders' equity	376,866,795	305,716,466

Total liabilities and stockholders' equity	$411,058,824	$317,473,121

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEANSPARK, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the three months ended		For the nine months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Revenues, net
Digital currency mining revenue, net	$30,941,726	$8,649,440	$104,882,043	$16,098,643
Other services revenue	86,055	402,628	469,518	1,209,616
Total revenues, net	31,027,781	9,052,068	105,351,561	17,308,259

Costs and expenses
Cost of revenues (exclusive of depreciation and amortization shown below)	10,341,026	1,147,281	24,607,950	2,161,937
Professional fees	1,432,747	1,939,907	5,588,980	5,835,434
Payroll expenses	7,617,576	10,959,362	24,209,787	15,418,166
General and administrative expenses	2,113,414	1,194,340	6,708,440	2,938,543
(Gain) on disposal of assets	—	—	(642,691)	—
Other impairment expense (related to Digital Currency)	4,418,714	3,720,481	11,452,405	3,720,481
Realized (gain) loss on sale of digital currency	5,234,482	(36,438)	(2,026,427)	(672,065)
Depreciation and amortization	14,811,291	2,107,449	32,659,747	3,553,945
Total costs and expenses	45,969,250	21,032,382	102,558,191	32,956,441

Income (loss) from operations	(14,941,469)	(11,980,314)	2,793,370	(15,648,182)

Other income (expense)
Other income	—	1,414	308,038	542,235
Change in fair value of contingent consideration	—	—	345,791	—
Realized gain on sale of equity security	—	105,908	665	105,908
Unrealized gain (loss) on equity security	—	(170,586)	(1,847)	98,914
Unrealized gain (loss) on derivative security	(1,032,579)	(2,060,774)	(2,143,876)	5,319,361
Interest income	52,355	48,242	137,608	150,705
Interest expense	(314,383)	(18,885)	(374,959)	(46,299)
Total other income (expense)	(1,294,607)	(2,094,681)	(1,728,580)	6,170,824

Income (loss) before income tax (expense) or benefit	(16,236,076)	(14,074,995)	1,064,790	(9,477,358)
Income tax expense	—	—	—	—
Income (loss) from continuing operations	$(16,236,076)	$(14,074,995)	$1,064,790	$(9,477,358)

Discontinued operations
Loss from discontinued operations	$(13,104,147)	$(2,602,132)	$(16,089,993)	$(6,967,261)
Income tax (expense) or benefit	—	—	—	—
Loss on discontinued operations	$(13,104,147)	$(2,602,132)	$(16,089,993)	$(6,967,261)

Net loss	$(29,340,223)	$(16,677,127)	$(15,025,203)	$(16,444,619)

Preferred stock dividends	—	—	335,439	177,505

Net loss attributable to common shareholders	$(29,340,223)	$(16,677,127)	$(15,360,642)	$(16,622,124)

Other comprehensive income	28,796	—	75,388	—

Total comprehensive loss attributable to common shareholders	$(29,311,427)	$(16,677,127)	$(15,285,254)	$(16,622,124)

Income (loss) from continuing operations per common share - basic	$(0.39)	$(0.41)	$0.02	$(0.35)

Weighted average common shares outstanding - basic	41,277,090	34,014,221	41,010,826	27,355,111

Income (loss) from continuing operations per common share - diluted	$(0.39)	(0.41)	$0.02	(0.35)

Weighted average common shares outstanding - diluted	41,277,090	34,014,221	41,092,028	27,355,111

Loss on discontinued operations per common share - basic	$(0.32)	$(0.08)	$(0.39)	$(0.25)

Weighted average common shares outstanding - basic	41,277,090	34,014,221	41,010,826	27,355,111

Loss on discontinued operations per common share - diluted	$(0.32)	$(0.08)	$(0.39)	$(0.25)

Weighted average common shares outstanding - diluted	41,277,090	34,014,221	41,092,028	27,355,111

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEANSPARK, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Balance, September 30, 2021	1,750,000	$1,750	37,395,945	$37,394	$444,074,832	$(5,392)	$(138,392,118)	$305,716,466
Options and restricted stock units issued for services	—	-	-	-	5,749,107	-	-	5,749,107
Shares issued for settlement of contingent consideration related to business acquisition	—	-	8,404	8	150,003	-	-	150,011
Exercise of options and warrants	—	-	52,061	52	281,564	-	-	281,616
Shares issued under equity offering, net of offering costs	—	-	4,017,652	4,021	67,984,972	-	-	67,988,993
Preferred stock dividends accrued	—	-	-	-	-	-	(314,611)	(314,611)
Net income	—	-	-	-	-	-	14,485,755	14,485,755
Other comprehensive income	—	-	-	-	-	18,113	-	18,113
Balance, December 31, 2021	1,750,000	$1,750	41,474,062	$41,475	$518,240,478	$12,721	$(124,220,974)	$394,075,450
Options, restricted stock units and shares issued for services	—	-	1,874	2	6,553,982	-	-	6,553,984
Shares returned for settlement of contingent consideration and holdbacks related to business acquisition	—	-	(232,518)	(233)	233	-	-	-
Exercise of options and warrants	—	-	47,169	47	451,507	-	-	451,554
Preferred stock dividends accrued	—	-	-	-	-	-	(20,828)	(20,828)
Net loss	—	-	-	-	-	-	(170,735)	(170,735)
Other comprehensive income	—	-	-	-	-	28,479	-	28,479

Balance, March 31, 2022	1,750,000	$1,750	41,290,587	$41,291	$525,246,200	$41,200	$(124,412,537)	$400,917,904
Options, restricted stock units and shares issued for services	—	-	3,364	3	5,212,776	-	-	5,212,779
Exercise of options	—	-	6,290	5	47,534	-	-	47,539
Net loss	—	-	-	-	-	-	(29,340,223)	(29,340,223)
Other comprehensive income	—	-	-	-	-	28,796	-	28,796
Balance, June 30, 2022	1,750,000	$1,750	41,300,241	$41,299	$530,506,510	$69,996	$(153,752,760)	$376,866,795

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Balance, September 30, 2020	1,750,000	$1,750	17,390,979	$17,391	$132,809,830	$-	$(116,402,606)	$16,426,365
Shares issued for services	—	-	501,437	501	3,011,133	-	-	3,011,634
Options and warrants issued for services	—	-	-	-	1,339,009	-	-	1,339,009
Shares issued for business acquisition	—	-	1,618,285	1,618	21,181,733	-	-	21,183,351
Exercise of options and warrants	—	-	115,385	116	192,540	-	-	192,656
Shares issued under underwritten offering, net of offering costs	—	-	4,444,445	4,445	37,045,160	-	-	37,049,605
Net loss	—	-	-	-	-	-	(7,167,530)	(7,167,530)
Balance, December 31, 2020	1,750,000	$1,750	24,070,531	$24,071	$195,579,405	$-	$(123,570,136)	$72,035,090
Shares issued for services	—	-	19,429	19	71,478	-	-	71,497
Options and warrants issued for services	—	-	-	-	777,517	-	-	777,517
Shares issued for business acquisition	—	-	477,703	478	13,246,226	-	-	13,246,704
Exercise of options and warrants	—	-	223,650	223	3,153,680	-	-	3,153,903
Shares issued under underwritten offering, net of offering costs	—	-	9,090,910	9,091	187,204,122	-	-	187,213,213
Shares returned in relation to business acquisition	—	-	(8,072)	(8)	8	-	-	-

Preferred stock dividends accrued	—	-	-	-	-	-	(177,505)	(177,505)
Net income	—	-	-	-	-	-	7,400,040	7,400,040
Balance, March 31, 2021	1,750,000	$1,750	33,874,151	$33,874	$400,032,436	$-	$(116,347,601)	$283,720,459
Shares issued for services	—	-	112,486	112	2,712,813	-	-	2,712,925
Options and warrants issued for services	—	-	-	-	686,447	-	-	686,447
Exercise of options and warrants	—	-	48,310	48	384,955	-	-	385,003
Shares issued under underwritten offering, net of offering costs	—	-	731,190	730	11,859,836	-	-	11,860,566
Shares returned in relation to business acquisition	—	-	(68,194)	(68)	(892,591)	-	-	(892,659)
Net loss	—	-	-	-	-	-	(16,677,127)	(16,677,127)
Balance, June 30, 2021	1,750,000	$1,750	34,697,943	$34,696	$414,783,896	$-	$(133,024,728)	$281,795,614

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEANSPARK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)

	Nine Months Ended
	June 30, 2022	June 30, 2021
Cash Flows from Operating Activities
Net loss	$(15,025,203)	$(16,444,619)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Unrealized (gain) loss on equity security	1,847	(98,914)
Realized gain on sale of equity security	(665)	(105,908)
Impairment of digital currency	11,452,405	3,720,481
Realized gain on sale of digital currency	(2,026,427)	(672,065)
Digital currency issued for services	450,948	162,038
Impairment of goodwill	7,000,779	—
Impairment of fixed assets	31,833	—
Impairment of intangibles	1,402,016	—
Impairment related to working capital	2,144,284	—
Unrealized (gain) loss on derivative asset	2,143,876	(5,319,361)
Gain on fair value of contingent consideration	(345,791)	—
Non-cash lease expense	203,094	271,715
Stock based compensation	17,515,870	8,599,029
Depreciation and amortization	34,942,187	6,883,020
Provision for bad debts	218,600	234,112
Amortization of debt discount	14,612	—
PPP loan forgiveness	—	(531,169)
Gain on write-off and disposal of assets	(642,691)	—
Income from in-kind receipts of miners	(308,038)	—
Changes in operating assets and liabilities
Mining of digital currency	(104,882,043)	(16,098,643)
Proceeds from sale of digital currencies	108,070,207	2,499,757
Decrease in operating lease liabilities	(190,052)	(272,123)
Decrease in contract assets, net	—	4,103
Increase (decrease) in contract liabilities, net	(162,457)	532,675
Increase in accounts payable and accrued liabilities	2,997,027	3,699,298
(Increase) in prepaid expenses and other current assets	(11,545,789)	(2,914,993)
(Increase) in accounts receivables	(1,812,892)	(1,298,308)
Decrease (Increase) in Inventory	831,752	(3,978,257)
Net cash provided by (used in) operating activities	$52,479,289	$(21,128,132)
Cash Flows from investing
Payments on miner deposits	$(124,272,481)	$(125,855,501)
Purchase of fixed assets	(32,104,835)	(60,536,521)
Settlement of holdbacks related to contingent consideration	(625,000)	—
Investment in infrastructure development	—	(6,431,664)
Proceeds from sale of miners	3,497,654	—
Proceeds from the sale of equity securities	9,590	182,044
Acquisition of Solar Watt Solutions, net of cash received	—	(1,000,337)
Acquisition of ATL Data Center, net of cash received	—	45,783
Net cash used in investing activities	$(153,495,072)	$(193,596,196)
Cash Flows from Financing Activities
Payments on promissory notes	$—	$(5,865,476)
Payments on preferred dividends	(314,611)	—
Payments on finance leases	(448,291)	(181,475)
Payments on equipment backed loan	(974,572)	—

Proceeds from equipment backed loan	18,704,416	—
Proceeds from exercise of options and warrants	681,203	3,731,563
Proceeds from equity offerings, net	67,988,993	236,123,384
Net cash provided by financing activities	$85,637,138	$233,807,996

Net increase (decrease) in cash and cash equivalents and restricted cash	$(15,378,645)	$19,083,668

Cash and cash equivalents and restricted cash, beginning of period	$18,040,327	$3,126,202

Cash and cash equivalents and restricted cash, end of period	$2,661,682	$22,209,870
Supplemental disclosure of cash flow information
Cash paid for interest	$353,098	$51,463
Cash paid for tax	$—	$—
Non-cash investing and financing transactions
Day one recognition of right of use asset and liability	$—	$554,979
Right of use asset and liability written off due to lease termination	$—	$603,700
Shares and options issued for business acquisition	$—	$33,537,396
Cashless exercise of options and warrants	$17	$74
Receivables from exercise of options	$99,506	$—
Final payment withheld from equipment backed loan	$643,960	$—
Shares issued for settlement of seller agreements related to acquisition	$150,011	$—
Shares returned as part of settlement of seller agreements related to acquisition	$233	$—
Preferred shares dividends accrued	$335,439	$177,505
Unrealized gain on investment in available-for-sale debt security	$75,388	$—

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

CleanSpark, Inc. is a sustainable bitcoin mining company. The Company, through itself and its wholly owned subsidiaries, has operated in the digital currency mining sector since December 2020.

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

The Company provides energy solutions through our wholly owned subsidiaries CleanSpark, LLC, CleanSpark Critical Power Systems, Inc., GridFabric, LLC, and Solar Watt Solutions, Inc. These solutions consist of engineering, design and software solutions, custom hardware solutions, Open Automated Demand response (“OpenADR”), solar, energy storage for microgrid and distributed energy systems to military, commercial and residential customers in Southern California and throughout the world. The Company’s solutions are supported by a proprietary suite of software solutions that include microgrid energy modeling, energy market communications and energy management solutions. As of June 30, 2022, the Company deemed its energy operation to be discontinued operations due to its strategic shift to strictly focus on its bitcoin mining operations and divest of its energy assets.

2.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent annual report on Form 10-K for the year ended September 30, 2021, filed with the SEC on December 14, 2021 (“Form 10-K”). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented in this quarterly report on Form 10-Q have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted.

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

As of June 30, 2022, the Company deemed its energy operations to be discontinued operation due to its strategic shift to strictly focus on its bitcoin mining operations and divest of its energy assets. The disposal groups related to the energy operations are part of the following entities: CleanSpark, LLC, CleanSpark Critical Power Systems Inc., GridFabric, LLC, and Solar Watt Solutions, Inc.

Liquidity

As shown in the accompanying unaudited consolidated financial statements, the Company generated a net income (loss) from continuing operations of $(16,236,076) and $1,064,790 respectively during the three months and nine months ended June 30, 2022. While the Company has experienced negative cash flows from investing activities due to its continued investments in capital expenditures in support of its bitcoin mining operations, it has generated positive cash flows from operating and financing activities. The Company has sufficient working capital to support its ongoing operations for the next twelve months. In addition, the Company has access to equity financing through its At-the-Market offering facility and debt financing through the lending arrangement the Company entered into in April 2022 (see Note 15 and Note 16). As of June 30, 2022, the Company had working capital of $9,462,379.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates include estimates used to review the Company’s goodwill and digital currency impairment, intangible assets acquired, impairments and estimations of long-lived assets, revenue recognition from digital currency mining, valuation of derivative assets and liabilities, available-for-sale investments, allowances for uncollectible accounts, valuation of digital currencies, valuation of contingent consideration, warranty, and the valuations of share based awards. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions including, but not limited to, the ultimate impact that the ongoing COVID-19 pandemic may have on the Company’s operations.

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

	June 30, 2022	September 30, 2021
Cash and cash equivalents, excluding restricted cash	$2,661,682	$14,571,198
Restricted cash - construction escrow account	—	3,469,129
Cash and cash equivalents, including restricted cash	$2,661,682	$18,040,327

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

Accounts receivable, net consists of the following:

	June 30, 2022	September 30, 2021
Accounts Receivable, gross	$320,133	$307,067
Other receivables	1,248	—
Provision for doubtful allowances	(218,600)	—
Total Accounts Receivable, net	$102,781	$307,067

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

Other current assets are assets that consist of supplies, deposits and interest receivable. Deposits and interest we expect to receive within one year are shown as short-term. Those we expect to receive outside of one year are shown as other long-term assets.

Concentration Risk

At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of FDIC limits. The cash balance, in excess of the FDIC limits was $2,194,328 and $17,790,327 as of June 30, 2022 and September 30, 2021, respectively. The accounts offered by custodians of the Company’s bitcoin are not insured by the FDIC. The fair market value of bitcoin held in accounts not covered by FDIC limits was $10,538,120 and $23,603,210 as of June 30, 2022 and September 30, 2021, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in these accounts.

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

Earnings (loss) per share

The Company reports earnings (loss) per share in accordance with FASB ASC 260-10 “Earnings Per Share,” which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. As of June 30, 2022, 846,537 units of common stock equivalents that consist of options, warrants and restricted stock units were excluded from the calculation of the diluted (loss) per share calculation for the three months ended June 30, 2022 as their effect is anti-dilutive. Provided below is the income (loss) per share calculation for the three and nine months ended June 30, 2022 and 2021:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2022	2021	2022	2021
Continuing Operations
Numerator
Income (loss) from continuing operations	$(16,236,076)	$(14,074,995)	$1,064,790	$(9,477,358)
Preferred stock dividends	—	—	335,439	177,505
Income (loss) from continuing operations attributable to common shareholders	(16,236,076)	(14,074,995)	729,351	(9,654,863)

Denominator
Weighted- average common shares outstanding, basic	41,277,090	34,014,221	41,010,826	27,355,111
Dilutive impact of stock options and other share-based awards	—	—	81,202	—
Weighted- average common shares outstanding, diluted	41,277,090	34,014,221	41,092,028	27,355,111
Income (loss) from continuing operations per common share attributable to common shareholders
Basic	$(0.39)	$(0.41)	$0.02	$(0.35)
Diluted	$(0.39)	$(0.41)	$0.02	$(0.35)

Discontinued Operations
Numerator
Loss on discontinued operations	(13,104,147)	(2,602,132)	(16,089,993)	(6,967,261)
Denominator
Weighted- average common shares outstanding, basic	41,277,090	34,014,221	41,010,826	27,355,111
Dilutive impact of stock options and other share-based awards	—	—	81,202	—
Weighted- average common shares outstanding, diluted	41,277,090	34,014,221	41,092,028	27,355,111
Loss on discontinued operations per common share attributable to common shareholders
Basic	$(0.32)	$(0.08)	$(0.39)	$(0.25)
Diluted	$(0.32)	$(0.08)	$(0.39)	$(0.25)

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

Depreciation is calculated on a straight-line basis over the estimated useful life of the asset as follows:

Useful Life (years)
Building	30
Land improvements	15
Machinery and equipment	1-10
Office equipment	3-7
Miners	3-5
Mining equipment	3-15
Leasehold improvements	Shorter of estimated lease term or 15 years
Infrastructure asset	Shorter of estimated lease term or 5 years
Furniture and fixtures	1-5

In accordance with the FASB ASC 360-10, "Property, Plant and Equipment” the carrying value of property and equipment, and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value. During the three and nine months ended June 30, 2022 and June 30, 2021 the Company did not record an impairment expense.

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

The following table presents the activities of the digital currencies for the nine months ended June 30, 2022:

Amount
Balance as on September 30, 2021	$23,603,210
Addition of digital currencies	104,882,043
Sale of digital currencies	(108,070,207)
Digital currencies issued for services	(450,948)
Realized gain on sale of digital currencies, including services	2,026,427
Impairment loss	(11,452,405)
Balance as on June 30, 2022	$10,538,120

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

The carrying value of cash, accounts payable, accrued expenses and short-term portion of loan payable approximate their fair values because of the short-term nature of these instruments. The carrying amount of the Company's long-term portion of loan payable is also stated at fair value since the stated rate of interest approximates market rates. Management believes the Company is not exposed to significant interest or credit risks arising from these financial instruments.

The following table presents the Company’s financial instruments that are measured and recorded at fair value on the Company’s balance sheets on a recurring basis, and their level within the fair value hierarchy as of June 30, 2022 and September 30, 2021:

June 30, 2022
	Amount	Level 1	Level 2	Level 3
Derivative asset	$2,761,780	$-	$-	$2,761,780
Investment in debt security	569,996	-	-	569,996
Total	$3,331,776	$-	$-	$3,331,776

September 30, 2021
	Amount	Level 1	Level 2	Level 3
Derivative asset	$4,905,656	$-	$-	$4,905,656
Investment in equity security	10,772	10,772	-	-
Investment in debt security	494,608	-	-	494,608
Contingent cash consideration	-	-	-	-
Total	$5,411,036	$10,772	$-	$5,400,264

There were no transfers between Level 1, 2 or 3 during the three and nine months ended June 30, 2022 and 2021.

The activities of the financial instruments that are measured and recorded at fair value on the Company's balance sheets on a recurring basis during the nine months ended June 30, 2022 is included in Note 4 - Investments.

Income taxes

The Company’s calculation of its tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions. The Company recognizes tax liabilities for uncertain tax positions based on management’s estimate of whether it is more likely than not that additional taxes will be required. The Company had no uncertain tax positions as of June 30, 2022 and September 30, 2021.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operation in the provision for income taxes. As of June 30, 2022 and September 30, 2021, the Company had no accrued interest or penalties related to uncertain tax positions.

Income tax expense/(benefit) from operations for the three and nine months ended June 30, 2022 and 2021 was $0 in each period, which resulted primarily from maintaining a full valuation allowance against the Company's deferred tax assets.

Segment Reporting

The Company determines its operating segments based on how the Chief Operating Decision Maker ("CODM") views and evaluates operations, performance and allocates resources. As of June 30, 2022, the Company only has the bitcoin mining business as its operating segment due to its determination to consider the energy business as discontinued operation based on its decision to make a strategic shift to focus on the digital currency mining business and divest of its energy assets.

Discontinued Operations

The Company deems it appropriate to classify a business as a discontinued operation if the related disposal group meets all the following criteria: 1) The disposal group is a component of the Company; 2) The component meets the held-for-sale criteria; and 3) The disposal of the component represents a strategic shift that has a major effect on the Company's operations and financial results. As of June 30, 2022, the Company deemed its energy operations to be discontinued operation due to its strategic shift to strictly focus on its bitcoin mining operations and divest of its energy assets.

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

In August 2020, the FASB issued ASU 2020-06, “Debt - Debt with Conversion and Other Options (subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (subtopic 815-40),” which reduces the number of accounting models in ASC 470-20 that require separate accounting for embedded conversion features. As a result, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost as long as no other features require bifurcation and recognition as derivatives. By removing those separation models, the effective interest rate of convertible debt instruments will be closer to the coupon interest rate. Further, the diluted net income per share calculation for convertible instruments will require the Company to use the if-converted method. The treasury stock method should no longer be used to calculate diluted net income per share for convertible instruments. The amendment will be effective for the Company for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. We expect the adoption of ASU 2020-06 to not have a material impact on the Company’s financial statements or disclosures.

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

On June 14, 2022, of the 156,406 shares held in escrow, 59,480 shares were released to selling members of ATL and 13,509 shares were returned to the Company and canceled due to satisfy nonsatisfaction of certain indemnification matters.

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

Pro forma of Consolidated Financial Statements (Unaudited)

The following is the unaudited pro forma information assuming the acquisition of ATL and SWS occurred on October 1, 2020:

For the nine months ended
June 30, 2021
Net sales from continuing operations	$18,638,887
Income from continuing operations	$(9,266,397)
Income from continuing operations per common share - basic	$(0.34)
Weighted average common shares outstanding – basic	27,355,111
Income from continuing operations per common share - diluted	$(0.34)
Weighted average common shares outstanding – diluted	27,355,111
Net sales from discontinued operations	$6,244,406
Loss on discontinued operations	$(7,784,411)
Loss on discontinued operations per common share - basic	$(0.28)
Weighted average common shares outstanding – basic	27,355,111
Loss on discontinued operations per common share - diluted	$(0.28)
Weighted average common shares outstanding – diluted	27,355,111

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

4.
INVESTMENTS

As of June 30, 2022 and September 30, 2021, the Company had total investments of $3,581,776 and $5,661,036, respectively that comprise of the following:

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

Pursuant to the terms of the SPA with ILAL, the Company purchased 1,000 shares of Series B Preferred Stock of ILAL (the “Preferred Stock”) for an aggregate purchase price of $500,000 (the “Stock Transaction”), less certain expenses and fees. The Series B Preferred Stock accrue cumulative in-kind accruals at a rate of 12% per annum and were redeemable on August 6, 2020. The Preferred Stock can be converted into common stock at a variable rate (refer the discussion on embedded derivative assets below). This variable conversion ratio will increase by 10% with the occurrence of certain events. Since the investments were not redeemed on August 6, 2020, they are now redeemable at the Company`s option in cash or into common stock, based on the conversion ratio. The Preferred Stock is recorded as an AFS debt security and is reported at its estimated fair value as of June 30, 2022. Any change in the fair values of AFS debt securities are reported net of income tax as an element of Other Comprehensive income.

The Company accrued interest on our available-for-sale debt securities totaling $536,356 and $399,863 as of June 30, 2022 and September 30, 2021, respectively, presented as prepaid expense and other current assets on the Consolidated Balance Sheets. The fair value of investment in Debt Securities is $569,996 and $494,608 as of June 30, 2022 and September 30, 2021, respectively. The Company has included gain on change in fair value of preferred stock amounting to $28,796 and $75,388 respectively for the three month and nine month periods ended June 30, 2022, and $0 and $0 respectively for the three month and nine month periods ended June 30, 2021, as part of other comprehensive income in the Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company has deemed this variable conversion feature of ILAL preferred stock as an embedded derivative instrument in accordance with ASC Topic No. 815. This topic requires the Company to account for the conversion feature on its balance sheet at fair value and account for changes in fair value as a derivative gain or loss. Unrealized gain or loss on fair valuation of this embedded feature is recognized as income in the Consolidated Statements of Operations and Comprehensive Loss.

Total fair value of investment in derivative assets as of June 30, 2022 and September 30, 2021, respectively was $2,761,780 and $4,905,656. The Company fair values the debt security as a straight debt instrument based on liquidation value and accrued interest to date. The fair value of the derivative asset is based on the difference in the fair value of the debt security determined as a straight debt instrument and the fair value of the debt security if converted as of the reporting date. The Company recorded an unrealized loss on derivative assets for $1,032,579 and $2,143,876 respectively for the three and nine month periods ended June 30, 2022, compared to an unrealized gain (loss) on derivative assets for ($2,060,774) and $5,319,361 for the three and nine month periods ended June 30, 2021.

The following table sets forth a reconciliation of carrying value of all investments as of June 30, 2022:

	ILAL Debt Securities	ILAL Derivative Asset	ILAL Equity Securities	Law Clerk Equity Securities
Balance as of September 30, 2021	$494,608	$4,905,656	$10,772	$250,000
Shares sold during the year	—	—	(9,590)	—
Realized gain on fair value recognized in other income (expense)	—	—	665	—
Unrealized loss recognized in other income (expense)	—	(2,143,876)	(1,847)	—
Unrealized gain on fair value recognized in Other comprehensive income	75,388	—	—	—
Balance as of June 30, 2022	$569,996	$2,761,780	$—	$250,000

5.
INTANGIBLE ASSETS

Intangible assets consist of the following as of June 30, 2022 and September 30, 2021:

June 30, 2022
	Intangible assets	Accumulated amortization	Total
Patents	$74,112	$31,226	$42,886
Websites	23,115	10,198	12,917
Strategic Contract	9,799,970	3,048,643	6,751,327
Total	$9,897,197	$3,090,067	$6,807,130

September 30, 2021
	Intangible assets	Accumulated amortization	Total
Patents	$74,112	$28,329	$45,783
Websites	8,115	8,115	—
Customer list and non-compete agreement	6,432,024	4,787,238	1,644,786
Design assets	123,000	123,000	—
Engineering trade secrets	350,000	350,000	—
Strategic Contract	9,799,970	1,577,098	8,222,872
Total	$16,787,221	$6,873,780	$9,913,441

Amortization expense for the three and nine months ended June 30, 2022 was $492,097 and $1,474,627, respectively. Amortization expense for the three and nine months ended June 30, 2021 was $523,290 and $1,050,790, respectively.

The Company expects to record amortization expense of intangible assets over the next 5 years and thereafter as follows:

Year	June 30, 2022
2022 (three months remaining)	$492,214
2023	1,968,857
2024	1,968,857
2025	1,965,523
2026	386,759
Thereafter	24,920
$6,807,130

6.
PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	June 30, 2022	September 30, 2021
Mining equipment	$12,161,401	$2,817,074
Miners	313,410,536	120,330,769
Land Improvements	1,529,937	—
Office Equipment	206,101	—
Land and building	12,744,992	11,048,299
Machinery and equipment	231,609	63,978
Leasehold improvements	144,647	63,447
Furniture and fixtures	118,358	39,313
Infrastructure	12,338,191	81,868
Construction in progress	6,572,849	10,498,311
Less: accumulated depreciation	(37,272,698)	(7,465,324)
Property and equipment, net	$322,185,923	$137,477,735

Depreciation expense for the three months ended June 30, 2022 and 2021 was $14,319,194 and $1,584,159, respectively. Depreciation expense for the nine months ended June 30, 2022 and 2021 was $31,185,120 and $2,503,155, respectively. There were no disposals during the three months ended June 30, 2022. For the nine months ended June 30, 2022, $4,390,160 of property and equipment was disposed of for a gain of $642,691, which included $411,484 of property and equipment that was written-off resulting in a loss of $278,170. There were no disposals during the three and nine months ended June 30, 2021.

The Company placed-in service property and equipment of $218,441,023 during the nine months ended June 30, 2022. This increase in fixed assets primarily consisted of miners amounting to $214,680,416, which also includes miners received in-kind under miner purchase agreements valued at $308,038, mining equipment of $9,344,327, and infrastructure of $12,256,322.

Construction in progress: The Company is expanding its facilities in Georgia.

As of June 30, 2022, the Company has outstanding deposits totaling $31,856,635 for mining equipment. These deposits are in prepayments paid to premier suppliers and manufacturers to purchase mining ASICs and equipment. The prepayments will be applied to the purchase price when the vendor ships the miners.

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

The Company has operating leases which are office spaces and finance leases which are primarily related to equipment used at its data center.

The Company's lease costs recognized during the three and nine months ended June 30, 2022 and 2021 in the unaudited Consolidated Statements of Operations and Comprehensive Loss consist of the following:

	For the three months ended		For the nine months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Operating lease cost (1)	$83,236	$58,446	$249,711	$247,452
Finance lease cost:
Amortization of right-of-use assets	$94,815	$94,815	$284,445	$207,544
Interest on lease obligations	$8,837	$13,868	$30,349	$32,091

(1) Included in general and administrative expenses

Other lease information is as follows:

	For the nine months ended
	June 30, 2022	June 30, 2021
Cash paid for amounts included in measurement of lease obligations:
Operating cash flows from operating leases	$236,670	$287,336
Financing cash flows from finance leases	$448,291	$181,475

	June 30, 2022	September 30, 2021
Weighted-average remaining lease term - operating leases	4.3 years	5 years
Weighted-average remaining lease term - finance leases	1.53 years	3.2 years
Weighted-average discount rate - operating leases	4.50%	4.50%
Weighted-average discount rate - finance leases	5.50%	5.50%

The following is a schedule of the Company's lease liabilities by contractual maturity as of June 30, 2022:

Fiscal Year	Operating Leases	Finance Leases
2022 (three months remaining)	$80,235	$32,806
2023	324,949	321,887
2024	333,234	179,572
2025	341,767	21,728
2026	299,039	-
Thereafter	50,659	-
Gross lease liabilities	1,429,883	555,993
Less: imputed interest	(128,415)	(32,065)
Present value of lease liabilities	$1,301,468	$523,928
Less: Current portion of lease liabilities	(323,951)	(274,222)
Total lease liabilities, net of current portion	$977,517	$249,706

8. RELATED PARTY TRANSACTIONS

Zachary K. Bradford - Chief Executive Officer and Director

During the three and nine months ended June 30, 2022, the Company paid Blue Chip Accounting, LLC (“Blue Chip”) $0 and $47,075, respectively, for accounting, tax, administrative services and reimbursement for office supplies. During the three and nine months ended June 30, 2021, the Company paid Blue Chip Accounting, LLC (“Blue Chip”) $41,525 and $131,890, respectively, for accounting, tax, administrative services and reimbursement for office supplies. Blue Chip is 50% beneficially owned by Mr. Bradford. None of the services were associated with work performed by Mr. Bradford. The services consisted of preparing and filing tax returns, bookkeeping, accounting and administrative support assistance. During the three and nine months ended June 30, 2022, $0 and $4,575, respectively, was paid to Blue Chip for rent. During the three and nine months ended June 30, 2021, $4,575 and $13,725, respectively, was paid to Blue Chip for rent. The sublease and engagement for accounting services was terminated on December 31, 2021.

9.
STOCKHOLDERS’ EQUITY

Overview

The Company’s authorized capital stock consists of 100,000,000 shares of common stock and 10,000,000 shares of preferred stock, par value $0.001 per share. As of June 30, 2022, there were 41,300,241 shares of common stock issued and outstanding and 1,750,000 shares of preferred stock issued and outstanding. As of September 30, 2021, there were 37,395,945 shares of common stock issued and outstanding and 1,750,000 shares of preferred stock issued and outstanding.

Common Stock issuances during the nine months ended June 30, 2022

The Company issued 105,520 common shares in relation to exercise of options.

The Company issued 5,238 common shares valued at $60,048 as compensation for Director services.

The Company issued 8,404 common shares valued at $150,011 for settlement of contingent consideration related to business acquisition.

The Company issued 4,017,652 common shares in relation to equity raises through its At-the-Market offering facility, net of offering costs, for net proceeds of $67,988,993.

Common stock returned during the nine months ended June 30, 2022

The Company had 232,518 shares of common stock returned back to the Company as part of the settlement of contingent consideration and holdbacks related to business acquisition.

10.
STOCK WARRANTS

The following is a summary of stock warrant activity during the nine months ended June 30, 2022:

	Number of Warrant Shares	Weighted Average Exercise Price ($)
Balance, September 30, 2021	615,704	$30.72
Warrants granted	—	—
Warrants expired	(413,334)	39.38
Warrants canceled	—	—
Warrants exercised	—	—
Balance, June 30, 2022	202,370	$13.03

As of June 30, 2022, there are warrants exercisable to purchase 202,370 shares of common stock in the Company and there are no warrants that are unvested. As of June 30, 2022, the outstanding warrants have a weighted average remaining term of 0.87 years and an intrinsic value of $2,236.

During the three and nine months ended June 30, 2022, there were no exercise of warrants.

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

As of June 30, 2022, there were 450,854 shares available for issuance under the Plan.

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

The Company granted 64,000 non-qualified options pursuant to the Plan during the nine months ended June 30, 2022.

The Company recognized $17,515,870 and $8,599,029 respectively for the nine months ended June 30, 2022 and June 30, 2021 in stock-based compensation under the Plan.

STOCK OPTIONS

The following is a summary of stock option activity during the nine months ended June 30, 2022:

	Number of Option Shares	Weighted Average Exercise Price ($)
Balance, September 30, 2021	1,547,029	18.35
Options granted	197,750	15.27
Options expired	-	-
Options canceled/forfeited	(238,418)	15.40
Options exercised	(105,520)	7.43
Balance, June 30, 2022	1,400,841	19.28

As of June 30, 2022, there are options exercisable to purchase 666,043 shares of common stock in the Company and 734,798 unvested options outstanding that cannot be exercised until vesting conditions are met. As of June 30, 2022, the outstanding options have a weighted average remaining term of 1.48 years and no intrinsic value.

During the nine months ended June 30, 2022, a total of 105,520 shares of the Company’s common stock were issued in connection with the exercise of common stock options at exercise prices ranging from $4.65 to $15.10, for net proceeds of $780,709. For the nine months ended June 30, 2022, the Company also granted 197,750 options with a total fair value of $2,980,668 to purchase shares of common stock to employees.

The Black-Scholes model utilized the following inputs to value the options granted during the nine months ended June 30, 2022:

Fair value assumptions Options:	June 30, 2022
Risk free interest rate	0.10% - 2.93%
Expected term (years)	1.50 - 6.02
Expected volatility	140% - 533%
Expected dividends	0%

As of June 30, 2022, the Company expects to recognize $11,291,763 of stock-based compensation for the non-vested outstanding options over a weighted-average period of 1.84 years.

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

	Number of Shares	Weighted Average Fair Value Per Share	Aggregate Intrinsic Value
Outstanding at September 30, 2021	10,995	$11.59	$84,839
Granted	1,106,250	14.68	4,336,500
Vested	(133,094)	20.31	2,703,336
Forfeited	(40,759)	20.48	145,369
Outstanding at June 30, 2022	943,392	$13.75	$3,698,097

During the nine months ended June 30, 2022, the Company granted 1,106,250 RSUs, which comprised of 90,000 that are service period based, 146,250 that are performance condition based, and 870,000 that are market condition based awards. The market condition based RSUs consist of 60,000 units that are perpetual in nature, and therefore, are given a derived service period of 5 years. The remaining 810,000 RSUs have a stated service period of 1 year. The fair value of the market based RSUs are determined using the Monte Carlo simulation and is in the following range: $11.03 - $17.89 per unit. The risk free rate, volatility, expected term, and cost of equity of these market based RSUs are as follows: 0.14-1.26%, 111.37-172.18%, 1-5 years, and 20.00-21.00%.

As of June 30, 2022, the Company had $4,055,805 in unrecognized compensation costs related to RSU awards that it expects to recognize over a weighted average period of 0.52 years.

12.
COMMITMENTS AND CONTINGENCIES

Purchase of bitcoin mining equipment

The Company has cancellable purchase commitments totaling approximately $36,500,000 related to purchase of miners and approximately $16,700,000 related to purchase of mining operations related equipment and construction projects as of June 30, 2022, and the Company has paid approximately $39,000,000 towards these commitments as of the end of this period. As of June 30, 2022, the remaining commitment for future payments was approximately $14,200,000.

Future hosting agreements

On March 29, 2022, the Company entered into a Hosting Agreement (the "Lancium Agreement") with Lancium LLC (“Lancium”). Pursuant to the Lancium Agreement, Lancium has agreed to host, power and provide maintenance and other related services to the Company’s mining equipment to be placed at Lancium facilities. Pursuant to the Agreement, Lancium will provide 200 megawatts in support of Company’s mining equipment. In addition, for a period of two and a half years following the operations commencement date under the Agreement, the Company will have an option to increase the power capacity supplied to the Company up to 500 MW or 40% of the aggregate capacity of all facilities owned and operated by Lancium, whichever is lesser. As consideration for the Services, the Company shall pay Lancium a power charge fee based on kilowatt hours consumed by the Company’s equipment and a hosting fee based on power consumed, subject to service level adjustments and credits, if any.

The Agreement further provides that through December 31, 2023, Lancium, subject to certain limited exceptions, will not enter into any all-in fixed price agreements with other customers with the same or less power draw as the Company that contains more favorable terms for the fixed all-in price than those in the Lancium Agreement, unless the Company is provided with the same lower fixed price under the Lancium Agreement. The Agreement has an initial term of five years from the operations commencement date (unless terminated earlier in accordance with the terms of the Agreement), after which it will renew automatically for two-year periods unless either party provides notice of non-renewal at least ninety days prior to the expiration of the term or renewal term, as applicable. As of June 30, 2022, the Company did not have any contractual future payment obligations under the terms of the Agreement.

Contractual future payments

The following table sets forth certain information concerning our obligations to make contractual future payments towards our agreements as of June 30, 2022:

	2022	2023	2024	2025	2026	Thereafter	Total
Recorded contractual obligations:
Operating lease obligations	$80,235	$324,949	$333,234	$341,767	$299,039	$50,659	$1,429,883
Finance Lease obligations	32,806	321,887	179,572	21,728	-	-	555,993
Mining equipment	5,931,636	1,890,000	-	-	-	-	7,821,636
Mining operations related equipment	6,373,976	-	-	-	-	-	6,373,976
Total	$12,418,653	$2,536,836	$512,806	$363,495	$299,039	$50,659	$16,181,488

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

The Company filed its Motion to Dismiss on April 28, 2022. The Motion to Dismiss seeks dismissal of all claims asserted in the Amended Class Complaint with prejudice and without leave to amend on the grounds that Plaintiffs fail to state a claim upon which relief can be granted under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 promulgated thereunder. Plaintiffs filed their opposition on June 27, 2022. Defendants’ reply in further support of their Motion to Dismiss is due on August 11, 2022.

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

Solar Watt Solutions, Inc., v. Pathion, Inc.

On January 6, 2022, Solar Watt Solutions, Inc., (“SWS”) filed suit in the Superior Court of the State of California in the County of Santa Clara against Pathion, Inc., (“Pathion”) for breach of contract, conversion, unjust enrichment and negligent misrepresentation. Prior to its acquisition by the Company, SWS paid Pathion $418,606 for solar batteries and related equipment for delivery in August 2019, later amended to November 2019. Pathion never delivered any of the items purchased by SWS. Pathion’s breach resulted in SWS being unable to complete a separate contract and cost the end-user client over $15,000 per month in electricity costs. SWS is seeking an award of compensatory damages totaling over $500,000. Pathion filed an answer on or around February 16, 2022, generally denying the claims asserted by SWS. SWS served discovery on Pathion in May 2022; Pathion did not serve responses. Accordingly, SWS filed a Motion for Order Establishing Admissions and for Sanctions on July 25, 2022, and is awaiting a response.

13.
MAJOR CUSTOMERS AND VENDORS

For the three months ended June 30, 2022 and 2021, the digital currency mining business had the following customers that represented more than 10% of revenue. For these purposes customers are defined as the Company’s mining pool operators.

	Three Months Ended
	June 30, 2022	June 30, 2021
Mining Pool Operator A	100.00%	—
Mining Pool Operator B	0.00%	100.00%

For the nine months ended June 30, 2022 and 2021, the digital currency mining business had the following customers that represented more than 10% of revenue. For these purposes customers are defined as the Company’s mining pool operators.

	Nine Months Ended
	June 30, 2022	June 30, 2021
Vendor A	72.98%	30.03%
Vendor B	20.09%	—
Vendor C	—	37.44%
Vendor D	—	19.97%

For the three months ended June 30, 2022 and 2021, the Company had the following significant suppliers of mining equipment.

	Three Months Ended
	June 30, 2022	June 30, 2021
Vendor A	80.05%	49.98%
Vendor B	19.95%	0.00%
Vendor C	0.00%	50.02%

For the nine months ended June 30, 2022 and 2021, the Company had the following significant suppliers of mining equipment.

	Nine Months Ended
	June 30, 2022	June 30, 2021
Mining Pool Operator A	99.97%	—
Mining Pool Operator B	0.03%	100.00%

14.
DISCONTINUED OPERATIONS

The Company determined to make available for sale the asset groups related to the energy segment due to its strategic shift to strictly focus on its bitcoin mining operations. As a result, the Energy segments' results of operations have been reclassified as discontinued operations on a retrospective basis for all periods presented. Accordingly, the assets and liabilities of this segment are separately reported as “assets and liabilities held for sale” as of June 30, 2022 in the consolidated balance sheets. The results of operations of this segment, for all periods, are separately reported as

“discontinued operations” in the consolidated statements of operations and comprehensive loss. Provided below are the key areas of the financials that constitute the discontinued operations:

	June 30, 2022 (Unaudited)	September 30, 2021
ASSETS
Current assets
Accounts receivable, net	$3,412,432	$2,312,890
Inventory	1,300,609	2,592,933
Prepaid expense and other current assets	4,116,687	2,991,244
Total current assets held for sale	$8,829,728	$7,897,067

Property and equipment, net	11,284	197,004
Intangible assets, net	828,340	2,785,736
Goodwill	—	7,000,779
Total assets held for sale	$9,669,352	$17,880,586

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	$877,304	$992,746
Contract liabilities	134,507	296,964
Finance lease liability	—	10,388
Total current liabilities held for sale	1,011,811	1,300,098
Long-term liabilities
Finance lease liability, net of current portion	—	35,629
Total liabilities held for sale	$1,011,811	$1,335,727

	For the three months ended		For the nine months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Revenues, net
Energy hardware, software and services revenue	$601,001	$2,863,997	$9,157,184	$4,985,062
Total revenues, net	601,001	2,863,997	9,157,184	4,985,062

Costs and expenses
Cost of revenues (exclusive of depreciation and amortization shown below)	658,890	2,701,536	7,317,012	4,566,077
Professional fees	1,257	107,747	63,819	381,497
Payroll expenses	1,172,738	870,834	4,005,599	2,988,328
General and administrative expenses	520,574	235,999	996,595	685,089
Impairment expense - fixed assets	31,833	—	31,833	—
Impairment expense - intangibles	1,402,016	—	1,402,016	—
Impairment expense - other	2,144,284	—	2,144,284	—
Impairment expense - goodwill	7,000,779	—	7,000,779	—
Depreciation and amortization	771,695	1,549,308	2,282,440	3,329,075
Total costs and expenses	13,704,066	5,465,424	25,244,377	11,950,066

Loss from operations	(13,103,065)	(2,601,427)	(16,087,193)	(6,965,004)

Other income (expense)
Other income	—	27	—	782
Interest expense	(1,082)	(732)	(2,800)	(3,039)
Total other income (expense)	(1,082)	(705)	(2,800)	(2,257)

Loss before income tax (expense) or benefit	(13,104,147)	(2,602,132)	(16,089,993)	(6,967,261)
Income tax (expense) or benefit	—	—	—	—
Net loss	$(13,104,147)	$(2,602,132)	$(16,089,993)	$(6,967,261)

	Nine Months Ended
	June 30, 2022	June 30, 2021
Cash Flows from Operating Activities
Net loss	$(16,089,993)	$(6,967,261)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of goodwill	7,000,779	—
Impairment of fixed assets	31,833	—
Impairment of intangibles	1,402,016	—
Impairment related to working capital	2,144,284	—
Non-cash lease expense	—	40,711
Depreciation and amortization	2,282,440	3,329,075
Changes in operating assets and liabilities
Decrease in operating lease right of use liabilities	—	513,375
Decrease (increase) in contract assets, net	(162,456)	(5,500)
Increase (decrease) in accounts payable and accrued liabilities	(115,442)	3,845,536
(Increase) in prepaid expenses and other current assets	(1,848,801)	(2,200,226)
(Increase) in accounts receivables	(1,898,084)	(937,789)
Decrease (Increase) in Inventory	669,938	(3,636,107)
Change in intercompany receivables and payables	6,583,486	6,018,186
Net cash used in operating activities	$-	$-

15.
LOAN

On April 22, 2022, the Company entered into a Master Equipment Financing Agreement with Trinity Capital Inc., as the Lender (the “Financing Agreement”). The Financing Agreement provides for up to $35 million of borrowings to finance the Company’s acquisition of blockchain computing equipment. The Company received a loan of $20 million at closing, with the remaining $15 million fundable upon the Company's request, if requested no later than December 31, 2022, subject to certain customary conditions. The loan draws have a term of 36 months from issuance with a monthly rate factor of at least 0.032198 payable monthly on the total cost of the equipment purchased with such borrowing. The Financing Agreement contains standard financial reporting requirements and certain other affirmative obligations, failure of which to comply with could result in an event of default under the Financing Agreement. In such an event, the Lender could exercise certain remedies including, but not limited to, declaring that all amounts outstanding under the Financing Agreement, together with accrued interest, be declared immediately due and payable. The Company received funding of $20 million at close, which included closing costs of $701,624 and security deposit of $643,960. The loan is collateralized with 3,336 S19j Pro miners and carries and effective interest rate of 13.80%.

As of June 30, 2022, the Company had a gross balance outstanding of $18,703,448, netted against discount on the loans payable of $365,032.

The following is a schedule of the Company's future loan payments and loan balance, net of debt discount, as of June 30, 2022:

Fiscal Year	Cash Payments	Principal	Interest	Debt Discount	Loan Balance, net
2022 (three months remaining)	$1,931,880	$1,296,604	$635,276	$(31,298)	$1,265,306
2023	7,727,520	5,677,314	2,050,206	(124,664)	5,552,650
2024	7,727,520	6,508,398	1,219,122	(125,799)	6,382,599
2025	5,507,720	5,221,132	286,588	(83,271)	5,137,861
2026	-	-		-	-
Thereafter	-	-		-	-
Total	$22,894,640	$18,703,448	$4,191,192	$(365,032)	$18,338,416

16.
SUBSEQUENT EVENTS

On July 12, 2022, the Company purchased 1,061 Whatsminer M30S machines that are already mining bitcoin at Coinmint's renewable-powered co-location facility.

On August 5, 2022, the Company entered into a definitive agreement (the "Transaction") to purchase certain assets for total consideration of $25,091,610, including cash, assumption of a real estate mortgage and a seller issued note payable. The assets acquired include 27 acres of real property and related electrical infrastructure currently providing 36 megawatts of power, with an additional 50 megawatts of capacity expected to be available in mid-2023, located in Washington, GA. The Transaction also included mining machines with computing power of approximately 342 petahash. The Transaction is currently expected to close on or before September 5, 2022.

From July 1, 2022, through the date of filing, the Company issued 5,809,774 shares under its At-the-Market Offering Agreement resulting in net proceeds of $24,780,718.

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

Company Overview

CleanSpark, Inc. is a leading sustainable bitcoin mining company incorporated in Nevada, whose common stock is listed on the Nasdaq Capital Market. The Company, through itself and its wholly owned subsidiaries, has operated in the digital currency mining industry since December 2020.

We are currently working with various industry participants in developing a long-term sustainability and clean energy plan for our bitcoin mining operations. As part of this plan, we are using the available clean and renewable energy resources that we currently have reasonable access to at our bitcoin mining locations in order to further support our sustainability efforts.

Through our wholly owned subsidiaries, ATL Data Centers LLC (“ATL”) and CleanBlok, Inc. (“CleanBlok”), we mine bitcoin. We entered the bitcoin mining industry through our acquisition of ATL in December 2020. We acquired a second data center in August 2021 and have had a co-location agreement with New York-based Coinmint in place since July 2021. In March 2022, we entered into a colocation agreement with Lancium LLC pursuant to which we have access to up to 500 MWs of power. Bitcoin mining has now become our principal revenue generating business activity, and consistent with our current business strategy, we intend to explore and opportunistically continue to acquire additional facilities, equipment and infrastructure capacity as well as evaluate other colocation opportunities, with the intention of expanding our bitcoin mining operations. In line with our business strategy, on August 5, 2022, the Company entered into a definitive agreement (the "Transaction") to purchase certain assets for total consideration of $25,091,610, including cash, assumption of a real estate mortgage and a seller issued note payable. The assets acquired include 27 acres of real property and related electrical infrastructure currently providing 36 megawatts of power, with an additional 50 megawatts of capacity expected to be available in mid-2023, located in Washington, GA. The Transaction also included mining machines with computing power of approximately 341 petahash.

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

Factors such as access to computer processing capacity, interconnectivity, electricity cost, environmental factors (such as cooling capacity) and geographic location play important roles in mining. As of the date of this filing, our mining units are currently capable of producing over 2.8 exahash per second (“EH/s”). In cryptocurrency mining, “hash rate” is a measure of the processing capacity and speed by which a mining computer mines and processes transactions on the bitcoin network. Our activities in this area are complemented by our energy background and planning is underway to deploy certain energy technologies from our portfolio to advance our bitcoin mining business, with the goal of maximizing energy savings, increasing total power capacity, providing resilient electricity, and reducing greenhouse gas emissions. We are expanding our bitcoin mining business with the goal of reaching 4.0 to 5.0 EH/s in hash rate capacity by December 31, 2022. We expect to exceed 3 EH/s in capacity by September 30, 2022. Hash rate capacity is one of the most important metrics for evaluating bitcoin mining companies.

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

The Company provides energy solutions through our wholly owned subsidiaries CleanSpark, LLC, CleanSpark Critical Power Systems, Inc., GridFabric, LLC, and Solar Watt Solutions, Inc. These solutions consist of engineering, design and software solutions, custom hardware solutions, Open Automated Demand response (“OpenADR”), solar, energy storage for microgrid and distributed energy systems to military, commercial and residential customers in Southern California and throughout the world. The Company’s solutions are supported by a proprietary suite of software solutions that include microgrid energy modeling, energy market communications and energy management solutions. As of June 30, 2022, the Company deemed its energy operations to be discontinued operations due to its strategic shift to strictly focus on its bitcoin mining operations and divest of its energy assets.

Results of continuing operations for the three months ended June 30, 2022 and 2021

Revenues

Revenues increased to $31,027,781 during the three months ended June 30, 2022, as compared with $9,052,068 in revenues for the same period ended 2021 primarily due to increase in revenues from our digital currency mining operations.

Costs and Expenses

We had costs and expenses of $45,969,250 for the three months ended June 30, 2022, as compared with $21,032,382 for the three months ended June 30, 2021.

Our cost of revenues was $10,341,026 for the three months ended June 30, 2022, as compared with cost of revenues of $1,147,281 for the three months ended June 30, 2021. Our cost of revenues during the three months ended June 30, 2022 was primarily the result of mining energy costs at owned facilities of $3,462,742 and mining hosting and associated energy fees of $1,147,281. Our cost of revenues during the three months ended June 30, 2021 was primarily the result of mining energy costs at owned facilities of $912,036. The increase in cost of revenues between the comparative periods was mainly the result of revenue growth over the same period.

Professional fees decreased to $1,432,747 for the three months ended June 30, 2022 from $1,939,907 for the three months ended June 30, 2021. Our professional fees expenses for the three months ended June 30, 2022 consisted primarily of legal expenses of $1,153,594. Our professional fees expenses for the three months ended June 30, 2021 consisted mainly of legal fees of $1,317,261.

Payroll expenses decreased to $7,617,576 for the three months ended June 30, 2022 from $10,959,362 for the three months ended June 30, 2021. Our payroll expenses for the three months ended June 30, 2022 consisted primarily of employee and officer stock-based compensation of $5,182,763, with primarily salary and wages expense constituting remaining amounts. Our payroll expenses for the three months ended June 30, 2021 consisted primarily of employee and officer stock-based compensation of $3,189,389, with primarily salary and wages expense constituting remaining amounts including non-recurring executive compensation of $4,700,000.

General and administrative expenses increased to $2,113,414 for the three months ended June 30, 2022 from $1,194,340 for the three months ended June 30, 2021. Our general and administrative expenses for the three months ended June 30, 2022 consisted primarily of insurance expenses of $866,994, marketing expenses of $518,985, travel expenses of $273,891 and dues and subscriptions of $265,777. Our general and administrative expenses for the three months ended June 30, 2021 consisted primarily of marketing expenses of $791,708, dues and subscription expenses of $235,256, and insurance expenses of $212,630.

Impairment expenses recorded for the three months ended June 30, 2022 were $4,418,714, and $3,720,481 impairment expenses were recorded for the three months ended June 30, 2021. Impairment expense for both periods consisted of bitcoin impairment expenses.

Realized loss on sale of digital currency increased to $5,234,482 for the three months ended June 30, 2022 from a realized gain of $36,438 for the three months ended June 30, 2021 due to the decrease in bitcoin prices during the period.

Depreciation and amortization expense increased to $14,811,291 for the three months ended June 30, 2022, from $2,107,449 for the three months ended June 30, 2021 due to increase in mining related equipment being placed in service during the comparative period.

Other income (expenses)

Other expense decreased to $1,294,607 for the three months ended June 30, 2022 compared to other expenses of $2,094,681 for the three months ended June 30, 2021. Our other expenses for the three months ended June 30, 2022 consisted primarily of an unrealized loss on derivative security of $1,032,579. Our other income for the three months ended June 30, 2021 consisted primarily of an unrealized loss on derivative loss of $2,060,774.

Net Income

We recorded a net loss of $16,236,076 for the three months ended June 30, 2022, as compared with a net loss of $14,074,995 for the three months ended June 30, 2021. The increase was due primarily to the increased losses from sale of digital currency and increased depreciation expense when compared to gain on the sale of digital currency and significantly lesser depreciation during the prior period.

Results of discontinued operations for the three months ended June 30, 2022 and 2021

The revenues from discontinued operations for the three months ended June 30, 2022 decreased to $601,001 from $2,863,997 for the three months ended June 30, 2021 primarily due to the Company's strategic shift to strictly focus on its bitcoin mining operations. The total costs and expenses for the three months ended June 30, 2022 increased to $13,704,066 from $5,465,424 for the three months ended June 30, 2021 primarily due to impairment expenses related to the energy business and severance related payroll expenses. As a result, the net loss for the three months ended June 30, 2022 increased to $13,104,147 from $2,602,132 for the three months ended June 30, 2021.

Results of continuing operations for the nine months ended June 30, 2022 and 2021

Revenues

Revenues increased to $105,351,561 during the nine months ended June 30, 2022, as compared with $17,308,259 in revenues for the same period ended 2021 primarily due to increase in revenues from our digital currency mining operations.

Costs and Expenses

We had costs and expenses of $102,558,191 for the nine months ended June 30, 2022, as compared with $32,956,441 for the nine months ended June 30, 2021.

Our cost of revenues was $24,607,950 for the nine months ended June 30, 2022, as compared with cost of revenues of $2,161,937 for the nine months ended June 30, 2021. Our cost of revenues during the nine months ended June 30, 2022 was primarily the result of mining energy costs at owned facilities of $7,375,070, and mining hosting and associated energy fees of $16,626,999. Our cost of revenues during the nine months ended June 30, 2021 was primarily the result of mining energy costs at owned facilities of $1,802,556. The increase in cost of revenues between the comparative periods was mainly the result of revenue growth over the same period.

Professional fees increased to $5,588,980 for the nine months ended June 30, 2022 from $5,835,434 for the nine months ended June 30, 2021. Our professional fees expenses for the nine months ended June 30, 2022 consisted primarily of legal expenses of $2,013,440, accounting and tax expenses of $1,778,227, and subcontractor expenses of $736,653. Our professional fees expenses for the nine months ended June 30, 2021 consisted mainly of legal expenses of $4,143,460 largely related with litigation expenses and consulting fees of $988,393.

Payroll expenses increased to $24,209,787 for the nine months ended June 30, 2022 from 15,418,166 for the nine months ended June 30, 2021. Our payroll expenses for the nine months ended June 30, 2022 consisted primarily of employee and officer stock-based compensation of $17,441,828, with primarily salary and wages expense constituting remaining amounts. Our payroll expenses for the nine months ended June 30, 2021 consisted primarily of employee and officer stock-based compensation of $4,751,747, with primarily salary and wages expense constituting remaining amounts including non-recurring executive compensation of $4,700,000.

General and administrative expenses increased to $6,708,440 for the nine months ended June 30, 2022 from $2,938,543 for the nine months ended June 30, 2021. Our general and administrative expenses for the nine months ended June 30, 2022 consisted primarily of insurance expenses of $2,319,797, marketing expenses of $1,510,671, dues and subscriptions expenses of $696,278, travel expenses of $555,277, and utilities expenses of $352,949. Our general and administrative expenses for the nine months ended June 30, 2021 consisted primarily of marketing expenses of $1,730,489, dues and subscriptions of $569,187, and insurance expenses of $450,458.

Impairment expenses recorded for the nine months ended June 30, 2022 were $11,452,405 and $3,720,481 impairment expenses were recorded for the nine months ended June 30, 2021. Impairment expense for both periods consisted of bitcoin impairment expenses.

Realized gain on sale of digital currency increased to $2,026,427 for the nine months ended June 30, 2022 from a realized gain of $672,065 for the nine months ended June 30, 2021 due to the decrease in bitcoin prices during the period.

Depreciation and amortization expense increased to $32,659,747 for the nine months ended June 30, 2022, from $3,553,945 for the nine months ended June 30, 2021 due to increase in mining related equipment being placed in service during the comparative period.

Other income (expenses)

Other expense increased to $1,728,580 for the nine months ended June 30, 2022 compared to other income of $6,170,824 for the nine months ended June 30, 2021. Our other expense for the nine months ended June 30, 2022 consisted primarily of an unrealized loss on derivative security of $2,143,876. Our other income for the nine months ended June 30, 2021 consisted primarily of unrealized gain on derivative security of $5,319,361.

Net Income

We recorded a net income of $1,064,790 for the nine months ended June 30, 2022, as compared with a net loss of $9,477,358 for the nine months ended June 30, 2021. The increase was primarily due to increase in revenues from our digital mining operations.

Results of discontinued operations for the nine months ended June 30, 2022 and 2021

The revenues from discontinued operations for the nine months ended June 30, 2022 increased to $9,157,184 from $4,985,062 for the nine months ended June 30, 2021. The total costs and expenses for the nine months ended June 30, 2022 increased to $25,244,377 from $11,950,066 for the nine months ended June 30, 2021 primarily due to impairment expenses related to the energy business and severance related payroll expenses. As a result, the net loss for the nine months ended June 30, 2022 increased to $16,089,993 from $6,967,261 for the nine months ended June 30, 2021.

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

As of June 30, 2022, we had total current assets of $29,448,673, consisting of cash and cash equivalents, accounts receivable, inventory, prepaid expenses and other current assets, digital currency, investment in equity security, investment in debt security and related derivative asset, and current assets held for sale, and total assets in the amount of $411,058,824. Our total current liabilities and total liabilities as of June 30, 2022 were $19,986,294 and $34,192,029 respectively. We had working capital of $9,462,379 as of June 30, 2022. In addition, we have access to equity financing through our At-the-Market offering facility and debt financing through the lending arrangement we entered into in April 2022 (see Note 15 - Loan and Note 16 - Subsequent Events to our consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q).

We believe our cash and cash equivalents on hand, together with cash we expect to generate from future operations, will be sufficient to meet our working capital and capital expenditure requirements for a period of at least twelve months from the date of this Quarterly Report on Form 10-Q. We are likely to require additional capital to respond to technological advancements, competitive dynamics or technologies, customer demands, business opportunities, challenges, acquisitions or unforeseen circumstances and in either the short-term or long-term may determine to engage in equity or debt financings or enter into credit facilities for other reasons. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited. In particular, the widespread COVID-19 pandemic, including variants, rising inflation and interest rates, and the conflict between Russia and Ukraine have resulted in, and may continue to result in, significant disruption and volatility in the global financial markets, reducing our ability to access capital. If we are unable to raise additional funds when or on the terms desired, our business, financial condition and results of operations could be adversely affected.

Material Cash Requirements

We are a party to many contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the consolidated balance sheet as of June 30, 2022, while others are considered future commitments. Our contractual obligations primarily consist of cancelable purchase commitments with various parties to purchase goods or services, primarily miners and equipment, entered into in the normal course of business and operating leases.

For information regarding our other contractual obligations, refer to Note 12, Commitments and Contingencies on the Form 10-Q for the quarterly period ended June 30, 2022, and Note 15, Commitments and Contingencies included in our Annual Report on Form 10-K as filed with the SEC on December 14, 2021.

Operating Activities

Operating activities provided $52,479,289 in cash for the nine months ended June 30, 2022, as compared with using $21,128,132 in cash for the nine months ended June 30, 2021. Our sale of digital currencies of $108,070,207, depreciation and amortization of $34,805,307, stock based compensation of $17,515,870, and impairment of digital currency of $11,452,405 were the main components of our operating cash flow for the nine months ended June 30, 2022, offset primarily by the increase in digital currency mining of $104,882,043, net loss of $15,025,203, and increase in prepaid and other current assets of $11,545,789. Our use of net cash in operating activities during the nine months ended June 30, 2021 were primarily driven by net loss for the period of $16,444,619, digital currency mining of $16,098,643, and unrealized gain on derivative asset of $5,319,361, offset by stock based compensation of $8,599,029, depreciation and amortization of $6,883,020, impairment of digital currency of $3,720,481, and increase in accounts payable and accrued liabilities of $3,699,298.

Investing Activities

Investing activities used $153,495,072 during the nine months ended June 30, 2022, as compared with using $193,596,196 for the nine month period ended June 30, 2021. Our payments on miner deposits of $124,272,481, purchase of fixed assets of $32,104,835, and sale of miners of $3,497,654 were the main components of our investing cash flow for the nine months ended June 30, 2022. Our payments on miner deposits of 125,855,501, purchase of fixed assets of $60,536,521, and our investment in infrastructure development of $6,431,664 were the main components of our investing cash flow for the nine months ended June 30, 2021.

Financing Activities

Cash flows generated from financing activities during the nine months ended June 30, 2022 amounted to $85,637,138, when compared to $233,807,996 for the nine months ended June 30, 2021. Our cash flows from financing activities for the nine months ended June 30, 2022 consisted primarily of proceeds from underwritten offering of $67,988,993 and equipment backed loan of $18,704,416. Our cash flows from financing activities for the nine months ended June 30, 2021 consisted of repayments of $5,865,476 on promissory notes, proceeds from exercise of options and warrants of $3,731,563 and proceeds from underwritten offerings of $236,123,384.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to several market risks in its normal business activities. The types of market risks the Company is exposed to are the market price of bitcoin, banking, costs of mining, and liquidity risk. We do not believe that inflation has had a material effect on our business, financial condition or results of operations. Because our assets are primarily short-term and liquid in nature, they are generally not significantly impacted by inflation. The rate of inflation does, however, affect our expenses, including employee compensation, communications and information processing and office leasing costs, which may not be readily recoverable. To the extent inflation results in rising interest rates and has adverse impacts upon securities markets, it may adversely affect our results of operations and financial condition.

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

Market Price Risk of Bitcoin. We acquire bitcoin from our daily operations of mining and, as of June 30, 2022, we held approximately 562.87 bitcoins. The carrying value of our bitcoins as of June 30, 2022 was $10,538,120 on our Consolidated Balance Sheet. We account for our bitcoin as indefinite-lived intangible assets, which are subject to impairment losses if the fair value of our bitcoin decreases below their carrying value at any time since their acquisition. Impairment losses cannot be recovered for any subsequent increase in fair value. For example, the market price of one bitcoin in our principal market ranged from $17,733 - $68,205 during the nine months ended June 30, 2022, but the carrying value of each bitcoin we held at the end of the reporting period reflects the lowest price of one bitcoin quoted on the active exchange at any time since its acquisition. Therefore, negative swings in the market price of bitcoin could have a material impact on our earnings and on the carrying value of our digital assets.

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

We do not believe that inflation has had a material adverse effect on our business, financial condition or results of operations. Nonetheless, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition, and results of operations.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2022, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting described below.

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

Changes in Internal Control over Financial Reporting

Other than remediation actions related to the material weaknesses in our internal controls described above, there has been no change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are from time to time subject to various claims, lawsuits, and other legal and administrative proceedings arising in the ordinary course of business. See Note 12 - Commitments and Contingencies to our consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

Please carefully consider the information set forth in this Quarterly Report on Form 10-Q and the risk factors discussed in Part I, Item I A. of our Annual Report on Form 10-K for the year ended September 30, 2021, which could materially affect our business, financial condition or future results. In evaluating our business, you should carefully consider the risk factors discussed in our Annual Report on Form 10-K, as updated below and by our other filings under the Exchange Act. Except as disclosed below, there have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended September 30, 2021. The occurrence of any of the risks discussed in such filings, or other events that we do not currently anticipate or that we currently deem immaterial, could harm our business, prospects, financial condition and results of operations. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

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

We currently mine bitcoin by contributing to and benefiting from our pools’ processing power. Our share of bitcoins mined from our pools are initially received by us in wallets we control, which are maintained by Coinbase Custody Trust Company, LLC, a New York State limited purpose trust company and an affiliate of Coinbase Inc., a U.S. based digital assets exchange. We maintain the majority of our bitcoin in cold storage with a minority allocation kept in hot wallets for working capital purposes. Bitcoins we mine or hold for our own account may be subject to loss, theft or restriction on access. Hackers or malicious actors may launch attacks to steal, compromise or secure bitcoins, such as by attacking the bitcoin network source code, exchange miners, third-party platforms (including Coinbase), cold and hot storage locations or software, or by other means. We may be in control and possession of substantial holdings of bitcoin, and as we increase in size, we may become a more appealing target of hackers, malware, cyber-attacks or other security threats. Any of these events may adversely affect our operations and, consequently, our investments and profitability.

Furthermore, if Coinbase or another bitcoin custodian where we deposit our bitcoins experiences financial difficulties, there is a risk that creditors of such custodian will be able to treat its bitcoin as an asset of the custodian which may result in a loss of some or all of our bitcoin. For example, as disclosed in Coinbase’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, filed with the SEC on May 10, 2022, in the event of Coinbase’s bankruptcy, the crypto assets Coinbase holds in custody on behalf of its customers could be considered to be a part of the bankruptcy estate and subject to bankruptcy proceedings, and such customers could be treated as Coinbase’s general unsecured creditors. If our bitcoin held in custody by Coinbase is subject to bankruptcy proceedings, we may be treated as a general unsecured creditor of Coinbase or another crypto custodian, and we may lose some or all of our bitcoin held at Coinbase.

Inflation in the global economy could negatively impact our business and results of operations.

General inflation in the United States, Europe and other geographies has risen to levels not experienced in recent decades. General inflation, including rising prices for energy, metals, components, and other inputs as well as rising wages negatively impact our business by increasing our operating costs.

As a result of inflation, we have experienced and may continue to experience, cost increases. Although we may take measures to mitigate the impact of this inflation, if these measures are not effective, our business, financial condition, results of operations, and liquidity could be materially adversely affected. Even if such measures are effective, there could be a difference between the timing of when these beneficial actions impact our results of operations and when the cost of inflation is incurred.

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and share price.

The global economy, including credit and financial markets, has recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, rising interest and inflation rates, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. If the equity and credit markets continue to deteriorate, or the United States enters a recession, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. As a result, our business, results of operations and price of our common stock may be adversely affected.

If we engage in acquisitions to grow our business, we will incur a variety of costs and may potentially face numerous risks that could adversely affect our business and operations and cause our stock price to decline.

If appropriate opportunities become available, we may seek to acquire businesses, assets, technologies or products to enhance our business. In connection with any acquisitions, we could issue additional equity securities, which would dilute our stockholders, incur substantial debt to fund the acquisitions or assume significant liabilities.

Acquisitions involve many and diverse risks and uncertainties, including problems integrating the purchased operations, assets, technologies or products as well as unanticipated costs, liabilities, and economic, legal and regulatory challenges and we may fail to successfully integrate acquired companies, or retain key personnel from the acquired company. Acquisitions may require us to record goodwill and non-amortizable intangible assets that will be subject to testing on a regular basis and potential period impairment charges, incur amortization expenses related to certain intangible assets, and incur write offs and restructuring and other related expenses, any of which could harm our operating results and financial condition.

New business strategies, especially those involving acquisitions, are inherently risky and may not be successful. Failure to successfully identify, complete, manage and integrate acquisitions could materially and adversely affect our business, financial condition and results of operations and could cause our stock price to decline.

The definitive agreement with Waha, Inc. and Waha Technologies, Inc. may not be consummated, and even if consummated, may not be successful.

There can be no assurance that the proposed transaction with Waha, Inc. and Waha Technologies, Inc. will be consummated. The transaction is subject to the satisfaction or waiver of specific and other customary closing conditions. The failure to satisfy all of the required conditions could delay the completion of the transaction for a significant period of time or prevent them from occurring at all. There can be no assurance that these and other conditions to closing will be satisfied in a timely manner or at all. We are also subject to restrictions on our business while the transaction is pending, including by conducting the business only in the ordinary course and conferring with Waha, Inc. and Waha Technologies, Inc. regarding any material matters relating to the business. These restrictions may prevent us from pursuing attractive business opportunities or responding effectively to competitive pressures and industry developments that may arise prior to the completion of the pending transaction or otherwise adversely affect our ability to execute on our business strategy, which could adversely affect our business or financial condition. Our failure to consummate the transaction could result in negative publicity and a negative impression of our company. Further, any disruptions to our business resulting from the proposed transaction, including any adverse changes in our relationships with our employees and customers, could continue or accelerate in the event that the transaction is not completed. Also, we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed transaction. Many of these fees and costs will be payable by us even if the proposed transaction is not completed and may relate to activities that we would not have undertaken in the absence of the transactions contemplated by the agreement with Waha, Inc. and Waha Technologies, Inc. Even if we complete the transaction with Waha, Inc. and Waha Technologies, Inc., we may not realize the expected benefits of the transaction. In changing the distribution system we have relied on in the past, we may disrupt our operations and cause delays in sourcing products for our customer or in completing services for them. While we believe we will experience cost savings because of this transaction, we may never realize those savings. Any of these risks could materially and adversely impact our ongoing business, financial condition, financial results, and stock price.

The optimization of our company’s future profitability depends, in part, upon the success of our evaluation of strategic alternatives for our energy business operations.

We have been evaluating strategic alternatives for the energy business operations, as we made a strategic decision to streamline our business and focus on our bitcoin mining operations. As of June 30, 2022 and September 30, 2021, we classified the assets within the energy business as held for sale on our consolidated balance sheets. We are evaluating strategic exit opportunities for the energy business operations and are committed to exiting this business in a manner that is in the best interest of our shareholders. It is possible that our exit strategy may ultimately include winding-down or closing the remaining energy business operations.

If our evaluation process does not result in the successful consummation of strategic alternatives, or if we are otherwise unable through such consummation to realize our goals for the energy business operations, we may not be able to optimize our future profitability, which could adversely affect our results of operations and financial condition.

We may not be able to recover a significant portion of our carrying value of our assets held for sale associated with our energy business operations.

We have been evaluating strategic alternatives for the energy business operations, as we made a strategic decision to streamline our business and focus on our bitcoin mining operations. As of June 30, 2022 and September 30, 2021, we classified the assets within the energy business as held for sale on our consolidated balance sheets. We may not be able to realize as much value from the sale of the assets as we expect and we may incur higher than expected, or unforeseen, costs associated with the disposal related activities. Any of the foregoing could have a material adverse effect on our business, financial position and results of operations.

We may be unable to effectuate a sale of energy assets in a timely manner or receive consideration that exceeds the carrying value of the assets that are currently held for sale.

We have been evaluating strategic alternatives for the energy business operations, as we made a strategic decision to streamline our business and focus on our bitcoin mining operations. As of June 30, 2022 and September 30, 2021, we classified the assets within the energy business as held for sale on our consolidated balance sheets. We cannot provide any assurance that we will be successful in selling our energy business operations for a price in excess of the carrying value of the assets that are currently classified as “held for sale,” if at all. In the event we are unable to sell our energy assets for a price at least equal to the carrying value of the assets, then we will have to record a charge and the amount of the charge could be material.

We are subject to various risks associated with our decision to streamline our business and dispose of operations classified as discontinued operations.

We have been evaluating strategic alternatives for the energy business operations, as we made a strategic decision to streamline our business and focus on our bitcoin mining operations. Accordingly, our discontinued operations, consisting of energy assets are classified as assets and liabilities held for sale. We now have one segment which is focused on the bitcoin mining operations. As a result of this decision, our revenue and profitability are concentrated in one industry. Downturns, adverse events and other circumstances that may affect this industry and which are largely beyond our control will now uniquely and materially affect us. For instance, if the prices of bitcoins decrease or the power prices increase significantly, this would have a more material adverse effect on our results of operations, liquidity and our potential growth than in prior years.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

The Company is reporting the following information in lieu of reporting on a Current Report on Form 8-K under Item 1.01 – Entry into a Material Definitive Agreement.

On August 5, 2022 (the “Agreement Date”), the Company, through its wholly owned subsidiary, CSRE Properties Washington, LLC, a Georgia limited liability company, agreed to purchase certain real property, together with all improvements situated thereon and all rights, easements and appurtenances belonging thereto (collectively, the “Property”), as further described below, pursuant to a purchase and sale agreement (the “Land Purchase Agreement”), from SPRE Commercial Group, Inc. f/k/a Waha, Inc., a Georgia corporation (the “Seller”), for a purchase price of $16,200,000 (the “Land Purchase”). Under the terms of the Land Purchase Agreement, at closing, the Company will pay the Seller the purchase price as follows: (i) $3,161,747 in financing provided by the Seller at an interest rate of 12%, to be repaid in 12 monthly installments of $280,917, (ii) the Company’s assumption of a mortgage with a maximum principal amount of $2,158,253 and an interest rate of 13% and (iii) $10,880,000 of cash consideration. Purchaser delivered an earnest money deposit of $500,000 to Seller on July 25, which is refundable in certain circumstances and will reduce the amount of the cash consideration due at closing. At closing, the Seller will convey fee simple title to the Property to the Company by limited warranty deed.

The Property is located in Wilkes County, Georgia and contains approximately 27 acres. The Company intends to utilize the Property to conduct certain of its cryptocurrency mining activities.

The Land Purchase is expected to close on or before September 5, 2022, subject to customary inspection and closing conditions, including the closing of the Equipment Purchase described below. The Company has the right to terminate the Land Purchase Agreement for any reason or no reason by delivering written notice to the Seller on or before the date that is 30 days after the Agreement Date.

In connection with the Company’s entry into the Land Purchase Agreement, on August [5], 2022, the Company, through its wholly owned subsidiary, CleanSpark DW, LLC, a Georgia limited liability company, agreed to purchase a mix of S19 and S19 J Pro bitcoin miners equal to approximately 341,985 terahashes, pursuant to an equipment purchase and sale agreement (the “Equipment Purchase Agreement”), from Waha Technologies, Inc., a Georgia corporation (“Equipment Seller”), an affiliate of the Seller, for a purchase price of $8,891,610 (the “Equipment Purchase”), which will be payable in full in cash to the Equipment Seller upon closing.

The closing of the Equipment Purchase shall occur contemporaneously with the closing of the Land Purchase and is subject to the closing of the Land Purchase. If the Land Purchase is not consummated for any reason, either the Company or the Equipment Seller, in its sole discretion, may terminate the Equipment Purchase Agreement without further liability to the other party.

The foregoing descriptions of the Land Purchase Agreement and Equipment Purchase Agreement do not purport to be complete, and are qualified in their entirety by reference to the complete text of such Land Purchase Agreement and Equipment Purchase Agreement, respectively, copies of which are filed as Exhibit 10.3 and Exhibit 10.4, respectively, to this Quarterly Report on Form 10-Q.

Item 6. Exhibits

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

3.1	First Amended and Restated Articles of Incorporation of CleanSpark, Inc., dated September 17, 2021	8-K	001-39187	3.1	9/17/2021
3.2	First Amended and Restated Bylaws of CleanSpark, Inc., dated September 17, 2021	8-K	001-39187	3.2	9/17/2021
4.1	Form of Senior Secured Redeemable Convertible Debenture, dated December 31, 2018 issued to the Investor	8-K	000-53498	4.1	12/31/2018
4.2	Form of Common Stock Purchase Warrant, dated December 31, 2018, issued to the Investor	8-K	000-53498	4.2	12/31/2018
4.3	Form of Senior Secured Redeemable Convertible Promissory Note, dated April 17, 2019, issued to the Investor	8-K	000-53498	4.1	4/18/2019
4.4	Form of Common Stock Purchase Warrant, dated December 31, 2018, issued to the Investor	8-K	000-53498	4,2	4/18/2019
10.1	Master Equipment Financing Agreement by and between CleanSpark, Inc. and Trinity Capital Inc. dated as of April 22, 2022	8-K	001-39187	10.1	4/26/2022
10.2	Form of Equipment Financing Schedule by and between CleanSpark, Inc. and Trinity Capital Inc.	8-K	001-39187	10.2	4/26/2022
10.3	Purchase and Sale Agreement by and between CSRE Properties Washington, LLC, SPRE Commercial Group, Inc. F/K/A, WAHA, Inc. and WAHA Technologies, Inc., dated as of August 5, 2022					*
10.4	Equipment Purchase and Sale Agreement by and between CleanSpark DW, LLC and WAHA Technologies, Inc., dated as of August 5, 2022					*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350					**

101 INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101 SCH	Inline XBRL Taxonomy Extension Schema Document
101 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101 LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2022	By: /s/ Zachary K. Bradford Zachary K. Bradford Title: Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2022	By: /s/ Gary A. Vecchiarelli Gary A. Vecchiarelli Title: Chief Financial Officer (Principal Financial and Accounting Officer)

2