Form 10-K
period 2022-09-30
CLEANSPARK, INC.
filed 2022-12-15
CIK 827876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2022

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

Yes [ ] No [X]

The aggregate market value of the common stock held by non-affiliates as of March 31, 2022 (the last business day of the registrants most recently completed second fiscal quarter), was approximately $510,764,561 based on the per share closing price as of March 31, 2022 quoted on the Nasdaq Capital Market for the registrant’s common stock, which was $12.37.

As of December 14, 2022, there were 71,711,381 shares of common stock outstanding.

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

CLEANSPARK, INC.

TABLE OF CONTENTS

Form 10-K for the Fiscal Year Ended

September 30, 2022

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
•
the availability of financing opportunities, risks associated with economic conditions, dependence on management and conflicts of interest;
•
economic dependence on regulated terms of service and power rates;
•
dependency on continued growth in blockchain and bitcoin usage;
•
our ability to keep pace with technology changes and competitive conditions;
•
security and cybersecurity threats and hacks;
•
dependency on third parties to maintain our cold and hot wallets that hold our bitcoin;
•
changes to bitcoin mining difficulty;
•
our reliance on a limited number of key employees;
•
changes in network and infrastructure;
•
our ability to successfully integrate our newly acquired operations;
•
the ongoing effects of the COVID-19 pandemic;
•
our ability to execute on our business strategy; and
•
other risks and uncertainties discussed under the caption “Risk Factors” in this Annual Report on Form 10-K.

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

Information regarding market and industry statistics contained in this report is included based on information available to us that we believe is accurate, but that are not produced for purposes of securities filings or economic analysis. We have not independently verified any market, industry or similar data presented in this Annual Report on Form 10-K and cannot assure you of its accuracy or completeness. Forecasts and other forward-looking information obtained from these sources are subject to the same qualifications and the additional uncertainties accompanying any estimates of future market size, revenue and market acceptance of products and services.

All forward-looking statements included in this Annual Report on Form 10-K are made only as of the date of this Annual Report on Form 10-K and we do not undertake any obligation to publicly update any forward-looking statements. As a result, investors should not place undue reliance on these forward-looking statements.

PART I

Item 1. Business

As used in this Annual Report on Form 10-K, the terms “we,” “us,” “our,” the “Company,” “CleanSpark, Inc.” and “CleanSpark” mean CleanSpark, Inc. and its consolidated subsidiaries, unless otherwise indicated.

Overview

CleanSpark, Inc. is a leading bitcoin mining company incorporated in Nevada, whose common stock is listed on the Nasdaq Capital Market. The Company, through itself and its wholly owned subsidiaries, has operated in the bitcoin mining sector since December 2020. The only cryptocurrency we mine is bitcoin. From March 2014 to June 30, 2022, we provided advanced energy technology solutions to commercial and residential customers to solve modern energy challenges in the alternative energy sector. As of June 30, 2022, we deemed our energy operations to be discontinued operations due to our strategic decision to strictly focus on its bitcoin mining operations and divest of our energy assets.

We are currently working on developing a long-term sustainability and clean energy plan with respect to our bitcoin mining operations. We are using clean and renewable energy resources that we currently have reasonable access to in our bitcoin mining locations in order to further support our sustainability efforts.

Lines of Business

Bitcoin Mining

Through CleanSpark, Inc and our wholly owned subsidiaries ATL Data Centers LLC (“ATL”), CleanBlok, Inc. (“CleanBlok”), CleanSpark DW, LLC, and CleanSpark GLP, LLC, we mine bitcoin. We entered the bitcoin mining industry through our acquisition of ATL in December 2020, acquired a second data center in August 2021, a third data center and mining equipment in August 2022, a fourth data center and mining equipment in October 2022, and have had a co-location agreement with New York-based Coinmint in place since July 2021. Bitcoin mining has now become our principal revenue generating business activity. We currently intend to continue to acquire additional facilities, equipment and infrastructure capacity to continue to expand our bitcoin mining operations.

In August 2022, we completed the acquisition of certain real property located in Wilkes County, Georgia, and approximately 3,400 S19 and S19j Pro series bitcoin miners capable of providing computing power of approximately 341,000 terahash per second. The property acquired provided us with a turn-key data center campus capable of supporting approximately 1 exahash per second of computing power, upon closing of the acquisition. We expect to expand the campus to support approximately 2.6 exahash per second of computing power (collectively, the “WAHA and SPRE Assets”).

In October 2022, we acquired the lease for 16.35 acres of real property located in Sandersville, Washington County, Georgia, all personal property situated on such property, and 6,349 application specific integrated circuit miners (“ASICs”) capable of providing computing power of approximately 530,000 terahash per second from subsidiaries of Mawson Infrastructure Group, Inc. The property acquired provided the Company with a turn-key data center campus capable of supporting approximately 2.4 exahash per second of computing power, upon closing of the acquisition. The company expects to expand the campus to support approximately 7.0 exahash per second of computing power (collectively, the “Mawson Assets”).

Bitcoin was introduced in 2008 with the goal of serving as a digital means of exchanging and storing value. Bitcoin is a form of digital currency that depends upon a consensus-based network and a public ledger called a “blockchain”, which contains a record of every bitcoin transaction ever processed. The bitcoin network is the first decentralized peer-to-peer payment network, powered by users participating in the consensus protocol, with no central authority or middlemen, that has wide network participation. The authenticity of each bitcoin transaction is protected through digital signatures that correspond with addresses of users that send and receive bitcoin. Users have full control over remitting bitcoin from their own sending addresses. All transactions on the bitcoin blockchain are transparent, allowing those running the appropriate software to confirm the validity of each transaction. To be recorded on the blockchain, each bitcoin transaction is validated through a proof-of-work consensus method, which entails solving complex mathematical problems to validate transactions and post them on the blockchain. This process is called mining. Miners are rewarded with bitcoins, both in the form of newly-created bitcoins and fees in bitcoin, for successfully solving the mathematical problems and providing computing power to the network.

Factors such as access to computer processing capacity, interconnectivity, electricity cost, environmental factors (such as cooling capacity) and location play important roles in mining. As of the date of this filing, our operating mining units are currently capable of producing over 5.75 exahash per second (“EH/s”) of computing power. In bitcoin mining, “hashrate” is a measure of the computing and processing power and speed by which a mining computer mines and processes transactions on the bitcoin network. We are actively expanding our bitcoin mining business and as of the date of this filing reached 5.75 EH/s in computing power, which exceeded our target guidance as set in August, 2022 of reaching 5.0 EH/s in computing power by December 31, 2022. We expect to continue increasing our computing power through 2023 and beyond as we expand our infrastructure at our owned sites in the State of Georgia, seek strategic acquisition targets, and through strategic co-location agreements. A company’s computing power measured in Hashrate is generally considered to be one of the most important metrics for evaluating bitcoin mining companies.

We obtain bitcoin as a result of our mining operations, and we sell bitcoin from time to time, to support our operations and strategic growth. We do not currently plan to engage in regular trading of bitcoin (other than as necessary to convert our bitcoin to U.S. dollars) or to engage in hedging activities related to our holding of bitcoin; however, our decisions to hold or sell bitcoin at any given time may be impacted by the bitcoin market, which has been historically characterized by significant volatility. Currently, we do not use a formula or specific methodology to determine whether or when we will sell bitcoin that we hold, or the number of bitcoins we will sell. Rather, decisions to hold or sell bitcoins are currently determined by management by analyzing forecasts and monitoring the market in real time.

Through our wholly owned subsidiaries CSRE Properties, LLC, CSRE Property Management Company LLC, CSRE Properties Norcross, LLC, CSRE Properties Washington, LLC and CSRE Properties Sandersville, LLC we maintain real property holdings.

Markets, Geography and Major Customers

Bitcoin is a global store and exchange of value used by people across the world as an asset and to conduct daily transactions. Mining bitcoin supports the global bitcoin blockchain and the millions of people that depend on it for economic security and other benefits. Strictly speaking, there is no customer market for mining bitcoin but we consider our mining pool operators as customers because they compensate us for providing processing power to the mining pool (see Item 1A. Risk Factors- “Our reliance on a third-party mining pool service provider for our mining revenue payouts may adversely affect an investment in us.”). We own and operate our own facilities and do not lease mining space to other mining companies or private individuals that mine. Our wholly-owned mining operations are located in the State of Georgia in the United States. We also have a relationship with a facility located in New York State that hosts a portion of our miners.

Working Capital Items

The bitcoin mining industry is highly competitive and dependent on specialized mining machines that have few manufacturers. Machine purchases require large down payments and miner deliveries often arrive many months after initial orders are placed. However, over the last 12 months, we have seen a significant improvement in the availability and pricing for bitcoin mining machines. The current market conditions have provided opportunities to purchase both new and used machines on the spot-market from other miners or retail-dealers of machines for better financial terms and delivery terms, but there can be no guarantee that such opportunities will continue on a long-term basis. Currently, we are purchasing more mining machines through re-sellers than direct through manufacturers. Whether re-sellers or manufacturers have better purchase and delivery terms or more/superior inventory available is likely to change from time to time.

At the time we acquired ATL in December 2020, we had approximately 3,471 bitcoin mining units with application-specific integrated circuits (“ASICs”) in operation, which produced approximately 190 petahash/s. Since acquiring ATL, we have expanded its operations and purchased additional ASICs. As of September 30, 2022, we had over 42,000 ASICs in daily operation, which are producing approximately 4.1 EH/s (approximately 58,500 producing 5.75 EH/s as of the date of this filing)

In addition to the 58,500 ASICs in operation as of the date of this filing, the Company has received and is in the process of installing approximately 1,000 additional miners, and expect to receive an additional 6,400 miners in the coming weeks, which have been fully pre-paid. The Company expects to enter into additional agreements to purchase more miners and infrastructure in the coming year. The majority of miners we operate and expect to operate once received are the latest generation of miners manufactured by Bitmain, including the S19, S19-Pro, S19j-Pro and S19 XP.

Distribution, Marketing and Strategic Relationships

We have developed strategic relationships with well-established companies in key areas including traditional and renewable energy, infrastructure, construction, and bitcoin mining equipment procurement. In addition to operating our own mining facilities, we may engage with third-parties to host and operate mining equipment on behalf of the Company.

Coinmint

On July 8, 2021, CleanBlok entered into a services agreement with Coinmint, LLC (“Coinmint”). Pursuant to the agreement, Coinmint has agreed to house and power certain of our cryptocurrency mining equipment in its facilities, and to use commercially reasonable efforts to mine bitcoin on our behalf. All bitcoin mining services performed by Coinmint are conducted using mining equipment owned by the Company. As of the date of this filing, we have deployed approximately 16,400 total miners pursuant to the co-location mining services agreement at Coinmint’s facility in New York.

Pursuant to the agreement, as consideration for the services, we pay Coinmint certain services fees, which are based on the operating costs incurred by Coinmint in performing the services, and a variable fee calculated based on the profitability of the bitcoin mined during the relevant payment period, subject to uptime performance commitments. The agreement had an initial term of one year, after which it renews automatically for three-month periods until terminated in accordance with the terms of the agreement.

Lancium

On March 29, 2022, the Company entered into a hosting agreement with Lancium LLC (“Lancium”). Pursuant to the agreement, Lancium has agreed to host, power and provide maintenance and other related services to our mining equipment to be placed at Lancium facilities. Further, Lancium committed to provide 200 megawatts in support of our mining equipment. In addition, for a period of two and a half years following the operations commencement date, we will have an option to increase the power capacity supplied to the equipment up to 500 MW or 40% of the aggregate capacity of all facilities owned and operated by Lancium, whichever is lesser. As of the date of this filing, we have not deployed any miners pursuant to the co-location mining services at Lancium’s facility in Texas. Lancium has informed us that they are experiencing significant delays due to the tightening of capital in the current market climate. We now expect the readiness of these facilities to be late calendar 2023, and based on market conditions, perhaps even later. If Lancium’s situation improves in a timeline acceptable to us, we anticipate utilizing Lancium as intended but there can be no assurance that their situation or market conditions will improve.

As of the date of this filing, we have paid no consideration or deposits to Lancium and, accordingly, there is no direct financial risk with respect to the delays Lancium is currently experiencing. To the extent services are provided in the future, the Company has agreed to compensate Lancium based on a power and hosting fee based on kilowatt hours consumed by the Company’s equipment, subject to service level adjustments and credits, if any. The agreement has an initial term of five years from the operations commencement date (unless terminated earlier in accordance with the terms of the Agreement), after which it will renew automatically for two-year periods unless either party provides notice of non-renewal at least ninety days prior to the expiration of the term or renewal term, as applicable.

Materials and Suppliers

We engage in high efficiency bitcoin mining by using ASICs. These specialized computers, often called mining rigs, have few manufacturers. A majority of the machines we purchased this year were manufactured by Bitmain, MicroBT or Canaan, the top three preeminent manufacturers of bitcoin mining rigs. All three companies are headquartered in China and manufacture throughout Asia.

In addition to ASICS, mining equipment includes networking equipment, power cords, racking, other specialized storage, transformers, and energy equipment. We rely on utility providers for our power needs. These utilities buy into local energy mixes to source power. We make every effort to establish our facilities in locations serviced by utilities that generate a substantial portion of their energy from clean and renewable sources. We supplement a portion of the energy mix provided by our utility providers with the purchase of renewable energy credits because the precise ratio of renewable energy in local energy mixes is not within our control.

We have significant exposure to market fluctuations in energy prices through our power providers. We actively manage these risks through activities such as deployment of advanced software solutions to increase unit efficiency and energy curtailment when appropriate. These energy market prices are also significantly impacted by ongoing inflation and the war in Ukraine. Historically, our methodology and operations have been efficient and resilient enough to withstand these market pressures and global events, but there can be no certainty that we will not be negatively affected in the future. We believe that there is significant risk that energy prices will continue to be elevated in 2023.

Historically, we have been able to manage our supply chains effectively, but global supply chains continue to be constrained, and from time-to-time experience substantial increases in shipping costs and logistical delays as we make efforts to ensure timely delivery of equipment. There can be no certainty that we will not be affected in the future, and we believe that there is a significant risk that equipment supply chains will continue to be affected in 2023.

While some macro-economic indicators available as of the date of this filing suggest that inflation may be slowing, inflationary pressures impact virtually all aspects of our materials and suppliers, including power prices, and are likely to impact our fiscal year 2023.

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

There are increasing concerns over the large energy usage of bitcoin mining and its effects on the environment. Many media reports focus exclusively on the energy requirements of bitcoin mining and cite it as an environmental concern. However, we do not believe that existing or pending climate change legislation, regulation, or international treaties or accords are reasonably likely to have a material effect in the foreseeable future on our business or markets that we serve, nor on our results of operations, capital expenditures or financial position. We continue to monitor emerging developments in this area.

Competition

Bitcoin mining is a global activity. During fiscal year 2021, a majority of bitcoin mining occurred in China. After China banned bitcoin mining in May 2021, the center of mining moved to North America. Although bitcoin mining by its nature is not a directly competitive business, all miners compete for bitcoin rewards; based on this, we define competitors as other bitcoin miners. Our competitors include large, publicly-listed mining companies, large private mining companies, and, in some cases, independent, individual miners who pool resources. We believe our principal competitive advantages include our energy background, a combination of owned, operated, and co-located miners and facilities, our strategic use of the bitcoin we mine to fund operations growth, and our commitment to sustainable business practices, including sourcing renewable energy. Within North America, our major competitors include:

•
Marathon Digital Holdings

•
Riot Blockchain, Inc.
•
Core Scientific, Inc.
•
Bitfarms LTD.
•
Iris Energy Limited

In addition to the foregoing, we compete with other companies that focus all or a portion of their activities on mining activities at scale. We face significant competition in certain operational aspects of our business, including, but not limited to, the acquisition of new miners, obtaining low cost electricity, obtaining clean energy sources, obtaining access to energy sites with reliable sources of power, and evaluating new technology developments in the industry.

Intellectual Property

We do not currently own any patents in connection with our existing and planned bitcoin mining related operations. We do rely, and expect to continue relying, upon trade secrets, trademarks, service marks, trade names, copyrights and other intellectual property rights.

Government Regulation

Bitcoin Mining

Cryptocurrency mining is largely an unregulated activity at both the state and federal level. We anticipate that cryptocurrency mining will be a focus for increased regulation in the near- and long-term, and we cannot predict how future regulations may affect our business or operations.

State regulation of cryptocurrency mining is important with respect to where we conduct our mining operations. The majority of our mining facilities are located in Georgia, which is one of the most favorable regulatory environments for cryptocurrency miners. However, we also have co-location operations in New York, which has generally been more aggressive in its regulation of cryptocurrency. Current New York regulation, including a recent moratorium on certain bitcoin mining operations that run on carbon-based power sources signed into law on November 22, 2022, in our view, do not impact our decision to operate our miners at the Coinmint facility in New York in the foreseeable future; however, if the regulatory landscape changes, we would have to evaluate whether to relocate our hosted miners to one of our facilities in Georgia or to other facilities outside of New York State, which could be costly and we would not be able to operate the miners while they are being relocated.

Further, in March 2022, the United States announced plans to establish a unified federal regulatory regime for cryptocurrency, and a group of United States Senators sent a letter to the United States Treasury Department asking Treasury Secretary Yellen to investigate Treasury’s ability to monitor and restrict the use of cryptocurrencies to evade sanctions imposed by the United States. We are unable to predict the impact that any new regulations may have on our business at the time of filing this Annual Report. We continue to monitor and proactively engage in dialogue on legislative matters related to our industry.

In August 2021, the chair of the SEC stated that he believed investors using digital asset trading platforms are not adequately protected, and that activities on the platforms can implicate the securities laws, commodities laws and banking laws, raising a number of issues related to protecting investors and consumers, guarding against illicit activity, and ensuring financial stability. The chair expressed a need for the SEC to have additional authorities to prevent transactions, products, and platforms from “falling between regulatory cracks,” as well as for more resources to protect investors in “this growing and volatile sector.” The chair called for federal legislation centering on digital asset trading, lending, and decentralized finance platforms, seeking “additional plenary authority” to write rules for digital asset trading and lending. In addition, it is possible the failure of FTX Trading Ltd. (“FTX”) in November 2022 and the resulting market turmoil could lead to increased SEC, CFTC, or criminal investigations, enforcement, and/or other regulatory activity.

While these statements are focused on digital asset exchanges (not bitcoin miners), the failure of large exchanges may impact the adoption and value of bitcoin. Additionally, because we store and sell our bitcoin on exchanges, we may also be potentially impacted by exchange failures in that respect. For those reasons, we carefully vet our custodians for adequate compliance with U.S. laws as well as liquidity, using the information available to us, but we cannot be certain that we will be able to avoid the negative effects of a large exchange failure.

As the regulatory and legal environment evolves, we may become subject to new laws, such as further regulation by the SEC, CFTC, and other agencies, which may affect our mining and other activities. For additional discussion regarding our belief about the potential risks existing and future regulation pose to our business, see Part I, Item 1A. “Risk Factors” beginning on page 11 of this Annual Report.

Cybersecurity

Our share of bitcoins mined from our pools are initially received by us in wallets we control, which are maintained by Coinbase Inc., a U.S. based digital assets exchange. We currently sell the majority of the bitcoin we mine and utilize hot wallets to hold this bitcoin immediately prior to selling for working capital purposes. We hold any remainder of our bitcoin in cold storage. Bitcoins we mine or hold for our own account may be subject to loss, theft or restriction on access. Hackers or malicious actors may launch attacks to steal, compromise or secure bitcoins, such as by attacking the bitcoin network source code, exchange miners, third-party platforms (including Coinbase), cold and hot storage locations or software, or by other means. We may be in control and possession of substantial holdings of bitcoin, and as we increase in size, we may become a more appealing target of hackers, malware, cyber-attacks or other security threats. We have established a Cybersecurity Committee, with the purpose of meeting at least semi-annually and providing recommendations to Executive Management with respect to our information technology use and protection, including but not limited to data governance, privacy, compliance and cybersecurity.

To our knowledge there has been no security breach or incident, unauthorized access or disclosure, or other compromise of or relating to the Company or its subsidiaries hard wallets, cold wallets, information technology and computer systems, networks, hardware, software, data and databases, equipment or technology. We have not been notified of, and has no knowledge of any event or condition that could result in, any security breach or incident, unauthorized access or disclosure or other compromise to their IT Systems and Data, and we have implemented appropriate controls, policies, procedures, and technological safeguards to maintain and protect the integrity, continuous operation, redundancy and security of our IT Systems and Data reasonably consistent with industry standards and practices, or as required by applicable regulatory standards. We are presently in material compliance with all applicable laws or statutes and all judgments, orders, rules and regulations of any court or arbitrator or governmental or regulatory authority, internal policies and contractual obligations relating to the privacy and security of IT Systems and Data and to the protection of such IT Systems and Data from unauthorized use, access, misappropriation or modification.

Human Capital Resources; Employees; Personnel

We believe that our future success depends, in no small part, on our ability to continue to attract, hire, and retain qualified personnel. As of December 1, 2022, we had 130 staff members, 121 of which were full time and all located in the United States. We believe that we have adequate personnel and resources with the specialized skills required to carry out our operations successfully. Employees participate in equity incentive plans and receive generous compensation in the form of salary and benefits. We continually seek to hire and retain talented professionals, although the competition for such personnel in our segments is significant. None of our employees are represented by a labor union, and we have never experienced a work stoppage. We believe we have a strong and engaging relationship with our employees.

We cultivate trust and transparency among our employees, the communities we operate in, and the people around the world who depend on Bitcoin as we jointly strive to leave the world better than we found it, build the infrastructure of the future, and value growth for the greater good.

Discontinued Operations

As of June 30, 2022, we deemed our energy operations to be discontinued operations due to our strategic decision to strictly focus on bitcoin mining operations and divest of the majority of our energy assets.

Through our discontinued operations segment, we previously provided energy solutions through our wholly-owned subsidiaries CleanSpark, LLC, CleanSpark Critical Power Systems, Inc., GridFabric, LLC, and through ATL Solar Watt Solutions, Inc. These solutions consisted of engineering, design and software solutions, custom hardware solutions, Open Automated Demand response (“OpenADR”), solar, energy storage for microgrid and distributed energy systems. We have since sold the majority of oursoftware and intellectual property assets related to the Energy Segment (including mPulse, mVoult and GridFabric LLC), and we are in the process of selling additional inventory and other assets.

We still own patented gasification energy technologies and are not currently planning to sell or market these technologies. Our technology converts organic material into synthesis gas, which can be used as fuel for a variety of applications and as feedstock for the generation of DME (Di-Methyl Ether).

Other business activities

Through ATL, we also provide traditional data center services to a small number of remaining clients, such as providing customers with rack space, power and equipment, and offer several cloud services including virtual services, virtual storage, and data backup services. ATL is in the process of offloading these customers.

Company Websites

We maintain a corporate website at: www.cleanspark.com.

The contents of these websites are not incorporated in, or otherwise to be regarded as part of, this Annual Report.

We file reports with the SEC, which are available on our website free of charge. These reports include annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Section 16 filings on Form 3, Form 4, and Form 5, and other related filings and exhibits, each of which is provided on our website free of charge as soon as reasonably practical after we electronically file such materials with or furnish them to the SEC. In addition, the SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including the Company.

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

Risks Related to Our Business

•
our dependence on the price of bitcoin to achieve profitability, which has historically been volatile;
•
our limited operating history and history of operating losses and negative cash flow;

•
supply chain and shipping disruptions have resulted in shipping delays, a significant increase in lead times and shipping costs, and could increase expansion costs and result in lower or delayed bitcoin production;
•
volatile and unpredictable cycles in the emerging and evolving industries in which we operate;
•
competition in the markets in which we operate;
•
our reliance on and ability to manage our construction contractors and suppliers to meet our expansion efforts in keeping with planned timelines and cost estimates;
•
our reliance on our management team, and any failure by management to properly manage growth;
•
future strategic acquisitions and other arrangements that we engage in, which could disrupt our business, cause dilution to our stockholders, reduce our financial resources and harm our operating results;
•
our ability to timely complete our future strategic growth initiatives or within our anticipated cost;
•
increased compliance costs as a result of our strategic acquisitions;
•
our need for financing in the future to sustain and expand our operations and any inability to obtain such financing on acceptable terms, or at all;
•
we maintain our cash at financial institutions, which at times, exceed federally insured limits;
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
•
the lack of limitations of FDIC or SIPC protections for the bitcoin we hold;
•
bitcoins we mine or hold for our own account may be subject to loss, theft, or restriction on access;
•
potential actions of malicious actors or botnets;
•
the loss or destruction of private keys required to access our bitcoins and potential data loss relating to our bitcoins;
•
potential failures of digital asset exchanges and custodians;
•
inadequate sources of recovery if our digital assets are lost, stolen or destroyed;
•
the irreversibility of incorrect or fraudulent bitcoin transactions;
•
potential Internet disruptions;
•
the limited rights of legal recourse available to us following any loss of our bitcoins;
•
the sale of our bitcoins to pay for expenses a time of low bitcoin prices;
•
the possibility that a cryptocurrency other than bitcoin could be more desirable to the digital asset user base;
•
the possibility that our mining costs may exceed our mining revenues;
•
damage of the properties included in our mining operation and potential inability to get adequate insurance coverage for same;
•
our need for significant electrical power to support our mining operations;
•
increased scrutiny and changing expectations from stakeholders with respect to ESG practices and the impacts of climate change;
•
our operations and profitability may be adversely affected by competition from other methods of cryptocurrencies;
•
the possibility that large holders of bitcoin may sell bitcoin into the market in large amounts all at once, thereby impacting the growth of the price of bitcoin;
•
potential that, in the event of a bankruptcy filing by a custodian, bitcoin held in custody could be determined to be property of a bankruptcy estate and we could be considered a general unsecured creditor thereof;
•
risks related to technological obsolescence, the vulnerability of the global supply chain for cryptocurrency hardware disruption, and difficulty in obtaining new hardware;

•
the limited precedent for financial accounting of digital assets, and the possibility of future accounting requirements for transactions involving digital assets;
•
possibility of failure to grow our hashrate;
•
risks arising from pandemics, epidemics or an outbreak of diseases, such as the recent outbreak of the COVID-19 pandemic;
•
global economic conditions, including continuing or worsening inflationary issues and associated changes in monetary policy and potential economic recession, and geopolitical events such as the Russia-Ukraine conflict, the subsequent imposition of sanctions as a result of the Russia-Ukraine conflict could adversely affect our business, financial condition and results of operations;
•
potential product defect or liability suits, or any recall of our products, particularly those in the discontinued operations;

Risks Related to Governmental Regulation and Enforcement Operations

•
potential changes in laws and regulations applicable to mining bitcoin, bitcoin itself, or interpretations thereof, including, without limitation, banking regulations and securities regulations and regulations governing mining activities, both in the U.S. and in other countries;
•
we may incur additional compliance costs if deemed subject to the Commodity Exchange Act;
•
the risk that the SEC or another regulatory body considers bitcoin or any other cryptocurrency to be a security;
•
changing environmental regulation and public energy policy;
•
future developments regarding the treatment of digital assets for U.S. federal income and applicable state, local and non-U.S. tax purposes;
•
potential exposure to specifically designated nationals or blocked persons as a result of our interactions with the bitcoin network;

Risks Related to Our Securities

•
the price of our common stock may be volatile and could fluctuate widely in price;
•
any future issuance of preferred stock may adversely affect holders of our common stock, as shares of preferred stock may have additional rights, preferences and privileges as compared to the common stock;
•
we are currently the subject of a shareholder class action, and may be subject to shareholder litigation in the future; our costs of defending such litigation, arbitration and other proceedings and any adverse outcome of such litigation, arbitration or other proceeding may have a material adverse effect on our business and the results of our operations;
•
we have financed our strategic growth primarily by issuing new shares of our common stock, which dilutes the ownership interests of current stockholders;
•
we have not, and do not intend to, pay dividends on shares of our common stock;
•
if securities or industry analysts do not publish or do not continue to publish research or reports about our business, or if they issue an adverse or misleading opinion regarding our stock, our stock price and trading volume could decline;
•
our indebtedness could adversely affect our financial health and prevent us from fulfilling our debt obligations;
•
significant costs and demands upon management as a result of complying with the laws and regulations affecting public companies, and the possible failure to comply with internal control over financial reporting requirements under Section 404 of the Sarbanes-Oxley Act of 2002;
•
we qualify as a smaller reporting company and are subject to scaled disclosure requirements; and
•
provisions in the Nevada Revised Statutes and our Bylaws could make it very difficult for an investor to bring any legal actions against our directors or officers for violations of their fiduciary duties or could require us to pay any amounts incurred by our directors or officers in any such actions.

Risks Related to Our Business

Our ability to achieve profitability is dependent on the price of bitcoin, which has historically been volatile.

Our primary focus on our bitcoin mining operations and our associated expansion efforts is largely based on our assumptions regarding the future value of bitcoin, which has been subject to significant historical volatility and may be subject to influence from malicious actors, real or perceived scarcity, political, economic, and regulatory conditions, and speculation making its price more volatile.

It is difficult to accurately predict the future market price of bitcoin and may also inhibit consumer trust in and market acceptance of bitcoin as a means of exchange, which could limit the future adoption of bitcoin and, as a result, our assumptions could prove incorrect. If our assumptions prove incorrect and the future price of bitcoin is not sufficiently high, our income from our bitcoin mining operations may not exceed our costs, and our operations may never achieve profitability.

We have a limited operating history and a history of operating losses and negative cash flow, and we may never achieve consistent profitability.

Our limited operating history, in particular our recent entry into the bitcoin mining business, makes it difficult to evaluate our business and predict our future results of operations. Although we have achieved profitable quarters in the past, to date, we have not maintained consistent profitability from period to period, and no assurances can be made that we will achieve consistent profitability in the near future, if ever. From the Company’s inception through September 30, 2022, we sustained $196,053,911 in cumulative net losses, and we had a net loss from our continuing operations for the fiscal year ended September 30, 2022 of $40,089,393. We have generated these losses as we execute our business plan and expand on our bitcoin mining activities as bitcoin prices are in a bear market. We will continue to recognize losses in our continuing operations unless and until bitcoin prices recover.

Supply chain and shipping disruptions have resulted in shipping delays, a significant increase in lead times and shipping costs, and could increase expansion costs and result in lower or delayed bitcoin production.

Supply chain disruptions, resulting from factors such as the COVID-19 pandemic, inflation, labor supply and shipping container shortages, have impacted, and may continue to impact, us and our third-party manufacturers and suppliers. These disruptions have resulted in longer lead times and increased product costs and shipping expenses, including with respect to the delivery of miners that we have purchased. While we have taken steps to minimize the impact of these increased costs by working closely with our suppliers and customers, there can be no assurances that unforeseen events impacting the supply chain will not have a material adverse effect on us in the future.

Additionally, the impacts supply chain disruptions have on our third-party manufacturers and suppliers are not within our control. Although we have seen improvements in the last 12 months, it is not currently possible to predict how long it will take for these supply chain disruptions to return to pre-pandemic levels, if at all. Prolonged supply chain disruptions impacting us and our third-party manufacturers and suppliers could increase lead times, delay expansion efforts, increase product costs , result in reduced bitcoin production, result in a delay in the delivery of miners that we have purchased, and continue to increase shipping costs associated with the delivery of our purchased miners, any of which may have a material adverse effect on our business, operating results and financial condition.

Our future success is difficult to predict because we operate in emerging and evolving industries that are subject to volatile and unpredictable cycles.

The bitcoin mining and related industries are emerging and evolving, which may lead to period-to-period variability in our operating results and may make it difficult to evaluate our future prospects. If we are not able to timely and appropriately adapt to changes in our business environment or to accurately assess where we are positioned within a business cycle, our business, financial condition, or results of operations may be materially and adversely affected.

The markets in which we participate are highly competitive, and we may be unable to successfully compete.

We compete in the highly competitive market for certain operational aspects of our bitcoin mining business, including, but not limited to, the acquisition of new miners, obtaining the lowest cost of electricity, obtaining clean energy sources, obtaining access to energy sites with reliable sources of power, and evaluating new technology developments in the industry. Evolving industry standards, rapid price changes and product obsolescence impact the market and its various participants, including us. Our competitors include many domestic and foreign companies, many of which have substantially greater financial, marketing, personnel and other resources than we do, which may cause us to be at a competitive disadvantage. The success of our bitcoin mining business will be dependent upon our ability to purchase additional miners, adapt to changes in technology in the industry, and to obtain sufficient energy at reasonable prices, amongst other things.

A significant part of our success will depend on our reliance on and ability to manage our construction contractors and suppliers, including mining equipment suppliers, in order to meet our expansion efforts in keeping with planned timelines and cost estimates, and any failure to do so could materially and adversely affect our results of operations and relations with our customers.

We rely on a limited number of suppliers for the purchase and delivery of our miners to support our bitcoin mining operations. There can be no assurance that such key suppliers and manufacturers will provide components, products or miners in a timely and cost-efficient manner or otherwise meet our needs and expectations. Any disruption in such key suppliers’ or manufacturers could delay our ability to expand our bitcoin mining operations. Our ability to manage such relationships and timely replace suppliers and manufacturers, if necessary, is critical to our success. Our failure to timely replace our manufacturers and suppliers, should that become necessary, could materially and adversely affect our results of operations. For example, we depend on Bitmain, MicroBT and Canaan for our mining rigs and any change in their ability to manufacture and deliver these products could have a significant impact on our results of operations. Additionally, we are reliant on third parties for our expansion efforts, including construction contractors and suppliers of infrastructure, to provide accurate estimates and timelines. If those parties experience delays, cannot access adequate capital, are exposed to inflation pressures or supply chain disruptions, our expansion efforts will be similarly impacted.

We rely heavily on our management team, whose continued service and performance is critical to our future success. Any failure by management to properly manage growth, including hiring and retaining competent and skilled management and other personnel, could have a material adverse effect on our business, operating results, and financial condition.

We currently have four executive officers — our Chief Executive Officer and President, Zachary Bradford, our Chief Financial Officer, Gary Vecchiarelli, our Chief Communications Officer, Isaac Holyoak, and S. Matthew Schulz, our Executive Chairman — who are responsible for our management functions and are responsible for strategic development, financing and other critical functions. Some of the members of our management team and our Board of Directors do not have prior experience in the bitcoin mining industry. This lack of experience may impair our management teams’ and directors’ ability to evaluate and make well-informed decisions involving our current operations and any future projects we may undertake in the industries in which we operate. Such impairment and lack of experience could adversely affect our business, financial condition and future operations.

Our future success depends significantly on the continued service and performance of our existing management team. The departure, death, disability or other extended loss of services of any member of our management team, particularly with little or no notice, could cause delays on projects, frustrate our growth prospects and could have an adverse impact on our industry relationships, our project exploration and development programs, other aspects of our business and our financial condition, results of operations, cash flow and prospects.

Our success, growth prospects, and ability to capitalize on market opportunities also depend to a significant extent on our ability to identify, hire, motivate and retain qualified managerial personnel, including additional senior members of management. Our growth may be constrained by resource limitations as competitors and customers compete for increasingly scarce human capital resources. The demand for professionals familiar with bitcoin mining and other skilled workers is currently high. Our competitors may be able to offer a work environment with higher compensation or more opportunities than we can. Any new personnel we hire may not be or become as productive as we expect, as we may face challenges in adequately or appropriately integrating them into our workforce and culture. If we are unable to attract and retain a sufficient number of skilled personnel, our ability to successfully implement our business plan, grow our company and maintain or expand our mining operations may be adversely affected, and the costs of doing so may increase, which may adversely impact our business, financial condition and results of operations.

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

We have previously engaged in strategic transactions, including acquisitions of companies, technologies and personnel, such as our recent acquisitions of the Mawson Assets in October 2022, WAHA and SPRE Assets in August 2022, ATL in December 2020, and, as part of our growth strategy, in the future, we may seek additional opportunities to grow our mining operations, including through purchases of miners and facilities from other operating companies, including companies in financial distress. Our ability to grow through future acquisitions will depend on the availability of, and our ability to identify, suitable acquisition and investment opportunities at an acceptable cost, our ability to compete effectively to attract those opportunities and the availability of financing to complete acquisitions. Future acquisitions may require us to issue common stock that would dilute our current stockholders’ percentage ownership, assume or otherwise be subject to liabilities of an acquired company, record goodwill and non-amortizable intangible assets that will be subject to impairment testing on a regular basis and potential periodic impairment charges, incur amortization expenses related to certain intangible assets, incur large acquisition and integration costs, immediate write-offs, and restructuring and other related expenses, and become subject to litigation.

The benefits of an acquisition may also take considerable time to develop, and we cannot be certain that any particular acquisition will produce the intended benefits in a timely manner or to the extent anticipated or at all. We may experience difficulties integrating the operations, technologies, and personnel of an acquired company or be subjected to liability for the target’s pre-acquisition activities or operations as a successor in interest. Such integration may divert management’s attention from normal daily operations of our business. Future acquisitions may also expose us to potential risks, including risks associated with entering markets in which we have no or limited prior experience, especially when competitors in such markets have stronger market positions, the possibility of insufficient revenues to offset the expenses we incur in connection with an acquisition and potential loss of, or harm to, our relationships with employees and suppliers as a result of integration of new businesses.

We may not be able to timely complete our future strategic growth initiatives or within our anticipated cost estimates, if at all.

As part of our efforts to grow our hashrate and remain competitive in the market, we have acquired facilities, entered into new and re-negotiated purchased power agreements and invested in additional new and used mining equipment. We are also reliant on third parties for our expansion efforts, including construction contractors and providers of infrastructure equipment, who may be burdened by delays in manufacturing, supply chain problems, less access to capital due to macro economic-conditions, or inflation. This could increase our costs and/or delay our expansion and acquisition efforts. If we are unable to complete our planned expansions or acquisitions on schedule and within our anticipated cost estimates, our deployment of newly purchased miners may be delayed, which could affect our competitiveness and our results of operation, which could have a material adverse effect on our financial condition and the market price for our securities.

We may experience increased compliance costs as a result of our strategic acquisitions.

The financial statements and internal controls related to the Mawson Assets and the WAHA and SPRE Assets have not, historically, been required to be in compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”). Further, future strategic acquisitions could carry substantial compliance burdens, which may limit our ability to realize the anticipated benefits of such acquisitions, and which may require our management and personnel to shift their focus to such compliance burdens and away from their other functions. Such increased costs and compliance burdens could affect our ability to realize the anticipated benefits of such strategic acquisitions, and our business, results of operations, and financial condition may suffer as a result.

In the future, we may require additional financing to sustain and expand our operations, and we may not be able to obtain financing on acceptable terms, or at all, which would have a material adverse effect on our business, financial condition, results of operations, cash flow and prospects.

Our ability to operate profitably and to grow our business is dependent upon, among other things, generating sufficient revenue from our operations and, when and if needed, obtaining financing. If we are unable to generate sufficient revenues to operate and/or expand our business, we will be required to raise additional capital to fund operating deficits (if applicable) and growth of our business, pursue our business plans and to finance our operating activities, including through equity or debt financings, which may not be available to us on favorable terms, or at all. Our ability to obtain capital through sales of bitcoin would also be impacted by declines in the price of bitcoin.

We have raised capital to finance our strategic growth of our business through public offerings of our common stock, including through our at-the-market offering program, and we expect to need to raise additional capital through similar public offerings to finance the completion of current and future expansion initiatives. Utilizing those sources may be more challenging in the current financial market conditions, in particular where trading volume is diminished. We may not be able to obtain additional debt or equity financing on favorable terms, if at all, which could impair our growth and adversely impact our existing operations.

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

The value of bitcoin has historically been subject to wide swings. Because we do not currently hedge our investment in bitcoin and do not intend to for the foreseeable future, we are directly exposed to bitcoin’s price volatility and surrounding risks.

While bitcoin prices are determined primarily using data from various exchanges, over-the-counter markets and derivative platforms, they have historically been volatile and are impacted by a variety of factors. Such factors include, but are not limited to, the worldwide growth in the adoption and use of bitcoins, the maintenance and development of the software protocol of the bitcoin network, changes in consumer demographics and public tastes, fraudulent or illegitimate actors, real or perceived scarcity, and political, economic, regulatory or other conditions. Furthermore, pricing may be the result of, and may continue to result in, speculation regarding future appreciation in the value of bitcoin, or our share price, making prices more volatile.

Currently, we do not use a formula or specific methodology to determine whether or when we will sell bitcoin that we hold, or the number of bitcoins we will sell. Rather, decisions to hold or sell bitcoins are currently determined by management by analyzing forecasts and monitoring the market in real time. Such decisions, however well-informed, may result in untimely sales and even losses, adversely affecting an investment in us. At this time, we do not anticipate engaging in any hedging activities related to our holding of bitcoin; this would expose us to substantial decreases in the price of bitcoin.

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

Halving is a process designed to control the overall supply and reduce the risk of inflation in cryptocurrencies using a Proof-of-Work consensus algorithm. In an event referred to as bitcoin “halving,” the bitcoin reward for mining any block is cut in half. For example, the mining reward for bitcoin declined from 12.5 to 6.25 bitcoin on May 11, 2020. This process is scheduled to occur once every 210,000 blocks, or roughly four years, until the total amount of bitcoin rewards issued reaches 21 million, which is expected to occur around 2140. Once 21 million bitcoin are generated, the network will stop producing more. Currently, there are more than 19 million bitcoin in circulation. While bitcoin prices have had a history of price fluctuations around halving events, there is no guarantee that the price change will be favorable or would compensate for the reduction in mining reward. If a corresponding and proportionate increase in the price of bitcoin does not follow these anticipated halving events, the revenue from our mining operations would decrease, and we may not have an adequate incentive to continue mining and may cease mining operations altogether, which may adversely affect an investment in us.

Furthermore, such reductions in bitcoin rewards for uncovering blocks may result in a reduction in the aggregate hashrate of the bitcoin network as the incentive for miners decreases. Miners ceasing operations would reduce the collective processing power on the network, which would adversely affect the confirmation process for transactions and make the bitcoin network more vulnerable to malicious actors or botnets obtaining control in excess of 50 % of the processing power active on the blockchain. Such events may adversely affect our activities and an investment in us.

Our reliance on a third-party mining pool service provider for our mining revenue payouts may adversely affect an investment in us.

We currently rely on Foundry Digital’s (“pool”), open access mining pool that support bitcoin, to receive our mining rewards and fees from the network. Our pool has the sole discretion to modify the terms of our agreement at any time, and, therefore, our future rights and relationship with our pool may change. In general, mining pools allow miners to combine their computing and processing power, increasing their chances of solving a block and getting rewarded by the bitcoin network. The rewards, distributed proportionally to our contribution to the pool’s overall mining power, are distributed by the pool operator. Should our pools’ operator systems suffer downtime due to a cyber-attack, software malfunction or other similar issues, it will negatively impact our ability to mine and receive revenue. Furthermore, while we receive daily reports from our pools detailing the total processing power provided to the pools and the proportion of that total processing power, we provided to determine the distribution of rewards to us, we are dependent on the accuracy of our pool’s record keeping. Therefore, we have little means of recourse against our pools’ operators if we determine the proportion of the reward paid out to us by the mining pool operator is incorrect, other than leaving the pools. If we are unable to consistently obtain accurate proportionate rewards from our pools, we may experience reduced rewards for our efforts, which would have an adverse effect on our business and operations.

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

We currently mine bitcoin by contributing to and benefiting from our pools’ processing power. Our share of bitcoins mined from our pools are initially received by us in wallets we control, which are maintained by Coinbase Inc., a U.S. based digital assets exchange. We currently sell the majority of the bitcoin we mine and utilize hot wallets to hold this bitcoin immediately prior to selling for working capital purposes. We hold any remainder of our bitcoin in cold storage. Bitcoins we mine or hold for our own account may be subject to loss, theft or restriction on access. Hackers or malicious actors may launch attacks to steal, compromise or secure bitcoins, such as by attacking the bitcoin network source code, exchange miners, third-party platforms (including Coinbase), cold and hot storage locations or software, or by other means. We may be in control and possession of substantial holdings of bitcoin, and as we increase in size, we may become a more appealing target of hackers, malware, cyber-attacks or other security threats. Any of these events may adversely affect our operations and, consequently, our investments and profitability.

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

For example, in the first half of 2022, each of Celsius Network, Voyager Digital Ltd., and Three Arrows Capital declared bankruptcy, resulting in a loss of confidence in participants of the digital asset ecosystem and negative publicity surrounding digital assets more broadly. In November 2022, FTX, the third largest digital asset exchange by volume at the time, halted customer withdrawals and shortly thereafter, FTX and its subsidiaries filed for bankruptcy.

In response to these events, the digital asset markets, including the market for bitcoin specifically, have experienced extreme price volatility and several other entities in the digital asset industry have been, and may continue to be, negatively affected, further undermining confidence in the digital assets markets and in bitcoin. These events have also negatively impacted the liquidity of the digital assets markets as certain entities affiliated with FTX engaged in significant trading activity. If the liquidity of the digital assets markets continues to be negatively impacted by these events, digital asset prices (including the price of bitcoin) may continue to experience significant volatility and confidence in the digital asset markets may be further undermined. These events are continuing to develop and it is not possible to predict at this time all of the risks that they may pose to us, our service providers or on the digital asset industry as a whole.

A perceived lack of stability in the digital asset exchange market and the closure or temporary shutdown of digital asset exchanges due to business failure, hackers or malware, government-mandated regulation, or fraud, may reduce confidence in digital asset networks and result in greater volatility in cryptocurrency values. These potential consequences of a digital asset exchange’s failure could adversely affect an investment in us.

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

Bitcoin transactions are irreversible and stolen or incorrectly transferred bitcoins may thus be irretrievable. While we exchange our bitcoins directly for U.S. dollars on Coinbase and do not presently use, or expect to use, our bitcoins for any other transactions other than limited payroll related payments, any incorrectly executed or fraudulent bitcoin transactions may still adversely affect our investments and assets.

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

At this time, there is no specifically enumerated U.S. or foreign governmental, regulatory, investigative or prosecutorial authority or mechanism through which to bring an action or complaint regarding missing or stolen cryptocurrency; though law enforcement agencies like the FBI have recovered stolen bitcoin, that recovery has required significant amounts of time. To the extent that we are unable to recover our losses from such action, error or theft, such events could have a material adverse effect on our business, prospects or operations of and potentially the value of any bitcoin we mine or otherwise acquire or hold for our own account.

The sale of our bitcoins to pay for expenses at a time of low bitcoin prices could adversely affect an investment in us.

We sell our bitcoins to pay for operating expenses and growth on an as-needed basis. Consequently, we may sell our bitcoins at a time when bitcoin prices are low, which could adversely affect an investment in us. At this time, we do not engage in contractual or financial hedging activities related to our bitcoin holdings to mitigate potential decreases in the price of bitcoin. See the above risk factor entitled, “The value of bitcoin has historically been subject to wide swings. Because we do not currently hedge our investment in bitcoin and do not intend to for the foreseeable future, we are directly exposed to bitcoin’s price volatility and surrounding risks."

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

Mining operations are costly and our expenses may increase in the future. Increases in mining expenses may not be offset by corresponding increases in revenue (i.e. the value of bitcoin mined). Our expenses may become greater than we anticipate, and our investments to make our business more cost-efficient may not succeed. Further, even if our expenses remain the same or decline, our revenues may not exceed our expenses to the extent the price of bitcoin continues to decrease without a corresponding decrease in bitcoin network difficulty. Increases in our costs without corresponding increases in our revenue would adversely affect our profitability and could seriously harm our business and an investment in us.

The properties included in our mining operation may experience damages, including damages that may not be covered by insurance.

Our current mining locations and any future sites we establish will be subject to a variety of risks relating to physical condition and operation, including but not limited to:

•
construction or repair defects or other structural or building damage; any noncompliance with or liabilities under applicable environmental, health or safety regulations or requirements or building permit requirements;
•
any damage resulting from natural disasters and climate change, such as hurricanes, earthquakes, fires, floods and windstorms; and
•
claims by employees and others for injuries sustained at our properties.

Although our mining sites are equipped with standard security measures normally associated with a traditional data center, and insured by tier one insurance providers, our mining sites could still be rendered inoperable, temporarily or permanently, as a result of a fire or other natural disaster or by a terrorist or other events outside of our control. The measures we take to prevent and insure against these risks may not be sufficient or effective.

We are subject to risks associated with our need for significant electrical power.

The operation of a bitcoin mining facility requires significant amounts of electrical power. Any mining site we currently operate or establish in the future can only be successful if we can continue to obtain sufficient electrical power for that site on a cost-effective basis. We currently have four fully-owned campuses and operate additional miners under two active hosting agreements, each of which have unique power agreements. Geopolitical events including the war in Ukraine and inflationary impacts have caused power prices to increase worldwide; if power prices continue to increase while bitcoin prices decrease, it would impact our ability to profitability mine bitcoin.

We may curtail the energy used by our mining operations in times of heightened energy prices or in the case of a grid-wide electricity shortage either voluntarily or by agreement with utility providers. We may also encounter other situations where utilities or government entities restrict or prohibit the provision of electricity to mining operations. In these cases, our ability to produce bitcoin may be negatively affected.

Because we also expect to expand to additional sites, there may be significant competition for suitable locations with access to affordable power.

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

Further, one of our key strategies is to use sustainable and environmentally friendly sources of energy, including nuclear energy sources. To the extent we are unable to obtain sustainable sources of energy on a cost-effective basis and execute on this strategy, our business could be adversely affected.

Increased scrutiny and changing expectations from stakeholders with respect to our ESG practices and the impacts of climate change may result in additional costs or risks.

Companies across many industries are facing increasing scrutiny related to their environmental, social, and governance (“ESG”) practices. Investor advocacy groups, certain institutional investors, investment funds and other influential investors are also increasingly focused on ESG practices and in recent years have placed increasing importance on the non-financial impacts of their investments. In May 2021, the SEC proposed rule changes that would require public companies to include certain climate-related disclosures in their periodic reports, including information about climate-related risks that are reasonably likely to have a material impact on their business, results of operations, or financial condition, and certain climate-related financial statement metrics in a note to their audited financial statements. The SEC noted that such rule changes were proposed in response to investor demands for consistent and comparable data on climate change. Furthermore, increased public awareness and concern regarding environmental risks, including global climate change, may result in increased public scrutiny of our business and our industry, and our management team may divert significant time and energy away from our operations and towards responding to such scrutiny and reassuring our employees.

In addition, the physical risks of climate change may impact the availability and cost of materials and natural resources, sources and supply of energy, demand for bitcoin and other cryptocurrencies, and could increase our insurance and other operating costs, including, potentially, to repair damage incurred as a result of extreme weather events or to renovate or retrofit facilities to better withstand extreme weather events. If environmental laws or regulations or industry standards are either changed or adopted and impose significant operational restrictions and compliance requirements on our operations, or if our operations are disrupted due to physical impacts of climate change, our business, capital expenditures, results of operations, financial condition and competitive position could be negatively impacted.

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

From time to time, as market conditions change, large holders of bitcoin may sell large amounts all at once into the market, thereby constraining the growth of the price of bitcoin.

There are very large holders of bitcoin, including other miners, that may choose or be forced to sell large quantities of bitcoin all at once or over a short period of time. Such an increase in selling volume could create downward pressure on the market price of bitcoin.

Potential that, in the event of a bankruptcy filing by a custodian, bitcoin held in custody could be determined to be property of a bankruptcy estate and we could be considered a general unsecured creditor thereof.

The treatment of bitcoins held by custodians that file for bankruptcy protection is uncharted territory in U.S. Bankruptcy law. We cannot say with certainty whether bitcoin held in custody by a bankrupt custodian would be treated as property of a bankruptcy estate and, accordingly, whether the owner of that bitcoin would be treated as a general unsecured creditor.

There are risks related to technological obsolescence, the vulnerability of the global supply chain for cryptocurrency hardware disruption, and difficulty in obtaining new hardware which may have a negative effect on our business.

As our mining facility operates, our miners experience ordinary wear and tear, and may also face more significant malfunctions caused by a number of extraneous factors beyond our control. The degradation of our miners will require us to, over time, to repair or replace miners which are no longer functional. Additionally, as technology evolves, we may be required to acquire newer models of miners to remain competitive in the market. This upgrading process requires substantial capital investment, and we may face challenges in doing so on a timely and cost-effective basis.

Further, the global supply of miners is unpredictable and presently heavily dependent on manufacturers headquartered in China, with manufacturing in Asia, which was severely affected by the emergence of the COVID-19 coronavirus global pandemic. We currently utilize several types of ASIC miners as part of our mining operation, including Bitmain Antminers, Canaan Avalon miners and MicroBT WhatsMiners, all of which are produced in China, Malaysia, Indonesia and Thailand. Geopolitical matters, including the U.S. relationship with China, may impact our ability to import ASIC miners. As a result, we may not be able to obtain adequate replacement parts for our existing miners or obtain additional miners from manufacturers on a timely basis. Such events could have a material adverse effect on our business, prospects or operations and potentially the value of any bitcoin we mine or otherwise acquire or hold for our own account, and harm investors.

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

If we fail to grow our hashrate, we may be unable to compete, and our results of operations could suffer.

Generally, a bitcoin miner’s chance of solving a block on the bitcoin blockchain and earning a Bitcoin reward is a function of the miner’s hashrate (i.e., the amount of computing power devoted to supporting the Bitcoin blockchain), relative to the global network hashrate. As demand for bitcoin has increased, the global network hashrate has increased, and to the extent more adoption of bitcoin occurs, we would expect the demand for bitcoin would increase, drawing more mining companies into the industry and further increasing the global network hashrate. As new and more powerful miners are deployed, the global network hashrate will continue to increase, meaning a miner’s percentage of the total daily rewards will decline unless it deploys additional hashrate at pace with the growth of global hashrate. Accordingly, to compete in this highly competitive industry, we believe we will need to continue to acquire new miners, both to replace those lost to ordinary wear-and-tear and other damage, and to increase our hashrate to keep up with a growing global network hashrate.

We plan to grow our hashrate, in part, by acquiring newer, more effective, and energy-efficient miners. These new miners are highly specialized servers that are very difficult to produce at scale. As a result, there are limited producers capable of producing large numbers of sufficiently effective miners. The cost of these miners is directly correlated to bitcoin prices and the profitability of bitcoin mining. Demand for new miners increased in response to increased bitcoin prices in 2021 followed by a decreased in demand due to falling bitcoin prices in 2022. We observed the price of these new miners followed changes in demand, resulting in elevated machine prices when bitcoin mining economics are high and significantly lower prices when these economics are strained. As a result, positive bitcoin economics may negatively impact our future equipment costs and the increase the competition to secure mining equipment. If we can’t acquire sufficient numbers of new miners or access sufficient capital to fund our acquisitions, our results of operations and financial condition may be adversely affected, which could adversely affect investments in our securities.

Our business has been, and in the future may be, subject to risks arising from pandemic, epidemic, or an outbreak of diseases, such as the outbreak of the COVID-19 pandemic.

On March 11, 2020, the World Health Organization declared the COVID-19 outbreak to be a pandemic. Since then, COVID-19 spread across the globe and impacted worldwide economic activity, including through quarantines, travel bans and restrictions, shelter-in-place orders, shutdowns of businesses, reductions in business activity, supply chain interruptions and overall economic and financial market instability. These measures impacted, and may further impact, our workforce and operations, as well as the operations of our customers, our partners and our vendors and suppliers. Our critical business operations, including our headquarters, and many of our key suppliers, are located in regions which have been and continue to be impacted by COVID-19. Our suppliers worldwide have also been affected by COVID-19 and may continue to experience material impacts well beyond the end of the pandemic.

Specifically, the manufacture of components of our products, the final assembly of our products, and other critical operations are concentrated in China and other geographic locations that have been impacted by COVID-19 and in which local governments continue to take measures to try to contain the pandemic. There is considerable uncertainty regarding the impact of such measures and potential future measures, including restrictions on manufacturing facilities, on our support operations or workforce, or on our customers, partners, vendors and suppliers. Such measures, as well as restrictions on or disruptions of transportation, such as reduced availability or increased cost of air transport, port closures, and increased border controls or closures, could limit our capacity to meet customer demand and have a material adverse effect on our financial condition and results of operations.

The COVID-19 pandemic and other factors have adversely affected our supply chain, consistent with its effect across many industries, including creating shipping and logistics challenges and placing significant limits on component supplies. They have also significantly increased the costs of shipping miners, related components and infrastructure. We expect these impacts, including potentially delayed product availability, to continue for as long as the global supply chain is experiencing these challenges.

In addition, while the extent and duration of the COVID-19 pandemic on the global economy and our business in particular are difficult to assess or predict, the pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, which may reduce our ability to access capital or our customers’ ability to pay us for past or future purchases, which could negatively affect our working capital and liquidity. A recession or financial market correction resulting from the lack of containment and spread of COVID-19 could impact overall spending, adversely affecting demand for bitcoin, our business, and the value of our common stock.

The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. The extent of the impact of the COVID-19 pandemic on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, will depend on future developments, including, but not limited to, the duration and continued spread of the pandemic, its severity, further related restrictions on travel, any reopening plans worldwide, the effectiveness of actions taken in the United States and other countries to contain and treat the disease, including, without limitation, the effectiveness and timing of vaccination initiatives in the United States and worldwide and the duration, timing, and severity of the impact on customer spending, including any recession resulting from the pandemic, all of which are uncertain and cannot be predicted. An extended period of global supply chain and economic disruption as a result of the COVID-19 pandemic, even after the pandemic subsides worldwide, could have a materially adverse impact on our business, results of operations, access to sources of capital and financial condition, though the full extent and duration of any such impact is also uncertain.

Global economic conditions, including continuing or worsening inflationary issues and associated changes in monetary policy and potential economic recession, and geopolitical events such as the Russia-Ukraine conflict, the subsequent imposition of sanctions as a result of the Russia-Ukraine conflict could adversely affect our business, financial condition and results of operations.

General economic and political conditions such as economic recessions, interest rates, rising inflation, commodity prices, foreign currency fluctuations, international tariffs, social, political and economic risks, hostilities or the perception that hostilities may be imminent, military conflict and acts of war, including further escalation of the Russia-Ukraine conflict and the related response, including sanctions or other restrictive actions, by the United States and/or other countries could adversely impact our business, supply chain or partners. While the price of bitcoin miners has dropped as the price of bitcoin has dropped, the U.S. inflation rate has steadily increased since 2021 and into 2022. These inflationary pressures, as well as disruptions in our supply chain, have increased the costs of most other goods, services and personnel, which have in turn caused our capital expenditures and operating costs to rise. Sustained levels of high inflation caused the U.S. Federal Reserve and other central banks to increase interest rates, which have raised the cost of acquiring capital and reduced economic growth, either of which—or the combination thereof—could hurt the financial and operating results of our business. In addition, the extent and duration of the situation in Ukraine, resulting sanctions and resulting future market disruptions are impossible to predict, but could be significant.

The effects of such global economic conditions, including continuing or worsening inflationary issues and associated changes in monetary policy or potential economic recession, and geopolitical events could adversely affect our ability to access the capital and other financial markets, and if so, we may need to consider alternative sources of funding for some of our growth and operations and for working capital, which may increase our cost of, as well as adversely impact our access to, capital.

Divestitures and discontinued operations could negatively impact our business, and retained liabilities from businesses that we have sold could adversely affect our financial results.

In connection with the execution of our strategy to focus entirely on bitcoin mining, we have completed several divestitures, including the divestiture of a part of our former energy business. We intend to make further dispositions in connection with our non-bitcoin mining related businesses, which we may not be able to complete on favorable terms or at all. If we do not realize the expected benefits of these divestitures or our post-completion liabilities and continuing obligations are substantial and exceed our expectations, our financial position, results of operations and cash flows could be negatively impacted.

As a result of such dispositions, bitcoin mining is now the sole driver of our business and revenues and is expected to continue to be the source of substantially all of our revenues for the foreseeable future, which has the effect of increasing our exposure to the risks described in this Annual Report.

Further, in the course of our discontinued operations, we may become subject to legal actions based on a claim that our legacy energy products are or were defective in workmanship or have caused personal or other injuries. We may also be subject to lawsuits and other claims in the future if our legacy products or installed systems malfunction, including, for example, if any of our energy system offerings (such as installed racking systems, photovoltaic modules, batteries, inverters, or other products) causes injuries. Because energy systems and many of our other current and anticipated products are electricity-producing devices, it is possible that customers or their property could be injured or damaged by our products, whether due to product malfunctions, defects, improper installation or other causes. Further, since our products are used in systems that are made up of components sourced from third party manufacturers, we may be subject to product liability claims even if our products do not malfunction. Additionally, any of our products could be subject to recalls due to product malfunctions or defects.

The successful assertion of product liability claims against us could result in potentially significant monetary damages that could require us to make significant payments, as well as subject us to adverse publicity, damage our reputation and competitive position. We rely on third-party manufacturing warranties, warranties provided by our manufacturing partners and our general liability insurance to cover product liability claims and have not obtained separate product liability insurance. Such warranties and insurance coverage may not be adequate to cover all potential claims. Moreover, even if such warranties and insurance coverage are sufficient, any successful claim could significantly harm our business, reputation, financial condition and results of operations.

Risks Related to Governmental Regulation and Enforcement Operations

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

If the SEC or another regulatory body considers bitcoin to be a security under U.S. securities laws, we may be required to comply with significant SEC registration and/or other requirements.

In general, novel or unique assets such as bitcoin and other digital assets may be classified as securities if they meet the definition of investment contracts under U.S. law. In recent years, the offer and sale of digital assets other than bitcoin, most notably Kik Interactive Inc.’s Kin tokens and Telegram Group Inc.’s TON tokens, have been deemed to be investment contracts by the SEC. While we believe that bitcoin is unlikely to be considered an investment contract, and thus a security under the investment contract definition, we cannot provide any assurances that digital assets that we mine or otherwise acquire or hold for our own account, including bitcoin, will never be classified as securities under U.S. law. This would obligate us to comply with registration and other requirements by the SEC and, therefore, cause us to incur significant, non-recurring expenses, thereby materially and adversely impacting an investment in the Company.

It may be illegal now, or in the future, to mine, acquire, own, hold, sell or use bitcoin or other cryptocurrencies, participate in blockchains or utilize similar cryptocurrency assets in one or more countries, the ruling of which could adversely affect us.

Although currently cryptocurrencies generally are not regulated or are lightly regulated in most countries, several countries, such as China, India and Russia, may continue taking regulatory actions in the future that could severely restrict the right to mine, acquire, own, hold, sell or use these cryptocurrency assets or to exchange for local currency. For example, in China and Russia (India is currently proposing new legislation), it is illegal to accept payment in bitcoin and other cryptocurrencies for consumer transactions and banking institutions are barred from accepting deposits of cryptocurrencies. In addition, in March 2021, the governmental authorities for the Chinese province of Inner Mongolia banned bitcoin mining in the province due to the industry’s intense electrical power demands and its negative environmental impacts. If other countries, including the U.S., implement similar restrictions, such restrictions may adversely affect us. For example, in New York State, a moratorium on certain bitcoin mining operations that run on carbon-based power sources was signed into law on November 22, 2022. Such circumstances could have a material adverse effect on us, which could have a material adverse effect on our business, prospects or operations and potentially the value of any bitcoin or other cryptocurrencies we mine or otherwise acquire or hold for our own account, and thus harm investors.

Changing environmental regulation and public energy policy may expose our business to new risks.

Our bitcoin mining operations require a substantial amount of power and can only be successful, and ultimately profitable, if the costs we incur, including for electricity, are lower than the revenue we generate from our operations. As a result, any mine we establish can only be successful if we can obtain sufficient electrical power for that mine on a cost-effective basis, and our establishment of new mines requires us to find locations where that is the case. For instance, our plans and strategic initiatives for expansion are based, in part, on our understanding of current environmental and energy regulations, policies, and initiatives enacted by federal, New York State and Georgia State regulators. If new regulations are imposed, or if existing regulations are modified, the assumptions we made underlying our plans and strategic initiatives may be inaccurate, and we may incur additional costs to adapt our planned business, if we are able to adapt at all, to such regulations.

In addition, there continues to be a lack of consistent climate legislation, which creates economic and regulatory uncertainty for our business because the bitcoin mining industry, with its high energy demand, may become a target for future environmental and energy regulation. New legislation and increased regulation regarding climate change could impose significant costs on us and our suppliers, including costs related to increased energy requirements, capital equipment, environmental monitoring and reporting, and other costs to comply with such regulations. Further, any future climate change regulations could also negatively impact our ability to compete with companies situated in areas not subject to such limitations. For example, the recently passed legislation in the state of New York imposing a moratorium on certain bitcoin mining operations that run carbon-based power.

Given the political significance and uncertainty around the impact of climate change and how it should be addressed, we cannot predict how legislation and regulation will affect our financial condition and results of operations. Further, even without such regulation, increased awareness and any adverse publicity in the global marketplace about potential impacts on climate change by us or other companies in our industry could harm our reputation. Any of the foregoing could result in a material adverse effect on our business and financial condition.

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

As an open-source project, bitcoin does not generate revenues for its contributors, and contributors are generally not compensated for maintaining and updating the bitcoin network protocol. The lack of guaranteed financial incentives for contributors to maintain or develop the bitcoin network and the lack of guaranteed resources to adequately address emerging issues with the bitcoin network may reduce incentives to address the issues adequately or in a timely manner. To the extent that contributors may fail to adequately update and maintain the bitcoin network protocol, it could have a material adverse effect on our business, prospects, or operations and potentially the value of any bitcoin we mine or otherwise acquire or hold for our own account.

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

Specifically, the trading price of our common stock has already been correlated, and, in the future, as we continue to expand our bitcoin mining business, may be increasingly correlated, to the trading prices of bitcoin. Bitcoin companies' stock have shown volatility relative to bitcoin, with many such stocks outperforming bitcoin in 2020 and 2021, but underperforming relative to bitcoin in 2022. Bitcoin and other cryptocurrency market prices, which have historically been volatile and are impacted by a variety of factors (including those discussed herein), are determined primarily using data from various exchanges, over-the-counter markets and derivative platforms. As noted elsewhere herein, while we had no direct exposure to FTX, the failure or insolvency of large exchanges like FTX may cause the price of bitcoin to fall and decrease confidence in the ecosystem, which could negatively impact our stock price. Furthermore, such prices may be subject to factors such as those that impact commodities, more so than business activities, which could be subjected to additional influence from fraudulent or illegitimate actors, real or perceived scarcity, and political, economic, regulatory or other conditions. Pricing may be the result of, and may continue to result in, speculation regarding future appreciation in the value of bitcoin, or our share price, inflating and making their market prices more. For example, the closing sales price of our common stock on January 3, 2022 was $9.59 and the closing price of bitcoin was $46,458 and, as of September 30, 2022, our closing sales price of our common stock was $3.18, and the closing price of Bitcoin was $19,431.

In addition, the stock markets in general have often experienced volatility, including, most recently, in the wake of COVID-19, that has sometimes been unrelated or disproportionate to the operating performance of particular companies. These broad market fluctuations have caused, and may continue to cause, the trading price of our common stock to decline. A continuation or worsening of the levels of market disruption and volatility seen in the recent past could have an adverse effect on our ability to access capital, on our business, financial condition, results of operations, cash flow and prospects, and on the market price of our common stock. In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been brought against that company. We may become involved in this type of litigation in the future. Litigation of this type may be expensive to defend and may divert our management’s attention and resources from the operation of our business.

We have the right to designate and issue additional shares of preferred stock. If we were to designate and/or issue additional preferred stock, it is likely to have rights, preferences and privileges that may adversely affect the common stock.

We are authorized to issue 10,000,000 shares of blank-check Preferred Stock, with such rights, preferences and privileges as may be determined from time to time by our Board of Directors. Our Board of Directors is empowered, without stockholder approval, to issue Preferred Stock in one or more series, and to fix for any series the dividend rights, dissolution or liquidation preferences, redemption prices, conversion rights, voting rights, and other rights, preferences and privileges for the Preferred Stock. Currently, 2,000,000 shares are designated as Series A Preferred Stock, of which 1,750,000 shares are outstanding. The holders of our Series A Preferred Stock entitled to have the Company redeem each share of Series A Preferred Stock for three shares of our common stock only if a change of control event (as defined in the certificate of designation) occurs, and they are entitled to vote together with the holders of the Company’s common stock on all matters submitted to stockholders at a rate of forty-five (45) votes for each share of Series A Preferred Stock held.

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

We are currently the subject of a shareholder class action, and may be subject to shareholder litigation in the future; our costs of defending such litigation, arbitration and other proceedings and any adverse outcome of such litigation, arbitration or other proceeding may have a material adverse effect on our business and the results of our operations.

We are currently, and may from time to time in the future be, involved in and subject to material litigation and other legal proceedings. In particular, on January 20, 2021, a purported shareholder of our company, individually and on behalf of all others similarly situated (together, the “Class”), filed a putative class action complaint (the “Class Complaint”) in the United States District Court for the Southern District of New York against us and certain members of our executive management team. The Class Complaint alleges that, between December 31, 2020 and January 14, 2021, we and certain members of our executive management team failed to disclose certain material information to investors and that, as a result of the foregoing, our positive statements about our business, operations, and prospects were materially misleading and/or lacked a reasonable basis. The claims made in the Class Complaint appear to be derived from a short seller report that was published about us.

We have financed our strategic growth primarily by issuing new shares of our common stock in public offerings, which dilutes the ownership interests of our current stockholders, and which may adversely affect the market price of our securities.

We have raised capital to finance our strategic growth of our business through public offerings of our common stock, including through our at-the-market offering program, and we expect to need to raise additional capital through similar public offerings to finance the completion of current and future expansion initiatives. Utilizing those sources may be more challenging in the current financial market conditions, in particular where trading volume is diminished. We may not be able to obtain additional debt or equity financing on favorable terms, if at all, which could impair our growth and adversely impact our existing operations. If we raise additional equity financing, our stockholders may experience significant dilution of their ownership interests, and the per share value of our common stock could decline. Furthermore, if we engage in debt financing, the holders of any debt we issue would likely have priority over the holders of shares of our common stock in terms of order of payment preference. We may be required to accept terms that restrict our ability to incur additional indebtedness or take other actions including terms that require us to maintain specified liquidity or other ratios that could otherwise not be in the interests of our stockholders.

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

Our indebtedness could adversely affect our financial health and prevent us from fulfilling our debt obligations.

In April 2022, we entered into a Master Equipment Financing Agreement with Trinity Capital Inc., as the lender (the “Financing Agreement”). The Financing Agreement provides for up to $35 million of borrowings to finance our acquisition of blockchain computing equipment. We received a loan of $20 million at close, with the remaining $15 million fundable upon our request no later than December 31, 2022, As of the date of this filing $16,058,383 in principal is outstanding and due to Trinity Capital Inc.

Our indebtedness could:

•increase our vulnerability to general adverse economic and industry conditions;

•require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions, research and development efforts and other general corporate purposes;

•limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•place us at a competitive disadvantage compared to our competitors that have less debt;

•result in greater interest rate risk and volatility;

•limit our ability to borrow additional funds; and

•make it more difficult for us to satisfy our obligations with respect to our debt, including our obligation to repay our Financing Agreement under certain circumstances, or refinance our indebtedness on favorable terms or at all.

We incur significant costs and demands upon management and accounting and finance resources as a result of complying with the laws and regulations affecting public companies; any failure to establish and maintain adequate internal controls and/or disclosure controls or to recruit, train and retain necessary accounting and finance personnel could have an adverse effect on our ability to accurately and timely prepare our financial statements and otherwise make timely and accurate public disclosure.

As a public company, we incur significant administrative, legal, accounting and other burdens and expenses beyond those of a private company, including public company reporting obligations and Nasdaq listing requirements. In particular, we have needed, and continue to need, to enhance and supplement our internal accounting resources with additional accounting and finance personnel with the requisite technical and public company experience and expertise to enable us to satisfy such reporting obligations. Any failure to maintain an effective system of internal controls (including internal control over financial reporting) could limit our ability to report our financial results accurately and on a timely basis, or to detect and prevent fraud and could expose us to regulatory enforcement action and shareholder claims.

Furthermore, as a non-accelerated filer under the Exchange Act, we are not required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002, but we are required to document and test our internal control procedures and prepare annual management assessments of the effectiveness of our internal control over financial reporting. Therefore, our internal controls over financial reporting will not receive the level of review provided by the process relating to the auditor attestation included in annual reports of issuers that are subject to the auditor attestation requirements, which may adversely impact market perception of our business and our common shares. Our assessments must include disclosure of identified material weaknesses in our internal control over financial reporting. The existence of one or more material weaknesses could affect the accuracy and timing of our financial reporting. Testing and maintaining internal control over financial reporting involves significant costs and could divert management’s attention from other matters that are important to our business. Additionally, we may not be successful in remediating any deficiencies that may be identified. If we are unable to remediate any such deficiencies or otherwise fail to establish and maintain adequate accounting systems and internal control over financial reporting, or we are unable to continue to recruit, train and retain necessary accounting and finance personnel, we may not be able to accurately and timely prepare our financial statements and otherwise satisfy our public reporting obligations.

During our fiscal year ended September 30, 2022, our management conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2022 and concluded that, as of September 30, 2022, our internal controls were effective. Any inaccuracies in our financial statements or other public disclosures (in particular, if resulting in the need to restate previously filed financial statements), or delays in our making required SEC filings, whether as a result of our internal controls over financial reporting or disclosure controls and procedures or otherwise, could have a material adverse effect on the confidence in our financial reporting, our credibility in the marketplace and the trading price of our common shares.

We qualify as a smaller reporting company, and, under the smaller reporting company rules, we are subject to scaled disclosure requirements that may make it more challenging for investors to analyze our results of operations and financial prospects.

Currently, we qualify as a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act. We have elected to provide disclosure under the smaller reporting company rules and, therefore, are subject to decreased disclosure obligations in our filings with the SEC, including being required to provide only two years of audited financial statements in our annual reports. Consequently, it may be more challenging for investors to analyze our results of operations and financial prospects.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

On October 8, 2022, the Company, through its wholly owned subsidiary, CSRE Properties Sandersville, LLC, closed on the acquisition of a lease for real property and the purchase of tangible property located at 2015 George J. Lyons, Sandersville, Georgia 31082. The property is located in Washington County and consists of 41 existing modular data centers. The Company intends to utilize the property to conduct its bitcoin mining activities.

On August 17, 2022, the Company, through its wholly owned subsidiary, CSRE Properties Washington, LLC, closed on the purchase of real property located at 197 Dixie Wood Road, Washington, Georgia, 30673 (the "Washington Property"). The total purchase price was $15,000,000 and the seller conveyed fee simple title by limited warranty deed. The property is located in Wilkes County, Georgia and contains approximately 27 acres. The Company intends to utilize the property to conduct its bitcoin mining activities.

On August 6, 2021, the Company, through its wholly owned subsidiary CSRE Properties Norcross, LLC, closed on the purchase of real property located at 5295 Brook Hollow Parkway, Norcross, Georgia, 30071 (the “Norcross Property”). The total purchase price was $6,550,000 and the seller conveyed fee simple title by limited warranty deed. The Norcross Property consists of an office building of approximately 86,000 square feet on approximately 7 acres of land. The Norcross Property is utilized by CleanBlok to conduct bitcoin mining activities.

On May 20, 2021, the Company, through its wholly owned subsidiary ATL, closed on the purchase of real property located at 2380 Godby Road, College Park, Georgia, 30349 (the “Godby Road Property”), which it had been leasing prior to the purchase. The total purchase price was $4,711,799 and the seller conveyed fee simple title by limited warranty deed. The Godby Road Property consists of an office/warehouse building of approximately 41,387 square feet on approximately 6 acres of land. The Godby Road Property is utilized by ATL and CleanBlok to conduct bitcoin mining activities.

On June 15, 2021, the Company entered into a lease for warehouse and office space at 2042 Corte Del Nogal, Suite C, Carlsbad, California, 92011. The 5-year lease is for an approximately 12,704 square foot industrial unit and part of a larger 47,744 square foot multi-tenant industrial flex building and requires monthly base rent payments of $11,307. The leased property was utilized by our energy business, and we intend to identify a suitable sublessor once we are no longer utilizing the space.

On August 26, 2021, the Company entered into a lease for office space at 2370 Corporate Circle, Suite 160, Henderson, Nevada, 89074. The 65-month lease is for 4,552 rentable square feet an initial base rent of $10,925 and increases 3% each year. The Corporate Circle space is utilized as the CleanSpark corporate and executive headquarters.

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

Holders of Our Common Stock

As of December 14, 2022, we had 177 registered holders of record of our common stock.

The holders of our common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of our common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to our common stock.

Dividends

There are no restrictions in our articles of incorporation, bylaws or agreements to which are currently party that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where after giving effect to the distribution of the dividend:

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

In the quarter ended December 2021, we issued an aggregate of 8,404 unregistered shares of our common stock to the Sellers of GridFabric in accordance with the Membership Interest Purchase Agreement entered into on August 31, 2020, based upon the achievement of certain milestones. The shares had a deemed aggregate value of $150,000.

The shares of common stock were issued in a transaction not involving a public offering in reliance upon an exemption from registration provided by Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder.

During the quarter ended September 30, 2022, there were no other unregistered sales of our securities that were not reported in a Current Report on Form 8-K or our Quarterly Reports on Form 10-Q.

Repurchases

The Company has not made any repurchases of shares or other units of any class of the Company’s equity securities during the fourth quarter of the fiscal year covered by this Annual Report.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion of our financial condition and results of operations for the years ended September 30, 2022 and 2021 should be read in conjunction with our consolidated financial statements and the notes to those statements that are included elsewhere in this Annual Report on Form 10-K. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as anticipate, estimate, plan, project, continuing, ongoing, expect, believe, intend, may, will, should, could, and similar expressions to identify forward-looking statements. See "Forward-Looking Statements."

Business Overview

We are a sustainable bitcoin mining operator that owns and operates facilities as well as holds contracts with co-location and hosting operators. A bitcoin mining company uses specialized computers to verify transactions on the bitcoin blockchain. Without mining, there would be no bitcoin. Prior to June 2022, we also operated in a specialized energy industry that provided advanced energy technology solutions to commercial and residential customers. Effective June 30, 2022, the Company deemed its energy operations to be discontinued operations due to its strategic decision to strictly focus on its bitcoin mining operations and divest of its energy assets. Accordingly, the Company now solely operates in one business segment. The energy segment has now been classified as held-for-sale and will be discussed in this management discussion & analysis within the "Results of Discontinued Operations" section. On November 18, 2022, we disposed of the majority of our intellectual property and software related to the energy segment. We are currently working to sell the remaining assets and inventory of the energy segment, but currently plan to maintain ownership of the patents related to the gasifier technology.

Results of Operations for the Year Ended September 30, 2022 and 2021

Bitcoin Mining Operations

Bitcoin mining revenue

We earned $130,999,686 in revenues during the year ended September 30, 2022, which was an increase of $92,153,053, or 237%, as compared with $38,846,633 in revenues for the year ended September 30, 2021 primarily due to increase in revenues from our bitcoin mining operations. Bitcoin mining revenues are determined by two main drivers; quantity of bitcoin mined and the price of bitcoin on the date the bitcoin is mined. During the fiscal year ended September 30, 2022, we mined 3,752 bitcoin with an average bitcoin price of $34,916 as compared to 899 bitcoin with an average bitcoin price of $43,232 during the year ended September 30, 2021. The increase in the quantity of bitcoin mined is primarily based on the increased number of miners in operation which increased to approximately 42,000 as of September 30, 2022. The increase in miners in operation increases our hashrate, which is our total computational power, and which when understood in the context of global hashrate, determines how much bitcoin we are able to mine.

Other services revenues

Other services revenues pertain to our data center operations for which we earned $524,759 in revenue from our data center operation for the year ended September 30, 2022, which is an increase of $84,287, or 19% as compared to $440,472 for the year ended September 30, 2021. This increase was due to a full year of data center operations during the fiscal year ended September 30, 2022, whereas the prior fiscal year saw data center operations begin in December 2020 as the result of the ATL acquisition.

Cost of revenues (exclusive of depreciation and amortization expense)

Our cost of revenues were $41,233,650 for the year ended September 30, 2022, an increase of $35,970,621, or 683%, as compared with cost of revenues of $5,263,029 for the year ended September 30, 2021. These costs were primarily related to energy costs to operate the mining equipment within our owned facilities, which was $13,554,648 for the year ended September 30, 2022, an increase of $10,610,995 as compared to $2,943,653 for the year ended September 30, 2021. We also incurred hosting fees of $22,707,539 for the year ended September 30, 2022, an increase of $20,761,197 as compared to $1,946,342 for the year ended September 30, 2021, which was the result of our co-location agreement with Coinmint. The increases in both utilities and hosting fees were due to the increases in the volume of mining equipment installed in both our owned and co-locations as well as a general increase in the cost of each MW utilized.

Professional fees

Professional fees, which consists primarily of legal, accounting and consulting fees, were $6,469,064 for the year ended September 30, 2022, a slight decrease of $68,998, or 1%, from $6,538,062 for the year ended September 30, 2021. Legal expenses were $2,713,726 for the year ended September 30, 2022, as compared to $4,496,482 in the prior year. Other professional fees, namely accounting, audit and consulting, were $3,755,338 for the year ended September 30, 2022 as compared to $2,041,580 for the year ended September 30, 2021 an increase of $1,713,758. This increase was primarily attributable to additional activity in litigation and transactional costs.

Payroll expenses

Payroll expenses increased to $40,920,163 for the year ended September 30, 2022 from $21,181,905 for the same period ended September 30, 2021. Our payroll expenses include all compensation related expenses for our employees and mainly includes salaries, wages, payroll related taxes and benefits and non-cash stock-based compensation. Payroll expenses were $9,492,676 the year ended September 30, 2022, representing a decrease of 29% from $13,450,299 in the prior year ended September 30, 2021. This decrease was primarily due to the Company’s exit from the energy business, some costs of which were classified as discontinued operations.

We grant stock-based awards to certain employees as a significant portion of our payroll related costs. Stock-based compensation, which is a non-cash expense, was $31,464,994 for the year ended September 30, 2022, an increase of $22,918,282, or 268%, from $8,546,712 the prior year ended September 30, 2021.

General and administrative expenses

General and administrative fees increased to $10,422,716 for the year ended September 30, 2022 from $5,716,465 for the same period ended September 30, 2021, representing an increase of $4,706,251. This increase was primarily attributable to increases in corporate overhead including, but not limited to, insurance premiums, travel expenses and rent expenses.

Other impairment expense (related to bitcoin)

Impairment expense in the amount of $12,210,269 was recognized for the year ended September 30, 2022 an increase of $5,602,193 as compared to $6,608,076 for the year ended September 30, 2021. The impairment expense consists of bitcoin impairments due to the general decrease in bitcoin prices during the year. Decreases in bitcoin prices for periods subsequent to the mining date are recorded as impairment expense. ASC Topic 350 -Goodwill and Other requires subsequent increases in bitcoin prices are not allowed to be recorded (unrealized gains) unless the bitcoin is sold, at which point the gain is recognized.

Realized gain on sale of bitcoin

Realized gain on sale of bitcoin decreased to $2,567,101 for the year ended September 30, 2022 from a realized gain of $3,104,378 for the year ended September 30, 2021 due to the decrease in bitcoin prices during the period.

Depreciation and amortization

Depreciation and amortization expense increased to $49,044,877 for the year ended September 30, 2022, from $8,982,123 for the same period ended September 30, 2021, an increase of $40,062,754. Depreciation expense increased by $39,676,525, or 536%, during the year ended September 30, 2022, to $47,081,550 from $7,405,025 due to increase in mining related equipment being placed in service during the comparative period. Amortization expense for the year ended September 30, 2022 was $1,963,328, a decrease of $386,230, or 24%, from $1,577,098 for the prior year ended September 30, 2021

Other Income (Expenses)

Other expense was $2,224,472 for the year ended September 30, 2022, compared with other income of $3,669,015 for the year ended September 30, 2021, which is a variance of $5,893,487. Other expense for the year ended September 30, 2022 consisted primarily of an unrealized loss on derivative security of $1,949,770 as compared to gain for the same prior year period of $2,790,387. This change between the periods is the result of a change in fair value of the underlying instrument.

Interest expense in the current fiscal year ended September 30, 2022 also increased by $932,099 to $1,077,827 from $145,728 in the prior year comparable period. This increase was due to the Company increasing the amount of long-term debt during the fiscal year ended September 30, 2022

Net Loss from Continuing Operations

Net loss from continuing operations for the year ended September 30, 2022 was $40,089,393 as compared to net loss of $8,229,162 for the year ended September 30, 2021.

Results of Discontinued Operations

Revenues from our former energy segment, which is now classified as discontinued operations remained fairly consistent for fiscal year ended September 30, 2022 from fiscal 2021, $9,667,290 and $10,151,010 respectively. The total costs and expenses for the year ended September 30, 2022 increased to $26,900,776 from $23,725,506 for the year ended September 30, 2021 primarily due to impairment expenses related to the energy business and severance related payroll expenses. As a result, the net loss from discontinued operations for the year ended September 30, 2022 increased to $17,236,961 from $13,582,848 in the prior year ended September 30, 2021. The Company expects that most costs related to discontinued operations have been incurred as of the period ended September 30, 2022 and future period costs will significantly decline in subsequent periods.

Net Loss

Net loss for the year ended September 30, 2022 was $57,326,354, in increase of $35,514,344 compared to net loss of $21,812,010 for the year ended September 30, 2021.

Non-GAAP Measure

We present adjusted EBITDA, which is not a measurement of financial performance under generally accepted accounting principles in the United States, or GAAP. Because of varying available valuation methodologies, subjective assumptions and the variety of equity instruments that can impact a company's non-cash operating expenses, CleanSpark management believes that providing this non-GAAP financial measure that exclude non-cash and non-recurring expenses allows for meaningful comparisons between the Company's core business operating results and those of other companies, as well as providing the Company with an important tool for financial and operational decision making and for evaluating its own core business operating results over different periods of time. We believe that adjusted EBITDA is also useful to investors and analysts in comparing our performance across reporting periods on a consistent basis. Adjusted EBITDA excludes (i) impacts of interest, taxes, and depreciation; (ii) significant non-cash expenses such as our share-based compensation expense, unrealized gains/losses on securities, certain financing costs, other non-cash items that we believe are not reflective of our general business performance, and for which the accounting requires management judgment, and the resulting expenses could vary significantly in comparison to other companies; (iii) significant impairment losses related to long-lived and digital assets, which include our bitcoin for which the accounting requires significant estimates and judgment, and the resulting expenses could vary significantly in comparison to other companies; and (iv) and impacts related to discontinued operations that would not be applicable to our future business activities.

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

We are providing non-GAAP adjusted earnings before interest, taxes, depreciation and amortization (“adjusted EBITDA”) that excludes the impact of interest, taxes, depreciation, amortization, our share-based compensation expense, and impairment of assets, unrealized gains/losses on securities, certain financing costs, other non-cash items, certain non-recurring expenses, and impacts related to discontinued operations; Adjusted EBITDA is a supplemental financial measure and is not a measurement of financial performance under generally accepted accounting principles in the United States (“GAAP”) and, as a result, this supplemental financial measure may not be comparable to similarly titled measures of other companies. Management uses adjusted EBITDA, a non-GAAP financial measure internally to help understand, manage, and evaluate our business performance and to help make operating decisions.

Non-GAAP financial measures are subject to material limitations as they are not in accordance with, or a substitute for, measurements prepared in accordance with GAAP. For example, we expect that share-based compensation expense, which is excluded from the adjusted EBITDA, will continue to be a significant recurring expense over the coming years and is an important part of the compensation provided to certain employees, officers, and directors.

We have also excluded impairment losses on assets, including impairments of our bitcoin from adjusted EBITDA, which may continue to occur in future periods as a result of our continued holdings of significant amounts of bitcoin. Adjusted EBITDA is not meant to be considered in isolation and should be read only in conjunction with our Consolidated Financial Statements, which have been prepared in accordance with GAAP. We rely primarily on such Consolidated Financial Statements to understand, manage, and evaluate our business performance and use adjusted EBITDA only supplementally.

The following is a reconciliation of our non-GAAP adjusted EBITDA, which excludes the impact of (i) interest, taxes, depreciation, amortization; (ii) our share-based compensation expense; (iii) impairment expense; (iv) unrealized gains/losses on securities; and (v) impacts related to discontinued operations, to its most directly comparable GAAP measure (i.e., net loss) for the periods indicated:

	Years Ended September 30,
	2022	2021
Reconciliation of non-GAAP adjusted EBITDA
Net loss	$(57,326,354)	$(21,812,010)
Loss on discontinued operations	17,236,961	13,582,848
Other impairment loss (related to bitcoin)	12,210,269	6,608,076
Impairment expense - other	250,000	-
Impairment expense - goodwill	12,048,419	-
Depreciation and amortization	49,044,877	8,982,123
Share-based compensation expense	31,464,994	8,546,712
Other income	(308,036)	(544,777)
Change in fair value of contingent consideration	(305,731)	(84,198)
Realized gain on sale of bitcoin	(2,567,101)	(3,104,378)
Realized gain on sale of equity security	(665)	(179,046)
Unrealized loss of equity security	1,847	5,153
Unrealized loss (gain) of derivative security	1,949,770	(2,790,387)
Interest income	(190,540)	(221,488)
Interest expense	1,077,827	145,728
Gain on disposal of assets	(642,691)	-
Legal fees related to litigation	522,338	2,577,555
Legal fees related to financing & business development transactions	827,136	46,760
Severance expenses	404,749
PPP debt forgiveness	—	$(531,169)
Non-GAAP adjusted EBITDA	$65,698,069	$11,227,502

The following is a reconciliation of fair market value of our bitcoin holdings to the current carrying value at September 30, 2022 and 2021:

	September 30, 2022		September 30, 2021
	Carrying Value (1)	Fair Market Value (2)	Carrying Value (1)	Fair Market Value (2)
Number of Bitcoins held	595	595	627	627
Value per coin (1) (2)	$18,735	$19,403	$37,645	$43,929
Total	$11,147,478	$11,544,785	$23,603,415	$27,543,483
(1)
Value per coin is the average book value per coin determined by the number of coins held as of the balance sheet date divided by the carrying value.
(2)
Value per coin is the quoted market price as of the balance sheet date.

Liquidity and Capital Resources

Our primary requirements for liquidity and capital are working capital, inventory management, capital expenditures, public company costs and general corporate needs. We expect these needs to continue as we further develop and grow our business. For the year ended September 30, 2022, our primary sources of liquidity came from existing cash and cash equivalents, and bitcoin. Based on our current plans and business conditions, we believe that existing cash and cash equivalents and bitcoin, together with cash generated from operations will be sufficient to satisfy our anticipated cash requirements until we reach profitability, and we are not aware of any trends or demands, commitments, events or uncertainties that are reasonably likely to result in a decrease in liquidity of our assets. We are likely to require additional capital to respond to technological advancements, competitive dynamics or technologies, business opportunities, challenges, acquisitions or unforeseen circumstances and in either the short-term or long-term may determine to engage in equity or debt financings or enter into credit facilities for other reasons. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited. In particular, rising inflation and interest rates, and the conflict between Russia and Ukraine have resulted in, and may continue to result in, significant disruption and volatility in the global financial markets, reducing our ability to access capital. If we are unable to raise additional funds when or on the terms desired, our business, financial condition and results of operations could be adversely affected.

As of September 30, 2022, we had total current assets of $50,775,974, consisting of cash and cash equivalents, bitcoin, accounts receivable, inventory, prepaid expenses and other current assets, investment in debt security and related derivative asset, current assets held for sale, and total assets in the amount of $452,624,772. Our total current liabilities and total liabilities as of September 30, 2022 were $34,040,775 and $48,612,961, respectively. We had a working capital of $16,735,199 as of September 30, 2022. In addition, we have access to equity financing through our At-the-Market ("ATM") offering facility and debt financing through the lending arrangement we entered into in April 2022.

Material Cash Requirements

We are a party to many contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the consolidated balance sheet as of September 30, 2022, while others are considered future commitments. Our contractual obligations primarily consist of cancelable purchase commitments with various parties to purchase goods or services, primarily miners and equipment, entered into in the normal course of business and operating leases. The Company also has contractual obligations outside the normal course of business related to acquisitions deemed to be business combinations.

For information regarding our contractual obligations, see Contractual Obligations below and refer to Note 15, Commitments and Contingencies included elsewhere in this Annual Report. For information regarding our contractual obligations related to acquisitions deemed to be business combinations, refer to Note 4 included elsewhere in this Annual Report.

Operating Activities from Continuing Operations

Operating activities provided $77,806,160 in cash for the year ended September 30, 2022, as compared to cash outflows of $12,159,108 for the same period ended September 30, 2021. Our sale of bitcoin of $133,201,006, depreciation and amortization of $49,044,877, stock-based compensation of $31,464,994, and impairment of bitcoin of $12,210,269 were the main components of our operating cash flow for year ended September 30, 2022, offset primarily by the increase in bitcoin mining of $130,999,686, net loss of $57,326,354, and increase in prepaid and other current assets of $2,393,320. Our use of net cash in operating activities during the year ended September 30, 2021 were primarily driven by net loss from continuing operations for the period of $8,229,162, bitcoin mining of $38,846,633, and unrealized gain on derivative asset of $2,790,387, offset by stock based compensation of $8,546,712, depreciation and amortization of $9,336,941, impairment of bitcoin of $6,608,076, sale of bitcoin of $11,443,132, and increase in accounts payable and accrued liabilities of $4,246,445.

Cash provided by operating activities increased significantly primarily due to increased sales of bitcoin. During the fiscal year ended September 30, 2022, the Company mined significantly more bitcoin than the prior year, resulting in greater cash proceeds generated.

Investing Activities from Continuing Operations

Cash flows used by investing activities during the year ended September 30, 2022 was $210,981,538 as compared with $228,157,922 for the year ended September 30, 2021. Our payments on miner equipment purchase and deposits of $171,181,268, purchase of fixed assets of $19,285,904, and sale of miners of $3,497,654 were the main components of our investing cash flow for the year ended September 30, 2022.

Our purchase of fixed assets of $139,234,948, and deposits on mining equipment of $89,260,010 were the main components of our negative investing cash flow for the year ended September 30, 2021. The negative cash flow from investing activities was offset by acquisition of ATL Data Center, net of cash received of $45,783 and sale of equity securities of $373,121.

Financing Activities from Continuing Operations

Cash flows generated by financing activities during the year ended September 30, 2022 amounted to $141,959,688, as compared with $268,058,393 for the year ended September 30, 2021. Our cash flows from financing activities for the year ended September 30, 2022 consisted primarily of proceeds from underwritten offering of $125,047,987 and proceeds from equipment backed loan of $19,620,356. Our cash flows from financing activities for the year ended September 30, 2021 consisted of $270,656,118 in proceeds from offerings, $3,750,932 in proceeds from the exercise of warrants and options offset by repayments of $5,882,553 on promissory notes and $288,602 in finance leases.

In June 2021, we implemented an at-the-market share offering program (“ATM Offering”), whereby we may offer and sell our shares of common stock, $0.001 par value per share, having an aggregate gross sales price of up to $500 million. During our fiscal year ended September 30, 2022, under this program, we sold 17,722,026 shares at a weighted average price of $7.06 per share, generating net proceeds of $125,047,987. The proceeds were used primarily to make acquisitions of capital equipment, including but not limited to bitcoin mining equipment, electrical infrastructure and acquisitions deemed business combinations.

Cash Flows from Discontinued Operations

The Company experienced significant cash outflows from its energy segment, which is a significant reason the Company concluded to exit the energy business segment. The cash used in the operating activities of the energy segment (discontinued operations) for the year ended September 30, 2022 was $6,362,067, as compared to cash used of $11,827,102 for the year ended September 30, 2021. The Company anticipates that the sale of its energy business will improve the future total cash provided by operating activities, and will improve liquidity to fund future growth initiatives in the bitcoin mining segment.

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

Critical Accounting Policies and Estimates

Our accounting policies are discussed in detail in the footnotes to our financial statements included in this Annual Report on Form 10-K for the year ended September 30, 2022 however we consider our critical accounting policies to be those related to revenue recognition, long-lived assets, fair value of financial instruments, bitcoin, and stock-based compensation.

Our significant estimates include estimates used to review the Company’s goodwill impairments and estimations of recoverability for long-lived assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

44

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Consolidated Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm (PCAOB ID 206)
F-3	Consolidated Balance Sheets as of September 30, 2022 and 2021;
F-4	Consolidated Statements of Operations and Comprehensive Loss for the years ended September 30, 2022 and 2021;
F-5	Consolidated Statements of Stockholders’ Equity for the years ended September 30, 2022 and 2021
F-7	Consolidated Statements of Cash Flows for the years ended September 30, 2022 and 2021;
F-9	Notes to Consolidated Financial Statements

45

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

CleanSpark, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CleanSpark, Inc. and its subsidiaries (collectively, the “Company”) as of September 30, 2022 and 2021, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2022 and 2021 , and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Evaluation of the Accounting for and Disclosure of Bitcoin Mining Revenue Recognized

As disclosed in Note 2, the Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. The Company provides computing power to the mining pools and in exchange for providing such computing power, the Company is entitled to a fractional share of the fixed cryptocurrency award the pool operator receives for successfully adding a block to the blockchain, plus a fractional share of the transaction fees attached to that block. The Company’s fractional share is based on the proportion of computing power the Company contributed to the mining pool operator to the total computing power contributed by all mining pool participants in solving the current algorithm. During the year ended September 30, 2022, the Company recognized net bitcoin mining revenue of approximately $131.0 million. We identified the accounting for and disclosure of bitcoin mining revenue recognized as a critical audit matter because, currently, no specific definitive guidance exists for the accounting for and disclosure of bitcoin mining revenue recognized in accordance with GAAP. The Company’s management has exercised significant judgment in their determination of how existing GAAP should be applied to the accounting for and disclosure of bitcoin mining revenue recognized.

The primary procedures we performed to address this critical audit matter included the following:

•

Performed a site visitation of the facilities where the Company’s mining hardware is located. The visitation included an observation of the physical and environmental controls and mining equipment inventory observation procedures;

•	Evaluated management’s rationale for the application of ASC 606 to account for bitcoin awards earned;
•	Evaluated management’s disclosures of its bitcoin activities in the financial statement footnotes;
•	Evaluated and tested management’s rationale and supporting documentation associated with the valuation of bitcoin awards earned;
•	Independently confirmed certain financial data and wallet records directly with the mining pool;
•	Compared the Company’s wallet records of bitcoin mining revenue received to publicly available blockchain records; and
•

Undertook an analytical review of total bitcoin mining revenue expected to be recognized by the Company by assessing the total hash power contributed onto the network by the Company against total block rewards and transaction fees issued over the year.

Evaluation of the Accounting for and Disclosure of Bitcoin Held

As disclosed in Note 2 to the consolidated financial statements, bitcoin held by the Company as of September 30, 2022, are accounted for as indefinite-lived intangible assets and have been included in current assets on the consolidated balance sheets. The Company’s bitcoin as of September 30, 2022 amounted to approximately $11.1 million. We identified the accounting for and disclosure of bitcoin held as a critical audit matter because, currently, no specific definitive guidance exists for the accounting for and disclosure of bitcoin held in accordance with accounting principles generally accepted in the United States (“GAAP”). The Company’s management has exercised significant judgment in their determination of how existing GAAP should be applied to the accounting for bitcoin held, the associated financial statement presentation and accompanying footnote disclosures.

The primary procedures we performed to address this critical audit matter included the following:

•

Evaluated management’s rationale for the application of Accounting Standards Codification (“ASC”) 350 to account for bitcoin held and examined management’s processes for determining the amount of impairment expense recognized;

•	Evaluated management’s rationale for the inclusion of bitcoin as a current asset on the consolidated balance sheets;
•	Independently and directly confirmed the balance and ownership of bitcoin that is in the custody of a third party;
•	Evaluated management’s disclosures of its bitcoin activities in the financial statement footnotes; and
•	Examined supporting sale and cash receipt evidence for bitcoin sales, including management’s processes for calculating any gains or losses on sales of its bitcoin.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2018.

Houston, Texas

December 14, 2022

CLEANSPARK, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2022		September 30, 2021
ASSETS
Current assets
Cash and cash equivalents, including restricted cash	$20,462,570		$18,040,327
Accounts receivable, net	27,029		307,067
Inventory	216,404		79,810
Prepaid expense and other current assets	7,930,614		2,137,801
Bitcoin	11,147,478		23,603,210
Derivative investment asset	2,955,890		4,905,660
Investment in equity security	—		260,772
Investment in debt security, AFS, at fair value	610,108		494,608
Current assets held for sale	7,425,881		7,897,066
Total current assets	$50,775,974		$57,726,321

Property and equipment, net	$376,781,380		$137,621,546
Operating lease right of use asset	550,930		663,802
Intangible assets, net	6,485,051		8,222,872
Deposits on mining equipment	12,497,111		87,959,910
Other long-term asset	3,989,652		875,538
Goodwill	—		12,048,419
Long-term assets held for sale	1,544,674		12,354,713
Total assets	$452,624,772		$317,473,121

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$24,661,860		$6,982,514
Operating lease liability	112,955		104,131
Finance lease liability	260,387		413,798
Acquisition liability	—		300,000
Contingent consideration	—		820,802
Current portion of long-term loans payable	7,786,049		—
Dividends payable	20,828		—
Current liabilities held for sale	1,198,696		1,441,777
Total current liabilities	$34,040,775	.	$10,063,022
Long-term liabilities
Operating lease liability, net of current portion	447,591		560,546
Finance lease liability, net of current portion	179,997		458,308
Loans payable, net of current portion	13,433,068		—
Long-term liabilities held for sale	511,530		674,779
Total liabilities	$48,612,961		$11,756,655

Stockholders' equity
Common stock; $0.001 par value; 100,000,000 shares authorized; 55,661,337 and 37,395,945 shares issued and outstanding as of September 30, 2022 and September 30, 2021, respectively	55,662		37,394
Preferred stock; $0.001 par value; 10,000,000 shares authorized; Series A shares; 2,000,000 authorized; 1,750,000 and 1,750,000 issued and outstanding as of September 30, 2022 and September 30, 2021, respectively	1,750		1,750
Additional paid-in capital	599,898,202		444,074,832
Accumulated other comprehensive income (loss)	110,108		(5,392)
Accumulated deficit	(196,053,911)		(138,392,118)
Total stockholders' equity	404,011,811		305,716,466

Total liabilities and stockholders' equity	$452,624,772		$317,473,121

The accompanying notes are an integral part of these consolidated financial statements.

CLEANSPARK, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the year ended
	September 30, 2022	September 30, 2021
Revenues, net
Bitcoin mining revenue, net	$130,999,686	$38,846,633
Other services revenue	524,759	440,472
Total revenues, net	131,524,445	39,287,105

Costs and expenses
Cost of revenues (exclusive of depreciation and amortization shown below)	41,233,650	5,263,029
Professional fees	6,469,064	6,538,062
Payroll expenses	40,920,163	21,181,905
General and administrative expenses	10,422,716	5,716,465
Gain on disposal of assets	(642,691)	—
Other impairment expense (related to bitcoin)	12,210,269	6,608,076
Impairment expense - other	250,000	—
Impairment expense - goodwill	12,048,419	—
Realized gain on sale of bitcoin	(2,567,101)	(3,104,378)
Depreciation and amortization	49,044,877	8,982,123
Total costs and expenses	169,389,366	51,185,282

Loss from operations	(37,864,921)	(11,898,177)

Other income (expense)
Other income	308,036	544,777
Change in fair value of contingent consideration	305,731	84,198
Realized gain on sale of equity security	665	179,046
Unrealized loss on equity security	(1,847)	(5,153)
Unrealized (loss) gain on derivative security	(1,949,770)	2,790,387
Interest income	190,540	221,488
Interest expense	(1,077,827)	(145,728)
Total other (expense) income	(2,224,472)	3,669,015

Loss before income tax (expense) or benefit	(40,089,393)	(8,229,162)
Income tax expense	—	—
Loss from continuing operations	$(40,089,393)	$(8,229,162)

Discontinued operations
Loss from discontinued operations	$(17,236,961)	$(13,582,848)
Income tax (expense) or benefit	—	—
Loss on discontinued operations	$(17,236,961)	$(13,582,848)

Net loss	$(57,326,354)	$(21,812,010)

Preferred stock dividends	335,439	177,502

Net loss attributable to common shareholders	$(57,661,793)	$(21,989,512)

Other comprehensive income (loss)	115,500	(5,392)

Total comprehensive loss attributable to common shareholders	$(57,546,293)	$(21,994,904)

Income (loss) from continuing operations per common share - basic	$(0.95)	$(0.29)

Weighted average common shares outstanding - basic	42,614,197	29,441,364

Income (loss) from continuing operations per common share - diluted	$(0.95)	(0.29)

Weighted average common shares outstanding - diluted	42,614,197	29,441,364

Loss on discontinued operations per common share - basic	$(0.40)	$(0.46)

Weighted average common shares outstanding - basic	42,614,197	29,441,364

Loss on discontinued operations per common share - diluted	$(0.40)	$(0.46)

Weighted average common shares outstanding - diluted	42,614,197	29,441,364

The accompanying notes are an integral part of these consolidated financial statements.

CLEANSPARK, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive Income	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit	Equity
Balance, September 30, 2020	1,750,000	$1,750	17,390,979	$17,391	$132,809,830	$—	$(116,402,606)	$16,426,365
Shares issued for services	—	—	631,765	631	5,923,300	—	—	5,923,931
Exercise of options and warrants	—	—	389,745	389	3,750,542	—	—	3,750,931
Shares returned for settlement of debt	—	—	(15,000)	(15)	15	—	—	—
Shares issued for business acquisition	—	—	976,828	996	15,783,376	—	—	15,784,372
Shares in escrow for business acquisition	—	—	1,119,160	1,100	10,580,786	—	—	10,581,886
Options and warrants issued for services	—	—	—	—	5,480,426	—	—	5,480,426
Shares issued under underwritten offering, net of offering costs	—	—	16,978,734	16,978	270,639,140	—	—	270,656,118
Shares returned in relation to business acquisition	—	—	(76,266)	(76)	(892,583)	—	—	(892,659)
Preferred stock dividends	—	—	—	—	—	—	(177,502)	(177,502)
Net loss	—	—	—	—	—	—	(21,812,010)	(21,812,010)
Other comprehensive loss	—	—	—	—	—	(5,392)	—	(5,392)
Balance, September 30, 2021	1,750,000	$1,750	37,395,945	$37,394	$444,074,832	$(5,392)	$(138,392,118)	$305,716,466

CLEANSPARK, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive Income	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit	Equity
Balance, September 30, 2021	1,750,000	$1,750	37,395,945	$37,394	$444,074,832	$(5,392)	$(138,392,118)	$305,716,466
Options and restricted stock units issued for services	—	—	1,002,683	1,003	31,464,994	—	—	31,465,997
Shares withheld for net settlement of restricted stock units related to tax withholdings	—	—	(358,681)	(358)	(1,638,601)	—	—	(1,638,959)
Shares issued for settlement of contingent consideration related to business acquisition	—	—	8,404	8	150,003	—	—	150,011
Shares returned for settlement of contingent consideration and holdbacks related to business acquisition	—	—	(232,518)	(233)	233	—	—	—
Exercise of options	—	—	105,423	105	816,497	—	—	816,602
Shares issued under equity offering, net of offering costs	—	—	17,740,081	17,743	125,030,244	—	—	125,047,987
Preferred stock dividends	—	—	—	—	—	—	(335,439)	(335,439)
Net loss	—	—	—	—	—	—	(57,326,354)	(57,326,354)
Other comprehensive income	—	—	—	—	—	115,500	—	115,500
Balance, September 30, 2022	1,750,000	$1,750	55,661,337	$55,662	$599,898,202	$110,108	$(196,053,911)	$404,011,811

The accompanying notes are an integral part of these consolidated financial statements.

CLEANSPARK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	September 30, 2022	September 30, 2021
Cash Flows from Operating Activities
Net loss	$(57,326,354)	$(21,812,010)
Less: Loss from discontinued Operations	17,236,961	13,582,848
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Unrealized (gain) loss on equity security	1,847	5,153
Realized gain on sale of equity security	(665)	(179,046)
Impairment of Bitcoin	12,210,269	6,608,076
Realized gain on sale of Bitcoin	(2,567,101)	(3,104,378)
Bitcoin issued for services	611,244	296,592
Impairment of goodwill	12,048,419	977,388
Impairment of intangibles	-	554,322
Impairment of investment in equity security	250,000	—
Unrealized (gain) loss on derivative asset	1,949,770	(2,790,387)
Gain on fair value of contingent consideration	(345,791)	(84,198)
Non-cash lease expense	112,872	1,105,482
Stock based compensation	31,464,994	8,546,712
Depreciation and amortization	49,044,877	9,336,941
Provision for bad debts	810,346	246,453
Amortization of debt discount	45,910	-
PPP loan forgiveness	—	(531,169)
Gain on write-off and disposal of assets	(642,691)	—
Changes in operating assets and liabilities
Mining of bitcoin	(130,999,686)	(38,846,633)
Proceeds from sale of bitcoin	133,201,006	11,443,132
Change in contract liabilities	-	(69,360)
Decrease in operating lease liabilities	(104,131)	(1,104,610)
Increase in accounts payable and accrued liabilities	16,040,746	4,246,445
(Increase) in prepaid expenses and other current assets	(2,393,320)	(264,233)
(Increase) in accounts receivables	(530,308)	(429,683)
Decrease (Increase) in Inventory	(136,593)	107,055
Long -term deposits paid	(2,176,461)	—
Net cash provided by (used in) operating activities from Continuing Operations	$77,806,160	$(12,159,108)
Net cash used in operating activities of Discontinued Operations	(6,362,067)	(11,827,102)
Net cash provided by (used in) Operating Activities	$71,444,093	$(23,986,210)

Cash Flows from investing
Payments on miners (incl. deposits)	$(171,181,268)	$(89,260,010)
Purchase of fixed assets	(19,285,904)	(139,234,948)
Purchase of intangible assets	(225,000)	—
Settlement of holdbacks related to contingent consideration	(625,000)	—
Investment in infrastructure development	—	(81,868)
Proceeds from sale of miners	3,497,654	—
Proceeds from the sale of equity securities	9,590	373,121
Acquisition of WAHA, net of cash received	(19,771,610)	—
Acquisition of ATL, net of cash received	—	45,783
Deposit on Acquisition of Mawson	(3,400,000)	—
Net Cash used in Investing Activities - Continuing Operations	$(210,981,538)	$(228,157,922)
Net Cash used in Investing Activities - Discontinued Operations	-	(1,000,136)
Net Cash used in Investing Activities	$(210,981,538)	$(229,158,058)

Cash Flows from Financing Activities
Payments on loans	$(2,779,570)	$(5,882,553)
Payments on preferred dividends	(314,610)	(177,502)
Payments on finance leases	(431,722)	(288,602)
Proceeds from equipment backed loan	19,620,356	-
Proceeds from exercise of options and warrants	817,247	3,750,932
Proceeds from equity offerings, net	125,047,987	270,656,118
Net cash provided by financing activities - Continued Operations	$141,959,688	$268,058,393
Net cash provided by financing activities - Discontinued Operations	-	-
Net cash provided by financing activities	$141,959,688	$268,058,393

Net increase in cash and cash equivalents and restricted cash	$2,422,243	$14,914,125

Cash and cash equivalents and restricted cash, beginning of period	$18,040,327	$3,126,202

Cash and cash equivalents and restricted cash, end of period	$20,462,570	$18,040,327
Supplemental disclosure of cash flow information
Cash paid for interest	$1,026,363	$156,204
Cash paid for tax	$—	$—
Non-cash investing and financing transactions
Day one recognition of right of use asset and liability	$—	$1,543,719
Right of use asset and liability written off due to lease termination	$—	$695,551
Shares and options issued for business acquisition	$—	$25,473,675
Cashless exercise of options and warrants	$—	$74
Shares issued as collateral returned to treasury	$—	$15
Shares and options issued for services	$—	$2,857,646
Shares withheld for net settlement of restricted stock units related to tax withholdings	$1,638,959	$—
Fixed assets purchased through finance transactions	$212,421	$—
Shares issued for settlement of seller agreements related to acquisition	$150,011	$—
Shares returned as part of settlement of seller agreements related to acquisition	$233	$—
Preferred shares dividends accrued	$20,828	$—
Unrealized gain on investment in available-for-sale debt security	$115,500	$—

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

CleanSpark, Inc. is a sustainable bitcoin mining company. The Company, through itself and its wholly owned subsidiaries, has operated in the bitcoin mining sector since December 2020.

Lines of Business

Bitcoin Mining Business

Through CleanSpark, Inc., and the Company’s wholly owned subsidiaries, ATL Data Centers LLC (“ATL”), CleanBlok, Inc. (“CleanBlok”), CleanSpark DW, LLC, and CleanSpark GLP, LLC, the Company mines bitcoin. The Company entered the bitcoin mining industry through its acquisition of ATL in December 2020. It acquired a second data center in August 2021 and has had a co-location agreement with New York-based Coinmint, LLC in place since July 2021. Bitcoin mining has now become the Company’s principal revenue generating business activity. The Company currently intends to acquire additional facilities, equipment and infrastructure capacity to continue to expand our bitcoin mining operations.

Through the Company’s subsidiaries CSRE Properties Norcross, LLC, CSRE Property Management Company, LLC, CSRE Properties, LLC, CSRE Properties Washington, LLC and CSRE Properties Sandersville, LLC the Company maintains real property holdings.

Discontinued Operations

As of June 30, 2022, the Company deemed its energy operations to be discontinued operations due to its strategic decision to strictly focus on its bitcoin mining operations and divest of the majority of its energy assets.

Through our discontinued operations segment, we previously provided energy solutions through our wholly-owned subsidiaries CleanSpark, LLC, CleanSpark Critical Power Systems, Inc., GridFabric, LLC, and Solar Watt Solutions, Inc. These solutions consisted of engineering, design and software solutions, custom hardware solutions, Open Automated Demand response (“OpenADR”), solar, energy storage for microgrid and distributed energy systems. The Company has since sold the majority of its software and intellectual property assets related to the Energy Segment, and is in the process of selling additional remaining inventory and assets.

We still own patented gasification energy technologies and are not currently planning to sell or market these technologies. Our technology converts organic material into synthesis gas, which can be used as fuel for a variety of applications and as feedstock for the generation of DME (Di-Methyl Ether).

Other business activities

Through ATL, the Company also provides traditional data center services to a small number of remaining customers, such as providing customers with rack space, power and equipment, and offers several cloud services including virtual services, virtual storage, and data backup services. The Company is in the process of offloading those customers.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Liquidity

The accompanying audited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and have been filed with the SEC on December 14, 2022 (“Form 10-K”).

As shown in the accompanying audited consolidated financial statements, the Company incurred a net loss from continuing operations of $40,089,393 and $8,229,162 during the years ended September 30, 2022 and September 30, 2021, respectively. While the Company has experienced negative cash flows from investing activities due to its continued investments in capital expenditures in support of its bitcoin mining operations, it has generated positive cash flows from operating and financing activities in fiscal 2022. The Company has sufficient working capital to support its ongoing operations for the next twelve months. In addition, the Company has access to equity financing through its at-the-market ("ATM") offering facility and debt financing through the lending arrangement the Company entered into in April 2022 (see Note 9 and Note 11). As of September 30, 2022 and September 30, 2021, the Company had working capital of $16,735,199 and $47,663,299, respectively.

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

Going Concern

The accompanying consolidated financial statements of the Company have been prepared assuming the Company will continue as a going concern. The going concern basis of presentation assumes that the Company will continue in operation one year after the date these financial statements are issued and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. The evaluation of going concern under the accounting guidance requires significant judgment which involves the Company to consider that it has historically incurred losses in recent years as it has prepared to grow its business through acquisition opportunities. The Company must also consider its current liquidity as well as future market and economic conditions that may be deemed outside the control of the Company as it relates to obtaining financing and generating future profits. As of September 30, 2022, the Company had $20,462,570 of available cash on-hand and Bitcoin with a fair market value of $11,147,478. In determining whether there is substantial doubt about the Company’s ability to continue as a going concern, the Company may consider the effects of any mitigating plans for additional sources of financing. The Company identified additional financing sources it believes are currently available to fund its operations and drive future growth that include (i) the ability to access capital using the ATM equity offering program available to the Company whereby the Company may sell additional shares of its common stock (discussed in Note 11 – Stockholders’ Equity), and (ii) the ability to raise additional financing from other sources. (Refer to Note 11 for further details).

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates include estimates used to review the Company’s goodwill and bitcoin impairment, intangible assets acquired, impairments and estimations of long-lived assets, revenue recognition from bitcoin mining, valuation of derivative assets and liabilities, available-for-sale investments, allowances for uncollectible accounts, valuation of bitcoin, valuation of contingent consideration, warranty, and the valuations of share based awards. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Our accounting policy on revenue recognition for our bitcoin mining segment (sole reporting unit as of September 2022) by type of revenue is provided below.

Revenues from bitcoin mining

The Company has entered into contracts with digital asset mining pool operators to provide computing power to the mining pools. The contracts are terminable at any time by either party and the Company’s enforceable right to compensation only begins when the Company starts providing computing power to the mining pool operator. In exchange for providing computing power, the Company is entitled to a fractional share of the fixed cryptocurrency award the mining pool operator receives (less net digital asset transaction fees to the mining pool operator), for successfully adding a block to the blockchain, plus a fractional share of the transaction fees attached to that blockchain. The Company’s fractional share is based on the proportion of computing power the Company contributed to the mining pool operator to the total computing power contributed by all mining pool participants in solving the current algorithm. The transaction consideration the Company receives is noncash consideration, in the form of bitcoin, which the Company measures at fair value on the date received which is not materially different than the fair value at contract inception or time the Company has earned the award from the mining pools. Fair value of the bitcoin award received is determined using the spot price of the related bitcoin on the date earned.

There is currently no definitive guidance under GAAP or alternative accounting framework for the accounting for bitcoin recognized as revenue or held, and management has exercised significant judgment in determining the appropriate accounting treatment. In the event authoritative guidance is enacted by the FASB, the Company may be required to change its policies, which could have an effect on the Company’s consolidated financial position and results from operations. The total revenue recognized from bitcoin mining for the years ended September 30, 2022 and September 30, 2021 is $130,999,686 and $38,846,633, respectively.

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

The total revenue recognized from data center services for the years ended September 30, 2022 and September 30, 2021 is $524,759 and $440,472, respectively.

Cost of Revenues

Bitcoin mining segment (sole reportable segment)

The Company includes energy costs and external co-location mining hosting fees in cost of revenues.

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

	September 30, 2022	September 30, 2021
Cash and cash equivalents, excluding restricted cash	$20,462,570	$14,571,198
Restricted cash - construction escrow account	—	3,469,129
Cash and cash equivalents, including restricted cash	$20,462,570	$18,040,327

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

Accounts receivable, net consists of the following:

	September 30, 2022	September 30, 2021
Accounts Receivable, gross	$246,839	$307,067
Provision for doubtful allowances	(219,810)	—
Total Accounts Receivable, net	$27,029	$307,067

Inventory

Inventory is stated at the lower of cost or net realizable value with cost being measured on a first-in, first-out basis. For solar panel and battery installations, the Company transfers component parts from inventories to cost of goods sold once installation is complete. The Company periodically reviews inventories for unusable and obsolete items based on assumptions about future demand and market conditions. Based on this evaluation, provisions are made to write inventories down to their net realizable value. There were no write-downs of inventory as of September 30, 2022 and 2021, respectively.

Prepaid expense and other current assets

The Company records a prepaid expense for costs paid but not yet incurred. Those expected to be incurred within one year are recognized and shown as a short-term pre-paid expense. Any costs expected to be incurred outside of one year would be considered other long term assets.

Other current assets are assets that consist of supplies, deposits, and interest receivable. Deposits and interest we expect to receive within one year are shown as short-term. Those we expect to receive outside of one year are shown as other long-term assets.

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

The Company holds investments in both publicly held and privately held equity securities. However, as described in Note 1, the Company is primarily doing business of in the bitcoin mining sector, and not in the business of investing in securities.

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

Concentration Risk

At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of FDIC limits. The cash balance, in excess of the FDIC limits was $20,212,570 and $17,790,327 for periods ended September 30, 2022 and September 30, 2021, respectively. The accounts offered by custodians of the Company’s bitcoin are not insured by the FDIC. The fair market value of bitcoin held in accounts covered by FDIC limits was $11,147,478 and $23,603,210 for the periods ended September 30, 2022 and 2021, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in these accounts.

The Company has certain customers and vendors who individually represented 10% or more of the Company’s revenue or capital expenditures. In fiscal year ended September 30, 2022, revenue is concentrated with one mining pool operator and all bitcoin reside in one exchange. Refer to Note 16 - Major Customers and Vendors.

Leases

In accordance with ASC 842, the Company assesses whether an arrangement contains a lease at contract inception. When an arrangement contains a lease, the Company categorizes leases with contractual terms longer than twelve months as either operating or finance. Finance leases are generally those leases that allow us to substantially utilize or pay for the entire asset over its estimated life. Assets acquired under finance leases are recorded in “Fixed Assets, net.” All other leases are categorized as operating leases.

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

Some leases include multiple year renewal options. The Company’s decision to exercise these renewal options is based on an assessment of its current business needs and market factors at the time of the renewal. Currently, the Company has no leases for which the option to renew is reasonably certain and therefore, options to renew were not factored into the calculation of its right of use asset and lease liability as of September 30, 2022.

For all classes of underlying assets, the Company has elected to not separate lease from non-lease components.

Stock -based compensation

The Company follows the guidelines in FASB Codification Topic ASC 718-10 Compensation-Stock Compensation, which requires companies to measure the cost of employee and non-employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. Stock-based compensation expense for stock options is recognized on a straight-line basis over the requisite service period. The Company may issue compensatory shares for services including, but not limited to, executive, management, accounting, operations, corporate communication, financial and administrative consulting services. The Company determines the grant date fair value of the options using the Black-Scholes option-pricing model. For equity awards granted by the Company that are contingent upon market-based conditions, the Company fair values these awards using the Monte Carlo simulation model. For discussion of accounting for restricted stock units ("RSUs"), please refer Note 13 – Stock-Based Compensation.

Loss per share

The Company reports earnings (loss) per share in accordance with FASB ASC 260-10 “Earnings Per Share,” which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. As of September 30, 2022 and 2021, there were 7,069,706 and 2,173,578, respectively, units of common stock equivalents that consist of options, warrants, and restricted stock units, as well as 5,250,000 shares issuable upon preferred stock conversions, that were excluded from the current and prior period diluted (loss) per share calculation as their effect is anti-dilutive. Provided below is the loss per share calculation for the years ended September 30, 2022 and 2021:

	For the Year Ended September 30,
	2022	2021
Continuing Operations
Numerator
Income (loss) from continuing operations	$(40,089,393)	$(8,229,162)
Preferred stock dividends	335,439	177,502
Income (loss) from continuing operations attributable to common shareholders	$(40,424,832)	$(8,406,664)

Denominator
Weighted- average common shares outstanding, basic	42,614,197	29,441,364
Dilutive impact of stock options and other share-based awards	—	—
Weighted- average common shares outstanding, diluted	42,614,197	29,441,364
Income (loss) from continuing operations per common share attributable to common shareholders
Basic	$(0.95)	$(0.29)
Diluted	$(0.95)	$(0.29)

Discontinued Operations
Numerator
Loss on discontinued operations	$(17,236,961)	$(13,582,848)
Denominator
Weighted- average common shares outstanding, basic	42,614,197	29,441,364
Dilutive impact of stock options and other share-based awards	—	—
Weighted- average common shares outstanding, diluted	42,614,197	29,441,364
Loss on discontinued operations per common share attributable to common shareholders
Basic	$(0.40)	$(0.46)
Diluted	$(0.40)	$(0.46)

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

Depreciation is calculated on a straight-line basis over the estimated useful life of the asset as follows:

Useful life (years)
Land Improvements	15
Building	30
Leasehold improvements	Shorter of lease term or 15 years
Miners	3-5
Mining Equipment	3-15
Infrastructure asset	Shorter of lease term or 5 years
Machinery and equipment	1-10
Furniture and fixtures	3-7

In accordance with the FASB ASC 360-10, "Property, Plant and Equipment” the carrying value of property and equipment, and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value. During the years ended September 30, 2022 and September 30, 2021 the Company did not record an impairment expense for assets within its continuing operations. However, in connection with property and equipment in our discontinued operations, an impairment expense in the approximate amount of $32,000 was recognized and included in loss from discontinued operations in the consolidated statements of operations and comprehensive loss.

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

The Company reviews its indefinite lived intangibles and goodwill for impairment annually or whenever events or circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable. In accordance with its policies, the Company performed an assessment of indefinite lived intangibles and goodwill for the year end September 30, 2022.

During the years ended September 30, 2022 and 2021, the Company incurred the following impairment losses:

	September 30, 2022	September 30, 2021
Impairment of bitcoin	$12,210,269	$6,608,076
Impairment of goodwill	12,048,419	—
Total impairment loss	$24,258,688	$6,608,076

2022 Goodwill Impairment analysis

In completing the 2022 annual goodwill impairment analysis, the Company elected to perform a quantitative assessment for our goodwill. The assessment involves comparing the carrying value of the entity, including goodwill, to its estimated fair value. In accordance with ASU 2017-04, a goodwill impairment charge is recorded for the amount by which the carrying value unit exceeds the fair value of the reporting unit. In determining the fair value for which the quantitative assessment was performed, the Company engaged a valuation specialist to perform the quantitative impairment analysis. The valuation report included a combination of the market and income approach to test for goodwill impairment. The income approach is a valuation technique under which we estimate future cash flows using the financial forecast from the perspective of an unrelated market participant. Using historical trending and internal forecasting techniques, revenue is projected and applied to fixed and variable cost experience rates to arrive at the future cash flows. A terminal value was then applied to the projected cash flow stream. Future estimated cash flows were discounted to their present value to calculate the estimated fair value. The discount rate used was the value-weighted average of our estimated cost of capital derived using both known and estimated customary market metrics. In determining the estimated fair value, several factors were estimated, including projected operating results, growth rates, economic conditions, anticipated future cash flows and the discount rate. The market valuation approach evaluated the company's market value as compared to the net asset balance.

The assessment indicated that impairment of goodwill was necessary. Based on the assessment for impairment, the Company recognized an impairment expense of goodwill of $12,048,419 for the year ended September 30, 2022.

In completing the 2021 annual goodwill impairment analysis, there were no impairments recognized.

The following table reflects goodwill activity for the years ended September 30, 2022 and 2021, respectively:

Total
Goodwill- September 30, 2020	$—
New Acquisitions	12,048,419
Impairment	—
Goodwill- September 30, 2021	12,048,419
New Acquisitions	—
Impairment	(12,048,419)
Goodwill- September 30, 2022	$—

The Company amortizes intangible assets with finite lives over their estimated useful lives, which range between two and twenty years as follows:

Useful life (years)
Websites	3
Software	4-7
Strategic contract	5

Bitcoin

Bitcoin are included in current assets in the consolidated balance sheets. Bitcoin is recorded at cost less impairment. They are classified as indefinite-lived intangible assets in accordance with ASC 350, Intangibles — Goodwill and Other, and are accounted for in connection with the Company’s revenue recognition policy detailed above and in Note 2 – Summary of Significant Accounting Policies. An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is not more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. Quantitative impairment is measured using the quoted price of the bitcoin at the time its fair value is being measured in accordance with ASC 820, Fair Value Measurement. Quoted prices are obtained from the principal market. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted as per ASC 350, Intangibles – Goodwill and Other.

Bitcoin earned by the Company through its mining activities are included within operating activities on the accompanying consolidated statements of cash flows. The sales of bitcoin are also included within operating activities in the accompanying consolidated statements of cash flows and any realized gains or losses from such sales are included in operating costs and expenses in the consolidated statements of operations and comprehensive income (loss). The Company accounts for its gains or losses in accordance with the first in first out (“FIFO”) method of accounting.

The following table presents the activities of the bitcoin for the years ended September 30, 2022 and 2021:

Amount
Balance as on September 30, 2020	$—
Addition of bitcoin	38,846,633
Sale of bitcoin	(11,443,132)
Bitcoin issued for services	(296,593)
Realized gain on sale of bitcoin	3,104,378
Impairment loss	(6,608,076)
Balance as on September 30, 2021	$23,603,210
Addition of bitcoin	130,999,686
Sale of bitcoin	(133,201,006)
Bitcoin issued for services	(611,244)
Realized gain on sale of bitcoin	2,567,101
Impairment loss	(12,210,269)
Balance as on September 30, 2022	$11,147,478

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

The following table presents the Company’s financial instruments that are measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis, and their level within the fair value hierarchy as of September 30, 2022 and September 30, 2021:

September 30, 2022:

	Amount	Level 1	Level 2	Level 3
Derivative asset	$2,955,890	$—	$—	$2,955,890
Investment in debt security	610,108	—	—	610,108
Total	$3,565,998	$—	$—	$3,565,998

September 30, 2021:

	Amount	Level 1	Level 2	Level 3
Derivative asset	$4,905,660	$—	$—	$4,905,660
Investment in equity security	10,772	10,772	—	—
Investment in debt security	494,608	—	—	494,608
Contingent cash consideration	820,802	—	—	820,802
Total	$6,231,842	$10,772	$—	$6,221,070

There were no transfers between Level 1, 2 or 3 during the years ended September 30, 2022 and 2021.

The activities of the financial instruments that are measured and recorded at fair value on the Company's balance sheets on a recurring basis during years ended September 30, 2022 and 2021 are included in Note 5 - Investments.

Income taxes

The Company’s calculation of its tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions. The Company recognizes tax liabilities for uncertain tax positions based on management’s estimate of whether it is more likely than not that additional taxes will be required. The Company had no uncertain tax positions as of September 30, 2022 and 2021.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations and comprehensive loss in the provision for income taxes. As of September 30, 2022 and 2021, the Company had no accrued interest or penalties related to uncertain tax positions.

Income tax expense/(benefit) from operations for the years ended September 30, 2022 and 2021 was $0 and $0 in each period, which resulted primarily from maintaining a full valuation allowance against the Company's deferred tax assets.

Segment Reporting

The Company determines its operating segments based on how the Chief Operating Decision Maker ("CODM") views and evaluates operations, performance and allocates resources. As of June 30, 2022, the Company only has the bitcoin mining business as its operating segment due to its determination to consider the energy business as discontinued operation based on its decision to make a strategic shift to focus on the bitcoin mining business and divest of its energy assets.

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

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current year presentation. In June 2022, the Company made a strategic shift to focus on the bitcoin mining business and divest its energy assets. As a result, assets and liabilities related to the energy segment have been classified as held for sale for all periods presented. Additionally, amounts previously presented as part of continuing operations have been reclassified into discontinued operations for all periods presented.

Additionally, the following reclassifications had no effect on the reported results of operations or net assets of the Company and are as follows:

•
The intangible assets, net presentation has been updated to include capitalized software, net, which was previously presented separately on the balance sheet. Additionally, infrastructure asset has been reclassified from intangible assets, net to property and equipment, net in the current year.

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

3. DISCONTINUED OPERATIONS

The Company determined to make available for sale the asset groups related to the energy segment due to its strategic shift to strictly focus on its bitcoin mining operations. As a result, the Energy segments' results of operations have been reclassified as discontinued operations on a retrospective basis for all periods presented. Accordingly, the assets and liabilities of this segment are separately reported as “assets and liabilities held for sale” as of September 30, 2022 and 2021 in the consolidated balance sheets. The results of operations of this segment, for all periods, are separately reported as “discontinued operations” in the consolidated statements of operations and comprehensive loss. Provided below are the key areas of the financials that constitute the discontinued operations:

	September 30, 2022	September 30, 2021
ASSETS
Current assets
Accounts receivable, net	$2,813,166	$2,312,890
Inventory	4,399,915	2,592,933
Prepaid expense and other current assets	212,800	2,991,243
Total current assets held for sale	$7,425,881	$7,897,066

Property and equipment, net	11,284	53,193
Operating lease right of use asset	665,071	824,435
Intangible assets, net	868,319	4,476,306
Goodwill	—	7,000,779
Long-term assets held for sale	$1,544,674	$12,354,713

Total assets held for sale	$8,970,555	$20,251,779

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	$918,758	$1,289,713
Contract liabilities	116,690	—
Operating lease liability	163,248	152,064
Total current liabilities held for sale	1,198,696	1,441,777
Long-term liabilities
Operating lease liability, net of current portion	511,530	674,779
Total liabilities held for sale	$1,710,226	$2,116,556

	For the year ended
	September 30, 2022	September 30, 2021
Revenues, net
Energy hardware, software and services revenue	$9,667,290	$10,151,010
Total revenues, net	9,667,290	10,151,010

Costs and expenses
Cost of revenues (exclusive of depreciation and amortization shown below)	8,710,760	8,701,681
Professional fees	115,960	486,583
Payroll expenses	4,911,322	4,173,778
General and administrative expenses	1,640,920	823,508
Impairment expense - fixed assets	31,833	—
Impairment expense - intangibles	1,402,016	1,531,711
Impairment expense - other	871,649	—
Impairment expense - goodwill	7,000,779	4,746,000
Depreciation and amortization	2,215,537	3,262,245
Total costs and expenses	26,900,776	23,725,506

Loss from operations	(17,233,486)	(13,574,496)

Other income (expense)
Interest expense	(3,475)	(8,352)
Total other income (expense)	(3,475)	(8,352)

Loss before income tax (expense) or benefit	(17,236,961)	(13,582,848)
Income tax (expense) or benefit	—	—
Net loss	$(17,236,961)	$(13,582,848)

4. ACQUISITIONS

Acquisitions Relating to Continuing Operations

SPRE COMMERCIAL GROUP, INC. AND WAHA TECHNOLOGIES, INC.

On August 17, 2022, the Company, through its wholly owned subsidiary, CSRE Properties Washington, LLC, (“CSRE”), completed the purchase of real property, together with all improvements situated thereon and all rights, easements and appurtenances belonging thereto (collectively, the “Property”), from SPRE Commercial Group, Inc. f/k/a WAHA, Inc. (“SPRE”), (the “Seller”), pursuant to a Land Purchase and Sale Agreement dated as of August 5, 2022 and amended on August 17, 2022.

Additionally, on August 17, 2022, in connection with the Land Purchase and Sale Agreement, the Company completed the purchase of a mix of S19 and S19 J Pro bitcoin miners with a total processing power equal to approximately 341,985 terahashes, pursuant to an equipment purchase and sale agreement (together with the Land Purchase and Sale Agreement, the “Acquisition”), from Waha Technologies, Inc., a Georgia corporation (“WAHA”, collectively with the Seller "WAHA & SPRE" or the "Sellers"), an affiliate of the Seller. Pursuant to the Land Purchase and Sale Agreement and the Equipment Purchase and Sale Agreement the Company acquired substantially all of WAHA & SPRE's assets. The transaction was accounted for as an acquisition of a business.

Total consideration for the Property and miners consisted of (i) $1,961,747 in financing provided by the Seller to the Company at an interest rate of 12% per annum, to be repaid in 12 monthly installments of $173,651, (ii) the Company’s assumption of a mortgage with a maximum principal amount of $2,158,253 and an interest rate of 13% and (iii) $19,771,610 of cash consideration paid by the Company to the Seller. Acquisition related costs of $118,058, consisting primarily of legal and recording fees, were expensed as incurred in accordance with ASC 805 and are reflected in professional fees on the Consolidated Statements of Operations and Comprehensive Loss.

The Company determined the fair value of the consideration given to the Sellers in connection with the transaction and the allocation of the purchase price in accordance with ASC 820 were as follows:

Consideration:	Fair Value
Cash	$19,771,610
Financing provided by Seller	1,961,747
Mortgage assumed	2,158,253
Total Consideration	$23,891,610

Purchase Price Allocation	Preliminary Allocation at Acquisition Date
Land	$100,000
Building/Improvements	14,700,000
Miners	9,091,610
Total	$23,891,610

The total purchase price was allocated to identifiable assets deemed acquired based on their estimated fair values. The fair values of the assets have been recorded and are reflected in property and equipment, net on the Company's Consolidated Balance Sheets in this annual report. The useful life for the building and improvements is estimated to be 30 years consistent with the Company's policy. The useful life for miners was estimated to be 3 years consistent with the Company's policy for depreciating used miners. Land is not depreciated. Financing provided by the Seller and the mortgage assumed have been recorded as loans payable and are reflected in the Company's Consolidated Balance Sheets.

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

The Company determined the fair value of the consideration given to the sellers of ATL in connection with the transaction in accordance with ASC 820 was as follows:

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

The strategic contract relates to supply of a critical input to our bitcoin mining business. The other assets and liabilities assumed include $5,670,000 of bitcoin mining equipment and approximately $5,475,000 of notes payable related to this equipment, which was settled by the Company in December 2020. In connection with the acquisition, the Company had acquired an operating lease related to a rental building, which had a purchase option associated with the lease agreement. The Company exercised the purchase option to buy the property in May 2021 and, as a result, terminated the lease.

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

Acquisitions Relating to Discontinued Operations

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

The Company determined the fair value of the consideration given to the sellers of SWS in connection with the transaction in accordance with ASC 820 was as follows:

Consideration:	Fair Value
Cash	$1,350,000
Contingent consideration	155,000
310,018 shares of common stock as contingent equity consideration	533,002
167,685 shares of common stock	4,649,905
Total Consideration	$6,687,907

	Preliminary Allocation at Acquisition Date	Adjustments to Fair Value	Final Allocation at Acquisition Date
Customer List	$5,122,733	$(4,932,733)	$190,000
Goodwill	1,642,409	5,178,126	6,820,535
Other Assets and Liabilities assumed, net	(77,235)	(245,393)	(322,628)
Total	$6,687,907	$—	$6,687,907

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

Pro forma of Consolidated Financial Statements (Unaudited)

The following is the unaudited pro forma information for continuing operations assuming the acquisition of WAHA & SPRE occurred on October 1, 2020:

	For the Year Ended
	September 30, 2022	September 30, 2021
Net sales from continuing operations	$161,090,831	$55,571,697
Loss from continuing operations	$(34,488,387)	$(5,457,907)
Loss from continuing operations per common share - basic	$(0.81)	$(0.19)
Weighted average common shares outstanding – basic	42,614,197	29,441,364
Loss from continuing operations per common share - diluted	$(0.81)	$(0.19)
Weighted average common shares outstanding – diluted	42,614,197	29,441,364

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

5. INVESTMENTS

As of September 30, 2022 and September 30, 2021, the Company had total investments of $3,565,998 and $5,661,040 that comprise of the following:

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

Investment in Debt Securities (Preferred Stock) and related Embedded Derivative Asset

Pursuant to the terms of the SPA with ILAL, the Company purchased 1,000 shares of Series B Preferred Stock of ILAL (the “Preferred Stock”) an aggregate purchase price of $500,000 (the “Stock Transaction”), less certain expenses and fees. The Series B Preferred Stock accrue cumulative in-kind accruals at a rate of 12% per annum and were redeemable on August 6, 2020. The Preferred Stock can be converted into common stock at a variable rate (refer the discussion on embedded derivative assets below). This variable conversion ratio will increase by 10% with the occurrence of certain events. Since the investments were not redeemed on August 6, 2020, they are now redeemable at the Company`s option in cash or into common stock, based on the conversion ratio. The Preferred Stock is recorded as an AFS debt security and is reported at its estimated fair value as of September 30, 2022. Any change in the fair values of AFS debt securities are reported net of income tax as an element of Other Comprehensive income.

The Company accrued interest (net of allowance) on our available-for-sale debt securities totaling $0 and $399,863, as of September 30, 2022 and 2021, respectively, is included in prepaid expense and other current assets on the Consolidated Balance Sheets. The fair value of our investment in Debt Securities is $610,108 and $494,608 as of September 30, 2022 and 2021, respectively. The Company has included gain (loss) on fair value of preferred stock amounting to $115,500 and ($5,392) for the years ended September 30, 2022 and 2021, respectively, as part of other comprehensive loss in the Consolidated Statements of Operations and Comprehensive Loss.

The Company has deemed this variable conversion feature of ILAL preferred stock as an embedded derivative instrument in accordance with ASC Topic No. 815. This topic requires the Company to account for the conversion feature on its balance sheet at fair value and account for changes in fair value as a derivative gain or loss. Unrealized gain or loss on fair valuation of this embedded feature is recognized as an income in the Consolidated Statements of Operations and Comprehensive Loss.

Total fair value of investment in Derivative assets as of September 30, 2022 and 2021 is $2,955,890 and $4,905,660. The Company fair values the debt security as a straight debt instrument based on liquidation value and accrued interest to date. The fair value of the derivative asset is based on the difference in the fair value of the debt security determined as a straight debt instrument and the fair value of the debt security if converted as of the reporting date.

Commitment shares - Common stock of ILAL

Pursuant to the terms of the SPA with ILAL, the Company received 350,000 shares (commitment shares) of ILALs common stock. The commitment shares were fully earned at the time of execution of the agreement. The Company sold 334,611 shares at various prices and fair valued the remaining 15,389 shares at the closing stock price of ILAL as of September 30, 2021. During the year ended September 30, 2022, the Company sold 15,389 commitment shares, and recorded realized gain on sale of shares for $665.

Investment in Equity Securities- LawClerk

In February 2020, the Company made a $250,000 strategic relationship investment in LawClerk for 200,000 Series A Preferred Shares of LawClerk. This investment is recorded on a cost basis and adjusted for observable transactions for same or similar investments of the issuer (referred to as the measurement alternative) or impairment. The Company annually performs impairment analysis on this investment and concluded that the investment was not recoverable and accordingly recorded an impairment of $250,000 for the year ended September 30, 2022.

Refer the table below for a reconciliation of carrying value of all investments for the year ended September 30, 2022 and 2021:

	ILAL Debt Securities	ILAL Derivative Asset	ILAL Equity Securities	Law Clerk Equity Securities
Balance as of September 30, 2020	$500,000	$2,115,273	$210,000	$250,000
Shares sold during the year	—	—	(373,121)	—
Realized gain on fair value recognized in other income (expense)	—	—	179,046	—
Unrealized gain (loss) recognized in other income (expense)	—	2,790,387	(5,153)	—
Unrealized loss on fair value recognized in Other comprehensive income	(5,392)	—	-	—
Balance as of September 30, 2021	$494,608	$4,905,660	$10,772	$250,000
Shares sold during the year	—	—	(9,590)	—
Realized gain on fair value recognized in other income (expense)	—	—	665	—
Unrealized loss recognized in other income (expense)	—	(1,949,770)	(1,847)
Impairment loss				(250,000)
Unrealized gain on fair value recognized in Other comprehensive income	115,500	—	-	—
Balance as of September 30, 2022	$610,108	$2,955,890	$—	$—

6. INTANGIBLE ASSETS

Intangible assets consist of the following as of September 30, 2022 and 2021:

	September 30, 2022			September 30, 2021
	Intangible assets	Accumulated amortization	Net intangible assets	Intangible assets	Accumulated amortization	Net intangible assets
Software	$210,000	$—	$210,000	$—	$—	$—
Websites	23,115	(11,448)	11,667	8,115	(8,115)	—
Strategic Contract	9,799,970	(3,536,586)	6,263,384	9,799,970	(1,577,098)	8,222,872
Total	$10,033,085	(3,548,034)	$6,485,051	$9,808,085	$(1,585,213)	$8,222,872

Amortization expense for the years ended September 30, 2022 and 2021 was $1,963,328 and $1,577,098, respectively.

During the years ended September 30, 2022 and 2021 the Company did not incur impairment losses related to the above intangible assets.

The strategic contract relates to supply of a critical input to our bitcoin mining business at significantly low prices compared to market. During the year ended September 30, 2021, the initial allocation of $7,457,970 was adjusted by $2,342,000.

The Company expects to record amortization expense of intangible assets over the next 5 years and thereafter as follows:

Year	September 30, 2022
2023	$2,017,494
2024	2,017,494
2025	2,014,160
2026	435,903
2027	-
Thereafter	-
Total	$6,485,051

7. PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of September 30, 2022 and September 30, 2021:

	September 30, 2022	September 30, 2021
Land	$2,977,619	$2,877,619
Land improvements	1,529,937	—
Building and improvements	32,332,251	8,170,680
Leasehold improvements	114,362	59,114
Miners	356,500,871	120,330,768
Mining equipment	17,586,847	2,817,074
Infrastructure	12,421,756	81,868
Machinery and equipment	1,268,932	239,283
Furniture and fixtures	331,444	107,660
Construction in progress	4,816,189	10,498,311
Total	429,880,208	145,182,377
Less: accumulated depreciation	(53,098,828)	(7,560,831)
Property and equipment, net	$376,781,380	$137,621,546

Depreciation expense for the years ended September 30, 2022 and 2021 was $47,081,550 and $7,405,025, respectively. During the year ended September 30, 2022, $4,390,160 of property and equipment was disposed of for a gain of $642,691, which included $411,484 of property and equipment that was written-off resulting in a loss of $278,170. There were no disposals during the year ended September 30, 2021.

The Company placed-in service property and equipment of $265,204,734 during the year ended September 30, 2022. This increase in fixed assets primarily consisted of miners and mining equipment amounting to $245,706,410.

Construction in progress: The Company is expanding its facilities in Georgia.

The Company has cancellable purchase commitments for approximately $30 million related to purchase of miners as of September 30, 2022, and the Company has paid $3 million towards these commitments as of the end of this period. As of September 30, 2022, the remaining commitment for future payments was $27 million.

As of September 30, 2022 and September 30, 2021, the Company has outstanding deposits for miners and mining equipment totaling $12.5 million and $88 million, respectively. These deposits are in prepayments paid to premier suppliers and manufacturers to purchase mining ASICs and equipment. The prepayments will be applied to the purchase price when the vendor ships the miners.

8. LEASES

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

The Company’s operating leases are office spaces and finance leases which are primarily related to equipment used at its data center.

The Company's lease costs recognized in the Consolidated Statements of Operations and Comprehensive Loss consist of the following:

	For the year ended
	September 30, 2022	September 30, 2021
Operating lease cost (1)	$112,869	$10,674
Finance lease cost:
Depreciation expense financed assets	$379,260	$302,359
Interest on lease obligations	$37,886	$44,726

(1)
Included in general and administrative expenses

Other lease information is as follows:

	For the year ended
	September 30, 2022	September 30, 2021
Cash paid for amounts included in measurement of lease obligations:
Operating cash outflows from operating leases	$131,425	$12,687
Operating cash outflows from finance leases	$38,125	$42,992
Financing cash outflows from finance leases	$519,273	$181,475

	September 30, 2022	September 30, 2021
Weighted-average remaining lease term - operating leases	1.5 years	2.5 years
Weighted-average remaining lease term - finance leases	1.53 years	3.2 years
Weighted-average discount rate - operating leases	4.50%	4.50%
Weighted-average discount rate - finance leases	5.50%	5.50%

The following is a schedule of the Company's lease liabilities by contractual maturity as of September 30, 2022:

Fiscal Year	Operating Leases	Finance Leases
2023	$135,368	$274,651
2024	139,429	161,766
2025	143,612	21,607
2026	147,920	1,853
2027	50,660	—
Thereafter	-	—
Gross lease liabilities	616,989	459,877
Less: imputed interest	(56,443)	(19,493)
Present value of lease liabilities	$560,546	$440,384
Less: Current portion of lease liabilities	(112,955)	(260,387)
Total lease liabilities, net of current portion	$447,591	$179,997

9. LOANS

The following table reflects our outstanding loans as of September 30, 2022:

	Maturity Date	Rate	Debt Balance, Net
Master Equipment Financing Arrangement	Apr-25	13.80%	$17,073,111
SPRE Commercial Group, Inc.	Aug-23	12.00%	1,806,558
Marquee Funding Partners	Jul-26 - Feb-27	13.00%	2,127,027
Auto Loans	Oct-28	9.00-9.20%	212,421
Total Loans Outstanding			$21,219,117
Less: current portion of long-term loans			(7,786,049)
Long-term loans, excluding current portion			$13,433,068

The following table reflects the principal amount of loan maturities due over the next five years and beyond as of September 30, 2022:

	5-Year Loan Maturities
Outstanding Loan	FY 2023	FY 2024	FY 2025	FY 2026	FY 2027	Thereafter	Total
Master Equipment Financing Arrangment	$5,677,314	$6,508,398	$5,221,133	$-	$-	$-	$17,406,845
SPRE Commercial Group, Inc.	1,806,558	-	-	-	-	-	1,806,558
Marquee Funding Partners	402,179	457,693	520,869	592,766	153,520	-	2,127,027
Auto Loans	24,662	30,464	33,341	36,489	39,935	47,530	212,421
Total principal amount of loan payments by fiscal year	$7,910,713	$6,996,555	$5,775,343	$629,255	$193,455	$47,530	$21,552,851
Unamortized deferred financing costs and discounts on Master Equipment Financing Arrangement							(333,734)
Total loan book value as of September 30, 2022							$21,219,117

Description of Outstanding Loans

Master Equipment Financing Agreement

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

The Company recorded a loan discount of approximately $379,000, of which $46,000 was amortized and recorded to interest expense during the year ended September 30, 2022.

SPRE Commercial Group, Inc.

In connection with the acquisition of WAHA, the Company entered into a financing arrangement with the seller. The loan has a term of 12 months with monthly payments of $173,651 and a stated interest rate of 12%.

Marquee Funding Partners

In connection with the acquisition of WAHA, certain assets were encumbered with mortgages which the Company assumed. The mortgages assumed have a combined balance of $2,158,253 and remaining payment terms ranging from 47-54 months and annual interest of 13%.

Auto Loans

In September 2022, the Company purchased vehicles through financing arrangements with combined principal amount of $212,421. The loans are for a term of 72 months with annual interest of 9%. The loans are secured with the purchased vehicles.

Paycheck Protection Program Loan

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

10. RELATED PARTY TRANSACTIONS

Zachary Bradford Chief Executive Officer, Director and Former Chief Financial Officer

During the years ended September 30, 2022 and 2021, the Company paid Blue Chip Accounting, LLC (“Blue Chip”) $47,075 and $183,075, respectively, for accounting, tax, administrative services and reimbursement for office supplies. Blue Chip is 50% beneficially owned by Mr. Bradford. None of the services were associated with work performed by Mr. Bradford. The services consisted of preparing and filing tax returns, bookkeeping, accounting and administrative support assistance. During the years ended September 30, 2022 and 2021, $4,575 and $18,300, respectively, was paid to Blue Chip for rent. The sublease and engagement for accounting services was terminated on December 31, 2021.

11. STOCKHOLDERS’ EQUITY

Overview

The Company’s authorized capital stock consists of 100,000,000 shares of common stock and 10,000,000 shares of preferred stock, par value $0.001 per share. As of September 30, 2022, there were 55,661,337 shares of common stock issued and outstanding and 1,750,000 shares of preferred stock issued and outstanding. As of September 30, 2021, there were 37,395,945 shares of common stock issued and outstanding and 1,750,000 shares of preferred stock issued and outstanding.

Under the Certificate of Designation for the Series A Preferred Stock, holders of shares of Series A Preferred Stock are entitled to quarterly dividends on 2% of our earnings before interest, taxes and amortization. The dividends are payable in cash or common stock. The preferred stock dividend for the year ended September 30, 2022 was $335,439, which the Company paid $314,611 and has a preferred stock dividend payable in the amount of $20,828. The preferred dividend was $177,502 for the year ended September 30, 2021 and was paid in the 2021 fiscal year. The holders will also have a liquidation preference on the stated value of $0.02 per share plus any accumulated but unpaid dividends. The holders are further entitled to have us redeem their Series A Preferred Stock for three shares of common stock in the event of a change of control and they are entitled to vote together with the holders of our common stock on all matters submitted to shareholders at a rate of forty-five (45) votes for each share held.

Amendment to Articles of Incorporation

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

Common Stock issuances for the year ended September 30, 2022

The Company issued 638,764 common shares in relation to restricted stock units issued for service.

The Company issued 105,423 common shares in relation to the exercise of stock options with proceeds received of 816,602.

The Company issued 5,238 common shares valued at $60,043 as compensation for Director services.

The Company issued 8,404 common shares valued at $150,011 for settlement of contingent consideration related to business acquisition.

The Company issued 17,740,081 common shares in relation to equity raises through its At-the-Market offering facility, net of offering costs, for net proceeds of $125,047,987.

Common stock returned during the year ended September 30, 2022

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

The Company issued 1,618,285 shares of common stock in relation to the acquisition of ATL, which includes 809,142 shares held in escrow. The Company issued 477,703 shares of common stock in relation to the acquisition of SWS, which includes 310,000 shares held in escrow. (See Note 4 for additional details)

The Company issued 57,045 shares of common stock for services rendered for a total fair value of approximately $815,000 which has been fully expensed during the year ended September 30, 2021.

The Company issued 389,745 shares of common stock in relation to the exercise of stock options and warrants. (See Notes 12 and 13 for additional details)

The Company issued 15,577 restricted stock units to certain SWS employees as part of the transaction to incentivize the employees for retention purposes. These restricted stock units vest over a period of one year. As of September 30, 2021, 4,582 of the restricted stock units had been forfeited. (See Note 13 for additional details)

On June 3, 2021, the Company entered into an At-the-Market Offering Agreement (“ATM”) with H.C. Wainwright & Co., LLC, to create an at-the-market equity program under which the Company may, from time to time, offer and sell shares of its common stock having an aggregate gross offering price of up to $500,000,000 to or through H.C. Wainwright & Co., LLC. During the year ended September 30, 2021, the Company issued 3,443,379 shares of the Company’s common stock under the ATM for net proceeds of $46.4 million. The shares were sold pursuant to a prospectus dated March 15, 2021 and a prospectus supplement dated June 3, 2021 filed with the SEC.

Common stock returned during the year ended September 30, 2021

As a result of an adjustment of holdback shares to actual milestones earned in relation to the p2k acquisition, 8,072 shares were returned and cancelled.

As a result of an adjustment of holdback shares pursuant to Article II and Schedule A of that certain Agreement and Plan of ATL Merger in connection with the acquisition of ATL, 68,194 shares were returned and cancelled. (See Note 4 for additional details)

15,000 shares, held in escrow as collateral, were returned from a lender on September 30, 2021.

12. STOCK WARRANTS

The following is a summary of stock warrant activity during the years ended September 30, 2022 and September 30, 2021.

	Number of Warrant Shares	Weighted Average Exercise Price ($)
Balance, September 30, 2020	1,299,065	$21.78
Warrants granted	—	—
Warrants expired	(432,721)	15.00
Warrants canceled	—	—
Warrants exercised	(250,790)	11.77
Balance, September 30, 2021	615,554	$30.72
Warrants granted	—	—
Warrants expired	(413,334)	39.38
Warrants canceled	—	—
Warrants exercised	—	—
Balance, September 30, 2022	202,220	$13.03

As of September 30, 2022, there are warrants exercisable to purchase 202,220 shares of common stock in the Company and there are no warrants that are unvested. All outstanding warrants contain provisions allowing a cashless exercise at their respective exercise prices.

As of September 30, 2022, the outstanding warrants have a weighted average remaining term of 2.92 years and an intrinsic value of $0.

During the year ended September 30, 2022, there were no exercise of warrants.

Warrant activity for the year ended September 30, 2021

During the year ended September 30, 2021, a total of 173,990 shares of the Company’s common stock were issued in connection with the exercise of common stock warrants at exercise prices ranging from $3.36 and $20.00, for total consideration of $2,883,623. Additionally, a total of 74,437 shares of the Company’s common stock were issued in connection with the cashless exercise of 76,800 common stock warrants at exercise prices ranging from $0.83 to $3.67.

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

As of September 30, 2022, there were 89,889 shares available for issuance under the Plan.

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

The Company granted 89,445 non-qualified options pursuant to the Plan during the year ended September 30, 2022.

The Company recognized $31,464,994 and $8,546,712 for the years ended September 30, 2022 and September 30, 2021, respectively, in stock-based compensation.

STOCK OPTIONS

The following is a summary of stock option activity during the year ended September 30, 2022 and 2021:

	Number of Option Shares	Weighted Average Exercise Price ($)
Balance, September 30, 2020	277,948	6.34
Options granted	1,469,250	19.32
Options expired	(12,975)	10.53
Options canceled/forfeited	(45,876)	16.31
Options exercised	(141,318)	6.14
Balance, September 30, 2021	1,547,029	18.35
Options granted	215,750	14.47
Options canceled/forfeited	(238,418)	15.40
Options exercised	(105,423)	7.43
Balance, September 30, 2022	1,418,938	19.11

As of September 30, 2022, there are options exercisable to purchase 784,785 shares of common stock in the Company and 634,153 unvested options outstanding that cannot be exercised until vesting conditions are met. As of September 30, 2022, the outstanding options have a weighted average remaining term of 3.86 years and an no intrinsic value.

Option activity for the year ended September 30, 2022

During the year ended September 30, 2022, a total of 105,423 shares of the Company’s common stock were issued in connection with the exercise of common stock options at exercise prices ranging from $4.65 to $15.10, for net proceeds of $816,602.

For the year ended September 30, 2022, the Company also granted 215,750 options with a total fair value of $3,121,350 to purchase shares of common stock to employees.

The Black-Scholes model utilized the following inputs to value the options granted during year ended September 30, 2022:

Fair value assumptions Options:	September 30, 2022
Risk free interest rate	1.04% - 3.65%
Expected term (years)	4.99 - 7.35
Expected volatility	187.18% - 533.00%
Expected dividends	0%

As of September 30, 2022, the Company expects to recognize $14,206,420 of stock-based compensation for the non-vested outstanding options over a weighted-average period of 1.63 years.

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

The Black-Scholes model utilized the following inputs to value the options granted during year ended September 30, 2021:

Fair value assumptions Options:	September 30, 2021
Risk free interest rate	0.10% - 0.41%
Expected term (years)	1.50 - 5.25
Expected volatility	140% - 239%
Expected dividends	0%

RESTRICTED STOCK UNITS

The Company grants restricted stock units ("RSU"s) that contain either a) service conditions, or b) performance conditions, or c) market performance conditions. RSUs containing service conditions vest monthly or annually. RSUs containing performance conditions generally vest over 1 year, and the number of shares earned depends on the achievement of predetermined Company metrics. RSU's that contain market conditions will vest based on the terms of the agreement and generally are either 1 year or over the employee's term of employment.

The Company recognizes the expense equal to the total fair value of the common stock price on the grant date. The expense is recorded ratably over the service period.

The following table summarizes the performance-based restricted stock units at the maximum award amounts based upon the respective performance share agreements. Actual shares that will vest depend on the attainment of the performance-based criteria.

	Number of Shares	Weighted Average Fair Value Per Share	Aggregate Intrinsic Value
Outstanding at September 30, 2020	—	$-	$-
Granted	579,302	10.53
Vested	(558,475)	10.03
Forfeited	(9,832)	17.98
Outstanding at September 30, 2021	10,995	$27.73	$-
Granted	7,306,250	7.18
Vested	(1,757,938)	13.37
Forfeited	(110,759)	15.27
Outstanding at September 30, 2022	5,448,548	$4.93	$17,326,383

During the year ended September 30, 2022, the Company granted 1,176,250 RSUs, which comprised of 120,000 that were service condition based, 146,250 that were performance condition based, and 910,000 that were market condition based awards. The market condition based RSUs consist of 60,000 units that were perpetual in nature, and therefore, are given a derived service period of 5 years. The remaining 810,000 RSUs had a stated service period of 1 year. The fair value of the market based RSUs are determined using the Monte Carlo simulation and is in the following range: $11.03 - $17.89 per unit. The inputs of these market based RSUs are as follows:

Fair value assumptions RSUs:	September 30, 2022
Risk free interest rate	0.14% - 1.26%
Expected term (years)	1.00 - 5.00
Expected volatility	111.37% - 172.18%
Cost of equity	20.00% - 21.00%

On September 12, 2022, the Compensation Committee approved to immediately vest the 810,000 market based RSUs that were subject to the 1-year stated service period. Accordingly, the Company recorded an incremental stock-based compensation expense of $3.96 million in the fiscal year September 30, 2022.

Additionally, on September 12, 2022, the Compensation Committee approved the following modifications and grants, each of which are pending ratification by shareholders:

(1) to grant 2,565,000 service condition based RSUs which will vest over a 3-year period beginning on the grant date,

(2) to grant 2,565,000 performance based RSUs which are expected to vest within a 12-month period,

(3) to modify the market condition based 60,000 units that were perpetual in nature, and 10,000 unvested service condition RSUs, and were replaced with;

(3a) 120,000 service condition based RSUs that vest over a 3-year period,

(3b) 120,000 performance based RSUs, which are expected to vest within 12 months from date of modification.

(4) to grant 760,000 restricted stock units, which shall vest on the later of the grant date and the Shareholder Approval Date.

As of September 30, 2022, the Company had approximately $26 million unrecognized compensation cost related to restricted stock unit awards that will be recognized over a weighted average period of 2 years.

The Company recognized stock-based compensation expenses related to restricted stock units, of $23,661,327 and $3,862,679 for fiscal years ended 2022 and 2021. The Company recognized $1,904,520 in stock-based compensation expense for restricted stock units issued in 2021 related to 2020 bonuses.

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

For the years ended September 30, 2022 and 2021 the Company's income (loss) from continuing operations before provision for income taxes were as follows:

	September 30, 2022	September 30, 2021
Domestic	$(40,089,393)	$(8,229,162)
Foreign	-	-
Loss before income taxes	$(40,089,393)	$(8,229,162)

The component of the provision for income taxes in the years ended September 30, 2022, 2021, and 2020 were as follows:

	September 30, 2022	September 30, 2021
Current:
Federal	$-	$-
State	-	-
Deferred:
Federal	$-	$-
State	-	-
Provision for income taxes	$-	$-

Income tax benefit attributable to loss from continuing operations differed from the amounts computed by applying the statutory U.S federal income tax rate of 21% to pretax loss from continuing operations as a result of the following:

	September 30, 2022	September 30, 2021
Tax Benefit at Federal statutory rate	$(8,417,258)	$(1,728,117)
Tax Benefit at State rate	(303,448)	(62,300)
Meals and Entertainment	30,339	114
Stock Based Compensation	2,060,702	-
Non deductible Payroll expense	-	(231,134)
ISO - Disqualifying Dispositions	(58,493)
Penalties	-	375
True Ups	4,407,634	323,497
R&D Credits	(200,000)	(200,457)
Discontinued Operations	(3,750,257)	(2,955,236)
Other	(1,569)	(1,172)
Change in Valuation Allowance	6,232,350	4,854,430
	$-	$-

The significant components of the Company's deferred tax assets and liabilities as of September 30, 2022 and 2021 were as follows:

	September 30, 2022	September 30, 2021
Deferred Tax Assets:
Right of Use - Lease Liability	$268,771	$-
Charitable Contributions	7,034	507
Section 1231 Loss Carryforwards	1,183,440	2,995,030
Tax Credits	400,457	200,457
Stock Based Compensation	3,740,106	135,366
Interest Expense Carryforwards	193,804	-
Net Operating Loss carryforwards	93,052,447	42,880,598
Gross Deferred Tax Assets	$98,846,059	$46,211,958
Valuation Allowance	(28,756,392)	(22,524,043)
Total deferred tax assets, net of valuation allowance	$70,089,667	$23,687,915

Deferred Tax Liabilities
Right of Use - Lease Asset	$(264,566)	$-
Prepaid Expenses	(222,566)	(187,790)
Unrealized Gain on Derivative Asset	(85,415)	(857,243)
Unrealized Gain on Equity Security	(62,859)	(63,261)
Gain/Loss on Sale of Assets not on TR	(25,732)	(602)
Fixed Assets & Intangible Assets	(69,428,529)	(22,579,019)
Net Deferred Tax Assets	$-	$-

For the year ended September 30, 2022, based on all available objective evidence, including the existence of cumulative losses, the Company determined that it was not more likely than not that the net deferred tax assets were fully realizable as of September 30, 2022. Accordingly, the Company established a full valuation allowance against its deferred tax assets.

As of September 30, 2022, the Company had $417.8 million of federal and $91.6 million of state net operating loss carryforwards available to reduce future taxable income, of which federal net operating loss carryforwards of $358.6 million have an indefinite life. The federal net operating losses began to expire in 2007, while state net operating losses begin to expire in 2025.

The Company's ability to utilize its federal and state net operating loss carryforwards and federal tax credit carryforwards to reduce future taxable income and future taxes, respectively, may be subject to restrictions attributable to equity transactions that may have resulted in a change in ownership as defined by Internal Revenue Code ("IRC") Section 382, for which the Company is in the process of completing a study. In the event that the Company has such a change in ownership, the Company's utilization of these carryforwards could be severely restricted and could result in the expiration of a significant amount of these carryforwards prior to the Company recognizing their benefit.

The Company files income tax returns in the U.S. federal and state jurisdictions. The 2018-2021 tax years generally remain subject to examination by the IRS and various state taxing authorities, although the Company is not currently under examination in any jurisdiction.

The Coronavirus Aid, Relief and Economic Security (CARES) Act was enacted March 27, 2020. Among the business provisions, the CARES Act provided for various payroll tax incentives, changes to net operating loss carryback and carryforward rules, business interest expense limitation increases, and bonus depreciation on qualified improvement property. Additionally, the Consolidated Appropriations Act of 2021 was signed on December 27, 2020 which provided additional COVID relief provisions for businesses. The Company has evaluated the impact of both the Acts and has determined that any impact is not material to its financial statements.

15. COMMITMENTS AND CONTINGENCIES

Purchase of bitcoin mining equipment

The Company has cancellable purchase commitments totaling approximately $27 million related to purchase of miners and approximately $1.5 million related to purchase of mining operations related equipment and construction projects as of September 30, 2022, and the Company has paid approximately $3 million towards these commitments as of the end of this period. As of September 30, 2022, the remaining commitment for future payments was approximately $28.5 million.

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

The Agreement further provides that through December 31, 2023, Lancium, subject to certain limited exceptions, will not enter into any all-in fixed price agreements with other customers with the same or less power draw as the Company that contains more favorable terms for the fixed all-in price than those in the Lancium Agreement, unless the Company is provided with the same lower fixed price under the Lancium Agreement. The Agreement has an initial term of five years from the operations commencement date (unless terminated earlier in accordance with the terms of the Agreement), after which it will renew automatically for two-year periods unless either party provides notice of non-renewal at least ninety days prior to the expiration of the term or renewal term, as applicable. As of September 30, 2022, the Company did not have any contractual future payment obligations under the terms of the Agreement.

Contractual future payments

The following table sets forth certain information concerning our obligations to make contractual future payments towards our agreements as of September 30, 2022:

	2023	2024	2025	2026	2027	Total
Recorded contractual obligations:
Operating lease obligations	$135,368	$139,429	$143,612	$147,920	$50,659	$616,988
Finance Lease obligations	274,651	161,766	21,607	1,853	-	459,877
Mining equipment	27,000,000	-	-	-	-	27,000,000
Mining operations related equipment	1,504,093	-	-	-	-	1,504,093
Total	$28,914,112	$301,195	$165,219	$149,773	$50,659	$29,580,958

Contingent Consideration

GridFabric, LLC

On August 31, 2020, the Company acquired GridFabric, LLC. Pursuant to the terms of the purchase agreement, additional shares of the Company’s common stock valued at up to $750,000 were issuable if GridFabric, LLC achieves certain revenue and product release milestones. On September 30, 2021, the contingent consideration was re-measured to $500,000.

On November 23, 2021, the Company settled all contingent consideration due to GridFabric, LLC resulting in a payment of 8,404 shares of common stock valued at $150,000.

Solar Watt Solutions, Inc.

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

Legal contingencies

From time to time we may be subject to litigation arising in the ordinary course of business. The Company accrues a liability when a loss is considered probable and the amount can be reasonably estimated. When a material loss contingency is reasonably possible but not probable, the Company does not record a liability, but instead discloses the nature and the amount of the claim, and an estimate of the loss or range of loss, if such an estimate can be made. Legal fees are expensed as incurred. Based on the opinion of legal counsel and other factors, management believes that the final disposition of these existing matters will not have a material adverse effect on the business, results of operations, financial condition, or cash flows of the Company. The Company has identified certain claims as a result of which a loss may be incurred, but in the aggregate the loss is expected to be insignificant. This assessment is based on our current understanding of relevant facts and circumstances. As such, our view of these matters is subject to inherent uncertainties and may change in the future. Significant judgment is required in both the determination of probability and the determination as to whether an exposure is reasonably estimable. Actual outcomes of these legal and regulatory proceedings may materially differ from our current estimates. For other claims regarding proceedings that are in an initial phase, the Company is unable to estimate the range of possible loss, if any, but at this time believes that any loss related to such claims will not be material. Risks associated with legal liability are difficult to assess and quantify, and their existence and magnitude can remain unknown for significant periods of time. We maintain liability insurance to reduce such risk exposure to the Company. Despite the measures taken, such policies may not cover future litigation, or the damages claimed may exceed our coverage which could result in contingent liabilities..

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

The Company filed its Motion to Dismiss on April 28, 2022. The Motion to Dismiss seeks dismissal of all claims asserted in the Amended Class Complaint with prejudice and without leave to amend on the grounds that Plaintiffs fail to state a claim upon which relief can be granted under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 promulgated thereunder. Plaintiffs filed their opposition on June 27, 2022. Defendants’ reply in further support of their Motion to Dismiss was filed on August 11, 2022. The parties are awaiting a decision or oral argument on the Motion to Dismiss.

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

Solar Watt Solutions, Inc., v. Pathion, Inc.

On January 6, 2022, Solar Watt Solutions, Inc., (“SWS”) filed suit in the Superior Court of the State of California in the County of Santa Clara against Pathion, Inc., (“Pathion”) for breach of contract, conversion, unjust enrichment and negligent misrepresentation. Prior to its acquisition by the Company, SWS paid Pathion $418,606 for solar batteries and related equipment for delivery in August 2019, later amended to November 2019. Pathion never delivered any of the items purchased by SWS. Pathion’s breach resulted in SWS being unable to complete a separate contract and cost the end-user client over $15,000 per month in electricity costs. SWS is seeking an award of compensatory damages totaling over $500,000. Pathion filed an answer on or around February 16, 2022, generally denying the claims asserted by SWS. SWS served discovery on Pathion in May 2022; Pathion did not serve responses. Accordingly, SWS filed a Motion for Order Establishing Admissions and for Sanctions on July 25, 2022, and was awarded $1,750 in sanctions. The parties are currently engaged in discovery process.

Darfon America Corp., etc. vs. CleanSpark, Inc., etc., et al.

On August 18, 2022, Darfon America Corp filed a breach of contract suit in connection with a purchase contract for batteries. In short, Plaintiff contends that the Company ordered batteries and did not pay for them. Plaintiff is seeking $5.4 million in damages and additional costs and fees. The Company contends, among other things, that the batteries did not meet the necessary specifications. This case is in a very early stage as discovery has only just commenced. The Company is confident in its legal position and does not anticipate a loss.

16. MAJOR CUSTOMERS AND VENDORS

The bitcoin mining business had the following customers that represented more than 10% of revenue. For these purposes customers are defined as the Company’s mining pool operators.

	Year Ended
	September 30, 2022	September 30, 2021
Mining Pool Operator A	0.02%	55.72%
Mining Pool Operator B	99.98%	44.28%

The Company had the following significant suppliers of mining equipment.

	Year Ended
	September 30, 2022	September 30, 2021
Vendor A	75.57%	49.90%
Vendor B	21.05%	2.80%
Vendor C	1.68%	37.44%

17. SUBSEQUENT EVENTS

We have evaluated events occurring between the end of the most recent fiscal year and the date the financial statements were issued through December 14, 2022. There were no material subsequent events except as disclosed below:

Mawson Purchase Agreement

On October 8, 2022, the Company completed the acquisition of a lease for approximately 16.35 acres of real property located in Sandersville, Washington County, Georgia (the “Property”), all personal property located on the Property and 6,349 application-specific integrated circuit miners (the “ASICs”) from subsidiaries of Mawson Infrastructure Group, Inc. a Delaware corporation (“Mawson”), who is the selling shareholder named herein (the “Mawson

Transaction”), all pursuant to a Purchase and Sale Agreement dated September 8, 2022 (the “Purchase Agreement”) and an Equipment Purchase and Sale Agreement dated September8, 2022.

The Company paid the following consideration to Mawson for the Property: (i) $13.5 million in cash; (ii) 1,590,175 shares (the “Closing Shares”) of our common stock, par value $0.001 per share (which had a value of approximately

$4.8 million based upon the closing price of the common stock on October 7, 2022), and (iii) $6.5 million in seller financing in the form of a promissory note. We also agreed to pay up to $9.02 million in cash within 15 days of the closing for the ASICs.

The following additional consideration may be payable to Mawson following the closing:

• up to 1,100,890 shares of our common stock (the “Earn-out Shares” and, together with the Closing Shares, the “Company Shares”) (which have a value of approximately $3.3 million based upon the closing price of our common stock on October 7, 2022), based upon the number of modular data centers on the Property occupied by Mawson being emptied and made available for our use; and

• up to an additional $2.0 million in a seller-financed earn-out payable at least 60 days post-closing if we are able to utilize at least an additional 150 MW of power on the Property by the six month anniversary of the closing.

Disposal of Certain Energy Assets

On November 18, 2022, the Company completed the sale of certain assets of its discontinued energy business. The transaction involved the sale of certain software rights and assets for approximately $2.75 million.

At-the-Market Equity Issuances

Subsequent to September 30, 2022, the Company issued 14,481,208 common shares in relation to equity raises through its At-the-Market offering facility, net of offering costs, for net proceeds of approximately $41,344,000.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

In connection with the preparation of this Annual Report on Form 10-K, our management conducted an assessment of the effectiveness of our internal controls over financial reporting as of the end of the period covered by this report (under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”)). Based on that assessment, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were effective. Management’s assessment of the effectiveness of our disclosure controls and procedures is expressed at a level of reasonable assurance because management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives.

MANAGEMENTS REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our internal control over financial reporting is a process designed by, or under the supervision of, our CEO and CFO and effected by our Board, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting include policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our Board and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Under the supervision and participation of our management, including our CEO, we evaluated the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control - Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of September 30, 2022.

This Annual Report does not include an attestation report by MaloneBailey, LLP, our independent registered public accounting firm, regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the fourth quarter of fiscal year 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

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

Exhibit Number	Exhibit Description	Form	File No.	Exhibit Filing Date	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger by and between the Company and Pioneer Critical Power, Inc., dated January 22, 2019	8-K	000-53498	2.1	January 24, 2019
2.2 †	Agreement and Plan of Merger, dated as of December 9, 2020, by and among CleanSpark, Inc., ATL Data Centers LLC, CLSK Merger Sub, LLC and the Sellers	8-K	001-39187	2.1	December 10, 2020
3.1	Articles of Incorporation, dated October 9, 1987	10-12G	000-53498	3.1	November 17, 2008
3.2	Amendment to Articles of Incorporation, dated October 9, 1987	10-12G	000-53498	3.1A	November 17, 2008
3.3	Bylaws, dated October 15, 1987	10-12G	000-53498	3.2	November 17, 2008
3.4	Amended Bylaws, dated February 5, 2013	8-K	000-53498	3.1	February 12, 2013
3.5	Certificate of Change, dated February 26, 2013	8-K	000-53498	3.1	February 26, 2013
3.6	Article of Merger, dated November 14, 2021	8-K	000-53498	3.1	December 1, 2014
3.7	Certificate of Amendment, dated April 15, 2015	8-K	000-53498	3.1	April 16, 2015
3.8	Certificate of Designation, dated April 15, 2015	8-K	000-53498	3.2	April 16, 2015
3.9	Certificate of Change, dated May 6, 2015	8-K	000-53498	3.1	May 13, 2015
3.10	Article of Merger, dated October 31, 2016	8-K	000-53498	3.1	November 14, 2016
3.11	Certificate of Designation, dated April 16, 2019	8-K	000-53498	3.1	April 18, 2019
3.12	Certificate of Amendment to Articles of Incorporation, dated August 9, 2019	DEF 14C	000-53498	Appendix A	July 12, 2019
3.13	Amendment to Certificate of Designation, dated October 9, 2019	8-K	000-53498	3.1	October 9, 2019
3.14	Certificate of Change, dated December 4, 2019	8-K	000-53498	3.1	December 10, 2019
3.15	Certificate of Withdrawal of Series B Preferred Stock Certificate of Designation, dated March 10, 2020	8-K	001-39187	3.1	March 10, 2020
3.16	Certificate of Amendment to Articles of Incorporation of CleanSpark, Inc., dated October 2, 2020	DEF 14C	000-53498	Appendix A	July 28, 2020
3.17	Certificate of Amendment to Articles of Incorporation of CleanSpark, Inc., dated March 16, 2021.	8-K	001-39187	3.1	March 18, 2021
3.18	First Amended and Restated Articles of Incorporation of CleanSpark, Inc., dated September 17, 2021	8-K	001-39187	3.1	September 17, 2021

3.19	First Amended and Restated Bylaws of CleanSpark, Inc., 2017 Incentive Plan, dated September 17, 2021	8-K	001-39187	3.2	September 17, 2021
4.1	Description of Registered Securities					X
10.1+	CleanSpark, Inc. 2017 Equity Incentive Plan	S-8	333-218831	10.12	June 19, 2017
10.4	Non-Competition and Non-Solicitation Agreement, dated January 22, 2019	8-K	000-53498	10.2	January 24, 2019
10.5	Indemnity Agreement, dated January 22, 2019	8-K	000-53498	10.3	January 24, 2019
10.6	Contract Manufacturing Agreement, dated January 22, 2019	8-K	000-53498	10.4	January 24, 2019
10.9†	Memorandum of Understanding, dated as of November 5, 2019	8-K	000-53498	10.1	November 12, 2019
10.10	Securities Purchase Agreement, dated as of November 6, 2019	8-K	000-53498	10.2	November 12, 2019
10.16	Promissory Note, dated as of May 7, 2020	8-K	001-39187	10.1	May 20, 2020
10.17+	First Amendment to CleanSpark, Inc. 2017 Equity Incentive Plan, dated as of October 7, 2020	DEF 14C	000-53498	Appendix B	July 28, 2020
10.21+	Employment Agreement, entered into by and between CleanSpark, Inc. and Zachary K. Bradford, dated October 26, 2020	8-K	001-39187	10.1	October 28, 2020
10.25+	Employment Agreement, entered into by and between CleanSpark, Inc. and S. Matthew Schultz, dated October 26, 2020	8-K	001-39187	10.5	October 28, 2020
10.26†	Agreement and Plan of Merger, dated as of February 23, 2021, by and among CleanSpark, Inc., CLSK SWS Merger Sub, Inc., Solar Watt Solutions, Inc., and the Sellers.	8-K	001-39187	10.1	February 24, 2021
10.27	Non-Fixed Price Sales and Purchase Agreement between CleanSpark, Inc. and Bitmain Technologies Limited, dated April 14, 2021	10-Q	001-39187	10.1	May 6, 2021
10.28	Form of Hardware Purchase & Sales Agreement	10-Q	001-39187	10.2	May 6, 2021
10.29	Form of Future Sales Agreement	10-Q	001-39187	10.3	May 6, 2021
10.30	Form of Agreement for Sale of Equipment	10-Q	001-39187	10.4	May 6, 2021
10.31+	Amendment to Employment Agreement by and between CleanSpark, Inc. and Zachary K. Bradford, dated April 16, 2021	10-Q	001-39187	10.5	May 6, 2021
10.33+	Amendment to Employment Agreement by and between CleanSpark, Inc. and S. Matthew Schultz, dated April 16, 2021	10-Q	001-39187	10.7	May 6, 2021
10.34	At the Market Offering Agreement, dated June 3, 2021, between CleanSpark, Inc. and H.C. Wainwright & Co., LLC	8-K	001-39187	10.1	June 3, 2021
10.37†	Coinmint Collection Mining Services Agreement, by and between CleanBlok, Inc. and Coinmint, LLC date July 8, 2021	10-Q	001-39187	10.11	August 16, 2021
10.39+	Second Amendment to CleanSpark, Inc. 2017 Incentive Plan, dated September 17, 2021	8-K	001-39187	10.1	September 17, 2021
10.40†	Electrical Services Agreement between CleanBlok, Inc. and Georgia Power Company, dated October 1, 2021	10-K	001-39187	10.40	December 14, 2021
10.41	Form of Future Sales and Purchase Agreement	10-K	001-39187	10.41	December 14, 2021
10.42	Lease Agreement, by and between CleanSpark, Inc. and ANC Corporate	10-K	001-39187	10.42	December 14, 2021

	Center & Paseo Verde, LLC, dated August 26, 2021
10.43	Employment Agreement with Chief Financial Officer dated December 15, 2021	10-Q	001-39187	10.3	February 9, 2022
10.44	Master Equipment Financing Agreement by and between CleanSpark, Inc. and Trinity Capital Inc. dated as of April 22, 2022	8-K	001-39187	10.1	April 26, 2022
10.45	Form of Equipment Financing Schedule by and between CleanSpark, Inc. and Trinity Capital Inc.	8-K	001-39187	10.2	April 26, 2022
10.46	Hosting Agreement by and between CleanSpark, Inc. and Lancium LLC, dated as of March 29, 2022	10-Q	001-39187	10.3	May 10, 2022
10.47	Purchase and Sale Agreement by and between CSRE Properties Washington, LLC, SPRE Commercial Group, Inc. F/K/A, WAHA, Inc. and WAHA Technologies, Inc., dated as of August 5, 2022	10-Q	001-39187	10.3	August 10, 2022
10.48	Equipment Purchase and Sale Agreement by and between CleanSpark DW, LLC and WAHA Technologies, Inc., dated as of August 5, 2022	10-Q	001-39187	10.4	August 10, 2022
10.49	First Amendment to Purchase and Sale Agreement by and between CSRE Properties Washington, LLC and SPRE Commercial Group, Inc. f/k/a WAHA, Inc., dated as of August 17, 2022	8-K	001-39187	10.1	August 23, 2022
10.50	Sales and Purchase Agreement entered into by and between the CleanSpark, Inc. and Crypt Solutions, Inc. on September 1, 2022	8-K	001-39187	10.1	September 7, 2022
10.51	Purchase and Sale Agreement, dated as of September 8, 2022, by and among CSRE Properties Sandersville, LLC, Luna Squares LLC, Mawson Infrastructure Group, Inc. and the Company	8-K	001-39187	10.1†	September 9, 2022
10.52	Equipment Purchase and Sale Agreement, dated as of September 8, 2022, by and among CleanSpark GLP, LLC, Cosmos Infrastructure, LLC and Mawson Infrastructure Group, Inc.	8-K	001-39187	10.2†	September 9, 2022
10.53+	Form of Restricted Stock Unit Award Agreement	8-K	001-39187	10.4	September 14, 2022
10.54+	Form of Performance-Based Stock Unit Award Agreement	8-K	001-39187	10.5	September 14, 2022
10.55+	Amendment to Employment Agreement, dated September 13, 2022, by and between CleanSpark, Inc. and Zachary K. Bradford.	8-K	001-39187	10.1	September 14, 2022

10.56+	Amendment to Employment Agreement, dated September 13, 2022, by and between CleanSpark, Inc. and S. Matthew Schultz.	8-K		10.2	September 14, 2022
10.57+	Amendment to Employment Agreement, dated September 13, 2022, by and between CleanSpark, Inc. and Gary Vecchiarelli.	8-K	001-39187	10.3	September 14, 2022
10.58	First Amendment to Purchase and Sale Agreement, dated as of October 3, 2022, by and among CSRE Properties Sandersville, LLC, Luna Squares LLC, Mawson Infrastructure Group, Inc. and the Company.	8-K	001-39187	10.3	October 11, 2022
10.59	Secured Promissory Note of CSRE Properties Sandersville, LLC dated October 5, 2022.	8-K	001-39187	10.4	October 11, 2022
10.60	Amendment No. 1 to the At the Market Offering Agreement, dated December 14, 2022, between CleanSpark, Inc. and H.C. Wainwright & Co., LLC	8-K	001-39187	10.1	December 14, 2022
21.1	List of Subsidiaries					X
23.1	Consent of Malone Bailey, LLP					X
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101 INS*	Inline XBLR Instance Document
101 SCH*	Inline XBLR Taxonomy Extension Schema Document
101 CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101 LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101 PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101 DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101 attachments)

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

† Portions of this exhibit have been redacted in compliance with Item 601(b)(10) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEANSPARK, INC.

By:	/s/ Zachary K.Bradford
Zachary K. Bradford Chief Executive Officer, Principal Executive Officer and Director
December 14, 2022

By:	/s/ Gary A. Vecchiarelli
Gary A. Vecchiarelli Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer
December 14, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Zachary Bradford
Zachary Bradford Chief Executive Officer, Principal Executive Officer and Director
December 14, 2022
By:	/s/ Gary A. Vecchiarelli
Gary A. Vecchiarelli Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer
December 14, 2022

By:	/s/ S. Matthew Schultz
S. Matthew Schultz Executive Chairman and Chairman of the Board
December 14, 2022

By:	/s/ Larry McNeill
Larry McNeill Director
December 14, 2022

By:	/s/ Roger Beynon
Roger Beynon Director
December 14, 2022

By:	/s/ Dr. Thomas Wood
Dr. Thomas Wood Director
December 14, 2022

By:	/s/ Amanda Cavaleri
Amanda Cavaleri Director
December 14, 2022