Form 10-Q
period 2022-12-31
CLEANSPARK, INC.
filed 2023-02-09
CIK 827876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2022

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 77,992,916 shares as of February 9, 2023.

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

The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to:

•
disruptions in the crypto asset markets and price declines or price volatility of crypto assets, which may impact our stock price, increase financing risk and risk of increased losses or impairments in our investments or other assets, and increase risk of legal proceedings and government investigations;
•
our ability to achieve profitability, and to maintain profitability, in the future;
•
substantial volatility in the value of bitcoin;
•
market perception of our business and the crypto asset markets generally;
•
the rapidly changing regulatory and legal environment in which we operate, which may lead to unknown future challenges to operating our business or which may subject our business to added costs and/or uncertainty regarding our ability to operate;
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
•
dependency on third parties to maintain our cold and hot wallets that hold our bitcoin, which subjects us to bankruptcy risk with respect to such third parties and risk that our bitcoin may be lost, stolen or destroyed;
•
the risks associated with our indebtedness;
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

GENERAL

We encourage investors and others interested in CleanSpark to review the information that we make available on our website at https://www.cleanspark.com/investor-relations, in addition to our filings with the SEC, webcasts, press releases and conference calls. Information contained on our website is not part of this Quarterly Report on Form 10-Q.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

This report on Form 10-Q for the quarter ended December 31, 2022, should be read in conjunction with the Company's annual report on Form 10-K for the year ended September 30, 2022, filed with the Securities and Exchange Commission (“SEC”) on December 15, 2022.

The accompanying consolidated financial statements and footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended December 31, 2022 are not necessarily indicative of the results that can be expected for the full year.

CLEANSPARK, INC.

CONSOLIDATED BALANCE SHEETS

($ in thousands, except par value and share amounts)

	December 31, 2022	September 30, 2022
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,061	$20,463
Accounts receivable, net	30	27
Inventory	392	216
Prepaid expense and other current assets	6,069	7,931
Bitcoin	3,863	11,147
Derivative investment asset	1,685	2,956
Investment in debt security, AFS, at fair value	639	610
Current assets held for sale	6,447	7,426
Total current assets	$21,186	$50,776

Property and equipment, net	$434,777	$376,781
Operating lease right of use asset	5,482	551
Intangible assets, net	6,213	6,485
Deposits on mining equipment	5,814	12,497
Other long-term asset	4,640	3,990
Goodwill	8,043	—
Long-term assets held for sale	634	1,545
Total assets	$486,789	$452,625

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$27,927	$24,662
Operating lease liability	260	113
Finance lease liability	218	260
Contingent consideration	4,840	—
Current portion of long-term loans payable	7,504	7,786
Dividends payable	21	21
Current liabilities held for sale	830	1,199
Total current liabilities	$41,600	$34,041
Long-term liabilities
Operating lease liability, net of current portion	5,457	447
Finance lease liability, net of current portion	129	180
Loans payable, net of current portion	12,099	13,433
Long-term liabilities held for sale	469	512
Total liabilities	$59,754	$48,613

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEANSPARK, INC.

CONSOLIDATED BALANCE SHEETS (continued)

($ in thousands, except par value and share amounts)

	December 31, 2022	September 30, 2022
	(Unaudited)
Stockholders' equity
Common stock; $0.001 par value; 100,000,000 shares authorized; 71,743,930 and 55,661,337 shares issued and outstanding, respectively	72	56
Preferred stock; $0.001 par value; 10,000,000 shares authorized; Series A shares; 2,000,000 authorized; 1,750,000 and 1,750,000 issued and outstanding, respectively	2	2
Additional paid-in capital	651,907	599,898
Accumulated other comprehensive income	139	110
Accumulated deficit	(225,085)	(196,054)
Total stockholders' equity	427,035	404,012

Total liabilities and stockholders' equity	$486,789	$452,625

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEANSPARK, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited, in thousands, except per share and share amounts)

	For the three months ended
	December 31, 2022	December 31, 2021
Revenues, net
Bitcoin mining revenue, net	$27,746	$36,975
Other services revenue	73	150
Total revenues, net	$27,819	$37,125

Costs and expenses
Cost of revenues (exclusive of depreciation and amortization shown below)	20,416	5,636
Professional fees	2,831	3,102
Payroll expenses	9,802	7,328
General and administrative expenses	3,724	1,816
Loss on disposal of assets	—	278
Other impairment expense (related to bitcoin)	83	6,222
Realized loss (gain) on sale of bitcoin	517	(9,995)
Depreciation and amortization	19,329	7,427
Total costs and expenses	$56,702	$21,814

(Loss) Income from operations	(28,883)	15,311

Other income (expense)
Change in fair value of contingent consideration	485	55
Realized gain on sale of equity security	—	1
Unrealized loss on equity security	—	(2)
Unrealized (loss) gain on derivative security	(1,271)	299
Interest income	70	33
Interest expense	(889)	(53)
Total other (expense) income	(1,605)	333

(Loss) Income before income tax (expense) or benefit	(30,488)	15,644
Income tax expense	—	—
(Loss) income from continuing operations	$(30,488)	$15,644

Discontinued operations
Income (loss) from discontinued operations	$1,457	$(1,158)
Income tax (expense) or benefit	—	—
Income (loss) on discontinued operations	$1,457	$(1,158)

Net (loss) income	$(29,031)	$14,486

Preferred stock dividends	—	315

Net (loss) income attributable to common shareholders	$(29,031)	$14,171

Other comprehensive income	29	18

Total comprehensive (loss) income attributable to common shareholders	$(29,002)	$14,189

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEANSPARK, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)(Continued)

(Unaudited, in thousands, except per share and share amounts)

	For the three months ended
	December 31, 2022	December 31, 2021
(Loss) income from continuing operations per common share - basic	$(0.46)	$0.38

Weighted average common shares outstanding - basic	66,395,174	40,279,938

(Loss) income from continuing operations per common share - diluted	(0.46)	0.38

Weighted average common shares outstanding - diluted	66,395,174	40,485,761

Income (loss) on discontinued operations per common share - basic	$0.02	$(0.03)

Weighted average common shares outstanding - basic	66,395,174	40,279,938

Income (loss) on discontinued operations per common share - diluted	$0.02	$(0.03)

Weighted average common shares outstanding - diluted	67,400,334	40,279,938

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEANSPARK, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands, except share amounts)

For the three months ended December 31, 2022

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance, September 30, 2022	1,750,000	$2	55,661,337	$56	$599,898	$110	$(196,054)	$404,012
Options and restricted stock units issued for services	—	—	11,210	—	5,878	—	—	5,878
Shares issued for business acquisition	—	—	1,590,175	2	4,801	—	—	4,803
Shares issued under equity offering, net of offering costs	—	—	14,481,208	14	41,330	—	—	41,344
Net loss	—	—	—	—			(29,031)	(29,031)
Other comprehensive income	—	—	—	—	—	29	—	29
Balance, December 31, 2022	1,750,000	$2	71,743,930	$72	$651,907	$139	$(225,085)	$427,035

For the three months ended December 31, 2021

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive Income	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit	Equity
Balance, September 30, 2021	1,750,000	$2	37,395,945	$37	$444,074	$(5)	$(138,392)	$305,716
Options and restricted stock units issued for services	—	—	—	—	5,749	—	—	5,749
Shares issued for settlement of contingent consideration related to business acquisition	—	—	8,404	—	150	—	—	150
Exercise of options	—	—	52,061	—	282	—	—	282
Shares issued under equity offering, net of offering costs	—	—	4,017,652	4	67,985	—	—	67,989
Preferred stock dividends	—	—	—	—	—	—	(315)	(315)
Net income	—	—	—	—	—	—	14,486	14,486
Other comprehensive income	—	—	—	—	—	18	—	18
Balance, December 31, 2021	1,750,000	$2	41,474,062	$41	$518,240	$13	$(124,221)	$394,075

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEANSPARK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited, in thousands)

	Three Months Ended
	December 31, 2022	December 31, 2021
Cash Flows from Operating Activities
Net (loss) income	$(29,031)	$14,486
Less: (Income) loss from discontinued Operations	(1,457)	1,158
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Unrealized loss on equity security	—	2
Realized gain on sale of equity security	—	(1)
Impairment of bitcoin	83	6,222
Realized loss (gain) on sale of bitcoin	517	(9,995)
Bitcoin issued for services	134	182
Unrealized (gain) loss on derivative asset	1,271	(299)
Gain on fair value of contingent consideration	(485)	(56)
Non-cash lease expense	79	28
Stock based compensation	5,878	5,749
Depreciation and amortization	19,329	7,427
Provision for bad debts	70	—
Amortization of debt discount	1	—
Loss on write-off and disposal of assets	—	278
Changes in operating assets and liabilities
Mining of bitcoin	(27,746)	(36,975)
Proceeds from sale of bitcoin	34,067	33,965
Change in contract liabilities	—	90
Increase (decrease) in operating lease liabilities	56	(25)
Increase (decrease) in accounts payable and accrued liabilities	3,265	(5,549)
Decrease (increase) in prepaid expenses and other current assets	1,862	(3,310)
(Increase) in accounts receivables	(73)	(548)
(Increase) decrease in Inventory	(176)	12
Long -term deposits paid	(2,941)	—
Net cash provided by operating activities from Continuing Operations	$4,703	$12,841
Net cash provided by operating activities of Discontinued Operations	412	155
Net cash provided by operating activities	$5,115	$12,996

Cash Flows from Investing Activities
Payments on miners (including deposits)	$(31,540)	$(70,634)
Purchase of fixed assets	(4,953)	(21,430)
Investment in infrastructure development	—	(1,949)
Proceeds from the sale of equity securities	—	10
Acquisition of Mawson	(22,518)	—
Net cash used in investing activities - Continuing Operations	$(59,011)	$(94,003)
Net cash provided by investing activities - Discontinued Operations	2,523	—
Net cash used in investing activities	$(56,488)	$(94,003)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEANSPARK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW (Continued)
(Unaudited, in thousands)

	Three Months Ended
	December 31, 2022	December 31, 2021
Cash Flows from Financing Activities
Payments on loans	$(8,430)	$—
Payments on finance leases	(93)	(92)
Refund of loan commitment fee	150	—
Proceeds from exercise of options and warrants	—	282
Proceeds from equity offerings, net	41,344	67,989
Net cash provided by financing activities - Continued Operations	$32,971	$68,179
Net cash provided by financing activities - Discontinued Operations	—	—
Net cash provided by financing activities	$32,971	$68,179

Net decrease in cash and cash equivalents	$(18,402)	$(12,828)

Cash and cash equivalents, beginning of period	$20,463	$18,040

Cash and cash equivalents, end of period	$2,061	$5,212
Supplemental disclosure of cash flow information
Cash paid for interest	$808	$53
Cash paid for tax	$—	$—
Non-cash investing and financing transactions
Gross-up of accounts payable related to bills received for goods and services outstanding	$—	$10,257
Fixed assets purchased through finance transactions	$164	$—
Software purchased with bitcoin	$229	$—
Shares issued for settlement of seller agreements related to acquisition	$—	$150
Preferred shares dividends accrued	$—	$315
Unrealized gain on investment in available-for-sale debt security	$29	$18

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEANSPARK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, $ in thousands, except per share amounts)

1.
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

Lines of Business

Bitcoin Mining Business

Through CleanSpark, Inc., and the Company’s wholly owned subsidiaries, ATL Data Centers LLC (“ATL”), CleanBlok, Inc. (“CleanBlok”), CleanSpark DW, LLC, and CleanSpark GLP, LLC, the Company mines bitcoin. The Company entered the bitcoin mining industry through its acquisition of ATL in December 2020 in College Park, GA., acquired a second data center in August 2021 in Norcross, GA. a third data center and mining equipment in Washington, GA., a fourth data center and mining equipment in October 2022 in Sandersville, GA. and have a co-location agreement with New York-based Coinmint, LLC in place since July 2021. Bitcoin mining has now become the Company’s principal revenue generating business activity. The Company does not intend to mine any other cryptocurrency, other than bitcoin. Additionally, as of December 31, 2022, the Company does not support or host miners for other companies at any of our owned facilities.

Through the Company’s subsidiaries CSRE Properties Norcross, LLC, CSRE Property Management Company, LLC, CSRE Properties, LLC, CSRE Properties Washington, LLC and CSRE Properties Sandersville, LLC, the Company maintains real property holdings.

Discontinued Operations

As of June 30, 2022, the Company deemed its energy operations to be discontinued operations due to its strategic decision to strictly focus on its bitcoin mining operations and divest of the majority of its energy assets.

Through its discontinued operations segment, the Company previously provided energy solutions through its wholly-owned subsidiaries CleanSpark, LLC, CleanSpark Critical Power Systems, Inc., GridFabric, LLC, and Solar Watt Solutions, Inc. These solutions consisted of engineering, design and software solutions, custom hardware solutions, Open Automated Demand response (“OpenADR”), solar, energy storage for microgrid and distributed energy systems. The Company has since sold the majority of its software and intellectual property assets related to the Energy Segment, and is in the process of selling additional remaining inventory and assets.

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

2.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent annual report on Form 10-K for the year ended September 30, 2022, filed with the SEC on December 15, 2022 (“Form 10-K”). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented in this quarterly report on Form 10-Q have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted.

The accompanying unaudited consolidated financial statements include the accounts of CleanSpark, Inc., and the Company’s wholly owned subsidiaries, ATL Data Centers LLC (“ATL”), CleanBlok, Inc. (“CleanBlok”), CleanSpark DW, LLC, and CleanSpark GLP, LLC, CSRE Properties Norcross, LLC, CSRE Property Management Company, LLC, CSRE Properties, LLC, CSRE Properties Washington, LLC and CSRE Properties Sandersville, LLC. All intercompany transactions have been eliminated upon consolidation of these entities.

Liquidity

As shown in the accompanying unaudited consolidated financial statements, the Company generated a net loss from continuing operations of $30,488 during the three months ended December 31, 2022. The Company has experienced negative cash flows from investing activities from continuing operation due to its investments in capital expenditures and acquisitions in support of its bitcoin mining operations, but it has generated positive cash flows from operating and financing activities for continuing operations. In the three months ended December 31, 2022, the Company generated cash flows from operating activities from its continuing operations of $4,703. The Company generates sufficient cash flows from operating activities of continuing operations, which should continue to support its ongoing operations for the next twelve months. In addition, the Company has access to equity financing through its At-the-Market offering facility and debt financing through the lending arrangement the Company entered into in April 2022 (see Note 15 and Note 16).

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates include estimates used to review the Company’s goodwill and bitcoin impairment, intangible assets acquired, impairments and estimations of long-lived assets, revenue recognition from bitcoin mining, valuation of derivative assets and liabilities, available-for-sale investments, allowances for uncollectible accounts, valuation of bitcoin, valuation of contingent consideration, warranty, and the valuations of share based awards. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions including, but not limited to, the ultimate impact that the ongoing global supply chain issues may have on the Company’s operations.

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

Our accounting policy on revenue recognition for our bitcoin mining segment (sole reporting unit as of December 31, 2022) by type of revenue is provided below.

Revenues from bitcoin mining

The Company has entered into contracts with bitcoin mining pool operators to provide computing power to the mining pools. The contracts are terminable at any time by either party and the Company’s enforceable right to compensation only begins when the Company starts providing computing power to the mining pool operator. In exchange for providing computing power, the Company is entitled to a fractional share of the fixed bitcoin award the mining pool operator receives (less net digital asset transaction fees to the mining pool operator), for successfully adding a block to the blockchain, plus a fractional share of the transaction fees attached to that blockchain. The Company’s fractional share is based on the proportion of computing power the Company contributed to the mining pool operator to the total computing power contributed by all mining pool participants in solving the current algorithm. The transaction consideration the Company receives is non-cash digital consideration, in the form of bitcoin, which the Company measures at fair value on the date received which is not materially different than the fair value at contract inception or time the Company has earned the award from the mining pools.

The transaction consideration the Company receives is a minimal amount compared to the bitcoin awards. Fair value of the bitcoin received as consideration is determined using the spot price of bitcoin on the date earned and the bitcoin is typically deposited the day after computing power is contributed to the mining pool. Additionally, the Company receives bitcoin consideration designated in units, the smallest of which is referred to as a “Satoshi” and which represents one hundred millionth of a bitcoin.

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

Cash and cash equivalents

Cash and cash equivalents include cash and amounts due from banks and restricted cash. The Company did not have any restricted cash as of December 31, 2022 or September 2022 reported in the consolidated balance sheet.

Accounts Receivable, net

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

Accounts receivable, net consists of the following:

($ in thousands)	December 31, 2022	September 30, 2022
Accounts Receivable, gross	$250	$247
Provision for doubtful allowances	(220)	(220)
Total Accounts Receivable, net	$30	$27

Inventory

Inventory balances mainly include supplies inventory used to maintain bitcoin mining facilities and are presented at net realizable value with cost being measured on a first-in, first-out basis. The Company periodically reviews inventories for unusable and obsolete items. Based on this evaluation, provisions are made to write inventories down to their net realizable value. Inventory was $392 and $216 as of December 31, 2022 and September 30, 2022, respectively.

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

Concentration Risk

At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of FDIC limits. The cash balance, in excess of the FDIC limits was $1,811 and $20,213 as of December 31, 2022 and September 30, 2022, respectively. The accounts offered by custodians of the Company’s bitcoin, which was $3,863 and $11,147 as of December 31, 2022 and September 30, 2022, respectively, are not insured by the FDIC. The Company has not experienced any losses in such accounts.

The Company has certain customers and vendors who individually represented 10% or more of the Company’s revenue or capital expenditures. Please refer to Note 14 - Major Customers and Vendors.

Stock-based compensation

The Company follows the guidelines in FASB Codification Topic ASC 718-10 Compensation-Stock Compensation, which requires companies to measure the cost of employee and non-employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. Stock-based compensation expense for stock options is recognized on a straight-line basis over the requisite service period. The Company may issue compensatory shares for services including, but not limited to, executive, management, accounting, operations, corporate communication, financial and administrative consulting services. The Company determines the grant date fair value of the options using the Black-Scholes option-pricing model. For equity awards granted by the Company that are contingent upon market-based conditions, the Company fair values these awards using the Monte Carlo simulation model. For discussion of accounting for restricted stock units (RSUs), please refer Note 12 – Stock-Based Compensation.

Earnings (loss) per share

The Company reports earnings (loss) per share in accordance with FASB ASC 260-10 “Earnings Per Share,” which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. As of December 31, 2022, all common stock equivalents that consist of options, warrants and restricted stock units were excluded from the calculation of the diluted (loss) per share calculation for the three months ended December 31, 2022 as their effect is anti-dilutive. Provided below is the income (loss) per share calculation for the three months ended December 31, 2022 and 2021:

	For the Three Months Ended December 31,
($ in thousands, except share and per share)	2022	2021
Continuing Operations
Numerator
(Loss) income from continuing operations	$(30,488)	$15,644
Preferred stock dividends	—	315
(Loss) income from continuing operations attributable to common shareholders	$(30,488)	$15,330

Denominator
Weighted- average common shares outstanding, basic	66,395,174	40,279,938
Dilutive impact of stock options and other share-based awards	—	205,823
Weighted- average common shares outstanding, diluted	66,395,174	40,485,761
(Loss) income from continuing operations per common share attributable to common shareholders
Basic	$(0.46)	$0.38
Diluted	$(0.46)	$0.38

Discontinued Operations
Numerator
Income (loss) on discontinued operations	$1,457	$(1,158)
Denominator
Weighted- average common shares outstanding, basic	66,395,174	40,279,938
Dilutive impact of stock options and other share-based awards	1,005,160	—
Weighted- average common shares outstanding, diluted	67,400,334	40,279,938
Income (loss) on discontinued operations per common share attributable to common shareholders
Basic	$0.02	$(0.03)
Diluted	$0.02	$(0.03)

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

In accordance with the FASB ASC 360-10, "Property, Plant and Equipment” the carrying value of property and equipment, and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value. During the three months ended December 31, 2022 and 2021, the Company did not record an impairment expense.

Bitcoin

Bitcoin are included in current assets in the consolidated balance sheets. Bitcoin are recorded at cost less impairment. They are classified as indefinite-lived intangible assets in accordance with ASC 350, Intangibles — Goodwill and Other, and are accounted for in connection with the Company’s revenue recognition policy detailed above and in Note 2 – Summary of Significant Accounting Policies. An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is not more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. Quantitative impairment is measured using the quoted price of the bitcoin at the time its fair value is being measured in accordance with ASC 820, Fair Value Measurement. Quoted prices are obtained from the principal market. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted as per ASC 350, Intangibles – Goodwill and Other.

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

The following table presents the activities of the bitcoin for the three months ended December 31, 2022:

($ in thousands)	Amount
Balance as on September 30, 2022	$11,147
Addition of bitcoin	27,746
Sale of bitcoin	(34,067)
Bitcoin issued for services	(134)
Bitcoin issued for software	(229)
Realized loss on sale of bitcoin	(517)
Impairment loss	(83)
Balance as on December 31, 2022	$3,863

The Company's bitcoin holdings are not subject to rehypothecation and do not serve as collateral for any existing loans or agreements.

Fair Value Measurement of financial instruments, derivative asset and contingent consideration

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs. The Company utilizes a fair value hierarchy based on three levels of input, of which the first two are considered observable and the last unobservable.

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

The following table presents the Company’s financial instruments that are measured and recorded at fair value on the Company’s balance sheets on a recurring basis, and their level within the fair value hierarchy as of December 31, 2022 and September 30, 2022:

December 31, 2022
($ in thousands)	Amount	Level 1	Level 2	Level 3
Derivative asset	$1,685	$—	$—	$1,685
Investment in debt security	639	—	—	639
Contingent consideration	4,840	4,840	—	—
Total	$7,164	$4,840	$—	$2,324

September 30, 2022
($ in thousands)	Amount	Level 1	Level 2	Level 3
Derivative asset	$2,956	$—	$—	$2,956
Investment in debt security	610	—	—	610
Total	$3,566	$—	$—	$3,566

There were no transfers between Level 1, 2 or 3 during the three months ended December 31, 2022.

The activities of the financial instruments that are measured and recorded at fair value on the Company's balance sheets on a recurring basis during the three months ended December 31, 2022, and is included in Note 5 - Investments. The activity during the three months ended December 31, 2022 relating to the contingent consideration is described in Note 3 -Acquisitions.

Income taxes

The Company’s calculation of its tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions. The Company recognizes tax liabilities for uncertain tax positions based on management’s estimate of whether it is more likely than not that additional taxes will be required. The Company had no uncertain tax positions as of December 31, 2022 and September 30, 2022.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operation in the provision for income taxes. As of December 31, 2022 and September 30, 2022, the Company had no accrued interest or penalties related to uncertain tax positions.

Income tax expense/(benefit) from operations for the three months ended December 31, 2022 and 2021 was $0 in each period, which resulted primarily from maintaining a full valuation allowance against the Company's deferred tax assets.

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

In August 2020, the FASB issued ASU 2020-06, “Debt - Debt with Conversion and Other Options (subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (subtopic 815-40),” which reduces the number of accounting models in ASC 470-20 that require separate accounting for embedded conversion features. As a result, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost as long as no other features require bifurcation and recognition as derivatives. By removing those separation models, the effective interest rate of convertible debt instruments will be closer to the coupon interest rate. Further, the diluted net income per share calculation for convertible instruments will require the Company to use the if-converted method. The treasury stock method should no longer be used to calculate diluted net income per share for convertible instruments. The amendment is effective for the Company for this fiscal year, including interim periods. The adoption of ASU 2020-06 did not have a material impact on the Company’s financial statements or disclosures.

3.
ACQUISITIONS

Acquisitions Relating to Continuing Operations

Mawson Infrastructure Group - Sandersville, GA

On October 8, 2022, the Company completed the acquisition of a lease for approximately 16.35 acres of real property located in Sandersville, Washington County, Georgia (the “Property”), all personal property located on the Property and 6,349 application-specific integrated circuit miners (the “ASICs”) from subsidiaries of Mawson Infrastructure Group, Inc. a Delaware corporation (“Mawson”), all pursuant to a Purchase and Sale Agreement dated September 8, 2022 (the “Purchase Agreement”) and an Equipment Purchase and Sale Agreement dated September 8, 2022 (the "Mawson Transaction").

The Company paid the following consideration to Mawson for the Property: (i) $13,500 in cash; (ii) 1,590,175 shares (the “Closing Shares”) of our common stock, par value $0.001 per share (which had a value of approximately

$4,800 based upon the closing price of the common stock on October 7, 2022), and (iii) $6,500 in seller financing in the form of a promissory note. The Company also agreed to pay up to $9,018 in cash within 15 days of the closing for the ASICs.

The following additional consideration may be payable to Mawson following the closing:

•
up to 1,100,890 shares of our common stock (the “Earn-out Shares” and, together with the Closing Shares, the “Company Shares”) (which have a value of approximately $3,325 based upon the closing price of the Company's common stock on October 7, 2022), based upon the number of modular data centers on the Property occupied by Mawson being emptied and made available for our use; and
•
up to an additional $2,000 in a seller-financed earn-out payable at least 60 days post-closing if the Company is able to utilize at least an additional 150 megawatts ("MW") of power on the Property by the six month anniversary of the closing.

The Company accounted for this transaction as an acquisition of a business. The fair value of the consideration given to the Sellers in connection with the transaction and the allocation of the purchase price in accordance with ASC 820 were as follows:

($ in thousands)	Fair Value
Cash	$22,518
Financing provided by seller	6,500
1,590,175 shares of CLSK common stock	4,803
Total purchase price	$33,821

Contingent Consideration
Earn-out Shares of CLSK common stock	3,325
Megawatt earnout (up to $2,000 max)	2,000
Total contingent consideration	$5,325

Total purchase sale agreement consideration-Combined	$39,146

($ in thousands)	Preliminary Allocation at Acquisition Date
Right of use lease asset	$5,010
Lease liability assumed	(5,100)
Building	13,654
Infrastructure asset	4,465
Miners	12,914
Machinery and equipment	160
Goodwill	8,043
Total	$39,146

The contingent purchase price pertaining to the 1,100,890 earn-out shares has been classified as a liability in the Consolidated Balance Sheets in accordance with ASC 480, and accordingly is reported at fair value at the end of each reporting period. As of December 31, 2022, the fair value of this contingent liability was reduced to $2,840 from $3,325 resulting in a change in fair value of contingent consideration of $485 in other income expense in the consolidated statements of operations and comprehensive loss.

SPRE Commercial Group Inc. and WAHA Technologies Inc. - Washington, GA

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

Total consideration for the Property and miners consisted of (i) $1,962 in financing provided by the Seller to the Company at an interest rate of 12% per annum, to be repaid in 12 monthly installments of $174, (ii) the Company’s assumption of a mortgage with a maximum principal amount of $2,158 and an interest rate of 13% and (iii) $19,772 of cash consideration paid by the Company to the Seller. Acquisition related costs of $118, consisting primarily of legal and recording fees, were expensed as incurred in accordance with ASC 805 and are reflected in professional fees on the Consolidated Statements of Operations and Comprehensive Loss.

The Company determined the fair value of the consideration given to the Sellers in connection with the transaction and the allocation of the purchase price in accordance with ASC 820 were as follows:

Consideration: ($ in thousands)	Fair Value
Cash	$19,772
Financing provided by Seller	1,962
Mortgage assumed	2,158
Total Consideration	$23,892

Purchase Price Allocation ($ in thousands)	Preliminary Allocation at Acquisition Date
Land	$100
Building/Improvements	14,700
Miners	9,092
Total	$23,892

The total purchase price was allocated to identifiable assets deemed acquired based on their estimated fair values. The fair values of the assets have been recorded and are reflected in property and equipment, net on the Company's Consolidated Balance Sheets. The useful life for the building and improvements is estimated to be 30 years consistent with the Company's policy. The useful life for miners was estimated to be 3 years consistent with the Company's policy for depreciating used miners. Land is not depreciated. Financing provided by the Seller and the mortgage assumed have been recorded as loans payable and are reflected in the Company's Consolidated Balance Sheets.

Pro forma of Consolidated Financial Statements (Unaudited)

The following is the unaudited pro forma information assuming the acquisition of Mawson and WAHA occurred on October 1, 2021:

For the Three Months Ended
($ in thousands, except share and per share)	December 31, 2021
Net sales from continuing operations	$46,137
Income from continuing operations	$16,662
Income from continuing operations per common share - basic	$0.41
Weighted average common shares outstanding – basic	40,279,938
Income from continuing operations per common share - diluted	$0.41
Weighted average common shares outstanding – diluted	40,485,761

Pro forma results of operations for the three months ended December 31, 2022, were not presented since the Mawson acquisition occurred on October 8, 2022 and the results for the 8-day period would be immaterial. The WAHA transaction was included during the entire three month period ended December 31, 2022. The unaudited pro forma consolidated financial results have been prepared for illustrative purposes only and do not purport to be indicative of the results of operations that would have actually resulted had the acquisition occurred on the first day of the earliest period presented, or of future results of the consolidated entities. The unaudited pro forma consolidated financial information does not reflect any operating efficiencies and cost savings that may be realized from the integration of the acquisition. All transactions that would be considered inter-company transactions for pro forma purposes have been eliminated.

4.
DISCONTINUED OPERATIONS

The Company determined to make available for sale the asset groups related to the energy segment due to its strategic shift to strictly focus on its bitcoin mining operations. As a result, the Energy segments' results of operations have been reclassified as discontinued operations on a retrospective basis for all periods presented. Accordingly, the assets and liabilities of this segment are separately reported as “assets and liabilities held for sale” as of June 30, 2022 in the consolidated balance sheets. The Company has since sold the majority of its software and intellectual property assets related to the Energy segment, and is in the process of selling additional remaining inventory and assets. The results of operations of this segment, for all periods, are separately reported as “discontinued operations” in the consolidated statements of operations and comprehensive income (loss).

In November 2022, the Company sold certain software rights and assets that were classified as assets held for sale for a net sales price of $2,523 with a carrying amount of $813 resulting in a recognized gain on $1,710.

Provided below are the key areas of the financials that constitute the discontinued operations:

	December 31, 2022	September 30, 2022
ASSETS
Current assets
Accounts receivable, net	$1,716	$2,813
Inventory	4,400	4,400
Prepaid expense and other current assets	331	213
Total current assets held for sale	$6,447	$7,426

Property and equipment, net	11	11
Operating lease right of use asset	623	665
Intangible assets, net	—	869
Long-term assets held for sale	$634	$1,545

Total assets held for sale	$7,081	$8,971

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	$601	$919
Contract liabilities	63	117
Operating lease liability	166	163
Total current liabilities held for sale	830	1,199
Long-term liabilities
Operating lease liability, net of current portion	469	512
Total liabilities held for sale	$1,299	$1,711

	For the three months ended
	December 31, 2022	December 31, 2021
Revenues, net
Energy hardware, software and services revenue	$101	$4,118
Total revenues, net	101	4,118

Costs and expenses
Cost of revenues (exclusive of depreciation and amortization shown below)	48	3,074
Professional fees	—	73
Payroll expenses	274	1,556
General and administrative expenses	31	304
Depreciation and amortization	—	270
Total costs and expenses	353	5,277

Loss from operations	$(252)	$(1,159)

Other income (expense)
Gain on disposal of assets	1,710	—
Interest (expense) income	(1)	1
Total other income (expense)	1,709	1

Income (loss) before income tax (expense) or benefit	1,457	(1,158)
Income tax (expense) or benefit	—	—
Net income (loss) attributable to common shareholders	$1,457	$(1,158)

5.
INVESTMENTS

As of December 31, 2022 and September 30, 2022, the Company had total investments of $2,324 and $3,566, respectively that comprise of the following:

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

Pursuant to the terms of the SPA with ILAL, the Company purchased 1,000 shares of Series B Preferred Stock of ILAL (the “Preferred Stock”) for an aggregate purchase price of $500 (the “Stock Transaction”), less certain expenses and fees. The Series B Preferred Stock accrue cumulative in-kind accruals at a rate of 12% per annum and were redeemable on August 6, 2020. The Preferred Stock can be converted into common stock at a variable rate (refer to the discussion on embedded derivative assets below). This variable conversion ratio will increase by 10% with the occurrence of certain events. Since the investments were not redeemed on August 6, 2020, they are now redeemable at the Company`s option in cash or into common stock, based on the conversion ratio. The Preferred Stock is recorded as an available-for-sale ("AFS") debt security and is reported at its estimated fair value as of December 31, 2022. Any change in the fair values of AFS debt securities are reported net of income tax as an element of Other Comprehensive income.

The Company accrued interest on our available-for-sale debt securities totaling $— as of December 31, 2022 and September 30, 2022, respectively, presented as prepaid expense and other current assets on the Consolidated Balance Sheets. The fair value of investment in Debt Securities is $639 and $610 as of December 31, 2022 and September 30, 2022, respectively. The Company has included gain on change in fair value of preferred stock amounting to $29 for the three months ended December 31, 2022, and $18 for the three months ended December 31, 2021, as part of other comprehensive income in the Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company has deemed this variable conversion feature of ILAL preferred stock as an embedded derivative instrument in accordance with ASC Topic No. 815. This topic requires the Company to account for the conversion feature on its balance sheet at fair value and account for changes in fair value as a derivative gain or loss. Unrealized gain or loss on fair valuation of this embedded feature is recognized as income in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Total fair value of investment in derivative assets as of December 31, 2022 and September 30, 2022, respectively was $1,685 and $2,956. The Company fair values the debt security as a straight debt instrument based on liquidation value and accrued interest to date. The fair value of the derivative asset is based on the difference in the fair value of the debt security determined as a straight debt instrument and the fair value of the debt security if converted as of the reporting date. The Company recorded an unrealized loss on derivative assets for $1,271 for the three months ended December 31, 2022, compared to an unrealized gain on derivative assets for $299 for the three months ended December 31, 2021.

The following table sets forth a reconciliation of carrying value of all investments as of December 31, 2022:

($ in thousands)	ILAL Debt Securities	ILAL Derivative Asset
Balance as of September 30, 2022	$610	$2,956
Unrealized loss on derivative asset	—	(1,271)
Unrealized gain on fair value recognized in Other comprehensive income	29	—
Balance as of December 31, 2022	$639	$1,685

6.
INTANGIBLE ASSETS

Intangible assets consist of the following as of December 31, 2022 and September 30, 2022:

	December 31, 2022			September 30, 2022
($ in thousands)	Intangible assets	Accumulated amortization	Net intangible assets	Intangible assets	Accumulated amortization	Net intangible assets
Software	$440	$(11)	$429	$210	$—	$210
Websites	23	(12)	11	23	(11)	12
Strategic Contract	9,800	(4,027)	5,773	9,800	(3,537)	6,263
Total	$10,263	$(4,050)	$6,213	$10,033	$(3,548)	$6,485

Amortization expense for the three months ended December 31, 2022 and 2021 was $502 and $959, respectively.

The Company expects to record amortization expense of intangible assets over the next 5 years and thereafter as follows:

Fiscal Year
($ in thousands)	December 31, 2022
Remainder of FY 2023	$1,550
2024	2,064
2025	2,060
2026	482
2027	46
Thereafter	11
Total	$6,213

7.
PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

($ in thousands)	December 31, 2022	September 30, 2022
Land	$2,978	$2,978
Land improvements	1,530	1,530
Building and improvements	50,973	32,332
Leasehold improvements	672	114
Miners	409,160	356,501
Mining equipment	18,437	17,587
Infrastructure	18,695	12,422
Machinery and equipment	1,525	1,269
Furniture and fixtures	337	331
Construction in progress	2,395	4,816
Total	$506,702	$429,880
Less: accumulated depreciation	(71,925)	(53,099)
Property and equipment, net	$434,777	$376,781

Depreciation expense for the three months ended December 31, 2022 and 2021 was $18,827 and $6,468, respectively. There were no disposals during the three months ended December 31, 2022. For the three months ended December 31, 2021, $411 of property and equipment was written-off resulting in a loss of $278.

The Company placed-in service property and equipment of $79,243 during the three months ended December 31, 2022, which includes $31,192 in property and equipment acquired in the Mawson acquisition. This increase in fixed assets primarily consisted of miners and mining equipment of $53,510, which includes $12,914 acquired in the Mawson acquisition.

Construction in progress: The Company is expanding its facilities in the State of Georgia, including infrastructure, building, and land improvements to expand its mining operations.

As of December 31, 2022 , the Company has outstanding deposits totaling $5,814 for mining equipment included in long-term assets on the consolidated balance sheets. The Company also has $3,500 in prepaid expense relating to payments made on the purchase of infrastructure assets. These prepayments will be applied to the purchase price when the vendor ships the miners and the infrastructure assets.

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

The Company has operating leases which are for land, office spaces and finance leases which are primarily related to equipment used at its data center. In connection with the acquisition of Mawson Infrastructure Group (see Note 3), the Company assumed a land lease in Sandersville, GA, with the original term expiring in July 2023, but including 8 separate 3-year lease extension options. The operating lease liability recorded in connection with the acquisition assumes a full lease term of approximately 25 years with a discount rate of 6%. The assumed land lease includes approximately $75 in quarterly lease payments with 4% increase in scheduled lease payments effective each successive lease option exercised.

The Company's lease costs recognized during the three months ended December 31, 2022 and 2021 in the unaudited Consolidated Statements of Operations and Comprehensive Income (loss) consist of the following:

	For the three months ended
($ in thousands)	December 31, 2022	December 31, 2021
Operating lease cost (1)	$113	$11
Finance lease cost:
Depreciation expense of financed assets	$80	$95
Interest on lease obligations	$6	$11

(1) Included in general and administrative expenses

Other lease information is as follows:

	For the three months ended
($ in thousands)	December 31, 2022	December 31, 2021
Cash paid for amounts included in measurement of lease obligations:
Operating cash outflows from operating leases	$34	$33
Operating cash outflows from finance leases	$6	$11
Financing cash outflows from finance leases	$93	$92

	December 31, 2022	September 30, 2022
Weighted-average remaining lease term - operating leases	23.33 years	1.5 years
Weighted-average remaining lease term - finance leases	1.57 years	1.53 years
Weighted-average discount rate - operating leases	5.91%	4.50%
Weighted-average discount rate - finance leases	5.50%	5.50%

The following is a schedule of the Company's lease liabilities by contractual maturity as of December 31, 2022:

($ in thousands) Fiscal Year	Operating Leases	Finance Leases
Remainder of Fiscal 2023	$405	$185
2024	452	146
2025	456	22
2026	464	1
2027	376	—
Thereafter	7,295	—
Gross lease liabilities	9,448	354
Less: imputed interest	(3,731)	(7)
Present value of lease liabilities	$5,717	$347
Less: Current portion of lease liabilities	(260)	(218)
Total lease liabilities, net of current portion	$5,457	$129

9. RELATED PARTY TRANSACTIONS

Zachary K. Bradford - Chief Executive Officer and Director

During the three months ended December 31, 2021 the Company paid Blue Chip Accounting, LLC (“Blue Chip”) $47 for accounting, tax, administrative services and reimbursement for office supplies. Blue Chip is 50% beneficially owned by Mr. Bradford. None of the services were associated with work performed by Mr. Bradford. The services consisted of preparing and filing tax returns, bookkeeping, accounting and administrative support assistance. During the three months ended December 31, 2021 $5 was paid to Blue Chip for rent. The sublease and engagement for accounting services was terminated on December 31, 2021. There were no similar transactions during the three months ended December 31, 2022.

10.
STOCKHOLDERS’ EQUITY

Overview

The Company’s authorized capital stock consists of 100,000,000 shares of common stock and 10,000,000 shares of preferred stock, par value $0.001 per share. As of December 31, 2022, there were 71,743,930 shares of common stock issued and outstanding and 1,750,000 shares of preferred stock issued and outstanding. As of September 30, 2022, there were 55,661,337 shares of common stock issued and outstanding and 1,750,000 shares of preferred stock issued and outstanding.

On June 3, 2021, the Company entered into an At The Market Offering Agreement (the “Original ATM Agreement”) with H.C. Wainwright & Co., LLC (the “Agent”), to create an at-the-market equity program (the “ATM Program”) under which the Company may, from time to time, offer and sell shares of its common stock, par value $0.001 per share (the “Common Stock”), having an aggregate gross offering price of up to $500,000 to or through the Agent.

On December 14, 2022, the Company entered into Amendment No. 1 to the At the Market Offering Agreement with the Agent (the “ATM Agreement Amendment” and, together with the Original ATM Agreement, the “ATM Agreement”). Under the ATM Agreement, the Company may, but has no obligation to, issue and sell up to the lesser number of shares (the “Shares”) of the Company’s Common Stock, that does not exceed (a) $500,000 of shares of Common Stock, exclusive of any amounts previously sold under the Original ATM Agreement, (b) the number of authorized but unissued shares of Common Stock (less the number of shares of Common Stock issuable upon exercise, conversion or exchange of any outstanding securities of the Company or otherwise reserved from the Company’s authorized capital stock), or (c) if applicable, the maximum number or dollar amount of shares of Common Stock that can be sold without causing the Company or the offering of the Shares to fail to satisfy the eligibility and transaction requirements for use of Form S-3, including General Instruction I.B.6 of Registration Statement on Form S-3, from time to time through the Agent, or to them, as sales agent and/or principal, on the terms set forth therein.

The Company is seeking stockholder approval at its 2023 Annual Meeting of an amendment to the Company’s Articles of Incorporation to increase the number of shares of Company stock authorized for issuance from 100,000,000 to 300,000,000, which increase should allow the Company to fully utilize the capacity under the ATM Agreement, subject to the limitations set forth in the ATM Agreement.

The Company issued 14,481,208 shares of common stock under its ATM Agreement resulting in net proceeds of $41,344 during the three months ended December 31, 2022.

Other Common Stock issuances during the three months ended December 31, 2022:

The Company issued 11,210 shares of common stock in relation to the settlement of restricted stock awards.

The Company issued 1,590,175 shares of common stock valued at $4,803 as consideration in connection with business acquisitions.

Common stock issuances during the three months ended December 31, 2021:

The Company issued 52,061 shares of common stock in relation to exercise of options.

The Company issued 8,404 shares of common stock valued at $150 for settlement of contingent consideration related to business acquisition.

The Company issued 4,017,652 shares of common stock under its ATM Agreement, resulting in net proceeds of $67,989.

11.
STOCK WARRANTS

The following is a summary of stock warrant activity during the three months ended December 31, 2022.

	Number of Warrant Shares	Weighted Average Exercise Price ($)
Balance, September 30, 2022	202,220	$13.03
Warrants granted	—	—
Warrants expired	—	—
Warrants canceled	—	—
Warrants exercised	—	—
Balance, December 31, 2022	202,220	$13.03

As of December 31, 2022, there are warrants exercisable to purchase 202,220 shares of common stock in the Company and there are no warrants that are unvested. These warrants have a weighted average exercise price of $13.03. During the three months ended December 31, 2022, there were no exercise of warrants.

As of September 30, 2022, the outstanding warrants have a weighted average remaining term of 2.68 years and an intrinsic value of $0.

12.
STOCK-BASED COMPENSATION

STOCK OPTIONS

The following is a summary of stock option activity during the three months ended December 31, 2022:

	Number of Option Shares	Weighted Average Exercise Price ($)
Balance, September 30, 2022	1,418,938	19.11
Options granted	47,000	3.34
Options expired	(25,000)	5.60
Options canceled/forfeited	(55,886)	14.02
Options exercised	—
Balance, December 31, 2022	1,385,052	19.02

As of December 31, 2022, there are options exercisable to purchase 830,572 shares of common stock in the Company and 554,480 unvested options outstanding that cannot be exercised until vesting conditions are met. As of December 31, 2022, the outstanding options have a weighted average remaining term of 6.6 years and no intrinsic value.

For the three months ended December 31, 2022, the Company also granted 47,000 options to purchase shares of common stock to employees with a total fair value of $157.

The Black-Scholes model utilized the following inputs to value the options granted during the three months ended December 31, 2022:

Fair value assumptions Options:	December 31, 2022
Risk free interest rate	1.04% - 3.65%
Expected term (years)	4.99 - 7.35
Expected volatility	187.18% - 533.00%
Expected dividends	0%

As of December 31, 2022, the Company expects to recognize $11,691 of stock-based compensation for the non-vested outstanding options over a weighted-average period of less than one-year.

RESTRICTED STOCK UNITS

The following table summarizes the performance-based restricted stock units at the maximum award amounts based upon the respective performance share agreements. Actual shares that will vest depend on the attainment of the performance-based criteria.

	Number of Shares	Weighted Average Fair Value Per Share	Aggregate Intrinsic Value
Outstanding at September 30, 2022	5,448,548	$4.93	$17,326
Granted	390,552	2.55
Vested	(17,358)	9.77
Forfeited	(4,048)	29.34
Outstanding at December 31, 2022	5,817,694	$4.73	$11,868

During the three months ended December 31, 2022, the Company granted 390,552 RSUs, all of which are service period based. Included in these grants are 355,552 RSU granted to members of the Board of Directors, which are subject to shareholder approval of an increase in the number of shares available under the Company’s equity incentive plan in March 2023 and vest quarterly over the fiscal year 2023 and have a combined grant date fair value of $800.

As of December 31, 2022, the Company had $22,760 in unrecognized compensation costs related to RSU awards that it expects to recognize over a weighted average period of 2.5 years.

13.
COMMITMENTS AND CONTINGENCIES

Purchase of bitcoin mining related equipment

The Company had no open purchase commitment for miners or mining equipment as of December 31, 2022.

Future hosting agreements

On March 29, 2022, the Company entered into a hosting agreement with Lancium LLC (“Lancium”). Pursuant to the agreement, Lancium has agreed to host, power and provide maintenance and other related services to the Company's mining equipment to be placed at Lancium facilities. Further, Lancium committed to provide 200 megawatts in support of the Company's mining equipment. In addition, for a period of two and a half years following the operations commencement date, the Company will have an option to increase the power capacity supplied to the equipment up to 500 MW or 40% of the aggregate capacity of all facilities owned and operated by Lancium, whichever is lesser. As of the date of this filing, the Company has not deployed any miners pursuant to the co-location mining services at Lancium’s facility in Texas. Lancium has informed the Company that they are experiencing significant delays due to the tightening of capital in the current market climate. The Company does not have any expected timeline on the readiness of these facilities for the foreseeable future. If Lancium’s situation improves in a timeline acceptable to the Company, it would anticipate utilizing Lancium as intended but there can be no assurance that their situation or market conditions will improve.

As of the date of this filing, the Company has paid no consideration or deposits to Lancium and, accordingly, there is no direct financial risk with respect to the delays Lancium is currently experiencing. To the extent services are provided in the future, the Company has agreed to compensate Lancium based on a power and hosting fee based on kilowatt hours consumed by the Company’s equipment, subject to service level adjustments and credits, if any. The agreement has an initial term of five years from the operations commencement date (unless terminated earlier in accordance with the terms of the Agreement), after which it will renew automatically for two-year periods unless either party provides notice of non-renewal at least ninety days prior to the expiration of the term or renewal term, as applicable.

Contractual future payments

The following table sets forth certain information concerning our obligations to make contractual future payments towards our agreements as of December 31, 2022:

($ in thousands)	Remainder of Fiscal Year 2023	Fiscal 2024	Fiscal 2025	Fiscal 2026	Fiscal 2027	Thereafter	Total
Recorded contractual obligations:
Operating lease obligations	$405	$452	$456	$464	$376	$7,295	$9,448
Finance Lease obligations	185	146	22	1	—	—	354
Total	$590	$598	$478	$465	$376	$7,295	$9,802

Contingent consideration

Mawson Acquisition

In connection with the Mawson acquisition (as discussed in Note 3), the Company agreed to additional consideration for the seller based upon certain post-closing criteria being met. Specifically, this amounted to 1,100,890 earn-out shares of Company stock with a value on the date of acquisition of $3,325. Additionally, the Company and seller agreed to up to $2,000 of seller financing if certain additional power can be delivered to the site. The Company believes both contingent agreements are probable and has recorded the total commitment as a current liability as of December 31, 2022. On January 13, 2023, subsequent to December 31, 2022, the Company issued the 1,100,890 shares to the Seller in full satisfaction of the first contingency at a value of $2,840, determined based on the stock price at the date of issuance.

Legal contingencies

From time to time the Company may be subject to litigation arising in the ordinary course of business. The Company accrues a liability when a loss is considered probable and the amount can be reasonably estimated. When a material loss contingency is reasonably possible but not probable, the Company does not record a liability, but instead discloses the nature and the amount of the claim, and an estimate of the loss or range of loss, if such an estimate can be made. Legal fees are expensed as incurred. Based on the opinion of legal counsel and other factors, management believes that the final disposition of these existing matters will not have a material adverse effect on the business, results of operations, financial condition, or cash flows of the Company. The Company has identified certain claims as a result of which a loss may be incurred, but in the aggregate the loss is expected to be insignificant. This assessment is based on our current understanding of relevant facts and circumstances. As such, our view of these matters is subject to inherent uncertainties and may change in the future. Significant judgment is required in both the determination of probability and the determination as to whether an exposure is reasonably estimable. Actual outcomes of these legal and regulatory proceedings may materially differ from our current estimates. For other claims regarding proceedings that are in an initial phase, the Company is unable to estimate the range of possible loss, if any, but at this time believes that any loss related to such claims will not be material. Risks associated with legal liability are difficult to assess and quantify, and their existence and magnitude can remain unknown for significant periods of time. We maintain liability insurance to reduce such risk exposure to the Company. Despite the measures taken, such policies may not cover future litigation, or the damages claimed may exceed our coverage which could result in contingent liabilities.

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

The Company filed its Motion to Dismiss on April 28, 2022. The Motion to Dismiss seeks dismissal of all claims asserted in the Amended Class Complaint with prejudice and without leave to amend on the grounds that Plaintiffs fail to state a claim upon which relief can be granted under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 promulgated thereunder. Plaintiffs filed their opposition on June 27, 2022. Defendants’ reply in further support of their Motion to Dismiss was filed on August 11, 2022. The Motion to Dismiss was denied on January 5, 2023. The Company will file its Answer on February 9, 2023, and discovery will commence thereafter.

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

Ciceri, derivatively on behalf of CleanSpark, Inc., v. Bradford, Love, Schultz, Beynon, McNeill, and Wood (consolidated with Perna, derivatively on behalf of CleanSpark, Inc., v. Bradford, Love, Schultz, Beynon, McNeill, and Wood)

On May 26, 2021, Andrea Ciceri (“Ciceri”), derivatively on behalf of CleanSpark, Inc., filed a verified shareholder derivative action (the “Ciceri Derivative Action”) in the United States District Court in the District of Nevada against Chief Executive Officer, Zachary Bradford (“Bradford”), Chief Financial Officer, Lori Love (“Love”) and Directors Matthew Schultz, Roger Beynon, Larry McNeill and Tom Wood (Bradford, Love and Directors collectively referred to as “Ciceri Derivative Defendants.”) On June 22, 2021, Mark Perna (“Perna”) (Ciceri, Perna, and Ciceri Derivative Defendants collectively referred to as the “Parties”) filed a verified shareholder derivative action (the “Perna Derivative Action”) in the same Court against the same Ciceri Derivative Defendants, making substantially similar allegations. On June 29, 2021, the Court consolidated the Ciceri Derivative Action with the Perna Derivative Action in accordance with a stipulation among the parties (the consolidated case referred to as the “Derivative Action”). The Derivative Action alleges that Ciceri Derivative Defendants: (1) made materially false and misleading public statements about the Company’s business and prospects; (2) did not maintain adequate internal controls; and (3) did not disclose several related party transactions benefitting insiders, questionable uses of corporate assets, and excessive compensation. The claims asserted against all Ciceri Derivative Defendants include breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. A claim for contribution under Sections 10(b) and 21D of the Securities and Exchange Act is asserted against only Bradford and Love. The Derivative

Action seeks declaratory relief, monetary damages, and imposition of adequate corporate governance and internal controls. Plaintiffs were given the opportunity to submit an Amended Complaint by November 25, 2021, but elected not to. In January 2022, the Parties agreed to stay the entirety of the case pending the outcome of the Motion to Dismiss in the Class Action. Now that the Class Action Motion to Dismiss has been denied, the Company intends to file a Motion to Dismiss the Ciceri Derivative Action as well.

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

Solar Watt Solutions, Inc., v. Pathion, Inc.

On January 6, 2022, Solar Watt Solutions, Inc., (“SWS”) filed suit in the Superior Court of the State of California in the County of Santa Clara against Pathion, Inc., (“Pathion”) for breach of contract, conversion, unjust enrichment and negligent misrepresentation. Prior to its acquisition by the Company, SWS paid Pathion $418,606 for solar batteries and related equipment for delivery in August 2019, later amended to November 2019. Pathion never delivered any of the items purchased by SWS. Pathion’s breach resulted in SWS being unable to complete a separate contract and cost the end-user client over $15,000 per month in electricity costs. SWS is seeking an award of compensatory damages totaling over $500,000. Pathion filed an answer on or around February 16, 2022, generally denying the claims asserted by SWS. SWS served discovery on Pathion in May 2022; Pathion did not serve responses. Accordingly, SWS filed a Motion for Order Establishing Admissions and for Sanctions on July 25, 2022, and was awarded $1,750 in sanctions. The parties are currently engaged in the discovery process.

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

On January 27, 2023, the Superior Court of the State of California in the County of San Diego orally granted Plaintiff’s Motion for a pre-judgment Writ of Attachment. While no written order has been received as of the date of this filing, this Writ of Attachment will likely provide Plaintiff with right to seek a lien on any Company assets located in California. The Company has recorded a legal reserve of $1,100,000 in connection with this matter, which represents the Plaintiff’s unmitigated damages less what the Company has already paid. While the outcome of this lawsuit is uncertain, it is unlikely to have a material impact on the Company’s financial condition and results of operations. The parties are working towards mediation and are engaged in the discovery process.

14.
MAJOR CUSTOMERS AND VENDORS

The Company has one mining pool operator (Foundry Digital) that represented over 98% of revenue for both the three months ended December 31, 2022 and 2021.

For the three months ended December 31, 2022 and 2021, the Company had the following significant suppliers of mining equipment.

	Three Months Ended
	December 31, 2022	December 31, 2021
Cyptech Solutions	87.37%	67.93%
Sunnyside Digital Inc.	11.22%	—
Bitmain Technologies Ltd.	—	32.07%

15.
LOANS

As of December 31, 2022, the Company had a gross balance outstanding of $19,786, netted against discount on the loans payable of $183. Total principal payments on loans during the three months ended December 31, 2022 was $8,430.

The following is a schedule of the Company's future loan payments and loan balance, net of debt discount, as of December 31, 2022:

($ in thousands)	Maturity Date	Rate	Debt Balance, Net
Master Equipment Financing Arrangement	Apr-25	13.80%	$15,876
SPRE Commercial Group, Inc.	Aug-23	12.00%	1,332
Marquee Funding Partners	Jul-26 - Feb-27	13.00%	2,031
Auto & Equipment Loans	Oct-28	0.99-9.20%	364
Total Loans Outstanding			$19,603
Less: current portion of long-term loans			(7,504)
Long-term loans, excluding current portion			$12,099

($ in thousands)	5-Year Loan Maturities
Outstanding Loan	FY 2023	FY 2024	FY 2025	FY 2026	FY 2027	Thereafter	Total
Master Equipment Financing Arrangement	$4,329	$6,508	$5,222	$—	$—	$—	$16,059
SPRE Commercial Group, Inc.	1,332	—	—	—	—	—	1,332
Marquee Funding Partners	306	458	521	593	153	—	2,031
Auto & Equipment Loans	44	67	70	74	59	50	364
Total principal amount of loan payments by fiscal year	$6,011	$7,033	$5,813	$667	$212	$50	$19,786
Unamortized deferred financing costs and discounts on Master Equipment Financing Arrangement							(183)
Total loan book value as of December 31, 2022							$19,603

Master Equipment Financing Agreement

On April 22, 2022, the Company entered into a Master Equipment Financing Agreement with Trinity Capital Inc., as the Lender (the “Financing Agreement”). The Financing Agreement provided for up to $35 million of borrowings to finance the Company’s acquisition of blockchain computing equipment. The Company received a loan of $20 million at closing, with the remaining $15 million fundable upon the Company's request, if requested no later than December 31, 2022, subject to certain customary conditions. The Company did not request the funding and agreed with the Lender that the related 1% loan commitment fee for the unused portion would be refunded to the Company, which was received in December 2022. The borrowings under the Financing Agreement are collateralized by 3,336 S19j Pro miners, which are located at our Godby, GA and Norcross, GA sites.

SPRE Commercial Group, Inc.

In connection with the acquisition of WAHA, the Company entered into a financing arrangement with the seller. The loan has a term of 12 months with monthly payments of $174 and a stated interest rate of 12%.

Marquee Funding Partners

In connection with the acquisition of WAHA, certain assets were encumbered with mortgages which the Company assumed. The mortgages assumed have a current unpaid principal balance of $2,031 and remaining payment terms ranging from 47-54 months and annual interest of 13%.

Auto Loans

The Company has entered into various financing arrangements to purchase vehicles and non-miner equipment with combined principal amount of $364. The loans vary in terms from 48-72 months with annual interest rates ranging from 0.99% - 9.20%. The loans are secured with the purchased vehicles and equipment. During the three months ended December 31, 2022, the Company entered into two separate agreements for the purchase of equipment with a combined principal of $164, with terms ranging from 48-60 months and interest rates ranging from 0.99%-2.90%.

16.
SUBSEQUENT EVENTS

From January 1, 2023, through the date of filing, the Company issued 5,252,858 shares under its At-the-Market Agreement resulting in net proceeds of $12,889.

On January 13, 2023, the Company issued 1,100,890 earn-out shares of Company stock to Mawson in connection with the satisfaction of one of the contingent purchase elements of the acquisition agreement. Such shares were valued at $2,840 as of the date of issuance.

On February 7, 2023, the Company entered into an agreement to sell its battery inventory and associated energy contracts from the discontinued operations of Solar Watt Solutions, Inc. for approximately $4,610. The asset group sold were included in current assets held for sale as of December 31, 2022 and the carrying amount was consistent with the net sales. The terms of the agreement allows for the purchaser to pay the Company the sales price of the inventory over a period of up to 18 months.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

($ presented in 000's, except for average bitcoin price)

The following discussion and analysis of our financial condition and results of operations should be read together with the interim consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022 ("Form 10-K"). This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Part II, Item 1A “Risk Factors” or in other parts of this Quarterly Report on Form 10-Q, as well as those identified in the “Risk Factors” section of our Form 10-K. Our historical results are not necessarily indicative of the results that may be expected for any period in the future. See “Forward-Looking Statements.”

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

Lines of Business

Bitcoin Mining

Through CleanSpark, Inc. and our wholly owned subsidiaries ATL Data Centers LLC (“ATL”), CleanBlok, Inc. (“CleanBlok”), CleanSpark DW, LLC, and CleanSpark GLP, LLC, we mine bitcoin. We entered the bitcoin mining industry through our acquisition of ATL in December 2020 in College Park, GA, acquired a second data center in Norcross, GA in August 2021, a third data center and mining equipment in Washington, GA in August 2022, a fourth data center and mining equipment in Sandersville, GA in October 2022, and have had a co-location agreement with New York-based Coinmint in place since July 2021. Bitcoin mining has now become our principal revenue generating business activity. We currently intend to continue to acquire additional facilities, equipment and infrastructure capacity to continue to expand our bitcoin mining operations. We have no intention to mine or produce any other cryptocurrencies at this time (although we held a de minimis amount of USD Coin ("USDC") as of December 31, 2022).

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

Factors such as access to computer processing capacity, interconnectivity, electricity cost, environmental factors (such as cooling capacity) and location play important roles in mining. As of December 31, 2022, our operating mining units are currently capable of producing over 6.2 exahash per second (“EH/s”) of computing power. In bitcoin mining, “hashrate” is a measure of the computing and processing power and speed by which a mining computer mines and processes transactions on the bitcoin network. We expect to continue increasing our computing power through 2023 and beyond as we expand our infrastructure at our owned sites in the State of Georgia, seek strategic acquisition targets, and through strategic co-location agreements. As of the date of this filing, February 9, 2023, we are capable of producing 6.6 EH/s of computing power. A company’s computing power measured in hashrate is generally considered to be one of the most important metrics for evaluating bitcoin mining companies.

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

The value of bitcoin has historically been subject to wide swings. The following table provides a range of closing date bitcoin prices between October 1, 2021 through December 31, 2022.

Range of bitcoin prices (presented in actual amounts without rounding)
Quarterly Reporting Periods Ended	Minimum Price	Maximum Price
December 31, 2021	$46,421	$68,205
March 31, 2022	$35,079	$47,475
June 30, 2022	$18,462	$46,622
September 30, 2022	$18,692	$24,832
December 31, 2022	$15,837	$21,404

As of December 31, 2022, we held approximately 234 bitcoins. The carrying value of our bitcoins as of December 31, 2022 was $3,863 on our Consolidated Balance Sheet. We account for our bitcoin as indefinite-lived intangible assets, which are subject to impairment losses if the fair value of our bitcoin decreases below their carrying value at any time since their acquisition. Impairment losses cannot be recovered for any subsequent increase in fair value. The carrying value of each bitcoin we held at the end of each reporting period reflects the lowest price of one bitcoin quoted on the active exchange at any time since its acquisition. Therefore, negative swings in the market price of bitcoin could have a material impact on our earnings and on the carrying value of our bitcoin.

As of December 31, 2022, we held $10 in USDC, which is a digital currency that is fully backed by U.S. dollar assets, with the value of one USDC coin pegged 1:1 to the value of one U.S. dollar.

Through our wholly owned subsidiaries CSRE Properties, LLC, CSRE Property Management Company LLC, CSRE Properties Norcross, LLC, CSRE Properties Washington, LLC and CSRE Properties Sandersville, LLC, we maintain real property holdings.

Discontinued Operations

As of June 30, 2022, we deemed our energy operations to be discontinued operations due to our strategic decision to strictly focus on bitcoin mining operations and divest of the majority of our energy assets.

Results of continuing operations for the three months ended December 31, 2022 and 2021

($ presented in 000's, except for average bitcoin price)

Bitcoin Mining Operations

Overview

We operate a fleet of servers commonly known as miners or ASICs (Application-Specific Integrated Circuits), which are computer chips customized for a specific use. In the case of bitcoin mining, ASICs calculate the SHA-256 algorithm as efficiently and quickly as possible in order to compete with other miners to solve blocks. Each calculation is a hash, and each machine’s computational power is measured in terahash processed per second (“th/s”). One terahash is equal to 1 trillion hashes per second. The more terahash we produce and contribute into the mining pool, the higher our percentage of the blockchain reward.

There are a variety of factors that influence our ability to mine bitcoin profitability. Our ability to mine profitability is dependent on successfully navigating these fluctuating variables, which include bitcoin’s value in USD (the volatility of which is described above), mining difficulty, global hashrate, power prices, fleet energy efficiency, data center energy efficiency, and other factors.

The energy efficiency of a mining fleet helps drive profitability, because the most significant direct expense for bitcoin mining is power. We measure efficiency by the watts of energy required to produce each terahash of processing power (“w/th”). We operate a highly efficient fleet of miners. The table below describes our fleet as of and for the three months ended December 31, 2022 and 2021 and also describes our computing power as compared to the global computing power.

	As of the periods ended
	December 31, 2022	December 31, 2021
# of Miners	67,972	22,900
# of miners deployed and hashing	63,700	18,800
average efficiency (w/th)	31.7	35.3

Global hashrate (in terms of EH/s) (1)	274.2	190.6
CleanSpark hashrate (in terms of EH/s)	6.2	1.9
CleanSpark % of total global hashrate	2.3%	1.0%

	For the three months ended
	December 31, 2022	December 31, 2021
Total power usage (wholly owned and operated facilities)(in terms of kwh)	222,963,788	42,577,845
Weighted average cost per kwh	$0.060	$0.032

Total energy costs as % of bitcoin revenue - owned locations	70%	8%
Total hosting fees (including profit share) as % of bitcoin revenue - CoLocation	77%	22%
Total combined energy and hosting fees as % of bitcoin revenue	73%	15%

(1) Total global hashrate obtained from YCHARTS (https://ycharts.com/indicators/bitcoin_network_hash_rate)

As of December, 31, 2022, our operating hashrate was approximately 2.3% of the total global hashrate, and we received approximately the same percentage of the global blockchain rewards, which as of that date, equaled approximately 21.4 bitcoin per day. Ultimately, in order to mine profitably, we work to ensure that these mining rewards cover our direct operating costs.

Power prices are the most significant cost driver for our wholly-owned locations and energy costs represented 70% and 8% as expressed as a percentage of bitcoin mining revenues during the three months ended December 31, 2022 and 2021, respectively. For our co-locations, the hosting fees (which comprise direct operating costs of the third-party operator with energy as the largest cost) and profit sharing were a combined 77% and 22% as a percentage of bitcoin mining revenues, respectively.

Energy prices can be highly volatile and global events (including the war in Ukraine and the resulting natural gas shortage) have caused power prices to increase nationwide over the past year. All of our wholly owned and operated sites in the State of Georgia (including one that previously had a fixed-price agreement) and our hosted miners in New York State are currently subject to variable prices and market rate fluctuations with respect to wholesale power costs. Such prices are governed by power purchase agreements which vary by location and said prices can change hour to hour. While this renders energy prices less predictable, it also gives us greater ability and flexibility to actively manage the energy we consume with an eye towards increasing profitability and energy efficiency. Energy prices are also highly sensitive to weather events, such as winter storms and polar vortices, which increase the demand for power regionally. When such events occur, we may curtail our operations to avoid using power at increased rates. The average power prices we paid for the three-months ended December 31, 2022 and 2021 was $0.06 and $0.03 per kilowatt hour, respectively.

In the most recent quarter, energy prices spiked nationwide due to weather events and, as a result, we curtailed a total of 15% of our fleet, with December being the month with the greatest curtailment. Our active curtailment strategy allowed us to avoid excessive cost during these events, but it also resulted in decreased production. The management team makes real-time determinations on the need and timing during which we should curtail. We curtail when power prices exceed the value we would receive for the corresponding bitcoin reward. This means if bitcoin’s value decrease or energy prices increase, our curtailment will increase; and, likewise, when bitcoin’s value increases and energy prices decrease, our curtailment will decrease. The management team manages this decision on an hour-by-hour basis across all its sites both wholly owned and hosted.

Bitcoin mining revenue

We earned $27,746 in revenues during the three months ended December 31, 2022, which was a decrease of $9,229, or 25%, as compared with $36,975 in revenues for the three months ended December 31, 2021, primarily due to decrease in revenues from our bitcoin mining operations. Bitcoin mining revenues are determined by two main drivers: quantity of bitcoin mined and the price of bitcoin on the date the bitcoin is mined. During the three months ended December 31, 2022 we mined 1,530 bitcoin with an average bitcoin price of $18,130 as compared to 661 bitcoin with an average bitcoin price of $55,903 during the three months ended December 31, 2021. The decrease in bitcoin mining revenue was entirely attributable to the significant decrease in the average bitcoin price in the three months ended December 31, 2022 compared to the three months ended December 31, 2021. The increase in the quantity of bitcoin mined was primarily driven by the increased number of miners in operation which increased to approximately 63,700 as of December 31, 2022. The increase in miners in operation increases our hashrate, which is our total computational power, and which when understood in the context of global hashrate, determines how much bitcoin we are able to mine.

Other services revenues

Other services revenues pertain to our data center operations for which we earned $73 in revenue for the three months ended December 31, 2022, which is a decrease of $77, or 52%, as compared to $150 for the three months ended December 31, 2021. The Company is in the process of eliminating these services that do not pertain to bitcoin mining activities.

Cost of revenues (exclusive of depreciation and amortization expense)

Our cost of revenues were $20,416 for the three months ended December 31, 2022, an increase of $14,780 or 262% as compared with $5,636 for the three months ended December 31, 2021. These costs were primarily related to energy costs to operate the mining equipment within our owned facilities, which was $13,267 for the three months ended December 31, 2022, an increase of $11,893 or 866% as compared to $1,374 for the three months ended December 31, 2021. We also incurred hosting fees of $6,229 for the three months ended December 31, 2022, an increase of $2,057, or 49%, as compared to $4,172 for the three months ended December 31, 2021, which was the result of our co-location agreement with Coinmint. The increases in both utilities and hosting fees were due to the increases in the volume of mining equipment installed in both our owned and co-locations as well as a general increase in the cost of each megawatt utilized. During various periods in the month of December 2022, we experienced significantly higher energy prices due to the extreme weather conditions in Georgia and New York, and accordingly, we voluntarily curtailed our bitcoin mining operations. Immediately following the extreme weather event, energy prices dropped back to a consistent rate experienced earlier in the quarter and we resumed our mining operations. We continually evaluate energy and bitcoin prices and periodically will curtail our mining operations when it is advantageous to do so.

Professional fees

Professional fees, which consists primarily of legal, accounting and consulting fees, were $2,831 for the three months ended December 31, 2022, a decrease of $271, or 9%, from $3,102 for the three months ended December 31, 2021. Legal expenses were $1,955 for the three months ended December 31, 2022, as compared to $290 for the three months ended December 31, 2021. This increase was primarily attributable to an increase in litigation and transactional matters requiring legal services. Other professional fees, namely accounting, audit and consulting, were $876 for the three months ended December 31, 2022 as compared to $2,812 for the three months ended December 31, 2021 a decrease of $1,936.

Payroll expenses

Payroll expenses were $9,802 for the three months ended December 31, 2022, an increase of $2,474, or 34%, from $7,328 for the three months ended December 31, 2021. Our payroll expenses include all compensation related expenses for our employees and mainly includes salaries, wages, payroll related taxes and benefits and non-cash stock-based compensation. Payroll expenses, excluding non-cash stock-based compensation, were $3,924 for the three months ended December 31, 2022, representing an increase of 149% from $1,579 in the three months ended December 31, 2021 mainly attributed to an increase in employee headcount.

We grant stock-based awards to certain employees as a significant portion of our payroll related costs. Stock-based compensation, which is a non-cash expense, was $5,878 for the three months ended December 31, 2022, an increase of $129, or 2%, from $5,749 for the three months ended December 31, 2021.

General and administrative expenses

General and administrative fees increased to $3,724 for the three months ended December 31, 2022 from $1,816 for the three months ended December 31, 2021, representing an increase of $1,908. This increase was primarily attributable to increases in corporate overhead including, but not limited to, insurance premiums, travel expenses and rent expenses.

Other impairment expense (related to bitcoin)

Impairment expense in the amount of $83 was recognized for the three months ended December 31, 2022 a decrease of $6,139 as compared to $6,222 for the three months ended December 31, 2021. The impairment expense consists of bitcoin impairments due to the general decrease in bitcoin prices during the year. Decreases in bitcoin prices for periods subsequent to the mining date are recorded as impairment expense. ASC Topic 350 -Goodwill and Other requires subsequent increases in bitcoin prices are not allowed to be recorded (unrealized gains) unless the bitcoin is sold, at which point the gain is recognized.

Realized gain (loss) on sale of bitcoin

Realized loss on sale of bitcoin was $517 for the three months ended December 31, 2022 as compared to a realized gain of $9,995 for the three months ended December 31, 2021. There was less volatility in bitcoin during the three months ended December 31, 2022 as compared to the three months ended December 31, 2021 which had greater volatility in bitcoin prices (see the Range of Bitcoin Prices table above).

Depreciation and amortization

Depreciation and amortization expense increased to $19,329 for the three months ended December 31, 2022, from $7,427 for the three months ended December 31, 2021, an increase of $11,902. Depreciation expense increased by $12,359, or 191%, during the three months ended December 31, 2022, to $18,827 from $6,468 due to increase in miners and mining related equipment being placed in service during the comparative period. Amortization expense for the three months ended December 31, 2022 was $502, a decrease of $457, or 48%, from $959 for the three months ended December 31, 2021.

Other Income (Expenses)

Other expense was $1,605 for the three months ended December 31, 2022, compared with other income of $333 for the three months ended December 31, 2021, which is a decrease of $1,938. Other expense for the three months ended December 31, 2022 consisted primarily of an unrealized loss on derivative security of $1,271 as compared to gain for the same prior year period of $299. This change between the periods is the result of a change in fair value of the underlying instrument.

Interest expense in the current fiscal three months ended December 31, 2022 also increased by $836 to $889 from $53 in the three months ended December 31, 2021. This increase was due to an increase in the amount of long-term debt, mainly related to the master equipment financing arrangement we entered in April 2022.

Net (Loss) Income from Continuing Operations

Net loss from continuing operations for the three months ended December 31, 2022 was $30,488 as compared to net income from continuing operations of $15,644 for the three months ended December 31, 2021, for the reasons discussed above.

Results of Discontinued Operations

($ presented in 000's, except for average bitcoin price)

Revenues from our former energy segment, which is now classified as discontinued operations decreased significantly, as expected, for three months ended December 31, 2022 from three months ended December 31, 2021, $101 and $4,118, respectively. The total costs and expenses for the three months ended December 31, 2022 decreased to $353 from $5,277 for the three months ended December 31, 2021 primarily due to a winding down of the energy segment. The Company sold a portion of the assets held for sale pertaining to the discontinued energy operations for approximately $2,523, which had a carrying amount of $813 resulting in a recognized gain of $1,710. As a result, the net income from discontinued operations for the three months ended December 31, 2022 was $1,457, as compared to a loss of $1,158 in the three months ended December 31, 2021. The Company does not expect significant discontinued operations revenues or costs in subsequent periods.

Net (Loss) Income

Net loss for the three months ended December 31, 2022 was $29,031, a fluctuation of $43,517 compared to net income of $14,486 for the three months ended December 31, 2021, for the reasons stated above.

Non-GAAP Measure

We present adjusted EBITDA, which is not a measurement of financial performance under generally accepted accounting principles in the United States ("GAAP"). Our non-GAAP "Adjusted EBITDA" represents earnings before interest, taxes, depreciation and amortization that excludes (i) impacts of interest, taxes, and depreciation; (ii) our share-based compensation expense, unrealized gains/losses on securities, and, changes in the fair value of contingent consideration in respect to previously completed acquisitions, all of which are non-cash items that we believe are not reflective of our general business performance, and for which the accounting requires management judgment, and the resulting expenses could vary significantly in comparison to other companies; (iii) non-cash impairment losses related to long-lived assets (including goodwill) and digital assets, which include our bitcoin for which the accounting requires significant estimates and judgment, and where the resulting expenses could vary significantly in comparison to other companies; (iv) realized gains and losses on sales of bitcoin and equity securities, the amounts of which are directly related to the unrealized gains and losses that are also excluded; (v) legal fees related to litigation and various transactions, which fees management does not believe are reflective of our ongoing operating activities; (vi) gains and losses on disposal of assets, majority of which are related to obsolete or unrepairable machines that are no longer deployed; and (vii) gains and losses related to discontinued operations that would not be applicable to our future business activities.

Management believes that providing this non-GAAP financial measure that excludes these items allows for meaningful comparisons between the Company's core business operating results and those of other companies, as well as providing the Company with an important tool for financial and operational decision making and for evaluating its own core business operating results over different periods of time. In addition to management's internal use of non-GAAP adjusted EBITDA, management believes that adjusted EBITDA is also useful to investors and analysts in comparing our performance across reporting periods on a consistent basis. Management believes the foregoing to be the case even though some of the excluded items involve cash outlays and some of them recur on a regular basis (although management does not believe any of such items are normal operating expenses necessary to generate our bitcoin related revenues). For example, we expect that share-based compensation expense, which is excluded from Adjusted EBITDA, will continue to be a significant recurring expense over the coming years and is an important part of the compensation provided to certain employees, officers, and directors. Additionally, management does not consider any of the excluded items to be expenses necessary to generate our bitcoin related revenue.

We have also excluded impairment losses on assets, including impairments of its bitcoin in its non-GAAP financial measure, which may continue to occur in future periods as a result of our continued holdings of significant amounts of bitcoin.

The Company's adjusted EBITDA measure may not be directly comparable to similar measures provided by other companies in its industry, as other companies in its industry may calculate non-GAAP financial results differently. The Company's adjusted EBITDA is not a measurement of financial performance under GAAP and should not be considered as an alternative to operating (loss) income or any other measure of performance derived in accordance with GAAP. Although management utilizes internally and presents adjusted EBITDA, we only utilize that measure supplementally and do not consider it to be a substitute for, or superior to, the information provided by GAAP financial results.

Accordingly, adjusted EBITDA is not meant to be considered in isolation of, and should be read in conjunction with, the information contained in our Consolidated Financial Statements, which have been prepared in accordance with GAAP.

The following is a reconciliation of our non-GAAP adjusted EBITDA to its most directly comparable GAAP measure (i.e., net (loss) income) for the periods indicated:

	For the Three Months Ended December 31,
($ in thousands)	2022	2021
Reconciliation of non-GAAP adjusted EBITDA
Net (loss) income	$(29,031)	$14,486
(Income) loss on discontinued operations	(1,457)	1,158
Other impairment loss (related to bitcoin)	83	6,222
Depreciation and amortization	19,329	7,427
Share-based compensation expense	5,878	5,749
Change in fair value of contingent consideration	(485)	(55)
Realized loss (gain) on sale of bitcoin	517	(9,995)
Realized gain on sale of equity security	—	(1)
Unrealized loss of equity security	—	2
Unrealized loss (gain) of derivative security	1,271	(299)
Interest income	(70)	(33)
Interest expense	889	53
Gain on disposal of assets	—	278
Legal fees and litigation related expenses	1,163	136
Legal fees related to financing & business development transactions	542	—
Non-GAAP adjusted EBITDA	$(1,371)	$25,128

The following is a reconciliation of fair market value of our bitcoin holdings to the current carrying value at December 31, 2022 and September 30, 2022:

	December 31, 2022		September 30, 2022
	Carrying Value (1)	Fair Market Value (2)	Carrying Value (1)	Fair Market Value (2)
Number of Bitcoins held	234	234	595	595
Value per coin (1) (2)	$16,520	$16,557	$18,735	$19,403
Total	$3,863	$3,872	$11,147	$11,545

(1)
Value per coin is the average book value per coin determined by the number of coins held as of the balance sheet date divided by the carrying value.
(2)
Value per coin is the quoted market price as of the balance sheet date.

Liquidity and Capital Resources

($ presented in 000's)

Our primary requirements for liquidity and capital are working capital, inventory management, capital expenditures, public company costs and general corporate needs. We expect these needs to continue as we further develop and grow our business. Our principal sources of liquidity have been and are expected to be our cash and cash equivalents and bitcoin inventory.

As of December 31, 2022, we had total current assets of $21,186, consisting of cash and cash equivalents, accounts receivable, inventory, prepaid expenses and other current assets, bitcoin, investment in debt security and related derivative asset, and current assets held for sale, and total assets in the amount of $486,789. Our total current liabilities and total liabilities as of December 31, 2022 were $41,600 and $59,754, respectively. We had negative working capital of $20,414 as of December 31, 2022. We sell the bitcoin we mine to fund operations and to fund capital expenditures. In addition, we have access to equity financing through our At-the-Market offering facility and debt financing through the lending arrangement we entered into in April 2022 (see Note 10-Stockholders' Equity, Note 15 - Loans and Note 16 - Subsequent Events to our consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q).

We believe our cash and cash equivalents on hand, together with cash we expect to generate from future operations, will be sufficient to meet our working capital and capital expenditure requirements for a period of at least twelve months from the date of this Quarterly Report on Form 10-Q. We are likely to require additional capital to respond to technological advancements, competitive dynamics or technologies, customer demands, business opportunities, challenges, acquisitions or unforeseen circumstances and in either the short-term or long-term may determine to engage in equity or debt financings. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited. In particular, the widespread COVID-19 pandemic, including variants, rising inflation and interest rates, and the conflict between Russia and Ukraine have resulted in, and may continue to result in, significant disruption and volatility in the global financial markets, reducing our ability to access capital. If we are unable to raise additional funds when or on the terms desired, our business, financial condition and results of operations could be adversely affected.

Material Cash Requirements

We are a party to many contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the consolidated balance sheet as of December 31, 2022, while others are considered future commitments. Our contractual obligations primarily consist of cancelable purchase commitments with various parties to purchase goods or services, primarily miners and equipment, entered into in the normal course of business and operating leases. For information regarding our other contractual obligations, refer to Note 13 - Commitments and

Contingencies in this Form 10-Q for the quarterly period ended December 31, 2022, and Note 15 - Commitments and Contingencies included in our Annual Report on Form 10-K as filed with the SEC on December 15, 2022.

Operating Activities

Operating activities provided $4,703 in cash for the three months ended December 31, 2022, as compared to $12,841 in cash for the three months ended December 31, 2021. Our sale of bitcoin of $34,067, depreciation and amortization of $19,329, stock based compensation of $5,878, decrease in prepaid and other current assets of $1,862, increase in accounts payable and accrued liabilities of $3,265, and impairment of bitcoin of $83 were the main components of our operating cash inflow for the three months ended December 31, 2022, offset primarily by cash outflows for bitcoin mining of $27,746, net loss of $29,031, and long-term deposit paid of $2,941. Our cash provided by operating activities during the three months ended December 31, 2021 were primarily driven by net income for the period of $14,486, proceeds from the sale of bitcoin of $33,965, impairment of bitcoin of $6,222, stock based compensation of $5,749, depreciation and amortization of $7,427, partially offset by mining of bitcoin of $36,975, realized gain on sale of bitcoin of $9,995, decrease in accounts payable and accrued liabilities of $5,549, increase in prepaid expenses and other current assets of $3,310.

Investing Activities

Investing activities from continuing operations used $59,011 during the three months ended December 31, 2022, as compared with using $94,003 for the three months ended December 31, 2021. Our payments on miner (including miner deposits) of $31,540, the acquisition of Mawson of $22,518, and purchase of fixed assets of $4,953, were the main components of our investing cash flow for the three months ended December 31, 2022. Our payments on miner deposits of $70,634 and purchase of fixed assets of $21,430, were the main components of our investing cash flow for the three months ended December 31, 2021.

Financing Activities

Cash flows generated from financing activities of continuing operations during the three months ended December 31, 2022 amounted to $32,971, when compared to $68,179 for the three months ended December 31, 2021. Our cash flows from financing activities for the three months ended December 31, 2022 consisted primarily of proceeds from underwritten offering of $41,344 partially offset by payments on loans in the amount of $8,430. Our cash flows from financing activities for the three months ended December 31, 2021 mainly consisted of proceeds from underwritten offerings of $67,989.

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

Recent Accounting Pronouncements

Please refer to Note 2 in our unaudited consolidated financial statements contained elsewhere in this Quarterly Report on Form 10-Q for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of the date of this Quarterly Report on Form 10-Q.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2022, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the first quarter of fiscal year 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are from time to time subject to various claims, lawsuits, and other legal and administrative proceedings arising in the ordinary course of business. See Note 12 - Commitments and Contingencies to our consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” section contained in the Company’s Annual Report on Form 10-K for the year ended September 30, 2022, together with the cautionary statement under the caption “Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q. These described risks are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

We may face several risks due to disruptions in the crypto asset markets, including but not limited to the risk from depreciation in our stock price, financing risk, risk of increased losses or impairments in our investments or other assets, risks of legal proceedings and government investigations, and risks from price declines or price volatility of crypto assets.

In the second half of 2022 and beginning of 2023, some of the well-known crypto asset market participants, including Celsius Network, Voyager Digital Ltd., Three Arrows Capital, and Genesis Global Holdco LLC declared bankruptcy, resulting in a loss of confidence in participants of the digital asset ecosystem and negative publicity surrounding digital assets more broadly. In November 2022, FTX, the third largest digital asset exchange by volume at the time, halted customer withdrawals and shortly thereafter, FTX and its subsidiaries filed for bankruptcy.

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

Although we had no direct exposure to FTX or any of the above-mentioned cryptocurrency companies nor any material assets that may not be recovered or may otherwise be lost or misappropriated due to the bankruptcies, the failure or insolvency of large exchanges like FTX may cause the price of bitcoin to fall and decrease confidence in the ecosystem, which could adversely affect an investment in us. Such market volatility and decrease in bitcoin price have had a material and adverse effect on our results of operations and financial condition and we expect our results of operations to continue to be affected by the bitcoin price as the results of our operations are significantly tied to the price of bitcoin. If we do not continue adjusting our short-term strategy to optimize our operating efficiency in the current dynamic market conditions, such market conditions could have a further negative result on our business, prospects or operations.

Potential that, in the event of a bankruptcy filing by a custodian, bitcoin held in custody could be determined to be property of a bankruptcy estate and we could be considered a general unsecured creditor thereof.

All of the bitcoin we hold is held in either cold or hot storage by Coinbase. The treatment of bitcoins held by custodians that file for bankruptcy protection is uncharted territory in U.S. Bankruptcy law. We cannot say with certainty whether our bitcoin held in custody by Coinbase, should it declare bankruptcy, would be treated as property of the bankruptcy estate and, accordingly, whether we would be treated as a general unsecured creditor with respect of our bitcoin held in custody by Coinbase. If we are treated as a general unsecured creditor, we may not be able to recover our bitcoin in the event of a Coinbase bankruptcy or a bankruptcy of any other custodian we may use in the future.

Our indebtedness could adversely affect our financial health and prevent us from fulfilling our debt obligations ($ in Thousands - 000's).

In April 2022, we entered into a Master Equipment Financing Agreement with Trinity Capital Inc., as the lender (the “Financing Agreement”). The Financing Agreement provided for up to $35,000 of borrowings to finance our acquisition of blockchain computing equipment. We received a loan of $20,000 at close, with the remaining $15,000 not requested for funding and cancelled. As of the date of this filing $15,867 in principal is outstanding and due to Trinity Capital Inc.

The borrowings under the Financing Agreement are collateralized by 3,336 S19j Pro miners, which are located at our Godby, GA and Norcross, GA sites. The value of the miners collateralizing the borrowings under the Financing Agreement may be negatively impacted by adverse events affecting the crypto asset markets and/or volatility in the price of bitcoin. Should we fail to satisfy our obligations with respect to our indebtedness, and should Trinity Capital Inc. foreclose on the miners collaterizing our indebtedness, we could potentially lose up to .33 exahashes of computing power, or 5% of our current computing power. In addition, to the extent the value of the miners securing our borrowings under the Financing Agreement decreases and falls the below the aggregate amount of our obligations under the Financing Agreement, the lender thereunder would be our unsecured creditor in respect of the difference in the value of the collateral and our obligations.

In addition, our indebtedness could:

•
increase our vulnerability to general adverse economic and industry conditions;
•
require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions, research and development efforts and other general corporate purposes;
•
limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•
place us at a competitive disadvantage compared to our competitors that have less debt;
•
result in greater interest rate risk and volatility;
•
limit our ability to borrow additional funds; and
•
make it more difficult for us to satisfy our obligations with respect to our debt, including our obligation to repay our Financing Agreement under certain circumstances, or refinance our indebtedness on favorable terms or at all.

Our lack of insurance protection exposes us and our shareholders to the risk of loss of our bitcoin for which no person is liable.

Our bitcoin, which is held in custody by Coinbase, is not insured. Therefore, a loss may be suffered with respect to our bitcoin which is not covered by insurance and for which no person is liable in damages which could adversely affect our operations and, consequently, an investment in us.

The value of bitcoin has historically been subject to wide swings. Because we do not currently hedge our investment in bitcoin and do not intend to for the foreseeable future, we are directly exposed to bitcoin’s price volatility and surrounding risks.

The market price of one bitcoin in our principal market ranged from approximately $15,800 to $21,400 during the three months ended December 31, 2022 and ranged from approximately $46,400 to $68,200 during the three months ended December 31, 2021. While bitcoin prices are determined primarily using data from various exchanges, over-the-counter markets and derivative platforms, they have historically been volatile and are impacted by a variety of factors. Such factors include, but are not limited to, the worldwide growth in the adoption and use of bitcoins, the maintenance and development of the software protocol of the bitcoin network, changes in consumer demographics and public tastes, fraudulent or illegitimate actors, real or perceived scarcity, and political, economic, regulatory or other conditions. Furthermore, pricing may be the result of, and may continue to result in, speculation regarding future appreciation in the value of bitcoin, or our share price, making prices more volatile.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

3.1	First Amended and Restated Articles of Incorporation of CleanSpark, Inc., dated September 17, 2021	8-K	001-39187	3.1	9/17/2021
3.2	First Amended and Restated Bylaws of CleanSpark, Inc., dated September 17, 2021	8-K	001-39187	3.2	9/17/2021
10.1	First Amendment to Purchase and Sale Agreement, dated as of October 3, 2022, by and among CSRE Properties Sandersville, LLC, Luna Squares LLC, Mawson Infrastructure Group, Inc. and the Company.	8-K	001-39187	10.3	10/11/2022
10.2	Secured Promissory Note of CSRE Properties Sandersville, LLC dated October 5, 2022.	8-K	001-39187	10.4	10/11/2022
10.3	Amendment No. 1 to the At the Market Offering Agreement, dated December 14, 2022, between CleanSpark, Inc. and H.C. Wainwright & Co., LLC	8-K	001-39187	10.1	12/14/2022
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350					**

101 INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101 SCH	Inline XBRL Taxonomy Extension Schema Document
101 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101 LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 9, 2023	By: /s/ Zachary K. Bradford Zachary K. Bradford Title: Chief Executive Officer (Principal Executive Officer)

Date: February 9, 2023	By: /s/ Gary A. Vecchiarelli Gary A. Vecchiarelli Title: Chief Financial Officer (Principal Financial and Accounting Officer)

2