Form 10-Q
period 2023-03-31
CLEANSPARK, INC.
filed 2023-05-10
CIK 827876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2023

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 112,687,174 shares as of May 10, 2023.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements regarding our future results of operations and financial position, future hash rate capacity, industry and business trends, equity compensation, business strategy, plans, market growth and our objectives for future operations.

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
•
availability of adequate insurance coverage and our ability to recover under our insurance policies for damages or losses in full or at all;

•
the ongoing effects of the COVID-19 pandemic;
•
our ability to execute on our business strategy; and
•
other risks described in the Company's prior press releases and in its filings with the Securities and Exchange Commission (SEC), including under the headings "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended September 30, 2022, this Quarterly Report on Form 10-Q and any subsequent filings with the SEC.

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

As used in this Quarterly Report on Form 10-Q, unless otherwise stated or the context requires otherwise, references to “CleanSpark,” the “Company,” “we,” “us,” and “our” refer to CleanSpark, Inc. and its consolidated subsidiaries.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

This Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended September 30, 2022, filed with the Securities and Exchange Commission (the “SEC”) on December 15, 2022.

The accompanying consolidated financial statements and footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2023 are not necessarily indicative of the results that can be expected for the full year.

CLEANSPARK, INC.

CONSOLIDATED BALANCE SHEETS

($ in thousands, except par value and share amounts)

	March 31, 2023	September 30, 2022
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$10,345	$20,463
Accounts receivable, net	47	27
Inventory	746	216
Prepaid expense and other current assets	8,702	7,931
Bitcoin	5,267	11,147
Derivative investment asset	1,741	2,956
Investment in debt security, AFS, at fair value	668	610
Current assets held for sale	5,390	7,426
Total current assets	$32,906	$50,776

Property and equipment, net	$440,253	$376,781
Operating lease right of use asset	5,402	551
Intangible assets, net	5,696	6,485
Deposits on mining equipment	34,020	12,497
Other long-term asset	4,640	3,990
Goodwill	8,043	—
Long-term assets held for sale	593	1,545
Total assets	$531,553	$452,625

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$31,334	$24,662
Operating lease liability	119	113
Finance lease liability	216	260
Contingent consideration	2,000	—
Current portion of long-term loans payable	7,248	7,786
Dividends payable	21	21
Current liabilities held for sale	344	1,199
Total current liabilities	$41,282	$34,041
Long-term liabilities
Operating lease liability, net of current portion	5,522	447
Finance lease liability, net of current portion	71	180
Loans payable, net of current portion	10,371	13,433
Long-term liabilities held for sale	426	512
Total liabilities	$57,672	$48,613

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEANSPARK, INC.

CONSOLIDATED BALANCE SHEETS (continued)

($ in thousands, except par value and share amounts)

	March 31, 2023	September 30, 2022
	(Unaudited)
Stockholders' equity
Common stock; $0.001 par value; 300,000,000 shares authorized; 96,950,555 and 55,661,337 shares issued and outstanding, respectively	97	56
Preferred stock; $0.001 par value; 10,000,000 shares authorized; Series A shares; 2,000,000 authorized; 1,750,000 and 1,750,000 issued and outstanding, respectively	2	2
Additional paid-in capital	717,159	599,898
Accumulated other comprehensive income	168	110
Accumulated deficit	(243,545)	(196,054)
Total stockholders' equity	473,881	404,012

Total liabilities and stockholders' equity	$531,553	$452,625

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEANSPARK, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited, in thousands, except per share and share amounts)

	For the three months ended		For the six months ended
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
Revenues, net
Bitcoin mining revenue, net	$42,488	$36,965	$70,234	$73,940
Other services revenue	58	233	131	383
Total revenues, net	$42,546	$37,198	$70,365	$74,323

Costs and expenses
Cost of revenues (exclusive of depreciation and amortization shown below)	22,082	8,684	42,498	14,320
Professional fees	3,750	1,059	6,581	4,161
Payroll expenses	9,750	8,806	19,552	16,134
General and administrative expenses	4,329	2,773	8,053	4,589
Loss (gain) on disposal of assets	3	(921)	3	(643)
Other impairment expense (related to bitcoin)	194	812	277	7,034
Realized (gain) loss on sale of bitcoin	(1,422)	2,734	(905)	(7,261)
Depreciation and amortization	21,346	10,452	40,675	17,879
Total costs and expenses	$60,032	$34,399	$116,734	$56,213

(Loss) Income from operations	(17,486)	2,799	(46,369)	18,110

Other income (expense)
Other income	11	308	11	308
Change in fair value of contingent consideration	—	291	485	346
Realized gain on sale of equity security	—	—	—	1
Unrealized loss on equity security	—	—	—	(2)
Unrealized (loss) gain on derivative security	56	(1,410)	(1,215)	(1,111)
Interest income	52	52	122	85
Interest expense	(799)	(8)	(1,688)	(61)
Total other (expense) income	(680)	(767)	(2,285)	(434)

(Loss) Income before income tax (expense) or benefit	(18,166)	2,032	(48,654)	17,676
Income tax expense	—	—	—	—
(Loss) income from continuing operations	$(18,166)	$2,032	$(48,654)	$17,676

Discontinued operations
Income (loss) from discontinued operations	$(294)	$(2,203)	$1,163	$(3,361)
Income tax (expense) or benefit	—	—	—	—
Income (loss) on discontinued operations	$(294)	$(2,203)	$1,163	$(3,361)

Net (loss) income	$(18,460)	$(171)	$(47,491)	$14,315

Preferred stock dividends	—	20	—	335

Net (loss) income attributable to common shareholders	$(18,460)	$(191)	$(47,491)	$13,980

Other comprehensive income	29	28	58	46

Total comprehensive (loss) income attributable to common shareholders	$(18,431)	$(163)	$(47,433)	$14,026

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEANSPARK, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)(Continued)

(Unaudited, in thousands, except per share and share amounts)

	For the three months ended		For the six months ended
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
(Loss) income from continuing operations per common share - basic	$(0.23)	$0.05	$(0.66)	$0.42

Weighted average common shares outstanding - basic	80,469,471	41,336,342	73,450,877	40,802,319

(Loss) income from continuing operations per common share - diluted	(0.23)	0.05	(0.66)	0.42

Weighted average common shares outstanding - diluted	80,469,471	41,395,075	74,032,082	40,861,052

(Loss) income on discontinued operations per common share - basic	$(0.00)	$(0.05)	$0.02	$(0.08)

Weighted average common shares outstanding - basic	80,469,471	41,336,342	73,450,877	40,802,319

(Loss) income on discontinued operations per common share - diluted	$(0.00)	$(0.05)	$0.02	$(0.08)

Weighted average common shares outstanding - diluted	80,469,471	41,395,075	74,032,082	40,861,052

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEANSPARK, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands, except share amounts)

For the three and six months ended March 31, 2023

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance, September 30, 2022	1,750,000	$2	55,661,337	$56	$599,898	$110	$(196,054)	$404,012
Options and restricted stock units issued for services	—	—	11,210	—	5,878	—	—	5,878
Shares issued for business acquisition	—	—	1,590,175	2	4,801	—	—	4,803
Shares issued under equity offering, net of offering costs	—	—	14,481,208	14	41,330	—	—	41,344
Net loss	—	—	—	—	—	—	(29,031)	(29,031)
Other comprehensive income	—	—	—	—	—	29	—	29
Balance, December 31, 2022	1,750,000	$2	71,743,930	$72	$651,907	$139	$(225,085)	$427,035
Restricted stock units issued for services	—	—	2,149,087	2	5,741	—	—	5,743
Shares withheld for net settlement of restricted stock units related to tax withholdings	—	—	(539,961)	—	(1,468)			(1,468)
Shares issued for settlement of contingent consideration related to business acquisition	—	—	1,100,890	1	2,839	—	—	2,840
Shares issued under equity offering, net of offering costs	—	—	22,580,026	22	58,140	—	—	58,162
Shares returned for settlement of contingent consideration and holdbacks related to business acquisition	—	—	(83,417)	—	—	—	—	—
Net loss	—	—	—	—	—	—	(18,460)	(18,460)
Other comprehensive income	—	—	—	—	—	29	—	29
Balance, March 31, 2023	1,750,000	$2	96,950,555	$97	$717,159	$168	$(243,545)	$473,881

For the three and six months ended March 31, 2022

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive Income	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit	Equity
Balance, September 30, 2021	1,750,000	$2	37,395,945	$37	$444,074	$(5)	$(138,392)	$305,716
Options and restricted stock units issued for services	—	—	—	—	5,749	—	—	5,749
Shares issued for settlement of contingent consideration related to business acquisition	—	—	8,404	—	150	—	—	150
Exercise of options	—	—	52,061	—	282	—	—	282
Shares issued under equity offering, net of offering costs	—	—	4,017,652	4	67,985	—	—	67,989
Preferred stock dividends	—	—	—	—	—	—	(315)	(315)
Net income	—	—	—	—	—	—	14,486	14,486
Other comprehensive income	—	—	—	—	—	18	—	18
Balance, December 31, 2021	1,750,000	$2	41,474,062	$41	$518,240	$13	$(124,221)	$394,075
Options and restricted stock units issued for services	—	—	1,874	—	6,554	—	—	6,554
Shares returned for settlement of contingent consideration and holdbacks related to business acquisition	—	—	(232,518)	—	—	—	—	—
Exercise of options	—	—	47,169	—	452	—	—	452
Preferred stock dividends	—	—	—	—	—	—	(20)	(20)
Net loss	—	—	—	—	—	—	(171)	(171)
Other comprehensive income	—	—	—	—	—	28	—	28
Balance, March 31, 2022	1,750,000	$2	41,290,587	$41	$525,246	$41	$(124,412)	$400,918

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEANSPARK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited, in thousands)

	Six Months Ended
	March 31, 2023	March 31, 2022
Cash Flows from Operating Activities
Net (loss) income	$(47,491)	$14,315
Less: (Income) loss from discontinued Operations	(1,163)	3,361
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Unrealized loss on equity security	—	2
Realized gain on sale of equity security	—	(1)
Impairment of bitcoin	277	7,034
Realized (gain) on sale of bitcoin	(905)	(7,261)
Bitcoin issued for services	310	295
Unrealized loss on derivative asset	1,215	1,111
Gain on fair value of contingent consideration	(485)	(346)
Non-cash lease expense	159	56
Stock based compensation	11,621	12,303
Depreciation and amortization	40,675	17,879
Provision for bad debts	106	—
Amortization of debt discount	19	—
Loss (gain) on write-off and disposal of assets	3	(643)
Income from in-kind receipts of miners	—	(308)
Changes in operating assets and liabilities
Mining of bitcoin	(70,234)	(73,940)
Proceeds from sale of bitcoin	76,203	80,430
(Decrease) in operating lease liabilities	(20)	(51)
Increase in accounts payable and accrued liabilities	5,203	5,771
(Increase) in prepaid expenses and other current assets	(772)	(9,572)
(Increase) in accounts receivables	(125)	(1,282)
(Increase) decrease in Inventory	(529)	47
Long -term deposits paid	(2,940)	—
Net cash provided by operating activities from Continuing Operations	$11,127	$49,200
Net cash provided by (used in) operating activities of Discontinued Operations	749	(2,318)
Net cash provided by operating activities	$11,876	$46,882

Cash Flows from Investing Activities
Payments on miners (including deposits)	$(69,238)	$(105,077)
Purchase of fixed assets	(21,769)	(28,915)
Settlement of holdbacks related to contingent consideration	—	(625)
Proceeds from sale of miners	—	3,498
Proceeds from the sale of equity securities	—	9
Acquisition of Mawson	(22,518)	—
Net cash used in investing activities - Continuing Operations	$(113,525)	$(131,110)
Net cash provided by investing activities - Discontinued Operations	2,462	—
Net cash used in investing activities	$(111,063)	$(131,110)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEANSPARK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW (Continued)
(Unaudited, in thousands)

	Six Months Ended
	March 31, 2023	March 31, 2022
Cash Flows from Financing Activities
Payments on loans	$(10,433)	$—
Payments on finance leases	(154)	(368)
Refund of loan commitment fee	150	—
Proceeds from exercise of options and warrants	—	480
Proceeds from equity offerings, net	99,506	67,989
Net cash provided by financing activities - Continued Operations	$89,069	$68,101
Net cash provided by financing activities - Discontinued Operations	—	—
Net cash provided by financing activities	$89,069	$68,101

Net decrease in cash and cash equivalents	$(10,118)	$(16,127)

Cash and cash equivalents, beginning of period	$20,463	$18,040

Cash and cash equivalents, end of period	$10,345	$1,913
Supplemental disclosure of cash flow information
Cash paid for interest	$1,669	$62
Cash paid for tax	$—	$—
Non-cash investing and financing transactions
Shares issued for settlement of contingent consideration related to business acquisition	$2,840	$—
Receivables from exercise of options	$—	$253
Shares withheld for net settlement of restricted stock units related to tax withholdings	$1,468	$—
Fixed assets purchased through finance transactions	$164	$—
Software purchased with bitcoin	$229	$—
Shares issued for settlement of seller agreements related to acquisition	$—	$150
Preferred shares dividends accrued	$—	$335
Unrealized gain on investment in available-for-sale debt security	$58	$46

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

Lines of Business

Bitcoin Mining Business

Through CleanSpark, Inc., and the Company’s wholly owned subsidiaries, ATL Data Centers LLC (“ATL”), CleanBlok, Inc. (“CleanBlok”), CleanSpark DW, LLC, and CleanSpark GLP, LLC, the Company mines bitcoin. The Company entered the bitcoin mining industry through its acquisition of ATL in December 2020 in College Park, GA., acquired a second data center in August 2021 in Norcross, GA. a third data center and mining equipment in Washington, GA, in August 2022, a fourth data center and mining equipment in October 2022 in Sandersville, GA and has a co-location agreement with New York-based Coinmint, LLC in place since July 2021. Bitcoin mining has now become the Company’s principal revenue generating business activity. The Company does not intend to mine any other cryptocurrency, other than bitcoin. As of March 31, 2023, the Company does not support or host miners for other companies at any of our owned facilities.

Through the Company’s subsidiaries CSRE Properties Norcross, LLC, CSRE Property Management Company, LLC, CSRE Properties, LLC, CSRE Properties Washington, LLC, CSRE Properties Sandersville, LLC, and CleanSpark HQ, LLC, the Company maintains real property holdings.

Discontinued Operations

As of June 30, 2022, the Company deemed its energy operations to be discontinued operations due to its strategic decision to strictly focus on its bitcoin mining operations and divest of the majority of its energy assets.

Through its discontinued operations segment, the Company previously provided energy solutions through its wholly-owned subsidiaries CleanSpark, LLC, CleanSpark Critical Power Systems, Inc., GridFabric, LLC, and Solar Watt Solutions, Inc. These solutions consisted of engineering, design and software solutions, custom hardware solutions, Open Automated Demand response, solar, energy storage for microgrid and distributed energy systems. The Company has since sold the majority of its software and intellectual property assets related to the Energy Segment, and is in the process of selling additional remaining inventory and assets. In February 2023, the Company entered into an agreement to sell the remaining battery and solar inventory pertaining to the discontinued operations of Solar Watt Solutions Inc. See Note 4 – Discontinued Operations.

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

2.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange

Commission (the "SEC") and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Report on Form 10-K for the year ended September 30, 2022, filed with the SEC on December 15, 2022 (the “Form 10-K”). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented in this Quarterly Report on Form 10-Q have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted.

The accompanying unaudited consolidated financial statements include the accounts of CleanSpark, Inc., and the Company’s wholly owned subsidiaries, ATL, CleanBlok, CleanSpark DW, LLC, CleanSpark GLP, LLC, CSRE Properties Norcross, LLC, CSRE Property Management Company, LLC, CSRE Properties, LLC, CSRE Properties Washington, LLC and CSRE Properties Sandersville, LLC. All intercompany transactions have been eliminated upon consolidation of these entities.

Liquidity

As shown in the accompanying unaudited consolidated financial statements, the Company generated a net loss from continuing operations of $48,654 during the six months ended March 31, 2023. The Company has experienced negative cash flows from investing activities from continuing operations due to its investments in capital expenditures and acquisitions in support of its bitcoin mining operations, but it has generated positive cash flows from operating and financing activities for continuing operations. In the six months ended March 31, 2023, the Company generated cash flows from operating activities from its continuing operations of $11,127. The Company generates sufficient cash flows from operating activities of continuing operations, which should continue to support its ongoing operations for the next twelve months. In addition, the Company has access to equity financing through its At-the-Market offering facility (see Note 9 and Note 15).

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates include estimates used to review the Company’s goodwill and bitcoin impairment, intangible assets acquired, impairments and estimations of long-lived assets, revenue recognition from bitcoin mining, valuation of derivative assets, available-for-sale investments, allowances for uncollectible accounts, valuation of bitcoin, valuation of contingent consideration, warranty, and the valuations of share based awards. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions including, but not limited to, the ultimate impact that the ongoing global supply chain issues may have on the Company’s operations.

Revenue from Contracts with Customers - Revenue from Bitcoin Mining

The Company recognizes revenue in accordance with ASC Topic 606 – Revenue from Contracts with Customers (ASC 606). The core principle of the revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:

1.
Identify the contract with the customer
2.
Identify the performance obligations in the contract
3.
Determine the transaction price
4.
Allocate the transaction price to the performance obligations in the contract
5.
Recognize revenue when the Company satisfies a performance obligation

Step 1: The Company enters into a contract with a bitcoin mining pool operator (i.e., the customer) to provide computing power to the mining pools. The contracts are terminable at any time by either party and the Company’s enforceable right to compensation only begins when the Company starts providing computing power to the mining pool operator (which occurs daily at midnight UTC). In exchange for providing computing power, the Company is entitled to a pro-rata share of the fixed bitcoin awards earned over the measurement period, plus a pro-rata fractional share of the global transaction fee rewards for the respective measurement period, less net digital asset fees due to the mining pool operator over the measurement period. The Company’s pro-rata share is based on the proportion of computing power the Company contributed to the mining pool operator as compared to the bitcoin network’s algorithmic difficulty. The proportionate share of the transaction fee rewards earned are based on the Company’s computing power as compared to the total computing power contributed to the global network. Applying the criteria per ASC 606-10-25-1, the contract arises at the point that the Company provides computing power to the mining pool operator, which is also contract inception, because customer consumption is in tandem with daily earnings of delivery of the computing power.

Step 2: In order to identify the performance obligations in a contract with a customer, a company must assess the promised goods or services in the contract and identify each promised good or service that is distinct. A performance obligation meets ASC 606’s definition of a “distinct” good or service (or bundle of goods or services) if both of the following criteria are met:

•
The customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer (i.e., the good or service is capable of being distinct); and
•
the entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract (i.e., the promise to transfer the good or service is distinct within the context of the contract).

Based on these criteria, the Company has a single performance obligation in providing computing power services (i.e., hashrate) to the mining pool operator (i.e., customer). The performance obligation of computing power services is fulfilled daily over-time, as opposed to a point in time, because the Company provides the hashrate throughout the day and the customer simultaneously obtains control of it and uses the asset to produce bitcoin. The Company has full control of the mining equipment utilized in the mining pool and if the Company determines it will increase or decrease the processing power of its machines and/or fleet (i.e., for repairs or when power costs are excessive) the computing power provided to the customer will be reduced.

Step 3: The transaction consideration the Company earns is non-cash digital consideration in the form of bitcoin, which the Company measures at fair value on the date earned and is the same at contract inception per Step 1. According to the customer contract, daily earnings are calculated from midnight-to-midnight UTC time, and the sub-account balance is credited one hour later at 1:00 AM UTC time. The Company utilizes Greenwich Mean Time (GMT), which is also the midnight of Universal Time Coordinated (UTC), since this is consistent with our customer contract in calculating our daily earnings from midnight-to-midnight UTC time.

The transaction consideration the Company earns is all variable since it is dependent on the daily computing power provided by the Company. The Company’s bitcoins earned through the contractual payout formula is not known until the Company’s computational hashrate contributed over the daily measurement period is fulfilled over-time daily between midnight-to-midnight UTC time. The Company’s proportionate amount of the global network transaction fee rewards earned are calculated at the end of each transactional day (midnight to midnight). There are no other forms of variable considerations, such as discounts, rebates, refunds, credits, price concessions, incentives, performance bonuses, penalties, or other similar items.

The Company fully constrains all variable consideration as a result of ASC 606-10-32-12a because the amount of consideration is highly susceptible to factors outside of our control as defined by the Company’s customer’s payout methodology. The variable consideration is constrained until the Company can reasonably estimate the amount of mining rewards by the end of a given transactional day based on the actual amount of computing power provided to the mining pool operators. By then, the Company considers it is highly probable that a significant reversal in the amount of revenues will not occur and includes such variable consideration in the transaction price.

Step 4: The transaction price is allocated to the single performance obligation upon verification for the provision of computing power to the mining pool operator. There is a single performance obligation (i.e., computing power or hashrate) for the contract; therefore, all consideration from the mining pool operator is allocated to this single performance obligation.

Step 5: The Company’s performance is complete in transferring the hashrate service over-time (midnight to midnight) to the customer and the customer obtains control of that asset.

In exchange for providing computing power, the Company is entitled to a pro-rata share of the fixed bitcoin awards earned over the measurement period, plus a pro-rata fractional share of the global transaction fee rewards for the respective measurement period, less net digital asset fees due to the mining pool operator over the measurement period, as applicable. The transaction consideration the Company receives is non-cash consideration, in the form of bitcoin. The Company measures the bitcoin at fair value on the date earned using the closing price of bitcoin on the date earned (midnight UTC).

There are no deferred revenues or other liability obligations recorded by the Company since there are no payments in advance of the performance. At the end of the 24 hour “midnight-to-midnight" period, there are no remaining performance obligations.

Revenues from data center services

The Company provides data services, such as providing its customers with rack space, power and equipment, and cloud services, such as virtual services, virtual storage, and data backup services, generally based on monthly services provided at a defined price included in the contracts. The performance obligations are the services provided to a customer for the month based on the contract. The transaction price is the price agreed with the customer for the monthly services provided and the revenues are recognized monthly based on the services rendered for the month.

Cost of Revenues

Bitcoin mining segment (sole reportable segment)

The Company includes energy costs and external co-location mining hosting fees in cost of revenues.

Cash and cash equivalents

Cash and cash equivalents include cash and amounts due from banks and restricted cash. The Company did not have any restricted cash as of March 31, 2023 or September 30, 2022 reported in the consolidated balance sheet.

Accounts Receivable, net

Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms. They are initially recorded at the invoiced amount upon the sale of goods or services to customers and do not bear interest. The Company performs ongoing credit evaluation of its customers and management closely monitors outstanding receivables based on factors surrounding the credit risk of specific customers, historical trends, and other information. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded.

Accounts receivable, net consists of the following:

($ in thousands)	March 31, 2023	September 30, 2022
Accounts Receivable, gross	$260	$247
Provision for doubtful allowances	(213)	(220)
Total Accounts Receivable, net	$47	$27

Inventory

Inventory balances mainly include supplies inventory used to maintain bitcoin mining facilities and are presented at net realizable value with cost being measured on a first-in, first-out basis. The Company periodically reviews inventories for unusable and obsolete items. Based on this evaluation, provisions are made to write inventories down to their net realizable value. Inventory was $746 and $216 as of March 31, 2023 and September 30, 2022, respectively.

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

Concentration Risk

At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of Federal Deposit Insurance Corporation ("FDIC") limits. The cash balance in excess of the FDIC limits was $10,095 and $20,213 as of March 31, 2023 and September 30, 2022, respectively. The accounts offered by the custodian of the Company’s bitcoin, which accounts totaled $5,267 and $11,147 as of March 31, 2023 and September 30, 2022, respectively, are not insured by the FDIC. The Company has not experienced any losses in such accounts.

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

Earnings (loss) per share

The Company reports earnings (loss) per share in accordance with FASB ASC 260-10 “Earnings Per Share,” which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. As of March 31, 2023, all common stock equivalents that consist of options, warrants and restricted stock units were excluded from the calculation of the diluted (loss) per share calculation for the three and six months ended March 31, 2023 as their effect is anti-dilutive.

Provided below is the income (loss) per share calculation for the three and six months ended March 31, 2023 and 2022:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
($ in thousands, except share and per share)	2023	2022	2023	2022
Continuing Operations
Numerator
(Loss) income from continuing operations	$(18,166)	$2,032	$(48,654)	$17,676
Preferred stock dividends	—	20	—	335
(Loss) income from continuing operations attributable to common shareholders	$(18,166)	$2,012	$(48,654)	$17,341

Denominator
Weighted- average common shares outstanding, basic	80,469,471	41,336,342	73,450,877	40,802,319
Dilutive impact of stock options and other share-based awards	—	58,733	516	58,733
Dilutive impact of contingent shares issued for business acquisition	—	—	580,689	—
Weighted- average common shares outstanding, diluted	80,469,471	41,395,075	74,032,082	40,861,052
(Loss) income from continuing operations per common share attributable to common shareholders
Basic	$(0.23)	$0.05	$(0.66)	$0.42
Diluted	$(0.23)	$0.05	$(0.66)	$0.42

Discontinued Operations
Numerator
Income (loss) on discontinued operations	$(294)	$(2,203)	$1,163	$(3,361)
Denominator
Weighted- average common shares outstanding, basic	80,469,471	41,336,342	73,450,877	40,802,319
Dilutive impact of stock options and other share-based awards	—	58,733	516	58,733
Dilutive impact of contingent shares issued for business acquisition	—	—	580,689	—
Weighted- average common shares outstanding, diluted	80,469,471	41,395,075	74,032,082	40,861,052
Income (loss) on discontinued operations per common share attributable to common shareholders
Basic	$(0.00)	$(0.05)	$0.02	$(0.08)
Diluted	$(0.00)	$(0.05)	$0.02	$(0.08)

Property and equipment

Property and equipment are stated at cost less accumulated depreciation. Construction in progress is the construction or development of assets that have not yet been placed in service for their intended use. Depreciation for machinery and equipment, mining equipment, buildings, furniture and fixtures and leasehold improvements commences once they are ready for their intended use. Leasehold improvements are depreciated on a straight-line basis over the shorter of their estimated useful lives or the terms of the related leases. Land is not depreciated.

Depreciation is calculated on a straight-line basis over the estimated useful life of the asset as follows:

Useful life (years)
Land improvements	15
Building	30
Leasehold improvements	Shorter of lease term or 15 years
Miners	3-5
Mining equipment	3-15
Infrastructure asset	Shorter of lease term or 5 years
Machinery and equipment	1-10
Furniture and fixtures	3-7

In accordance with the FASB ASC 360-10, Property, Plant and Equipment, the carrying value of property and equipment and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value. During the six months ended March 31, 2023 and 2022, the Company did not record an impairment expense.

Bitcoin

Bitcoin are included in current assets in the consolidated balance sheets due to the Company’s ability to sell bitcoin in a highly liquid marketplace and its intent to liquidate its bitcoin to support operations when needed. Bitcoin are recorded at cost less impairment. They are classified as indefinite-lived intangible assets in accordance with ASC 350, Intangibles — Goodwill and Other, and are accounted for in connection with the Company’s revenue recognition policy detailed above and in Note 2 – Summary of Significant Accounting Policies. An intangible asset with an indefinite useful life is not amortized but is assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is not more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. The Company has elected to perform the quantitative impairment test each period rather than first performing the qualitative assessment. Quantitative impairment is measured using the quoted price of the bitcoin at the time its fair value is being measured in accordance with ASC 820, Fair Value Measurement. Quoted prices are obtained from the principal market. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted as per ASC 350, Intangibles – Goodwill and Other.

Bitcoin earned by the Company through its mining activities are included within operating activities on the accompanying consolidated statements of cash flows. The sales of bitcoin are also included within operating activities in the accompanying consolidated statements of cash flows and any realized gains or losses from such sales are included in total costs and expenses in the consolidated statements of operations and comprehensive income (loss). The Company accounts for its gains or losses in accordance with the first in first out (“FIFO”) method of accounting.

The following table presents the activities of the bitcoin for the six months ended March 31, 2023:

($ in thousands)	Amount
Balance as on September 30, 2022	$11,147
Addition of bitcoin	70,234
Carrying amount of bitcoin sold	(75,298)
Bitcoin issued for services	(310)
Bitcoin issued for software	(229)
Impairment loss	(277)
Balance as on March 31, 2023	$5,267

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

Level 2 Quoted prices for similar assets and liabilities in active markets; quoted prices included for identical or similar assets and liabilities that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. These are typically obtained from readily available pricing sources for comparable instruments.

Level 3 Unobservable inputs, where there is little or no market activity for the asset or liability. These inputs reflect the reporting entity’s own beliefs about the assumptions that market participants would use in pricing the asset or liability, based on the best information available under the circumstances.

The carrying value of cash, accounts payable, accrued expenses and short-term portion of loan payable approximate their fair values because of the short-term nature of the instruments. The carrying amount of the Company's long-term portion of loan payable is also stated at fair value since the stated rate of interest approximates market rates. Management believes the Company is not exposed to significant interest or credit risks arising from these financial instruments.

The following table presents the Company’s financial instruments that are measured and recorded at fair value on the Company’s balance sheets on a recurring basis, and their level within the fair value hierarchy as of March 31, 2023 and September 30, 2022:

March 31, 2023
($ in thousands)	Amount	Level 1	Level 2	Level 3
Derivative investment asset	$1,741	$—	$—	$1,741
Investment in debt security	668	—	—	668
Contingent consideration	2,000	2,000	—	—
Total	$4,409	$2,000	$—	$2,409

September 30, 2022
($ in thousands)	Amount	Level 1	Level 2	Level 3
Derivative investment asset	$2,956	$—	$—	$2,956
Investment in debt security	610	—	—	610
Total	$3,566	$—	$—	$3,566

There were no transfers between Level 1, 2 or 3 during the six months ended March 31, 2023.

The activities of the financial instruments that are measured and recorded at fair value on the Company's balance sheets on a recurring basis during the six months ended March 31, 2023 are described in Note 5 - Investments. The activity during the six months ended March 31, 2023 relating to the contingent consideration is described in Note 3 - Acquisitions.

Income taxes

The Company’s calculation of its tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions. The Company recognizes tax liabilities for uncertain tax positions based on management’s estimate of whether it is more likely than not that additional taxes will be required. The Company had no uncertain tax positions as of March 31, 2023 and September 30, 2022.

Deferred income taxes are recognized in the consolidated financial statements for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates. Temporary differences arise from net operating losses, differences in depreciation methods of archived images, property and equipment, stock-based and other compensation, and other accrued expenses. A valuation allowance is established when it is determined that it is more likely than not that some or all of the deferred tax assets will not be realized.

The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws and regulations themselves are subject to change as a result of changes in fiscal policy, changes in legislation, the evolution of regulations and court rulings. Therefore, the actual liability for U.S. federal taxes, or the various state jurisdictions, may be materially different from management's estimates, which could result in the need to record additional tax liabilities or potentially reverse previously recorded tax liabilities. Interest and penalties are included in tax expense.

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of March 31, 2023 and September 30, 2022, the Company had no accrued interest or penalties related to uncertain tax positions.

Income tax expense (benefit) from operations for the six months ended March 31, 2023 and 2022 was $0 in each period, which resulted primarily from maintaining a full valuation allowance against the Company's deferred tax assets.

Segment Reporting

The Company determines its operating segments based on how the Chief Operating Decision Maker ("CODM") views and evaluates operations, performance and allocates resources. As of June 30, 2022, the Company's only operating segment is the bitcoin mining business due to its determination to consider the energy business as discontinued operation based on its decision to make a strategic shift to focus on the bitcoin mining business and divest of its energy assets.

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

This new guidance is effective for the Company for its fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is evaluating the new standard's potential impact but does not expect it to have a material impact on the Company's results of operations or cash flows.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments on October 1, 2020 (“ASU 2016-13”). ASU 2016-13 requires entities to use a new forward-looking “expected loss” model that reflects expected credit losses, including credit losses related to trade receivables, and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates, which generally will result in the earlier recognition of allowances for losses. As the Company was a Smaller Reporting Company at the time of issuance of the ASU, the Company expects to adopt the ASU effective October 1, 2023, including the interim periods within the fiscal year. Early application of the adoption is permitted. The Company is evaluating the new standard's potential impact but does not expect it to have a material impact on the Company's results of operations or cash flows.

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (subtopic 815-40), which reduces the number of accounting models in ASC 470-20 that require separate accounting for embedded conversion features. As a result, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost as long as no other features require bifurcation and recognition as derivatives. By removing those separation models, the effective interest rate of convertible debt instruments will be closer to the coupon interest rate. Further, the diluted net income per share calculation for convertible instruments will require the Company to use the if-converted method. The treasury stock method should no longer be used to calculate diluted net income per share for convertible instruments. The amendment is effective for the Company for this fiscal year, including interim periods. The adoption of ASU 2020-06 did not have a material impact on the Company’s financial statements or disclosures.

3.
ACQUISITIONS

Acquisitions Relating to Continuing Operations

Mawson Infrastructure Group - Sandersville, GA

On October 8, 2022, the Company completed the acquisition of a lease for approximately 16.35 acres of real property located in Sandersville, Washington County, Georgia (the “Mawson Property”), all personal property located on the Mawson Property and 6,349 application-specific integrated circuit miners (the “ASICs”) from subsidiaries of Mawson Infrastructure Group, Inc. a Delaware corporation (“Mawson”), all pursuant to a Purchase and Sale Agreement dated September 8, 2022 and an Equipment Purchase and Sale Agreement dated September 8, 2022 (the "Mawson Transaction").

The Company paid the following consideration to Mawson for the Mawson Property: (i) $13,500 in cash; (ii) 1,590,175 shares (the “Closing Shares”) of the Company's common stock (which had a value of approximately

$4,800 based upon the closing price of the common stock on October 7, 2022), and (iii) $6,500 in seller financing in the form of a promissory note. The Company also agreed to pay up to $9,018 in cash within 15 days of the closing for the ASICs.

The following additional consideration may be payable to Mawson following the closing:

•
up to 1,100,890 shares of the Company's common stock (the “Earn-out Shares”) (which have a value of approximately $3,325 based upon the closing price of the Company's common stock on October 7, 2022), based upon the number of modular data centers on the Mawson Property occupied by Mawson being emptied and made available for our use. The shares associated with the earn-out were issued to Mawson in January 2023; and
•
up to an additional $2,000 in a seller-financed earn-out payable at least 60 days post-closing if the Company is able to utilize at least an additional 150 megawatts ("MW") of power on the Mawson Property by the six month anniversary of the closing.

The Company accounted for this transaction as an acquisition of a business. The fair value of the consideration given to Mawson and the other sellers in connection with the transaction and the allocation of the purchase price in accordance with ASC 820 were as follows:

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

The contingent purchase price pertaining to the 1,100,890 Earn-out Shares has been classified as a liability in the Consolidated Balance Sheets in accordance with ASC 480, and accordingly is reported at fair value at the end of each reporting period. As of December 31, 2022, the fair value of this contingent liability was reduced to $2,840 from $3,325, resulting in a change in fair value of contingent consideration of $485 in other income expense in the consolidated statements of operations and comprehensive loss. The shares associated with the earn-out were issued to Mawson in January 2023.

SPRE Commercial Group Inc. and WAHA Technologies Inc. - Washington, GA

On August 17, 2022, the Company, through its wholly owned subsidiary, CSRE Properties Washington, LLC, (“CSRE”), completed the purchase of real property, together with all improvements situated thereon and all rights, easements and appurtenances belonging thereto (collectively, the “SPRE Property”), from SPRE Commercial Group, Inc. f/k/a WAHA, Inc. (“SPRE”), pursuant to a Land Purchase and Sale Agreement dated as of August 5, 2022 and amended on August 17, 2022.

Additionally, on August 17, 2022, in connection with the Land Purchase and Sale Agreement, the Company completed the purchase of a mix of S19 and S19 J Pro bitcoin miners with a total processing power equal to approximately 341,985 terahashes, pursuant to an Equipment Purchase and Sale Agreement (together with the Land Purchase and Sale Agreement, the “WAHA Transaction”), from Waha Technologies, Inc., (“WAHA”, and collectively with SPRE, "WAHA & SPRE"), an affiliate of the SPRE. Pursuant to the Land Purchase and Sale Agreement and the Equipment Purchase and Sale Agreement the Company acquired substantially all of WAHA & SPRE's assets. The transaction was accounted for as an acquisition of a business.

Total consideration for the SPRE Property and miners consisted of (i) $1,962 in financing provided by SPRE to the Company at an interest rate of 12% per annum, to be repaid in 12 monthly installments of $174, (ii) the Company’s assumption of a mortgage with a maximum principal amount of $2,158 and an interest rate of 13% and (iii) $19,772 of cash consideration paid by the Company to SPRE. Acquisition related costs of $118, consisting primarily of legal and recording fees, were expensed as incurred in accordance with ASC 805 and are reflected in professional fees on the Consolidated Statements of Operations and Comprehensive Loss.

The Company determined the fair value of the consideration given to WAHA & SPRE in connection with the transaction and the allocation of the purchase price in accordance with ASC 820 were as follows:

Consideration: ($ in thousands)	Fair Value
Cash	$19,772
Financing provided by SPRE	1,962
Mortgage assumed	2,158
Total Consideration	$23,892

Purchase Price Allocation: ($ in thousands)	Preliminary Allocation at Acquisition Date
Land	$100
Building/Improvements	14,700
Miners	9,092
Total	$23,892

The total purchase price was allocated to identifiable assets deemed acquired based on their estimated fair values. The fair values of the assets have been recorded and are reflected in property and equipment, net on the Company's Consolidated Balance Sheets. The useful life for the building and improvements is estimated to be 30 years consistent with the Company's policy. The useful life for miners was estimated to be 3 years consistent with the Company's policy for depreciating used miners. Land is not depreciated. Financing provided by SPRE and the mortgage assumed have been recorded as loans payable and are reflected in the Company's Consolidated Balance Sheets.

Pro forma of Consolidated Financial Statements (Unaudited)

The following is the unaudited pro forma information assuming the consummation of each of the Mawson Transaction and WAHA Transaction occurred on October 1, 2021:

For the Six Months Ended
($ in thousands, except share and per share)	March 31, 2022
Net sales from continuing operations	$101,831
Income from continuing operations	$19,397
Income from continuing operations per common share - basic	$0.47
Weighted average common shares outstanding – basic	40,802,319
Income from continuing operations per common share - diluted	$0.47
Weighted average common shares outstanding – diluted	40,861,052

Pro forma results of operations for the Mawson Transaction for the six months ended March 31, 2023 were not presented since the Mawson Transaction occurred on October 8, 2022 and the results for the 8-day period would be immaterial. The WAHA Transaction was included during the entire six months ended March 31, 2023. The unaudited pro forma consolidated financial results have been prepared for illustrative purposes only and do not purport to be indicative of the results of operations that would have actually resulted had the acquisitions occurred on the first day of the earliest period presented, or of future results of the consolidated entities. The unaudited pro forma consolidated financial information does not reflect any operating efficiencies and cost savings that may be realized from the integration of the acquisition. All transactions that would be considered inter-company transactions for pro forma purposes have been eliminated.

4.
DISCONTINUED OPERATIONS

The Company determined to make available for sale the asset groups related to the energy segment due to its strategic shift to strictly focus on its bitcoin mining operations. As a result, the energy segment's results of operations have been reclassified as discontinued operations on a retrospective basis for all periods presented. Accordingly, the assets and liabilities of this segment are separately reported as “assets and liabilities held for sale” as of June 30, 2022 in the consolidated balance sheets. The Company has since sold the majority of its software and intellectual property assets related to the energy segment and is in the process of selling additional remaining inventory and assets. The results of operations of this segment, for all periods, are separately reported as “discontinued operations” in the consolidated statements of operations and comprehensive income (loss).

In February 2023, the Company entered into an agreement to sell the remaining battery and solar inventory pertaining to the discontinued operations of Solar Watt Solutions Inc. The sale price was $4,600 and consists of a receivable from the buyer that will be paid to the Company as inventory is utilized and sold by the buyer, but such receivable will be required to be paid in full within the earlier of the sellout of the purchased inventory or 18 months. However, the criteria has not been met to recognize a gain or loss on the disposal of inventory held for sale. The Company will recognize a gain or loss in future periods when the inventory has been disposed of under the sales agreement.

In November 2022, the Company sold certain software rights and assets that were classified as assets held for sale for a net sales price of $2,523 with a carrying amount of $813 resulting in a recognized gain of $1,710.

Provided below are the key areas of the financials that constitute the discontinued operations:

	March 31, 2023	September 30, 2022
ASSETS
Current assets
Accounts receivable, net	$980	$2,813
Inventory	4,400	4,400
Prepaid expense and other current assets	10	213
Total current assets held for sale	$5,390	$7,426

Property and equipment, net	11	11
Operating lease right of use asset	582	665
Intangible assets, net	—	869
Long-term assets held for sale	$593	$1,545

Total assets held for sale	$5,983	$8,971

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	$175	$919
Contract liabilities	—	117
Operating lease liability	169	163
Total current liabilities held for sale	344	1,199
Long-term liabilities
Operating lease liability, net of current portion	426	512
Total liabilities held for sale	$770	$1,711

	For the three months ended		For the six months ended
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
Revenues, net
Energy hardware, software and services revenue	$28	$4,439	$129	$8,557
Total revenues, net	28	4,439	129	8,557

Costs and expenses
Cost of revenues (exclusive of depreciation and amortization shown below)	40	3,531	88	6,605
Professional fees	104	(10)	104	63
Payroll expenses	34	1,735	308	3,291
General and administrative expenses	53	172	84	476
Impairment expense - other	100	—	100	—
Depreciation and amortization		1,211	—	1,481
Total costs and expenses	331	6,639	684	11,916

Loss from operations	$(303)	$(2,200)	$(555)	$(3,359)

Other income (expense)
Gain on disposal of assets	11	—	1,721	—
Interest expense	(2)	(3)	(3)	(2)
Total other income (expense)	9	(3)	1,718	(2)

(Loss) Income before income tax (expense) or benefit	(294)	(2,203)	1,163	(3,361)
Income tax benefit (expense)	—	—	—	—
Net (loss) income attributable to common shareholders	$(294)	$(2,203)	$1,163	$(3,361)

5.
INVESTMENTS

As of March 31, 2023 and September 30, 2022, the Company had total investments of $2,409 and $3,566, respectively, that comprised of the following:

International Land Alliance, Inc.

On November 5, 2019, the Company entered into a binding Memorandum of Understanding (the “MOU”) with International Land Alliance, Inc. (“ILAL”) to lay a foundational framework where the Company expects to deploy its energy solutions across the portfolio of ILAL, including its energy projects, and its customers.

In connection with the MOU, and to support the power and energy needs of ILAL's development and construction of certain projects, the Company entered into a Securities Purchase Agreement (the “SPA”), dated as of November 6, 2019, with ILAL.

Pursuant to the terms of the SPA with ILAL, the Company purchased 1,000 shares of Series B Preferred Stock of ILAL (the “ILAL Preferred Stock”) for an aggregate purchase price of $500, less certain expenses and fees. The Series B Preferred Stock accrue cumulative in-kind accruals at a rate of 12% per annum and were redeemable on August 6, 2020. The ILAL Preferred Stock can be converted into common stock at a variable rate (refer to the discussion on embedded derivative assets below). This variable conversion ratio will increase by 10% with the occurrence of certain events. Since the investments were not redeemed on August 6, 2020, they are now redeemable at the Company`s option in cash or into common stock, based on the conversion ratio. The ILAL Preferred Stock is recorded as an available-for-sale ("AFS") debt security and is reported at its estimated fair value as of March 31, 2023. Any change in the fair values of AFS debt securities are reported net of income tax as an element of Other Comprehensive income.

The Company accrued interest on our available-for-sale debt securities totaling $— as of March 31, 2023 and September 30, 2022, respectively, presented as prepaid expense and other current assets on the Consolidated Balance

Sheets. The fair value of investment in Debt Securities is $668 and $610 as of March 31, 2023 and September 30, 2022, respectively. The Company has included gain on change in fair value of preferred stock amounting to $58 for the six months ended March 31, 2023, and $46 for the six months ended March 31, 2022, as part of other comprehensive income in the Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company has deemed this variable conversion feature of the ILAL Preferred Stock as an embedded derivative instrument in accordance with ASC Topic No. 815. This topic requires the Company to account for the conversion feature on its balance sheet at fair value and account for changes in fair value as a derivative gain or loss. Unrealized gain or loss on fair valuation of this embedded feature is recognized as income in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Total fair value of investment in derivative assets as of March 31, 2023 and September 30, 2022, respectively was $1,741 and $2,956. The Company fair values the debt security as a straight debt instrument based on liquidation value and accrued interest to date. The fair value of the derivative asset is based on the difference in the fair value of the debt security determined as a straight debt instrument and the fair value of the debt security if converted as of the reporting date. The Company recorded an unrealized loss on derivative assets for $1,215 for the six months ended March 31, 2023, compared to an unrealized loss on derivative assets for $1,111 for the six months ended March 31, 2022.

The following table sets forth a reconciliation of carrying value of all investments as of March 31, 2023:

($ in thousands)	ILAL Debt Securities	ILAL Derivative Asset
Balance as of September 30, 2022	$610	$2,956
Unrealized loss on derivative asset	—	(1,215)
Unrealized gain on fair value recognized in Other comprehensive income	58	—
Balance as of March 31, 2023	$668	$1,741

6.
INTANGIBLE ASSETS

Intangible assets consist of the following as of March 31, 2023 and September 30, 2022:

	March 31, 2023			September 30, 2022
($ in thousands)	Intangible assets	Accumulated amortization	Net intangible assets	Intangible assets	Accumulated amortization	Net intangible assets
Software	$440	$(36)	$404	$210	$—	$210
Websites	23	(14)	9	23	(11)	12
Strategic Contract	9,800	(4,517)	5,283	9,800	(3,537)	6,263
Total	$10,263	$(4,567)	$5,696	$10,033	$(3,548)	$6,485

Amortization expense for the six months ended March 31, 2023 and 2022 was $1,019 and $981, respectively.

The Company expects to record amortization expense of intangible assets over the next 5 years and thereafter as follows:

Fiscal Year
($ in thousands)	March 31, 2023
Remainder of FY 2023	$1,027
2024	2,053
2025	2,050
2026	471
2027	78
Thereafter	17
Total	$5,696

7.
PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

($ in thousands)	March 31, 2023	September 30, 2022
Land	$2,978	$2,978
Land improvements	1,564	1,530
Building and improvements	50,853	32,332
Leasehold improvements	672	114
Miners	418,417	356,501
Mining equipment	18,672	17,587
Infrastructure	18,695	12,422
Machinery and equipment	1,525	1,269
Furniture and fixtures	364	331
Construction in progress	19,265	4,816
Total	$533,005	$429,880
Less: accumulated depreciation	(92,752)	(53,099)
Property and equipment, net	$440,253	$376,781

Depreciation expense for the six months ended March 31, 2023 and 2022 was $39,656 and $16,898, respectively. There were no disposals during the six months ended March 31, 2023. For the three months ended March 31, 2022, $3,979 of property and equipment was sold for a gain of $921. For the six months ended March 31, 2022, $4,390 of property and equipment was disposed of for a gain of $643, which included $411 of property and equipment that was written-off resulting in a loss of $278.

The Company placed-in service property and equipment of $88,675 during the six months ended March 31, 2023, which includes $31,192 in property and equipment acquired in the Mawson Transaction. This increase in fixed assets primarily consisted of miners and mining equipment of $63,002, which includes $12,914 acquired in the Mawson Transaction.

Construction in progress: The Company is expanding its facilities in the State of Georgia, including infrastructure, building, and land improvements to expand its mining operations.

As of March 31, 2023, the Company has outstanding deposits totaling $34,020 for mining equipment included in long-term assets on the consolidated balance sheets. The Company also has $3,500 in prepaid expense relating to payments made on the purchase of infrastructure assets. These prepayments will be applied to the purchase price when the vendor ships the miners and the infrastructure assets.

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

The Company has operating leases which are for land and office space and finance leases which are primarily related to equipment used at its data center. In connection with the Mawson Transaction (see Note 3), the Company assumed a land lease in Sandersville, GA, with the original term expiring in July 2023, but including eight separate three-year lease extension options. The operating lease liability recorded in connection with the acquisition assumes a full lease term of approximately 25 years with a discount rate of 6%. The assumed land lease includes approximately $75 in quarterly lease payments with a 4% increase in scheduled lease payments effective each successive lease option is exercised.

The Company's lease costs recognized during the six months ended March 31, 2023 and 2022 in the unaudited Consolidated Statements of Operations and Comprehensive Income (Loss) consist of the following:

	For the three months ended		For the six months ended
($ in thousands)	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
Operating lease cost (1)	$79	$28	$159	$56
Finance lease cost:
Depreciation expense of financed assets	$39	$95	$119	$190
Interest on lease obligations	$4	$10	$10	$21

(1) Included in general and administrative expenses

Other lease information is as follows:

	For the six months ended
($ in thousands)	March 31, 2023	March 31, 2022
Cash paid for amounts included in measurement of lease obligations:
Operating cash outflows from operating leases	$206	$66
Operating cash outflows from finance leases	$6	$21
Financing cash outflows from finance leases	$93	$206

	March 31, 2023	September 30, 2022
Weighted-average remaining lease term - operating leases	22.5 years	3.2 years
Weighted-average remaining lease term - finance leases	1.39 years	1.53 years
Weighted-average discount rate - operating leases	6.90%	4.50%
Weighted-average discount rate - finance leases	5.50%	5.50%

The following is a schedule of the Company's lease liabilities by contractual maturity as of March 31, 2023:

($ in thousands) Fiscal Year	Operating Leases	Finance Leases
Remainder of Fiscal 2023	$221	$120
2024	452	154
2025	456	22
2026	464	1
2027	376	—
Thereafter	7,294	—
Gross lease liabilities	9,263	297
Less: imputed interest	(3,622)	(10)
Present value of lease liabilities	$5,641	$287
Less: Current portion of lease liabilities	(119)	(216)
Total lease liabilities, net of current portion	$5,522	$71

9.
STOCKHOLDERS’ EQUITY

Overview

The Company’s authorized capital stock consists of 300,000,000 shares of common stock and 10,000,000 shares of preferred stock, par value $0.001 per share. In the 2023 Annual Meeting of Stockholders held in March 2023, the Company's stockholders approved an amendment to the Company's Articles of Incorporation to increase the number of shares of common stock authorized for issuance from 100,000,000 to 300,000,000. As of March 31, 2023, there were 96,950,555 shares of common stock issued and outstanding and 1,750,000 shares of preferred stock issued and outstanding. As of September 30, 2022, there were 55,661,337 shares of common stock issued and outstanding and 1,750,000 shares of preferred stock issued and outstanding.

On June 3, 2021, the Company entered into an At The Market Offering Agreement (the “Original ATM Agreement”) with H.C. Wainwright & Co., LLC (the “Agent”), to create an at-the-market equity program under which the Company may, from time to time, offer and sell shares of its common stock, having an aggregate gross offering price of up to $500,000 to or through the Agent.

On December 14, 2022, the Company entered into Amendment No. 1 to the At the Market Offering Agreement with the Agent (the “ATM Agreement Amendment” and, together with the Original ATM Agreement, the “ATM Agreement”). Under the ATM Agreement, the Company may, but has no obligation to, issue and sell up to the lesser number of shares (the “Shares”) of the Company’s common stock that does not exceed (a) $500,000 of shares of common stock, exclusive of any amounts previously sold under the Original ATM Agreement, (b) the number of authorized but unissued shares of common stock (less the number of shares of common stock issuable upon exercise, conversion or exchange of any outstanding securities of the Company or otherwise reserved from the Company’s authorized capital stock), or (c) if applicable, the maximum number or dollar amount of shares of common stock that can be sold without causing the Company or the offering of the Shares to fail to satisfy the eligibility and transaction requirements for use of Form S-3, including General Instruction I.B.6 of Registration Statement on Form S-3, from time to time through the Agent, or to them, as sales agent and/or principal, on the terms set forth therein.

Common stock issuances during the six months ended March 31, 2023:

The Company issued 37,061,234 shares of common stock under its ATM Agreement resulting in net proceeds of $99,506 during the six months ended March 31, 2023.

The Company issued 2,160,297 shares of common stock in relation to the settlement of restricted stock awards and withheld 539,961 shares of common stock for net settlement.

The Company issued 1,590,175 shares of common stock valued at $4,803 as consideration in connection with business acquisitions.

The Company issued 1,100,890 shares of common stock valued at $2,840 in settlement of the contingent purchase price in connection with the Mawson Transaction.

Common stock returned during the six months ended March 31, 2023

The Company had 83,417 shares of common stock returned in connection with the ATL acquisition due to nonsatisfaction of certain milestones.

Common stock issuances during the six months ended March 31, 2022:

The Company issued 99,230 shares of common stock in relation to the exercise of options.

The Company issued 8,404 shares of common stock valued at $150 for the settlement of contingent consideration related to a business acquisition.

The Company issued 4,017,652 shares of common stock under its ATM Agreement, resulting in net proceeds of $67,989.

The Company issued 1,874 shares of common stock valued at $30 as compensation for Director services.

Common stock returned during the six months ended March 31, 2022

The Company had 232,518 shares of common stock returned back to the Company as part of the settlement of contingent consideration and holdbacks related to business acquisition.

10.
STOCK WARRANTS

The following is a summary of stock warrant activity during the six months ended March 31, 2023.

	Number of Warrant Shares	Weighted Average Exercise Price ($)
Balance, September 30, 2022	202,220	$13.03
Warrants granted	—	—
Warrants expired	—	—
Warrants canceled	—	—
Warrants exercised	—	—
Balance, March 31, 2023	202,220	$13.03

As of March 31, 2023, there were warrants exercisable to purchase 202,220 shares of common stock in the Company and there were no warrants that were unvested. These warrants have a weighted average exercise price of $13.03. During the six months ended March 31, 2023, there were no exercise of warrants.

As of September 30, 2022, the outstanding warrants have a weighted average remaining term of 2.68 years and an intrinsic value of $0.

11.
STOCK-BASED COMPENSATION

The Company sponsors a stock-based incentive compensation plan known as the 2017 Incentive Plan (the “Plan”), which was established by the Board of Directors of the Company on June 19, 2017. As of September 2022, an aggregate of 3,500,000 shares of common stock were authorized for issuance under the Plan.

In March 2023, the stockholders approved an amendment to the Plan, as amended to date, to (i) increase the number of shares authorized for issuance thereunder from 3,500,000 shares of common stock to 11,512,000 shares and (ii) add an evergreen provision to, on April 1st and October 1st of each year, automatically increase the maximum number of shares of common stock available under the Plan to fifteen percent (15% ) of the Company's outstanding shares of common stock, in each case as of the last day of the immediately preceding month. On March 31, 2023, there were 96,950,555 outstanding shares of common stock, and accordingly on April 1, 2023, the shares available under the Plan increased to 14,542,583.

As of March 31, 2023, there were 1,815,187 shares available for issuance under the Plan. Effective April 1, 2023 after giving effect to the evergreen provision and the effectiveness of grants of equity awards that were conditioned on stockholder approval of the amendment to the Plan, there were 4,845,770 shares available for issuance under the Plan.

STOCK OPTIONS

The following is a summary of stock option activity during the six months ended March 31, 2023:

	Number of Option Shares	Weighted Average Exercise Price ($)
Balance, September 30, 2022	1,418,938	19.11
Options granted	50,000	3.27
Options expired	(44,600)	6.05
Options canceled/forfeited	(134,656)	12.73
Options exercised	—	—
Balance, March 31, 2023	1,289,682	$19.61

As of March 31, 2023, there were options exercisable to purchase 813,553 shares of common stock in the Company and 476,129 unvested options outstanding that cannot be exercised until vesting conditions are met. As of March 31, 2023, the outstanding options have a weighted average remaining term of 3.67 years and an intrinsic value of $2.

For the six months ended March 31, 2023, the Company also granted 50,000 options to purchase shares of common stock to employees with a total fair value of $158.

The Black-Scholes model utilized the following inputs to value the options granted during the six months ended March 31, 2023:

Fair value assumptions Options:	March 31, 2023
Risk free interest rate	2.65% - 4.23%
Expected term (years)	5.50 - 5.77
Expected volatility	180.09% - 194.90%
Expected dividends	0%

The Company recognized stock based compensation expense relating to stock options of $1,487 and $2,503 for the three months ended March 31, 2023 and 2022 and $3,145 and $4,915 for the six months ended March 31, 2023 and 2022. As of March 31, 2023, the Company expects to recognize $9,504 of stock-based compensation for the non-vested outstanding options over a weighted-average period of approximately one-year.

RESTRICTED STOCK UNITS

The following table summarizes the performance-based restricted stock units at the maximum award amounts based upon the respective performance share agreements. Actual shares that will vest depend on the attainment of the performance-based criteria.

	Number of Shares	Weighted Average Fair Value Per Share	Aggregate Intrinsic Value
Outstanding at September 30, 2022	5,448,548	$4.93	$17,326
Granted	390,552	2.55
Vested	(1,539,776)	4.59
Forfeited	(4,048)	29.34
Outstanding at March 31, 2023	4,295,276	$4.81	$11,941

During the six months ended March 31, 2023, the Company granted 390,552 RSUs, of which 360,552 are service period based and 30,000 were based on performance conditions. Included in these grants were 355,552 RSUs granted to members of the Board of Directors, which were granted for fiscal 2023 and were effectively granted upon shareholder approval of an increase in the number of shares available under the Company’s equity incentive plan in March 2023. The RSU awards to the Board of Directors vest quarterly over fiscal year 2023 and have a combined grant date fair value of $800.

The Company recognized stock based compensation expense relating to restricted stock units of $4,256 and $4,051 for the three months ended March 31, 2023 and 2022 and $8,476 and $7,388 for the six months ended March 31, 2023 and 2022. As of March 31, 2023, the Company had $18,466 in unrecognized compensation costs related to RSU awards that it expects to recognize over a weighted average period of 1.3 years.

12.
COMMITMENTS AND CONTINGENCIES

Purchase of bitcoin mining related equipment

The Company had no open purchase commitments for miners or mining equipment as of March 31, 2023. See Note 15-Subsequent Events for information on an additional purchase transaction with Bitmain Technologies Delaware

Limited signed in April 2023 for the purchase of 45,000 XP mining machines for a purchase price up to $144,900 (based on coupons).

Future hosting agreements

On March 29, 2022, the Company entered into a hosting agreement with Lancium LLC (“Lancium”). Pursuant to the agreement, Lancium has agreed to host, power and provide maintenance and other related services to the Company's mining equipment to be placed at Lancium facilities. Further, Lancium committed to provide 200 megawatts in support of the Company's mining equipment. In addition, for a period of two and a half years following the operations commencement date, the Company will have an option to increase the power capacity supplied to the equipment up to 500 MW or 40% of the aggregate capacity of all facilities owned and operated by Lancium, whichever is lesser. As of the date of this filing, the Company has not deployed any miners pursuant to the co-location mining services at Lancium’s facility in Texas. Lancium has informed the Company that it is experiencing significant delays due to the tightening of capital in the current market climate. The Company does not have any expected timeline on the readiness of these facilities for the foreseeable future. If Lancium’s situation improves in a timeline acceptable to the Company, it would anticipate utilizing Lancium as intended but there can be no assurance that Lancium's situation or market conditions will improve.

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

Contractual future payments

The following table sets forth certain information concerning our obligations to make contractual future payments towards our agreements as of March 31, 2023:

($ in thousands)	Remainder of Fiscal Year 2023	Fiscal 2024	Fiscal 2025	Fiscal 2026	Fiscal 2027	Thereafter	Total
Recorded contractual obligations:
Operating lease obligations	$221	$452	$456	$464	$376	$7,294	$9,263
Finance lease obligations	120	154	22	1	—	—	297
Loans	5,079	8,101	5,882	374	205	50	19,691
Construction in progress	13,268	—	—	—	—	—	13,268
Total	$18,688	$8,707	$6,360	$839	$581	$7,344	$42,519

Contingent consideration

Mawson Property Acquisition

In connection with the Mawson Transaction (as discussed in Note 3), the Company agreed to additional consideration for the seller based upon certain post-closing criteria being met. Specifically, this amounted to 1,100,890 earn-out shares of Company stock with a value on the date of acquisition of $3,325. Additionally, the Company and seller agreed to up to $2,000 of seller financing if certain additional power can be delivered to the site. The Company believes both contingent agreements are probable and has recorded the total commitment as a current liability as of December 31, 2022. On January 13, 2023, the Company issued the 1,100,890 shares to the seller in full satisfaction of the first contingency at a value of $2,840, determined based on the stock price at the date of issuance.

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

Bishins v. CleanSpark, Inc. et al.

On January 20, 2021, Scott Bishins (“Bishins”), individually, and on behalf of all others similarly situated (together, the “Class”), filed a class action complaint (the “Class Complaint”) in the United States District Court for the Southern District of New York against the Company, its Chief Executive Officer, Zachary Bradford (“Bradford”), and its Chief Financial Officer at the time, Lori Love (“Love”) (such action, the “Class Action”). The Class Complaint alleged that, between December 31, 2020 and January 14, 2021, the Company, Bradford, and Love “failed to disclose to investors: (1) that the Company had overstated its customer and contract figures; (2) that several of the Company’s recent acquisitions involved undisclosed related party transactions; and (3) that, as a result of the foregoing, Defendants’ positive statements about the Company’s business, operations, and prospects were materially misleading and/or lacked a reasonable basis.” The Class Complaint sought: (a) certification of the Class, (b) an award of compensatory damages to the Class, and (c) an award of reasonable costs and expenses incurred by the Class in the litigation.

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

The Company filed its Motion to Dismiss on April 28, 2022. The Motion to Dismiss sought dismissal of all claims asserted in the Amended Class Complaint with prejudice and without leave to amend on the grounds that Plaintiffs failed to state a claim upon which relief can be granted under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 promulgated thereunder. Plaintiffs filed their opposition on June 27, 2022. Defendants’ reply in further support of their Motion to Dismiss was filed on August 11, 2022. The Motion to Dismiss was denied on January 5, 2023. On February 15, 2023, the Company filed its answer responding to Plaintiffs’ claims and asserting affirmative defenses. The case is moving forward in discovery.

Although the ultimate outcome of the Class Action cannot be determined with certainty, the Company believes that the claims raised in the Amended Class Complaint and the Class Complaint are without merit. The Company intends to both defend itself vigorously against these claims and to vigorously prosecute any counterclaims.

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

Ciceri, derivatively on behalf of CleanSpark, Inc., v. Bradford, Love, Schultz, Beynon, McNeill, and Wood (consolidated with Perna, derivatively on behalf of CleanSpark, Inc., v. Bradford, Love, Schultz, Beynon, McNeill, and Wood)

On May 26, 2021, Andrea Ciceri (“Ciceri”), derivatively on behalf of CleanSpark, Inc., filed a verified shareholder derivative action (the “Ciceri Derivative Action”) in the United States District Court in the District of Nevada against Chief Executive Officer, Zachary Bradford (“Bradford”), Chief Financial Officer at the time, Lori Love (“Love”) and Directors Matthew Schultz, Roger Beynon, Larry McNeill and Tom Wood (Bradford, Love and Directors collectively referred to as “Ciceri Derivative Defendants.”) On June 22, 2021, Mark Perna (“Perna”) (Ciceri, Perna, and Ciceri Derivative Defendants collectively referred to as the “Parties”) filed a verified shareholder derivative action (the “Perna Derivative Action”) in the same Court against the same Ciceri Derivative Defendants, making substantially similar allegations. On June 29, 2021, the Court consolidated the Ciceri Derivative Action with the Perna Derivative Action in accordance with a stipulation among the parties (the consolidated case referred to as the “Consolidated Derivative Action”). The Consolidated Derivative Action alleges that Ciceri Derivative Defendants: (1) made materially false and misleading public statements about the Company’s business and prospects; (2) did not maintain adequate internal controls; and (3) did not disclose several related party transactions benefitting insiders, questionable uses of corporate assets, and excessive compensation. The claims asserted against all Ciceri Derivative Defendants include breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. On or about November 2, 2021, plaintiffs in the Consolidated Derivative Action withdrew their claim for contribution under Sections 10(b) and 21D of the Securities and Exchange Act, which had been asserted against only Bradford and Love. The Consolidated Derivative Action seeks declaratory relief, monetary damages, and imposition of adequate corporate governance and internal controls. Plaintiffs were given the opportunity to submit an Amended Complaint by November 25, 2021, but elected not to. In January 2022, the Parties agreed to stay the entirety of the case pending the outcome of the Motion to Dismiss in the Class Action. On January 5, 2023, the Class Action Motion to Dismiss was denied, thereby terminating the stay in this matter. On April 20, 2023, the Ciceri Derivative Defendants filed a Motion to Dismiss the Consolidated Derivative Action. Plaintiffs’ opposition is due on May 22, 2023 and Defendants’ reply in further support of their Motion to Dismiss is due on June 7, 2023.

Although the ultimate outcome of the Consolidated Derivative Action cannot be determined with certainty, the Company believes that the claims raised in that case are without merit. The Company intends to both defend itself vigorously against these claims and to vigorously prosecute any counterclaims.

Notwithstanding the Consolidated Derivative Action’s lack of merit, however, it may distract the Company and cost the Company’s management time, effort and expense to defend against the claims. Notwithstanding the Company’s belief that the Company and its management have complied with all of their obligations under applicable securities regulations, no assurance can be given as to the outcome of the Consolidated Derivative Action, and in the event the Company does not prevail in such action, the Company, its business, financial condition and results of operations could be materially and adversely affected.

Smith, derivatively on behalf of CleanSpark, Inc., v. Bradford, Love, Schultz, Beynon, McNeill, and Wood

On February 21, 2023, Brandon Smith (“Smith”), derivatively on behalf of CleanSpark, Inc., filed a verified shareholder derivative action (the “Smith Derivative Action”) in the Eighth Judicial District Court of the State of Nevada in and for Clark County against Chief Executive Officer Zachary Bradford (“Bradford”), former Chief Financial Officer, Lori Love (“Love”), and Directors Matthew Schultz, Roger Beynon, Larry McNeill, and Thomas Wood (Bradford, Love, and Directors collectively referred to as “Smith Derivative Defendants”). The Smith

Derivative Action alleges that the Smith Derivative Defendants: (1) made materially false and misleading public statements about the Company’s business and prospects; (2) were misleading in their various public announcements related to the timeline for expanding ATL’s mining capacity; (3) failed to disclose other material conditions purportedly related to the Company’s acquisition of ATL, including that an ATL predecessor had filed for bankruptcy about six months prior to the acquisition, that another bitcoin miner had declined to acquire ATL, and that a related party had performed an audit of ATL for the Company; (4) did not maintain adequate internal controls; and (5) did not disclose several related party transactions benefitting insiders and excessive compensation. The claims asserted against all Smith Derivative Defendants include breach of fiduciary duties and unjust enrichment. The Smith Derivative Action seeks monetary damages, restitution, litigation costs, and imposition of adequate corporate governance and internal controls.

On March 23, 2023, the Smith Derivative Defendants removed the action to the United States District Court for the District of Nevada. On March 24, 2023, the Smith Derivative Defendants filed a Motion to Consolidate the Smith Derivative Action with the Consolidated Derivative Action. On April 6, 2023, Plaintiff filed a Motion to Remand the Smith Derivative Action to Nevada state court. On April 17, 2023, Plaintiff opposed the Smith Derivative Defendants’ Motion to Consolidate. On April 20, 2023, the Smith Derivative Defendants opposed Plaintiff’s Motion to Remand. On April 24, 2023, the Smith Derivative Defendants filed their reply in further support of their Motion to Consolidate. On April 27, 2023, Plaintiff filed his reply in further support of his Motion to Remand.

Although the ultimate outcome of the Smith Derivative Action cannot be determined with certainty, the Company believes that the claims raised in that case are without merit. The Company intends to both defend itself vigorously against these claims and to vigorously prosecute any counterclaims.

Notwithstanding the Smith Derivative Action’s lack of merit, however, it may distract the Company and cost the Company’s management time, effort and expense to defend against the claims. Notwithstanding the Company’s belief that the Company and its management have complied with all of their obligations under applicable securities regulations, no assurance can be given as to the outcome of the Smith Derivative Action, and in the event the Company does not prevail in such action, the Company, its business, financial condition and results of operations could be materially and adversely affected.

Iraci, derivatively on behalf of CleanSpark, Inc., v. Bradford, Love, Schultz, Beynon, McNeill, and Wood

On February 24, 2023, Plaintiff Nicholas Iraci (“Iraci”), derivatively on behalf of CleanSpark, Inc., filed a verified shareholder derivative action (the “Iraci Derivative Action”) in the Eighth Judicial District Court of the State of Nevada in and for Clark County against Chief Executive Officer Zachary Bradford (“Bradford”), former Chief Financial Officer, Lori Love (“Love”), and Directors Matthew Schultz, Roger Beynon, Larry McNeill, and Thomas Wood (Bradford, Love, and Directors collectively referred to as “Iraci Derivative Defendants”). The Iraci Derivative Action alleges that the Iraci Derivative Defendants: (1) made materially false and misleading public statements about the Company’s business and prospects; (2) were misleading in their various public announcements related to the timeline for expanding ATL’s mining capacity; (3) failed to disclose other material conditions purportedly related to the Company’s acquisition of ATL, including that an ATL predecessor had filed for bankruptcy about six months prior to the acquisition, that another bitcoin miner had declined to acquire ATL, and that a related party had performed an audit of ATL for the Company; (4) did not maintain adequate internal controls; and (5) did not disclose several related party transactions benefitting insiders, questionable uses of corporate assets, and excessive compensation. The claims asserted against all Iraci Derivative Defendants include breach of fiduciary duties, aiding and abetting breach of fiduciary duties, and unjust enrichment. The Iraci Derivative Action seeks monetary damages, restitution, litigation costs, and imposition of adequate corporate governance and internal controls.

On February 28, 2023, Defendants removed the Iraci Derivative Action to the United States District Court for the District of Nevada. On March 24, 2023, the Iraci Derivative Defendants filed a Motion to Consolidate the Iraci Derivative Action with the Consolidated Derivative Action. On March 30, 2023, Plaintiff filed a Motion to Remand the Iraci Derivative Action to Nevada state court. On April 13, 2023, the Iraci Derivative Defendants filed their opposition to Plaintiff’s Motion to Remand. On April 17, 2023, Plaintiff filed his opposition to the Iraci Derivative Defendants’ Motion to Consolidate. On April 20, 2023, Plaintiff filed his reply in further support of his Motion to Remand. On April 24, 2020, the Iraci Derivative Defendants filed their reply in further support of their Motion to Consolidate, and the Iraci Derivative Defendants filed their Motion to Dismiss the Iraci Derivative Action. Plaintiff’s opposition to Defendants’ Motion to Dismiss is due May 24, 2023 and the Iraci Derivative Defendants’ reply in further support of their Motion to Dismiss is due June 14, 2023.

Although the ultimate outcome of the Iraci Derivative Action cannot be determined with certainty, the Company believes that the claims raised in that case are without merit. The Company intends to both defend itself vigorously against these claims and to vigorously prosecute any counterclaims.

Notwithstanding the Iraci Derivative Action’s lack of merit, however, it may distract the Company and cost the Company’s management time, effort and expense to defend against the claims. Notwithstanding the Company’s belief that the Company and its management have complied with all of their obligations under applicable securities regulations, no assurance can be given as to the outcome of the Iraci Derivative Action, and in the event the Company does not prevail in such action, the Company, its business, financial condition and results of operations could be materially and adversely affected.

Atanasoff, derivatively on behalf of CleanSpark, Inc., v. Bradford, Schultz, Beynon, McNeill, and Wood

On March 1, 2023, Plaintiff Eric Atanasoff (“Atanasoff”), derivatively on behalf of CleanSpark, Inc., filed a verified shareholder derivative action (the “Atanasoff Derivative Action”) in the Eighth Judicial District Court of the State of Nevada in and for Clark County against Chief Executive Officer Zachary Bradford (“Bradford”) and Directors Matthew Schultz, Roger Beynon, Larry McNeill, and Thomas Wood (Bradford and Directors collectively referred to as “Atanasoff Derivative Defendants”). The Atanasoff Derivative Action alleges that the Atanasoff Derivative Defendants: (1) made materially false and misleading public statements about the Company’s business and prospects; (2) were misleading in their various public announcements related to the timeline for expanding ATL’s mining capacity; (3) failed to disclose other material conditions purportedly related to the Company’s acquisition of ATL, including that an ATL predecessor had filed for bankruptcy about six months prior to the acquisition, that another bitcoin miner had declined to acquire ATL, and that a related party had performed an audit of ATL for the Company; and (4) did not maintain adequate internal controls. The claims asserted against all Atanasoff Derivative Defendants include breach of fiduciary duties and unjust enrichment. The Atanasoff Derivative Action seeks monetary damages, restitution, litigation costs, and imposition of adequate corporate governance and internal controls.

On March 7, 2023, the Atanasoff Derivative Defendants removed the Atanasoff Derivative Action to the United States District Court for the District of Nevada. On March 24, 2023, Defendants filed a Motion to Consolidate the Atanasoff Derivative Action with the Consolidated Derivative Action. On April 4, 2023, Plaintiff filed a Motion to Remand the Atanasoff Derivative Action to Nevada state court. On April 7, 2023, Plaintiff opposed the Atanasoff Derivative Defendants’ Motion to Consolidate. On April 18, 2023, the Atanasoff Derivative Defendants opposed Plaintiff’s Motion to Remand. On April 24, 2023, the Atanasoff Derivative Defendants filed their reply in further support of their Motion to Consolidate. On April 25, 2024, Plaintiff filed his reply in further support of his Motion to Remand. The Atanasoff Derivative Defendants filed a Motion to Dismiss on May 5, 2023. Plaintiff’s opposition to Defendants’ Motion to Dismiss is due June 5, 2023, and Defendants’ reply in further support is due June 26, 2023.

Although the ultimate outcome of the Atanasoff Derivative Action cannot be determined with certainty, the Company believes that the claims raised in that case are without merit. The Company intends to both defend itself vigorously against these claims and to vigorously prosecute any counterclaims.

Notwithstanding the Atanasoff Derivative Action’s lack of merit, however, it may distract the Company and cost the Company’s management time, effort and expense to defend against the claims. Notwithstanding the Company’s belief that the Company and its management have complied with all of their obligations under applicable securities regulations, no assurance can be given as to the outcome of the Atanasoff Derivative Action, and in the event the Company does not prevail in such action, the Company, its business, financial condition and results of operations could be materially and adversely affected.

France, derivatively on behalf of CleanSpark, Inc., v. Bradford, Love, Tadayon, Schultz, Beynon, McNeill, and Wood

On March 8, 2023, Plaintiff Travis France (“France”), derivatively on behalf of CleanSpark, Inc., filed a verified shareholder derivative action (the “France Derivative Action”) in the Eighth Judicial District Court of the State of Nevada in and for Clark County against Chief Executive Officer Zachary Bradford (“Bradford”), former Chief Financial Officer, Lori Love (“Love”), former Chief Revenue Officer, Amer Tadayon, and Directors Matthew Schultz, Roger Beynon, Larry McNeill, and Thomas Wood (Bradford, Love, Tadayon, and Directors collectively referred to as “France Derivative Defendants”). The France Derivative Action alleges that the France Derivative Defendants: (1) made materially false and misleading public statements about the Company’s business and prospects; (2) were misleading in their various public announcements related to the timeline for expanding ATL’s mining capacity; (3) failed to disclose other material conditions purportedly related to the Company’s acquisition of ATL, including that an ATL predecessor had filed for bankruptcy about six months prior to the acquisition, that another bitcoin miner had declined to acquire ATL, and that a related party had performed an audit of ATL for the Company; (4) did not maintain adequate internal controls; and (5) did not disclose several related party transactions benefitting insiders, questionable uses of corporate assets, and excessive compensation. The claims asserted against all France Derivative Defendants include breach of fiduciary duties, unjust enrichment, and corporate waste. The France Derivative Action seeks declaratory relief, monetary damages, restitution, litigation costs, and imposition of adequate corporate governance and internal controls.

On March 23, 2023, the France Derivative Defendants removed the France Derivative Action to the United States District Court for the District of Nevada. On March 24, 2023, the France Derivative Defendants filed a Motion to Consolidate the France Derivative Action with the Consolidated Derivative Action. On March 31, 2023, Plaintiff filed a Motion to Remand the France Derivative Action to Nevada state court. On April 7, 2023, Plaintiff filed a response opposing the France Derivative Defendants’ Motion to Consolidate. On April 11, 2023, the France Derivative Defendants filed Motions to Dismiss the France Derivative Action. On April 14, 2023, the France Derivative Defendants opposed Plaintiff’s Motion to Remand. On April 21, 2023, Plaintiff filed a reply in further support of his Motion to Remand. On April 24, 2023, the France Derivative Defendants filed a reply in further support of their Motion to Consolidate. The Court granted Plaintiff’s Motion to Remand on May 4, 2023 and the case will now proceed in Nevada state court. Unless the Nevada court revises deadlines, Plaintiff’s opposition to the France Derivative Defendants’ Motion to Dismiss is due May 11, 2023 and the France Derivative Defendants’ reply in further support of their Motion to Dismiss is due June 1, 2023.

Although the ultimate outcome of the France Derivative Action cannot be determined with certainty, the Company believes that the claims raised in that case are without merit. The Company intends to both defend itself vigorously against these claims and to vigorously prosecute any counterclaims.

Notwithstanding the France Derivative Action’s lack of merit, however, it may distract the Company and cost the Company’s management time, effort and expense to defend against the claims. Notwithstanding the Company’s belief that the Company and its management have complied with all of their obligations under applicable securities regulations, no assurance can be given as to the outcome of the Derivative Action, and in the event the Company does not prevail in such action, the Company, its business, financial condition and results of operations could be materially and adversely affected.

Solar Watt Solutions, Inc., v. Pathion, Inc.

On January 6, 2022, Solar Watt Solutions, Inc., (“SWS”) filed suit in the Superior Court of the State of California in the County of Santa Clara against Pathion, Inc. (“Pathion”) for breach of contract, conversion, unjust enrichment and negligent misrepresentation. Prior to its acquisition by the Company, SWS paid Pathion $419 for solar batteries and related equipment for delivery in August 2019, later amended to November 2019. Pathion never delivered any of the items purchased by SWS. Pathion’s breach resulted in SWS being unable to complete a separate contract and cost the end-user client over $15 per month in electricity costs. SWS is seeking an award of compensatory damages totaling over $500. Pathion filed an answer on or around February 16, 2022, generally denying the claims asserted by SWS. SWS served discovery on Pathion in May 2022; Pathion did not serve responses. Accordingly, SWS filed a Motion for Order Establishing Admissions and for Sanctions on July 25, 2022 and was awarded $2 in sanctions. The parties are currently engaged in the discovery process.

Darfon America Corp. vs. CleanSpark, Inc.

On August 18, 2022, Darfon America Corp filed a breach of contract suit in connection with a purchase contract for batteries. Plaintiff contends that the Company ordered batteries and did not pay for them. Plaintiff was seeking $5,400 in damages and additional costs and fees. The Company contends, among other things, that the batteries did not meet the necessary specifications.

On January 27, 2023, the Superior Court of the State of California in the County of San Diego orally granted Plaintiff’s Motion for a pre-judgment Writ of Attachment. While no written order has been received as of the date of this filing, this Writ of Attachment will likely provide Plaintiff with right to seek a lien on any Company assets located in California. The Company had recorded a legal reserve of $1,100 in December 2022 in connection with this matter, which had represented the Plaintiff’s unmitigated damages less what the Company has already paid. In April 2023, the Company settled the suit with Darfon for a total amount of $3,800. The Company recorded the additional settlement expense of $2,700 in March 2023, which is included in professional fees on the consolidated statement of operations and comprehensive income (loss).

13.
MAJOR CUSTOMERS AND VENDORS

The Company has one mining pool operator (Foundry Digital) that represented over 99% of revenue for all periods ended for the three and six months ended March 31, 2023 and 2022.

For the six months ended March 31, 2023 and 2022, the Company had the following significant suppliers of mining equipment.

	Six Months Ended
	March 31, 2023	March 31, 2022
Cyptech Solutions	71.79%	71.70%
Sunnyside Digital Inc.	27.06%	—
Bitmain Technologies Ltd.	—	24.03%

14.
LOANS

As of March 31, 2023, the Company had a gross balance outstanding of $17,783, netted against discount on the loans payable of $164. Total principal payments on loans during the six months ended March 31, 2023 was $10,433.

The following is a schedule of the Company's future loan payments and loan balance, net of debt discount, as of March 31, 2023:

($ in thousands)	Maturity Date	Rate	Debt Balance, Net
Master Equipment Financing Arrangement	Apr-25	13.80%	$14,493
SPRE Commercial Group, Inc.	Aug-23	12.00%	844
Marquee Funding Partners	Jul-26 - Feb-27	13.00%	1,933
Auto & Equipment Loans	Oct-26 - Oct-28	0.99-9.20%	349
Total Loans Outstanding			$17,619
Less: current portion of long-term loans			(7,248)
Long-term loans, excluding current portion			$10,371

($ in thousands)	5-Year Loan Maturities
Outstanding Loan	FY 2023	FY 2024	FY 2025	FY 2026	FY 2027	Thereafter	Total
Master Equipment Financing Arrangement	$2,928	$6,508	$5,221	$—	$—	$—	$14,657
SPRE Commercial Group, Inc.	844	—	—	—	—	—	844
Marquee Funding Partners	208	458	521	593	153	—	1,933
Auto & Equipment Loans	29	67	70	74	59	50	349
Total principal amount of loan payments by fiscal year	$4,009	$7,033	$5,812	$667	$212	$50	$17,783
Unamortized deferred financing costs and discounts on Master Equipment Financing Arrangement							(164)
Total loan book value as of December 31, 2022							$17,619

Master Equipment Financing Agreement

On April 22, 2022, the Company entered into a Master Equipment Financing Agreement with Trinity Capital Inc. (the "Lender"). The Master Equipment Financing Agreement provided for up to $35 million of borrowings to finance the Company’s acquisition of blockchain computing equipment. The Company received a loan of $20 million at closing, with the remaining $15 million fundable upon the Company's request, if requested no later than December 31, 2022, subject to certain customary conditions. The Company did not request the funding and agreed with the Lender that the related 1% loan commitment fee for the unused portion would be refunded to the Company, which was received in December 2022. The borrowings under the Master Equipment Financing Agreement are collateralized by 3,336 S19j Pro miners, which are located at our Godby, GA and Norcross, GA sites.

SPRE Commercial Group, Inc.

In connection with the WAHA Transaction, the Company entered into a financing arrangement with the seller. The loan has a term of 12 months with monthly payments of $174 and a stated interest rate of 12%.

Marquee Funding Partners

In connection with the WAHA Transaction, certain assets were encumbered with mortgages which the Company assumed. The mortgages assumed have a current unpaid principal balance of $2,031 and remaining payment terms ranging from 47-54 months and annual interest of 13%.

Auto Loans

The Company has entered into various financing arrangements to purchase vehicles and non-miner equipment with combined principal amount of $364. The loans vary in terms from 48-72 months with annual interest rates ranging from 0.99% - 9.20%. The loans are secured with the purchased vehicles and equipment. During the six months ended March 31, 2023, the Company entered into two separate agreements for the purchase of equipment with a combined principal of $164, with terms ranging from 48-60 months and interest rates ranging from 0.99%-2.90%.

15.
SUBSEQUENT EVENTS

On April 6, 2023, the Company purchased 45,000 XP mining machines for a purchase price of $144,900, subject to a price reduction after the use of coupons. The mining machines are scheduled for deliveries in August and September 2023. The purchase was made pursuant to the terms of a Future Sales and Purchase Agreement entered into by and between the Company and Bitmain Technologies Delaware Limited on April 6, 2023. The Company plans to use the mining machines to expand its bitcoin mining activities through its wholly owned subsidiaries. The Company anticipates funding the purchase price through a combination of cash from operations and proceeds from debt or equity offerings.

On April 7, 2023, CleanSpark HQ, LLC (“HQLLC”), a single member limited liability company and subsidiary wholly owned by the Company, purchased certain real property located at 10424 South Eastern Ave., Suite 200, Henderson, Nevada (the "Eastern Property") for $4,100. The property consists of approximately 15,000 square feet of office space. The Company intends to utilize this office space as its new corporate headquarters. On May 10, 2023, HQLLC executed a refinancing transaction whereby it borrowed $2,000 against the equity of the Eastern Property. The loan agreement has a 2 year term, 10% interest rate and monthly interest only payments until maturity.

From April 1, 2023, through the date of filing, the Company issued 15,598,191 shares under its ATM Agreement resulting in net proceeds of $57,482. The proceeds were utilized to fund capital expenditures associated with the expansion of mining facilities and the purchase of miners.

On May 1, 2023, the Company entered into a Purchase and Sale agreement with the Development Authority of Washington County to purchase certain leased land and additional parcels in Sandersville, GA for a purchase price of $1,300. The leased land was subject to an operating lease and such rights were acquired by the Company under the Mawson Transaction and includes 16.35 acres. The Purchase and Lease agreement is subject to several conditions prior to closing and the current lease has been amended to include an additional 10 acres until the transaction is closed and ownership transfers to the company, at which time the lease will terminate. The Company expects to close the purchase on or before July 1, 2023.

Effective May 2, 2023, the Company's mining pool operator began charging fees for its services, at a rate of 0.19% of bitcoin earned each day. Once the Company reaches 10 EH/s of computing power on average for a quarter, the fee will decrease to 0.15% of total bitcoin earned each day. The Company will record such fees as a net reduction of bitcoin mining revenues in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

($ presented in 000's, except for bitcoin price)

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

Company Overview

CleanSpark, Inc. is a leading bitcoin mining company incorporated in Nevada, whose common stock is listed on the Nasdaq Capital Market. The Company, through itself and its wholly owned subsidiaries, has operated in the bitcoin mining sector since December 2020. The only cryptocurrency we mine is bitcoin. From March 2014 to June 30, 2022, we provided advanced energy technology solutions to commercial and residential customers to solve modern energy challenges in the alternative energy sector. As of June 30, 2022, we deemed our energy operations to be discontinued operations due to our strategic decision to strictly focus on our bitcoin mining operations and divest of our energy assets.

We are currently working on developing a long-term sustainability and clean energy plan with respect to our bitcoin mining operations. We are using clean and renewable energy resources that we currently have reasonable access to in our bitcoin mining locations in order to further support our sustainability efforts.

Lines of Business

Bitcoin Mining

Through CleanSpark, Inc. and our wholly owned subsidiaries ATL Data Centers LLC (“ATL”), CleanBlok, Inc. (“CleanBlok”), CleanSpark DW, LLC, and CleanSpark GLP, LLC, we mine bitcoin. We entered the bitcoin mining industry through our acquisition of ATL in December 2020 in College Park, GA, acquired a second data center in Norcross, GA in August 2021, a third data center and mining equipment in Washington, GA in August 2022, a fourth data center and mining equipment in Sandersville, GA in October 2022, and have had a co-location agreement with New York-based Coinmint in place since July 2021. Bitcoin mining has now become our principal revenue generating business activity. We currently intend to continue to acquire additional facilities, equipment and infrastructure capacity to continue to expand our bitcoin mining operations. We have no intention to mine or produce any other cryptocurrencies at this time (although we held a de minimis amount of USD Coin ("USDC") as of March 31, 2023).

Bitcoin was introduced in 2008 with the goal of serving as a digital means of exchanging and storing value. Bitcoin is a form of digital currency that depends upon a consensus-based network and a public ledger called a “blockchain”, which contains a record of every bitcoin transaction ever processed. The bitcoin network is the first decentralized peer-to-peer payment network, powered by users participating in the consensus protocol, with no central authority or middlemen, that has wide network participation. The authenticity of each bitcoin transaction is protected through digital signatures that correspond with addresses of users that send and receive bitcoin. Users have full control over remitting bitcoin from their own sending addresses. All transactions on the bitcoin blockchain are transparent, allowing those running the appropriate software to confirm the validity of each transaction. To be recorded on the blockchain, each bitcoin transaction is validated through a proof-of-work consensus method, which entails solving complex mathematical problems to validate transactions and post them on the blockchain. This process is called mining. Miners are rewarded with bitcoins, both in the form of newly created bitcoins and fees in bitcoin, for successfully solving the mathematical problems and providing computing power to the network.

Factors such as access to computer processing capacity, interconnectivity, electricity cost, environmental factors (such as cooling capacity) and location play important roles in mining. As of March 31, 2023, our operating mining units were capable of producing over 6.7 exahash per second (“EH/s”) of computing power. In bitcoin mining, “hashrate” is a measure of the computing and processing power and speed by which a mining computer mines and processes transactions on the bitcoin network. We expect to continue increasing our computing power through 2023 and beyond as we expand our infrastructure at our owned sites in the State of Georgia, seek strategic acquisition targets, and through strategic co-location agreements. A company’s computing power measured in hashrate is generally considered to be one of the most important metrics for evaluating bitcoin mining companies.

We own approximately 71,100 miners as of March 31, 2023, which range in age from 1-34 months and have an average age of 12 months. We do not have scheduled downtime for our miners, however, we periodically perform unscheduled maintenance on our miners, but such downtime has not historically been significant. When performing unscheduled maintenance, we will typically replace the miner with a substitute miner to limit overall downtime. The miners owned as of March 31, 2023 have a range of energy efficiency (watts per terahash – “w/th”) of 21.5 to 38 w/th with an average energy efficiency of 31.0 w/th.

We obtain bitcoin as a result of our mining operations, and we sell bitcoin from time to time, to support our operations and strategic growth. We do not currently plan to engage in regular trading of bitcoin (other than as necessary to convert our bitcoin into U.S. dollars) or to engage in hedging activities related to our holding of bitcoin; however, our decisions to hold or sell bitcoin at any given time may be impacted by the bitcoin market, which has been historically characterized by significant volatility. Currently, we do not use a formula or specific methodology to determine whether or when we will sell bitcoin that we hold, or the number of bitcoins we will sell. Rather, decisions to hold or sell bitcoins are currently determined by management by analyzing forecasts and monitoring the market in real time.

The value of bitcoin has historically been subject to wide swings. The following table provides a range of intraday low and intraday high bitcoin prices between October 1, 2021 through March 31, 2023.

Range of intraday bitcoin prices (presented in actual amounts without rounding)
Quarterly Reporting Periods Ended	Minimum Price	Maximum Price
December 31, 2021	$42,333	$69,000
March 31, 2022	$32,933	$48,240
June 30, 2022	$17,567	$47,469
September 30, 2022	$18,153	$25,215
December 31, 2022	$15,460	$21,479
March 31, 2023	$16,490	$29,190

As of March 31, 2023, we held approximately 196 bitcoins. The carrying value of our bitcoins as of March 31, 2023 was $5,267 on our Consolidated Balance Sheet. We account for our bitcoin as indefinite-lived intangible assets, which are subject to impairment losses if the fair value of our bitcoin decreases below their carrying value at any time since their acquisition. Impairment losses cannot be recovered for any subsequent increase in fair value. The carrying value of each bitcoin we held at the end of each reporting period reflects the lowest price of one bitcoin quoted on the active exchange at any time since its acquisition. Therefore, negative swings in the market price of bitcoin could have a material impact on our earnings and on the carrying value of our bitcoin.

As of March 31, 2023, we held $10 in USDC, which is a digital currency that is fully backed by U.S. dollar assets, with the value of one USDC coin pegged 1:1 to the value of one U.S. dollar.

Through our wholly owned subsidiaries CSRE Properties, LLC, CSRE Property Management Company LLC, CSRE Properties Norcross, LLC, CSRE Properties Washington, LLC, CSRE Properties Sandersville, LLC, and CleanSpark HQ, LLC, we maintain real property holdings.

Discontinued Operations

As of June 30, 2022, we deemed our energy operations to be discontinued operations due to our strategic decision to strictly focus on bitcoin mining operations and divest of our energy assets.

Results of continuing operations for the three and six months ended March 31, 2023 and 2022

($ presented in 000's, except for bitcoin price and information set forth under the heading “Bitcoin Mining Operations”)

Bitcoin Mining Operations

Overview

We operate a fleet of servers commonly known as miners or ASICs (Application-Specific Integrated Circuits), which are computer chips customized for a specific use. In the case of bitcoin mining, ASICs calculate the SHA-256 algorithm as efficiently and quickly as possible in order to compete with other miners to solve blocks. Each calculation is a hash, and each machine’s computational power is measured in terahash processed per second (“th/s”). One terahash is equal to 1 trillion hashes. The more terahash we produce and contribute into the mining pool, the higher our percentage of the blockchain reward.

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

The energy efficiency of a mining fleet helps drive profitability, because the most significant direct expense for bitcoin mining is power. We measure efficiency by the watts of energy required to produce each terahash of processing power (“w/th”). We believe we operate a highly efficient fleet of miners. The table below describes our fleet as of March 31, 2023 and 2022 and describes our miner efficiency and computing power as compared to the global computing power.

	As of the periods ended
Combined facilities	March 31, 2023	March 31, 2022
Period ended Global hashrate (in terms of EH/s) (1)	352.0	190.6
Period ended miner efficiency (w/th) (2)	31.0	30.7
Period ended CleanSpark hashrate (in terms of EH/s)	6.7	2.3
Period ended CleanSpark % of total global hashrate	1.90%	1.21%

(1) Total global hashrate obtained from YCHARTS (https://ycharts.com/indicators/bitcoin_network_hash_rate)
(2) Watts of energy required to produce each terahash of processing power

As of March 31, 2023, our operating hashrate was approximately 1.90% of the total global hashrate, and we received approximately the same percentage of the global blockchain rewards, which as of that date, equaled approximately 17-18 bitcoin per day. Ultimately, in order to mine profitably, we work to ensure that these mining rewards cover our direct operating costs.

The table below describes the average cost of mining each bitcoin for the three and six months ended March 31, 2023 and 2022 and the total energy usage and cost per each kilowatt hour ("KWH") utilized within both our four owned facilities and our hosted facility.

	For the Three Months Ended		For the Six Months Ended
Cost of Revenues - Analysis of costs to mine one bitcoin (per bitcoin amounts are actual)	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
Cost of Mining - Owned Facilities
Cost of energy per bitcoin mined	$10,999	$5,012	$11,840	$4,731
Other direct costs of mining - non energy utilities per bitcoin mined	40	16	45	10
Cost to mine one bitcoin - Owned facilities	$11,039	$5,028	$11,885	$4,741

Cost of Mining - Hosted Facilities
Hosting fees expense per one bitcoin	$13,829	$15,437	$13,691	$13,931

Weighted average cost of mining one bitcoin	$11,730	$9,557	$12,403	$9,055

Average revenue of each bitcoin mined	$22,706	$41,221	$20,651	$47,429
Cost of mining one bitcoin as % of average bitcoin mining revenue	51.7%	23.2%	60.1%	19.1%

Statistics
Owned Facilities
Total bitcoin mined at owned facilities	1,408	507	2,425	827
Bitcoin mining revenue - Owned facilities- ($ in thousands)	$31,993	$20,909	$50,434	$38,710
Total miners in owned facilities - as of the periods ended	54,720	17,217	54,720	17,217
Total KWHs utilized	333,722,000	79,643,000	556,386,000	122,221,000
Total energy expense - ($ in thousands)	$15,486	$2,539	$28,712	$3,913
Cost per KWH	$0.046	$0.032	$0.052	$0.032
Energy expense as % of bitcoin mining revenue, net	48.4%	12.1%	56.9%	10.1%
Other direct costs of mining - non energy utilities - ($ in thousands)	$57	$8	$109	$8

Hosted Facilities
Total bitcoin mined at hosted facilities	463	390	976	732
Bitcoin mining revenue - Hosted facilities- ($ in thousands)	$10,495	$16,057	$19,801	$35,230
Total miners in hosted facilities - as of the periods ended	16,405	11,156	16,405	11,156
Total KWHs utilized	109,468,000	60,540,000	217,806,000	102,799,000
Total hosting fee expense - ($ in thousands)	$6,407	$6,023	$13,362	$10,195
Hosting fee per KWH	$0.059	$0.099	$0.061	$0.099
Hosting fee expense as % of bitcoin mining revenue, net	61.0%	37.5%	67.5%	28.9%

Power prices are the most significant cost driver for our wholly owned locations, and energy costs represented 48.4% and 12.1% as expressed as a percentage of bitcoin mining revenues during the three months ended March 31, 2023 and 2022, respectively, and 56.9% and 10.1% for the six months ended March 31, 2023 and 2022, respectively. For our co-locations, hosting fees (which comprise direct operating costs of the third-party operator with energy as the largest cost) and profit sharing were a combined 61.0% and 37.5% as a percentage of bitcoin mining revenues during the three months ended March 31, 2023 and 2022, respectively and 67.5% and 28.9% for the six months ended March 31, 2023 and 2022, respectively.

Energy prices can be highly volatile and global events (including the war in Ukraine and the resulting natural gas shortage) have caused power prices to increase nationwide over the past year. All of our wholly owned and operated sites in the State of Georgia (including one that previously had a fixed-price agreement) and our hosted miners in New York State are currently subject to variable prices and market rate fluctuations with respect to wholesale power costs. Such prices are governed by power purchase agreements which vary by location and said prices can change hour to hour. While this renders energy prices less predictable, it also gives us greater ability and flexibility to actively manage the energy we consume with an eye towards increasing profitability and energy efficiency. Energy prices are also highly sensitive to weather events, such as winter storms and polar vortices, which increase the demand for power regionally. When such events occur, we may curtail our operations to avoid using power at increased rates. The average power prices we paid in our owned facilities for the six months ended March 31, 2023 and 2022 was $0.046 and $0.032 per kilowatt hour, respectively. At our hosting facilities, the hosting fee as compared to KWHs utilized in the hosted facilities was $0.059 and $0.099 per kilowatt hour for such periods, respectively.

In the quarter ended December 31, 2022, energy prices spiked nationwide due to weather events and, as a result, we curtailed a total of 15% of our fleet, with December being the month with the greatest curtailment. Our active curtailment strategy allowed us to avoid excessive cost during these events, but it also resulted in decreased production. The management team makes real-time determinations on the need and timing during which we should curtail. We curtail when power prices exceed the value we would receive for the corresponding fixed bitcoin reward. This means if bitcoin’s value decrease or energy prices increase, our curtailment will increase; likewise, when bitcoin’s value increases and energy prices decrease, our curtailment will decrease. The management team manages this decision on an hour-by-hour basis across all our sites both wholly owned and hosted. During the most recent fiscal quarter ended March 2023, the Company did not have significant curtailment due to weather events or energy price spikes.

Results of continuing operations for the three months ended March 31, 2023 and 2022

($ presented in 000's, except for bitcoin price)

Bitcoin mining revenue

We earned $42,488 in bitcoin mining revenue during the three months ended March 31, 2023, which was an increase of $5,523, or 15%, as compared with $36,965 for the three months ended March 31, 2022. Bitcoin mining revenues are determined by two main drivers: quantity of bitcoin mined and the price of bitcoin on the date the bitcoin is mined. During the three months ended March 31, 2023 we mined 1,871 bitcoin with an average bitcoin price of $22,706 as compared to 897 bitcoin with an average bitcoin price of $41,221 during the three months ended March 31, 2022. The increase in bitcoin mining revenue was attributable to an increase of bitcoin mined partially offset by the decrease in average price of bitcoin mined. The increase in the quantity of bitcoin mined was primarily driven by the increased number of miners in operation which increased to approximately 71,100 as of March 31, 2023. The increase in miners in operation increases our hashrate, which is our total computational power, and which when understood in the context of global hashrate, determines how much bitcoin we are able to mine.

Other services revenues

Other services revenues pertain to our data center operations for which we earned $58 in revenue for the three months ended March 31, 2023, which is a decrease of $175, or 75%, as compared to $233 for the three months ended March 31, 2022. The Company is in the process of eliminating these services that do not pertain to bitcoin mining activities.

Cost of revenues (exclusive of depreciation and amortization expense)

Our cost of revenues were $22,082 for the three months ended March 31, 2023, an increase of $13,398, or 154%, as compared with $8,684 for the three months ended March 31, 2022. These costs were primarily related to energy costs to operate the mining equipment within our owned facilities, which was $15,486 for the three months ended March 31, 2023, an increase of $12,947, or 510%, as compared to $2,539 for the three months ended March 31, 2022. We also incurred hosting fees of $6,407 for the three months ended March 31, 2023, an increase of $384, or 6%, as compared to $6,023 for the three months ended March 31, 2022, which was the result of our co-location agreement with

Coinmint. The increases in both utilities and hosting fees were due to the increases in the volume of mining equipment installed in both our owned and co-locations, as well as a general increase in the cost of each megawatt utilized.

Professional fees

Professional fees, which consist primarily of legal, accounting and consulting fees, were $3,750 for the three months ended March 31, 2023, an increase of $2,691, from $1,059 for the three months ended March 31, 2022. Legal expenses were $3,339 for the three months ended March 31, 2023, as compared to $570 for the three months ended March 31, 2022. This increase was primarily attributable to a litigation settlement and transactional matters requiring legal services during the three months ended March 31, 2023. Other professional fees, namely accounting, audit and consulting, were $411 for the three months ended March 31, 2023, a decrease of $78, as compared to $489 for the three months ended March 31, 2022.

Payroll expenses

Payroll expenses were $9,750 for the three months ended March 31, 2023, an increase of $944, or 11%, from $8,806 for the three months ended March 31, 2022. Our payroll expenses include all compensation related expenses for our employees and mainly includes salaries, wages, payroll-related taxes and benefits and non-cash stock-based compensation. Payroll expenses, excluding non-cash stock-based compensation, were $4,007 for the three months ended March 31, 2023, representing an increase of 78% from $2,252 for the three months ended March 31, 2022, and were mainly attributed to an increase in employee headcount.

We grant stock-based awards to certain employees as a significant portion of our payroll-related costs. Stock-based compensation, which is a non-cash expense, was $5,743 for the three months ended March 31, 2023, a decrease of $811, or 12%, from $6,554 for the three months ended March 31, 2022.

General and administrative expenses

General and administrative expenses increased to $4,329 for the three months ended March 31, 2023, from $2,773 for the three months ended March 31, 2022, representing an increase of $1,556. This increase was primarily attributable to increases in corporate overhead including, but not limited to, insurance premiums, travel expenses and rent expenses.

Other impairment expense (related to bitcoin)

Impairment expense in the amount of $194 was recognized for the three months ended March 31, 2023, a decrease of $618 as compared to $812 for the three months ended March 31, 2022. The impairment expense consists of bitcoin impairments due to the general decrease in bitcoin prices during the year. Decreases in bitcoin prices for periods subsequent to the mining date are recorded as impairment expense. Under ASC Topic 350 -Goodwill and Other, subsequent increases in bitcoin prices are not allowed to be recorded (unrealized gains) unless the bitcoin is sold, at which point the gain is recognized.

Realized gain (loss) on sale of bitcoin

Realized gain on sale of bitcoin was $1,422 for the three months ended March 31, 2023 as compared to a realized loss of $2,734 for the three months ended March 31, 2022. There was less volatility in bitcoin during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 (see the Range of Bitcoin Prices table above).

Depreciation and amortization

Depreciation and amortization expense increased to $21,346 for the three months ended March 31, 2023, from $10,452 for the three months ended March 31, 2022, an increase of $10,894. Depreciation expense increased by $10,399, or 100%, during the three months ended March 31, 2023, from $10,429 to $20,828, due to an increase in miners and mining related equipment being placed in service during the comparative period. Amortization expense for the three months ended March 31, 2023 was $518, an increase of $495, from $23 for the three months ended March 31, 2022.

Other Income (Expenses)

Other expense was $680 for the three months ended March 31, 2023, compared with other expense of $767 for the three months ended March 31, 2022, which is a decrease of $87. Other expense for the three months ended March 31, 2023 consisted primarily of an interest expense in the amount of $799 and unrealized gain on derivative security of $56 as compared interest expense of $8 and unrealized loss on derivative security of $1,410 for the prior year period. This change in the unrealized (gain) loss on derivative security between the periods is the result of a change in fair value of the underlying instrument.

The increase in interest expense in the three months ended March 31, 2023 was due to an increase in the amount of long-term debt, mainly related to the master equipment financing arrangement we entered in April 2022.

Net (Loss) Income from Continuing Operations

Net loss from continuing operations for the three months ended March 31, 2023 was $18,166 as compared to net income from continuing operations of $2,032 for the three months ended March 31, 2022, for the reasons discussed above.

Results of Discontinued Operations

($ presented in 000's, except for average bitcoin price)

Revenues from our former energy segment, which is now classified as discontinued operations decreased, as expected, to $28 for the three months ended March 31, 2023 from $4,439 for the three months ended March 31, 2022. The total costs and expenses for the three months ended March 31, 2023 decreased to $331 from $6,639 for the three months ended March 31, 2022 primarily due to the winding down of the energy segment. The Company sold a portion of the assets held for sale pertaining to the discontinued energy operations for approximately $2,523, which had a carrying amount of $813 resulting in a recognized gain of $1,710. As a result, the net loss from discontinued operations for the three months ended March 31, 2023 was $294, as compared to a loss of $2,203 for the three months ended March 31, 2022. The Company does not expect significant discontinued operations revenues or costs in subsequent periods.

Net (Loss) Income

Net loss for the three months ended March 31, 2023 was $18,460, an increase of $18,289 compared to net loss of $171 for the three months ended March 31, 2022, for the reasons stated above.

Results of continuing operations for the six months ended March 31, 2023 and 2022

($ presented in 000's, except for average bitcoin price)

Bitcoin mining revenue

We earned $70,234 in bitcoin mining revenue during the six months ended March 31, 2023, which was a decrease of $3,706, or 5%, as compared with $73,940 for the six months ended March 31, 2022. Bitcoin mining revenues are determined by two main drivers: quantity of bitcoin mined and the price of bitcoin on the date the bitcoin is mined. During the six months ended March 31, 2023, we mined 3,401 bitcoin with an average bitcoin price of $20,651 as compared to 1,559 bitcoin with an average bitcoin price of $47,429 during the six months ended March 31, 2022. The decrease in bitcoin mining revenue was attributable to the decrease in the average bitcoin price in the six months ended March 31, 2023, which was partially offset by the increase in the bitcoin mined during the period, compared to the six months ended March 31, 2022. The increase in the quantity of bitcoin mined was primarily driven by the increased number of miners in operation, which increased to approximately 71,100 as of March 31, 2023. The increase in miners in operation increases our hashrate, which is our total computational power, and which when understood in the context of global hashrate, determines how much bitcoin we are able to mine.

Other services revenues

Other services revenues pertain to our data center operations for which we earned $131 in revenue for the six months ended March 31, 2023, which is a decrease of $252, or 66%, as compared to $383 for the six months ended March 31, 2022. The Company is in the process of eliminating these services that do not pertain to bitcoin mining activities.

Cost of revenues (exclusive of depreciation and amortization expense)

Our cost of revenues were $42,498 for the six months ended March 31, 2023, an increase of $28,178, or 197%, as compared with $14,320 for the six months ended March 31, 2022. These costs were primarily related to energy costs to operate the mining equipment within our owned facilities, which was $28,752 for the six months ended March 31, 2023, an increase of $24,839 or 635% as compared to $3,913 for the six months ended March 31, 2022. We also incurred hosting fees of $13,362 for the six months ended March 31, 2023, an increase of $3,168, or 31%, as compared to $10,194 for the six months ended March 31, 2022, which was the result of our co-location agreement with Coinmint. The increases in both utilities and hosting fees were due to the increases in the volume of mining equipment installed in both our owned and co-locations, as well as a general increase in the cost of each megawatt utilized. During various periods in the month of December 2022, we experienced significantly higher energy prices due to the extreme weather conditions in Georgia and New York, and accordingly, we voluntarily curtailed our bitcoin mining operations. Immediately following the extreme weather event, energy prices dropped back to a consistent rate experienced earlier in the quarter and we resumed our mining operations. We continually evaluate energy and bitcoin prices and periodically will curtail our mining operations when it is advantageous to do so.

Professional fees

Professional fees, which consists primarily of legal, accounting and consulting fees, were $6,581 for the six months ended March 31, 2023, an increase of $2,420, or 58%, from $4,161 for the six months ended March 31, 2022. Legal expenses were $5,295 for the six months ended March 31, 2023, as compared to $860 for the six months ended March 31, 2022. This increase was primarily attributable to a litigation settlement and increase in transactional matters requiring legal services during the six months ended March 31, 2023. Other professional fees, namely accounting, audit and consulting, were $1,286 for the six months ended March 31, 2023, as compared to $3,301 for the six months ended March 31, 2022 a decrease of $2,015.

Payroll expenses

Payroll expenses were $19,552 for the six months ended March 31, 2023, an increase of $3,418, or 21%, from $16,134 for the six months ended March 31, 2022. Our payroll expenses include all compensation related expenses for our employees and mainly include salaries, wages, payroll-related taxes and benefits and non-cash stock-based compensation. Payroll expenses, excluding non-cash stock-based compensation, were $7,932 for the six months ended March 31, 2023, representing an increase of 107% from $3,831 for the six months ended March 31, 2022 mainly attributed to an increase in employee headcount.

We grant stock-based awards to certain employees as a significant portion of our payroll-related costs. Stock-based compensation, which is a non-cash expense, was $11,621 for the six months ended March 31, 2023, a decrease of $682, or 6%, from $12,303 for the six months ended March 31, 2022.

General and administrative expenses

General and administrative expenses increased to $8,053 for the six months ended March 31, 2023 from $4,589 for the six months ended March 31, 2022, representing an increase of $3,464. This increase was primarily attributable to increases in corporate overhead, including, but not limited to, insurance premiums, travel expenses and rent expenses.

Other impairment expense (related to bitcoin)

Impairment expense in the amount of $277 was recognized for the six months ended March 31, 2023 a decrease of $6,757 as compared to $7,034 for the six months ended March 31, 2022. The impairment expense consists of bitcoin impairments due to the general decrease in bitcoin prices during the year. Decreases in bitcoin prices for periods subsequent to the mining date are recorded as impairment expense. Under ASC Topic 350 -Goodwill and Other, subsequent increases in bitcoin prices are not allowed to be recorded (unrealized gains) unless the bitcoin is sold, at which point the gain is recognized.

Realized gain (loss) on sale of bitcoin

Realized gain on sale of bitcoin was $905 for the six months ended March 31, 2023 as compared to a realized gain of $7,261 for the six months ended March 31, 2022. There was less volatility in bitcoin during the six months ended March 31, 2023 as compared to the six months ended March 31, 2022 (see the Range of Bitcoin Prices table above).

Depreciation and amortization

Depreciation and amortization expense increased to $40,675 for the six months ended March 31, 2023, from $17,879 for the six months ended March 31, 2022, an increase of $22,796. Depreciation expense increased by $22,758, or 135%, during the six months ended March 31, 2023, from $16,898 to $39,656, due to an increase in miners and mining-related equipment being placed in service during the comparative period. Amortization expense for the six months ended March 31, 2023 was $1,019, a decrease of $38, or 4%, from $981 for the six months ended March 31, 2022.

Other Income (Expenses)

Other expense was $2,285 for the six months ended March 31, 2023, compared with other expense of $434 for the six months ended March 31, 2022, which is an increase of $1,851. Other expense for the six months ended March 31, 2023 consisted primarily of an unrealized loss on derivative security of $1,215 as compared to loss for the same prior year period of $1,111. This change between the periods is the result of a change in fair value of the underlying instrument.

Interest expense in the six months ended March 31, 2023 also increased by $1,627 to $1,688 from $61 for the six months ended March 31, 2022. This increase was due to an increase in the amount of long-term debt, mainly related to the master equipment financing arrangement we entered in April 2022.

Net (Loss) Income from Continuing Operations

Net loss from continuing operations for the six months ended March 31, 2023 was $48,654 as compared to net income from continuing operations of $17,676 for the six months ended March 31, 2022, for the reasons discussed above.

Results of Discontinued Operations

($ presented in 000's, except for average bitcoin price)

Revenues from our former energy segment, which is now classified as discontinued operations decreased significantly, as expected, to $129 for the six months ended March 31, 2023, from $8,557, from six months ended March 31, 2022. The total costs and expenses for the six months ended March 31, 2023 decreased to $684 from $11,916 for the six months ended March 31, 2022 primarily due to the winding down of the energy segment. The Company sold a portion of the assets held for sale pertaining to the discontinued energy operations for approximately $2,523, which had a carrying amount of $813 resulting in a recognized gain of $1,710. As a result, the net income from discontinued operations for the six months ended March 31, 2023 was $1,163, as compared to a loss of $3,361 in the six months ended March 31, 2022. The Company does not expect significant discontinued operations revenues or costs in subsequent periods.

Net (Loss) Income

Net loss for the six months ended March 31, 2023 was $47,491, a fluctuation of $61,806 compared to net income of $14,315 for the six months ended March 31, 2022, for the reasons stated above.

Non-GAAP Measure

We present adjusted EBITDA, which is not a measurement of financial performance under generally accepted accounting principles in the United States ("GAAP"). Our non-GAAP "Adjusted EBITDA" excludes (i) impacts of interest, taxes, and depreciation; (ii) our share-based compensation expense, unrealized gains/losses on securities, and, changes in the fair value of contingent consideration with respect to previously completed acquisitions, all of which are non-cash items that we believe are not reflective of our general business performance, and for which the accounting requires management judgment, and the resulting expenses could vary significantly in comparison to other companies; (iii) non-cash impairment losses related to long-lived assets (including goodwill); (iv) realized gains and losses on sales of equity securities, the amounts of which are directly related to the unrealized gains and losses that are also excluded; (v) legal fees related to litigation and various transactions, which fees management does not believe are reflective of our ongoing operating activities; (vi) gains and losses on disposal of assets, the majority of which are related to obsolete or unrepairable machines that are no longer deployed; (vii) gains and losses related to discontinued operations that would not be applicable to our future business activities; and (viii) severance expenses.

We previously excluded non-cash impairment losses related to bitcoin and realized gains and losses on sales of bitcoin from our calculation of adjusted EBITDA but have determined such items are part of our normal ongoing operations and will no longer be excluding them from our calculation of adjusted EBITDA.

Management believes that providing this non-GAAP financial measure that excludes these items allows for meaningful comparisons between the Company's core business operating results and those of other companies, and provides the Company with an important tool for financial and operational decision making and for evaluating its own core business operating results over different periods of time. In addition to management's internal use of non-GAAP adjusted EBITDA, management believes that adjusted EBITDA is also useful to investors and analysts in comparing our performance across reporting periods on a consistent basis. Management believes the foregoing to be the case even though some of the excluded items involve cash outlays and some of them recur on a regular basis (although management does not believe any of such items are normal operating expenses necessary to generate our bitcoin related revenues). For example, we expect that share-based compensation expense, which is excluded from adjusted EBITDA, will continue to be a significant recurring expense over the coming years and is an important part of the compensation provided to certain employees, officers, and directors. Additionally, management does not consider any of the excluded items to be expenses necessary to generate our bitcoin related revenue.

The Company's adjusted EBITDA measure may not be directly comparable to similar measures provided by other companies in our industry, as other companies in our industry may calculate non-GAAP financial results differently. The Company's adjusted EBITDA is not a measurement of financial performance under GAAP and should not be considered as an alternative to operating (loss) income or any other measure of performance derived in accordance with GAAP. Although management utilizes internally and presents adjusted EBITDA, we only utilize that measure supplementally and do not consider it to be a substitute for, or superior to, the information provided by GAAP financial results.

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

The following is a reconciliation of our non-GAAP adjusted EBITDA to its most directly comparable GAAP measure (i.e., net (loss) income) for the periods indicated:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
($ in thousands)	2023	2022	2023	2022
Reconciliation of non-GAAP adjusted EBITDA
Net (loss) income	$(18,460)	$(171)	$(47,491)	$14,315
(Income) loss on discontinued operations	294	2,203	(1,163)	3,361
Depreciation and amortization	21,346	10,452	40,675	17,879
Share-based compensation expense	5,743	6,554	11,621	12,303
Change in fair value of contingent consideration	—	(291)	(485)	(346)
Realized gain on sale of equity security	—	—	—	(1)
Unrealized loss of equity security	—	—	—	2
Unrealized loss (gain) of derivative security	(56)	1,410	1,215	1,111
Interest income	(52)	(52)	(122)	(85)
Interest expense	799	8	1,688	61
Loss (gain) on disposal of assets	3	(921)	3	(643)
Legal fees and litigation related expenses	3,056	116	4,219	252
Legal fees related to financing & business development transactions	48	41	590	41
Severance expenses	—	289	—	289
Non-GAAP adjusted EBITDA*	$12,721	$19,638	$10,750	$48,539

* Does not exclude non-cash impairment losses related to bitcoin in the amounts of $194, $812, $277 and $7,034 for three months ended March 31, 2023, the three months ended March 31, 2022, the six months ended March 31, 2023 and the six months ended March 31, 2022, respectively, or realized gains (losses) on sales of bitcoin in the amounts of $1,422, ($2,734), $905 and $7,261 for three months ended March 31, 2023, the three months ended March 31, 2022, the six months ended March 31, 2023 and the six months ended March 31, 2022, respectively.

The following is a reconciliation of fair market value of our bitcoin holdings to the current carrying value at March 31, 2023 and September 30, 2022:

	March 31, 2023		September 30, 2022
	Carrying Value (1)	Fair Market Value (2)	Carrying Value (1)	Fair Market Value (2)
Number of Bitcoins held	197	197	595	595
Value per bitcoin (1) (2)	$26,788	$28,474	$18,735	$19,403
Total	$5,267	$5,598	$11,147	$11,545

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

As of March 31, 2023, we had total current assets of $32,906, consisting of cash and cash equivalents, accounts receivable, inventory, prepaid expenses and other current assets, bitcoin, investment in debt security and related derivative asset, current assets held for sale, and total assets in the amount of $531,553. Our total current liabilities and total liabilities as of March 31, 2023 were $41,282 and $57,672, respectively. We had negative working capital of $8,376 as of March 31, 2023. We sell the bitcoin we mine to fund operations and to fund capital expenditures. In addition, we have access to equity financing through our At-the-Market offering facility (see Note 9 - Stockholders'

Equity and Note 15 - Subsequent Events to our consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q).

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

Material Cash Requirements

We are a party to many contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the consolidated balance sheet as of March 31, 2023, while others are considered future commitments. Our contractual obligations primarily consist of cancelable purchase commitments with various parties to purchase goods or services, primarily miners and equipment, entered into in the normal course of business and operating leases. For information regarding our other contractual obligations, refer to Note 12 - Commitments and Contingencies in this Quarterly Report on Form 10-Q for the period ended March 31, 2023, and Note 15 - Commitments and Contingencies included in our Annual Report on Form 10-K as filed with the SEC on December 15, 2022.

We regularly evaluate opportunities to expand our business, including through potential acquisitions of businesses or assets. We will evaluate a variety of sources of capital in connection with financing any future possible acquisitions, including the incurrence of debt, sales of stock or bitcoin, or using cash on hand. We may also use the Company’s stock as transaction consideration, as we have done in the past.

Operating Activities

Operating activities from continuing operations provided $11,127 in cash for the six months ended March 31, 2023, as compared to $49,200 in cash for the six months ended March 31, 2022. Our sale of bitcoin of $76,203, depreciation and amortization of $40,675, stock based compensation of $11,621, decrease in prepaid and other current assets of $772, increase in accounts payable and accrued liabilities of $5,203, and impairment of bitcoin of $277 were the main components of our operating cash inflow for the six months ended March 31, 2023, offset primarily by cash outflows for bitcoin mining of $70,234, net loss of $47,491, and long-term deposit paid of $2,940. Our cash provided by operating activities during the six months ended March 31, 2022 was primarily driven by net income for the period of $14,315, proceeds from the sale of bitcoin of $80,430, impairment of bitcoin of $7,034, stock based compensation of $12,303, depreciation and amortization of $17,879, increase in accounts payable and accrued liabilities of $5,771, partially offset by mining of bitcoin of $73,940, realized gain on sale of bitcoin of $7,261, increase in prepaid expenses and other current assets of $9,572.

Investing Activities

Investing activities from continuing operations used $113,525 during the six months ended March 31, 2023, as compared with using $131,110 for the six months ended March 31, 2022. Our payments on miner (including miner deposits) of $69,238, the Mawson Transaction of $22,518, and purchase of fixed assets of $21,769 were the main components of our investing cash flow for the six months ended March 31, 2023. Our payments on miner deposits of

$105,077 and purchase of fixed assets of $28,915, were the main components of our investing cash flow for the six months ended March 31, 2022.

Financing Activities

Cash flows generated from financing activities of continuing operations during the six months ended March 31, 2023 amounted to $89,069, when compared to $68,101 for the six months ended March 31, 2022. Our cash flows from financing activities for the six months ended March 31, 2023 consisted primarily of proceeds from the underwritten offering of $99,506 partially offset by payments on loans in the amount of $10,433. Our cash flows from financing activities for the six months ended March 31, 2022 mainly consisted of proceeds from underwritten offerings of $67,989.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, net sales and expenses. We evaluate our estimates and assumptions on an ongoing basis and base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for the judgments we make about the carrying value of assets and liabilities that are not readily apparent from other sources. Because these estimates can vary depending on the situation, actual results may differ from these estimates. Making estimates and judgments about future events is inherently unpredictable and is subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to have been incorrect, it could have a material impact on our results of operations, financial position and statement of cash flows.

There have been no material changes to our critical accounting policies and estimates as compared to those disclosed in our Form 10-K. For a description of our critical accounting policies and estimates, see Part I, Item 1, Note 2, "Summary of Significant Accounting Policies" in our notes to the consolidated financial statements in this Quarterly Report on Form 10-Q.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2023, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are from time to time subject to various claims, lawsuits, and other legal and administrative proceedings arising in the ordinary course of business. See Note 12 - Commitments and Contingencies to our consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” section contained in the Company’s Annual Report on Form 10-K for the year ended September 30, 2022 and the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2022, together with the cautionary statement under the caption “Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q. These described risks are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

We may face several risks due to disruptions in the crypto asset markets, including but not limited to the risk from depreciation in our stock price, financing risk, risk of increased losses or impairments in our investments or other assets, risks of legal proceedings and government investigations, and risks from price declines or price volatility of crypto assets.

In the second half of 2022 and beginning of 2023, some of the well-known crypto asset market participants, including Celsius Network, Voyager Digital Ltd., Three Arrows Capital, and Genesis Global Holdco LLC declared bankruptcy, resulting in a loss of confidence in participants of the digital asset ecosystem and negative publicity surrounding digital assets more broadly. In November 2022, FTX, the third largest digital asset exchange by volume at the time, halted customer withdrawals, and shortly thereafter, FTX and its subsidiaries filed for bankruptcy.

In response to these and other similar events (including significant activity by various regulators regarding digital asset activities, such as enforcement actions), the digital asset markets, including the market for bitcoin specifically, have experienced extreme price volatility and several other entities in the digital asset industry have been, and may continue to be, negatively affected, further undermining confidence in the digital assets markets and in bitcoin. These events have also negatively impacted the liquidity of the digital assets markets as certain entities affiliated with FTX engaged in significant trading activity. If the liquidity of the digital assets markets continues to be negatively impacted by these events, digital asset prices (including the price of bitcoin) may continue to experience significant volatility and confidence in the digital asset markets may be further undermined. These events are continuing to develop and it is not possible to predict at this time all of the risks that they may pose to us, our service providers or on the digital asset industry as a whole.

Although we had no direct exposure to FTX or any of the above-mentioned cryptocurrency companies, nor any material assets that may not be recovered or may otherwise be lost or misappropriated due to the bankruptcies, the failure or insolvency of large exchanges like FTX or other significant players in the digital asset space may cause the price of bitcoin to fall and decrease confidence in the ecosystem, which could adversely affect an investment in us. Such market volatility and decrease in bitcoin price have had a material and adverse effect on our results of operations and financial condition and we expect our results of operations to continue to be affected by the bitcoin price as the results of our operations are significantly tied to the price of bitcoin. If we do not continue adjusting our short-term strategy to optimize our operating efficiency in the current dynamic market conditions, such market conditions could have a further negative result on our business, prospects or operations.

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

In April 2022, we entered into a Master Equipment Financing Agreement with Trinity Capital Inc., as the lender (the “Financing Agreement”). The Financing Agreement provided for up to $35,000 of borrowings to finance our acquisition of blockchain computing equipment. We received a loan of $20,000 at close, with the remaining $15,000 not requested for funding and cancelled. As of the date of this filing $14,493 in principal is outstanding and due to Trinity Capital Inc.

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

The market price of one bitcoin in our principal market ranged from approximately $15,460 to $29,190 during the six months ended March 31, 2023 and ranged from approximately $42,333 to $69,000 during the six months ended March 31, 2022. While bitcoin prices are determined primarily using data from various exchanges, over-the-counter markets and derivative platforms, they have historically been volatile and are impacted by a variety of factors. Such factors include, but are not limited to, the worldwide growth in the adoption and use of bitcoins, the maintenance and development of the software protocol of the bitcoin network, changes in consumer demographics and public tastes, fraudulent or illegitimate actors, real or perceived scarcity, and political, economic, regulatory or other conditions. Furthermore, pricing may be the result of, and may continue to result in, speculation regarding future appreciation in the value of bitcoin, or our share price, making prices more volatile.

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

We maintain our cash at financial institutions, often in balances that exceed federally insured limits.

We maintain our cash at financial institutions, often in balances that exceed federally insured limits. We maintain the majority of our cash and cash equivalents in accounts at banking institutions in the United States that we believe are of high quality. Cash held in these accounts often exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. If such banking institutions were to fail, we could lose all or a portion of amounts held in excess of such insurance limitations. The FDIC recently took control of two such banking institutions, Silicon Valley Bank on March 10, 2023, Signature Bank on March 12, 2023 and First Republic Bank on May 1, 2023. While we did not have an account at any of these three banks, in the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business and financial position. Our ability to open accounts at certain financial institutions is limited by the policies of such financial institutions to not accept clients that are in the crypto industry.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

3.1	Conformed Copy of Amended and Restated Articles of Incorporation of CleanSpark, Inc., as amended through March 8, 2023	S-8	333-39187	4.1	4/6/2023
3.2	First Amended and Restated Bylaws of CleanSpark, Inc., dated September 17, 2021	8-K	001-39187	3.2	9/17/2021
10.1	First Amendment to Purchase and Sale Agreement, dated as of October 3, 2022, by and among CSRE Properties Sandersville, LLC, Luna Squares LLC, Mawson Infrastructure Group, Inc. and the Company.	8-K	001-39187	10.3	10/11/2022
10.2	Secured Promissory Note of CSRE Properties Sandersville, LLC dated October 5, 2022.	8-K	001-39187	10.4	10/11/2022
10.3	Amendment No. 1 to the At the Market Offering Agreement, dated December 14, 2022, between CleanSpark, Inc. and H.C. Wainwright & Co., LLC	8-K	001-39187	10.1	12/14/2022
10.4	Sales and Purchase Agreement entered into by and between CleanSpark, Inc. and Crypt Solutions, Inc. on February 15, 2023	8-K	001-39187	10.1	2/16/2023
10.5	Amendment to 2017 Incentive Plan, dated March 8, 2023	8-K	001-39187	10.1	3/9/2023
10.6	Future Sales and Purchase Agreement entered into by and between CleanSpark, Inc. and Bitmain Technologies Delaware Limited on April 6, 2023	8-K	001-39187	10.1	4/11/2023
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350					**

101 INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101 SCH	Inline XBRL Taxonomy Extension Schema Document
101 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101 LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2023	By: /s/ Zachary K. Bradford Zachary K. Bradford Title: Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2023	By: /s/ Gary A. Vecchiarelli Gary A. Vecchiarelli Title: Chief Financial Officer (Principal Financial and Accounting Officer)

2