Form 10-Q
period 2023-06-30
CLEANSPARK, INC.
filed 2023-08-09
CIK 827876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2023

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 152,643,328 shares as of August 9, 2023.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

This Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended September 30, 2022, filed with the Securities and Exchange Commission (the “SEC”) on December 15, 2022.

The accompanying consolidated financial statements and footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2023 are not necessarily indicative of the results that can be expected for the full year.

CLEANSPARK, INC.

CONSOLIDATED BALANCE SHEETS

($ in thousands, except par value and share amounts)

	June 30, 2023	September 30, 2022
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$21,833	$20,463
Accounts receivable, net	100	27
Inventory	1,037	216
Prepaid expense and other current assets	8,343	7,931
Bitcoin	13,925	11,147
Derivative investment asset	1,846	2,956
Investment in debt security, AFS, at fair value	696	610
Current assets held for sale	4,919	7,426
Total current assets	$52,699	$50,776

Property and equipment, net	$482,428	$376,781
Operating lease right of use asset	731	551
Intangible assets, net	5,116	6,485
Deposits on mining equipment	98,594	12,497
Other long-term asset	4,640	3,990
Goodwill	8,043	—
Long-term assets held for sale	552	1,545
Total assets	$652,803	$452,625

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$29,634	$24,662
Operating lease liability	194	113
Finance lease liability	168	260
Current portion of long-term loans payable	7,076	7,786
Dividends payable	—	21
Current liabilities held for sale	348	1,199
Total current liabilities	$37,420	$34,041
Long-term liabilities
Operating lease liability, net of current portion	558	447
Finance lease liability, net of current portion	23	180
Loans payable, net of current portion	10,772	13,433
Long-term liabilities held for sale	382	512
Total liabilities	$49,155	$48,613

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEANSPARK, INC.

CONSOLIDATED BALANCE SHEETS (continued)

($ in thousands, except par value and share amounts)

	June 30, 2023	September 30, 2022
	(Unaudited)
Stockholders' equity
Common stock; $0.001 par value; 300,000,000 shares authorized; 131,776,484 and 55,661,337 shares issued and outstanding, respectively	132	56
Preferred stock; $0.001 par value; 10,000,000 shares authorized; Series A shares; 2,000,000 authorized; 1,750,000 and 1,750,000 issued and outstanding, respectively	2	2
Additional paid-in capital	861,082	599,898
Accumulated other comprehensive income	196	110
Accumulated deficit	(257,764)	(196,054)
Total stockholders' equity	603,648	404,012

Total liabilities and stockholders' equity	$652,803	$452,625

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEANSPARK, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited, in thousands, except per share and share amounts)

	For the three months ended		For the nine months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Revenues, net
Bitcoin mining revenue, net	$45,427	$30,942	$115,661	$104,882
Other services revenue	96	87	227	470
Total revenues, net	$45,523	$31,029	$115,888	$105,352

Costs and expenses
Cost of revenues (exclusive of depreciation and amortization shown below)	20,681	10,288	63,179	24,608
Professional fees	2,225	1,428	8,806	5,589
Payroll expenses	10,405	8,076	29,957	24,210
General and administrative expenses	5,064	2,119	13,117	6,708
Loss (gain) on disposal of assets	—	—	3	(643)
Other impairment expense (related to bitcoin)	740	4,418	1,017	11,452
Realized (gain) loss on sale of bitcoin	143	5,235	(762)	(2,026)
Depreciation and amortization	21,850	14,781	62,525	32,660
Total costs and expenses	$61,108	$46,345	$177,842	$102,558

(Loss) Income from operations	(15,585)	(15,316)	(61,954)	2,794

Other income (expense)
Other income	—	—	11	308
Change in fair value of contingent consideration	2,000	—	2,485	346
Realized gain on sale of equity security	—	—	—	1
Unrealized loss on equity security	—	—	—	(2)
Unrealized (loss) gain on derivative security	105	(1,033)	(1,110)	(2,144)
Interest income	52	52	174	137
Interest expense	(689)	(314)	(2,377)	(375)
Total other (expense) income	1,468	(1,295)	(817)	(1,729)

(Loss) Income before income tax (expense) or benefit	(14,117)	(16,611)	(62,771)	1,065
Income tax expense	—	—	—	—
(Loss) income from continuing operations	$(14,117)	$(16,611)	$(62,771)	$1,065

Discontinued operations
Income (loss) from discontinued operations	$(102)	$(12,729)	$1,061	$(16,090)
Income tax (expense) or benefit	—	—	—	—
Income (loss) on discontinued operations	$(102)	$(12,729)	$1,061	$(16,090)

Net loss	$(14,219)	$(29,340)	$(61,710)	$(15,025)

Preferred stock dividends	—	—	—	335

Net loss attributable to common shareholders	$(14,219)	$(29,340)	$(61,710)	$(15,360)

Other comprehensive income	28	29	86	75

Total comprehensive loss attributable to common shareholders	$(14,191)	$(29,311)	$(61,624)	$(15,285)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEANSPARK, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Continued)

(Unaudited, in thousands, except per share and share amounts)

	For the three months ended		For the nine months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
(Loss) income from continuing operations per common share - basic	$(0.12)	$(0.40)	$(0.72)	$0.02

Weighted average common shares outstanding - basic	114,844,402	41,277,090	87,248,719	41,010,826

(Loss) income from continuing operations per common share - diluted	(0.12)	(0.40)	(0.72)	0.02

Weighted average common shares outstanding - diluted	114,844,402	41,277,090	87,638,134	41,092,028

(Loss) income on discontinued operations per common share - basic	$(0.00)	$(0.31)	$0.01	$(0.39)

Weighted average common shares outstanding - basic	114,844,402	41,277,090	87,248,719	41,010,826

(Loss) income on discontinued operations per common share - diluted	$(0.00)	$(0.31)	$0.01	$(0.39)

Weighted average common shares outstanding - diluted	114,844,402	41,277,090	87,638,134	41,092,028

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEANSPARK, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands, except share amounts)

For the three and nine months ended June 30, 2023

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance, September 30, 2022	1,750,000	$2	55,661,337	$56	$599,898	$110	$(196,054)	$404,012
Options and restricted stock units issued for services	—	—	11,210	—	5,878	—	—	5,878
Shares issued for business acquisition	—	—	1,590,175	2	4,801	—	—	4,803
Shares issued under equity offering, net of offering costs	—	—	14,481,208	14	41,330	—	—	41,344
Net loss	—	—	—	—	—	—	(29,031)	(29,031)
Other comprehensive income	—	—	—	—	—	29	—	29
Balance, December 31, 2022	1,750,000	$2	71,743,930	$72	$651,907	$139	$(225,085)	$427,035
Restricted stock units issued for services	—	—	2,149,087	2	5,741	—	—	5,743
Shares withheld for net settlement of restricted stock units related to tax withholdings	—	—	(539,961)	—	(1,468)			(1,468)
Shares issued for settlement of contingent consideration related to business acquisition	—	—	1,100,890	1	2,839	—	—	2,840
Shares issued under equity offering, net of offering costs	—	—	22,580,026	22	58,140	—	—	58,162
Shares returned for settlement of contingent consideration and holdbacks related to business acquisition	—	—	(83,417)	—	—	—	—	—
Net loss	—	—	—	—	—	—	(18,460)	(18,460)
Other comprehensive income	—	—	—	—	—	29	—	29
Balance, March 31, 2023	1,750,000	$2	96,950,555	$97	$717,159	$168	$(243,545)	$473,881
Options and restricted stock units issued for services	—	—	138,525	—	5,947	—	—	5,947
Shares issued under equity offering, net of offering costs	—	—	34,687,404	35	137,976	—	—	138,011
Net loss	—	—	—	—	—	—	(14,219)	(14,219)
Other comprehensive income	—	—	—	—	—	28	—	28
Balance, June 30, 2023	1,750,000	$2	131,776,484	$132	$861,082	$196	$(257,764)	$603,648

For the three and nine months ended June 30, 2022

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive Income	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit	Equity
Balance, September 30, 2021	1,750,000	$2	37,395,945	$37	$444,074	$(5)	$(138,392)	$305,716
Options and restricted stock units issued for services	—	—	—	—	5,749	—	—	5,749
Shares issued for settlement of contingent consideration related to business acquisition	—	—	8,404	—	150	—	—	150
Exercise of options	—	—	52,061	—	282	—	—	282
Shares issued under equity offering, net of offering costs	—	—	4,017,652	4	67,985	—	—	67,989
Preferred stock dividends	—	—	—	—	—	—	(315)	(315)
Net income	—	—	—	—	—	—	14,486	14,486
Other comprehensive income	—	—	—	—	—	18	—	18
Balance, December 31, 2021	1,750,000	$2	41,474,062	$41	$518,240	$13	$(124,221)	$394,075
Options and restricted stock units issued for services	—	—	1,874	—	6,554	—	—	6,554
Shares returned for settlement of contingent consideration and holdbacks related to business acquisition	—	—	(232,518)	—	—	—	—	—
Exercise of options	—	—	47,169	—	452	—	—	452
Preferred stock dividends	—	—	—	—	—	—	(20)	(20)
Net loss	—	—	—	—	—	—	(171)	(171)
Other comprehensive income	—	—	—	—	—	28	—	28
Balance, March 31, 2022	1,750,000	$2	41,290,587	$41	$525,246	$41	$(124,412)	$400,918
Options and restricted stock units issued for services	—	—	3,364	—	5,213	—	—	5,213
Exercise of options	—	—	6,290	—	47	—	—	47
Net loss	—	—	—	—	—	—	(29,340)	(29,340)
Other comprehensive income	—	—	—	—	—	29	—	29
Balance, June 30, 2022	1,750,000	$2	41,300,241	$41	$530,506	$70	$(153,752)	$376,867

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEANSPARK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited, in thousands)

	Nine Months Ended
	June 30, 2023	June 30, 2022
Cash Flows from Operating Activities
Net loss	$(61,710)	$(15,025)
Less: (Income) loss from discontinued operations	(1,061)	16,090
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Unrealized loss on equity security	—	2
Realized gain on sale of equity security	—	(1)
Impairment of bitcoin	1,017	11,452
Realized gain on sale of bitcoin	(762)	(2,026)
Bitcoin issued for services	510	451
Unrealized loss on derivative asset	1,110	2,144
Gain on fair value of contingent consideration	(2,485)	(346)
Non-cash lease expense	204	203
Stock based compensation	17,568	17,516
Depreciation and amortization	62,525	32,660
Provision for bad debts	165	219
Amortization of debt discount	42	15
Loss (gain) on write-off and disposal of assets	3	(643)
Income from in-kind receipts of miners	—	(308)
Changes in operating assets and liabilities
Mining of bitcoin	(115,661)	(104,882)
Proceeds from sale of bitcoin	111,889	108,070
(Decrease) in operating lease liabilities	(19)	(190)
Increase in accounts payable and accrued liabilities	3,504	3,112
(Increase) in prepaid expenses and other current assets	(412)	(9,697)
(Increase) in accounts receivables	(238)	85
(Increase) decrease in Inventory	(821)	162
Long -term deposits paid	(2,940)	—
Net cash provided by operating activities from Continuing Operations	$12,428	$59,063
Net cash provided by (used in) operating activities of Discontinued Operations	1,118	(6,583)
Net cash provided by operating activities	$13,546	$52,480

Cash Flows from Investing Activities
Payments on miners (including deposits)	$(165,508)	$(124,273)
Purchase of fixed assets	(42,634)	(32,105)
Settlement of holdbacks related to contingent consideration	—	(625)
Land acquisition in Sandersville, GA	(1,430)	—
Proceeds from sale of miners	—	3,498
Proceeds from the sale of equity securities	—	10
Acquisition of Coinmaker LLC	(9,389)	—
Acquisition of Mawson	(22,518)	—
Net cash used in investing activities - Continuing Operations	$(241,479)	$(153,495)
Net cash provided by investing activities - Discontinued Operations	2,462	—
Net cash used in investing activities	$(239,017)	$(153,495)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEANSPARK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW (Continued)
(Unaudited, in thousands)

	Nine Months Ended
	June 30, 2023	June 30, 2022
Cash Flows from Financing Activities
Payments on loans	$(12,493)	$(975)
Payments on preferred dividends	(21)	(314)
Payments on finance leases	(249)	(448)
Refund of loan commitment fee	150	—
Proceeds from loan payable	1,937	—
Proceeds from equipment backed loan	—	18,704
Proceeds from exercise of options and warrants	—	681
Proceeds from equity offerings, net	237,517	67,989
Net cash provided by financing activities - Continued Operations	$226,841	$85,637
Net cash provided by financing activities - Discontinued Operations	—	—
Net cash provided by financing activities	$226,841	$85,637

Net increase (decrease) in cash and cash equivalents	$1,370	$(15,378)

Cash and cash equivalents, beginning of period	$20,463	$18,040

Cash and cash equivalents, end of period	$21,833	$2,662
Supplemental disclosure of cash flow information
Cash paid for interest	$2,279	$353
Cash paid for tax	$—	$—
Non-cash investing and financing transactions
Shares issued for settlement of contingent consideration related to business acquisition	$2,840	$—
Receivables from exercise of options	$—	$100
Shares withheld for net settlement of restricted stock units related to tax withholdings	$1,468	$—
Fixed assets purchased through finance transactions	$493	$—
Software purchased with bitcoin	$229	$—
Shares issued for settlement of seller agreements related to acquisition	$—	$150
Preferred shares dividends accrued	$—	$335
Final payment withheld from equipment backed loan	$—	$644
Unrealized gain on investment in available-for-sale debt security	$86	$75

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEANSPARK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, $ in thousands, except per share amounts)

1.
ORGANIZATION

CleanSpark is a bitcoin mining company. The Company independently owns and operates five data centers in Georgia for a total developed capacity of 230 MW. The company is developing an additional 150 MW at its data center in Sandersville, GA. A partner in Massena, NY, hosts 50 MW for the Company. CleanSpark designs its infrastructure to responsibly support Bitcoin, the world’s most important digital commodity and an essential tool for financial independence and inclusion.

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

The accompanying unaudited consolidated financial statements include the accounts of CleanSpark, Inc., and the Company’s wholly owned subsidiaries, ATL Data Centers LLC ("ATL"), CleanBlok, CleanSpark DW, LLC, CleanSpark GLP, LLC, CSRE Properties Norcross, LLC, CSRE Property Management Company, LLC, CSRE Properties, LLC, CSRE Properties Washington, LLC, CSRE Properties Sandersville, LLC, CSRE Properties Dalton, LLC, and CleanSpark HQ, LLC. All intercompany transactions have been eliminated upon consolidation of these entities.

Liquidity

The Company has cash and cash equivalents of $21,833 and bitcoin of $13,925 as of June 30, 2023. As shown in the accompanying unaudited consolidated financial statements, the Company generated a net loss from continuing operations of $62,771 during the nine months ended June 30, 2023. The Company continues to generate cash inflows from operating activities from continuing operations, which were $12,428 during the nine months ended June 30, 2023. The Company has substantial cash outflows from investing activities from continuing operations due to its investments in capital expenditures and acquisitions in support of its bitcoin mining operations, and has generated cash inflows from financing activities from continuing operations, mainly attributed to proceeds from equity offerings. The Company generates sufficient cash flows from operating activities of continuing operations, which should continue to support its ongoing operations for the next twelve months. In addition, the Company has access to equity financing through its At-the-Market offering facility (see Note 9 and Note 15).

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

Cash and cash equivalents

Cash and cash equivalents include cash and amounts due from banks and restricted cash. The Company did not have any restricted cash as of June 30, 2023 or September 30, 2022 reported in the consolidated balance sheet.

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

Accounts receivable, net consists of the following:

($ in thousands)	June 30, 2023	September 30, 2022
Accounts Receivable, gross	$320	$247
Provision for doubtful allowances	(220)	(220)
Total Accounts Receivable, net	$100	$27

Inventory

Inventory balances mainly include supplies inventory used to maintain bitcoin mining facilities and are presented at net realizable value with cost being measured on a first-in, first-out basis. The Company periodically reviews inventories for unusable and obsolete items. Based on this evaluation, provisions are made to write inventories down to their net realizable value. Inventory was $1,037 and $216 as of June 30, 2023 and September 30, 2022, respectively.

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

Concentration Risk

At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of Federal Deposit Insurance Corporation ("FDIC") limits. The cash balance in excess of the FDIC limits was $21,583 and $20,213 as of June 30, 2023 and September 30, 2022, respectively. The accounts offered by the custodian of the Company’s bitcoin, which accounts totaled $13,925 and $11,147 as of June 30, 2023 and September 30, 2022, respectively, are not insured by the FDIC. The Company has not experienced any losses in such accounts.

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

Earnings (loss) per share

The Company reports earnings (loss) per share in accordance with FASB ASC 260-10 “Earnings Per Share,” which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. As of June 30, 2023, all common stock equivalents that consist of options, warrants and restricted stock units were excluded from the calculation of the diluted

(loss) per share calculation for the three and nine months ended June 30, 2023 as their effect is anti-dilutive. Provided below is the income (loss) per share calculation for the three and nine months ended June 30, 2023 and 2022:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
($ in thousands, except share and per share)	2023	2022	2023	2022
Continuing Operations
Numerator
(Loss) income from continuing operations	$(14,117)	$(16,611)	$(62,771)	$1,065
Preferred stock dividends	—	—	—	335
(Loss) income from continuing operations attributable to common shareholders	$(14,117)	$(16,611)	$(62,771)	$730

Denominator
Weighted- average common shares outstanding, basic	114,844,402	41,277,090	87,248,719	41,010,826
Dilutive impact of stock options and other share-based awards	—	—	2,289	81,202
Dilutive impact of contingent shares issued for business acquisition	—	—	387,126	—
Weighted- average common shares outstanding, diluted	114,844,402	41,277,090	87,638,134	41,092,028
(Loss) income from continuing operations per common share attributable to common shareholders
Basic	$(0.12)	$(0.40)	$(0.72)	$0.02
Diluted	$(0.12)	$(0.40)	$(0.72)	$0.02

Discontinued Operations
Numerator
Income (loss) on discontinued operations	$(102)	$(12,729)	$1,061	$(16,090)
Denominator
Weighted- average common shares outstanding, basic	114,844,402	41,277,090	87,248,719	41,010,826
Dilutive impact of stock options and other share-based awards	—	—	2,289	81,202
Dilutive impact of contingent shares issued for business acquisition	—	—	387,126	—
Weighted- average common shares outstanding, diluted	114,844,402	41,277,090	87,638,134	41,092,028
Income (loss) on discontinued operations per common share attributable to common shareholders
Basic	$(0.00)	$(0.31)	$0.01	$(0.39)
Diluted	$(0.00)	$(0.31)	$0.01	$(0.39)

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

In accordance with the FASB ASC 360-10, Property, Plant and Equipment, the carrying value of property and equipment and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value. During the nine months ended June 30, 2023 and 2022, the Company did not record an impairment expense on property and equipment.

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

The following table presents the activities of the bitcoin for the nine months ended June 30, 2023:

($ in thousands)	Amount
Balance as on September 30, 2022	$11,147
Addition of bitcoin	115,661
Carrying amount of bitcoin sold	(111,127)
Bitcoin issued for services	(510)
Bitcoin issued for software	(229)
Impairment loss	(1,017)
Balance as on June 30, 2023	$13,925

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

The following table presents the Company’s financial instruments that are measured and recorded at fair value on the Company’s balance sheets on a recurring basis, and their level within the fair value hierarchy as of June 30, 2023 and September 30, 2022:

June 30, 2023
($ in thousands)	Amount	Level 1	Level 2	Level 3
Derivative investment asset	$1,846	$—	$—	$1,846
Investment in debt security	696	—	—	696
Total	$2,542	$—	$—	$2,542

September 30, 2022
($ in thousands)	Amount	Level 1	Level 2	Level 3
Derivative investment asset	$2,956	$—	$—	$2,956
Investment in debt security	610	—	—	610
Total	$3,566	$—	$—	$3,566

There were no transfers between Level 1, 2 or 3 during the nine months ended June 30, 2023.

The activities of the financial instruments that are measured and recorded at fair value on the Company's balance sheets on a recurring basis during the nine months ended June 30, 2023 are described in Note 5 - Investments. The activity during the nine months ended June 30, 2023 relating to the contingent consideration is described in Note 3 - Acquisitions.

Income taxes

The Company’s calculation of its tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions. The Company recognizes tax liabilities for uncertain tax positions based on management’s estimate of whether it is more likely than not that additional taxes will be required. The Company had no uncertain tax positions as of June 30, 2023 and September 30, 2022.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of June 30, 2023 and September 30, 2022, the Company had no accrued interest or penalties related to uncertain tax positions.

Income tax expense (benefit) from operations for the nine months ended June 30, 2023 and 2022 was $0 in each period, which resulted primarily from maintaining a full valuation allowance against the Company's deferred tax assets.

Segment Reporting

The Company determines its operating segments based on how the Chief Operating Decision Maker ("CODM") views and evaluates operations, performance and allocates resources. Since June 30, 2022, the Company's only operating segment is the bitcoin mining business.

Discontinued Operations

As of June 30, 2022, the Company deemed its energy operations to be discontinued operations due to its strategic decision to strictly focus on its bitcoin mining operations and divest of the majority of its energy assets.

Through its discontinued operations segment, the Company previously provided energy solutions through its wholly-owned subsidiaries CleanSpark, LLC, CleanSpark Critical Power Systems, Inc., GridFabric, LLC, and Solar Watt Solutions, Inc. These solutions consisted of engineering, design and software solutions, custom hardware solutions, Open Automated Demand response, solar, energy storage for microgrid and distributed energy systems. The Company has since sold the majority of its assets related to the Energy Segment, which included software and intellectual property, and inventory. See Note 4 – Discontinued Operations.

The Company deems it appropriate to classify a business as a discontinued operation if the related disposal group meets all the following criteria: 1) the disposal group is a component of the Company; 2) the component meets the held-for-sale criteria; and 3) the disposal of the component represents a strategic shift that has a major effect on the Company's operations and financial results. Since June 30, 2022, the Company deemed its energy operations to be discontinued operation due to its strategic shift to strictly focus on its bitcoin mining operations and divest of its energy assets.

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current year presentation. In June 2022, the Company made a strategic shift to focus on the bitcoin mining business and divest of its energy businesses and assets. As a result, assets and liabilities related to the energy segment have been classified as held for sale for all periods presented. Additionally, amounts previously presented as part of continuing operations have been reclassified into discontinued operations for all periods presented.

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

3.
ACQUISITIONS

Acquisitions Relating to Continuing Operations

Coinmaker LLC Acquisition - Dalton, GA

On June 21, 2023, the Company completed the acquisition of two bitcoin mining facilities in Dalton, GA for $9,389. Each of the facilities are located on separate one acre sites, each of which are under land leases. The combined facilities are able to currently utilize 20 megawatts of power and is expected to host a total of approximately 6,000 miners. The transaction was accounted for as an asset acquisition, whereby the total purchase price is allocated first to the fair value of the assets acquired and any excess purchase price is allocated to the acquired assets pro-rata. No goodwill is calculated in an asset acquisition.

The allocation of the purchase price of the assets acquired are summarized below:

($ in thousands)	Preliminary Allocation at Acquisition Date
Land lease - right of use asset	$266
Operating lease liability	(266)
Building	1,328
Infrastructure	8,061
Total purchase price	$9,389

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

The following additional contingent consideration was included in the purchase price:

•
up to 1,100,890 shares of the Company's common stock (the “Earn-out Shares”) (which have a value of approximately $3,325 based upon the closing price of the Company's common stock on October 7, 2022), based upon the number of modular data centers on the Mawson Property occupied by Mawson being emptied and made available for our use. These Earn-out Shares had been classified as a liability in the Consolidated Balance Sheets in accordance with ASC 480, and accordingly was reported at fair value at the end of each reporting period. As of December 31, 2022, the fair value of this contingent liability was reduced to $2,840 from $3,325, resulting in a change in fair value of contingent consideration of $485 in Other Income (expense) in the Consolidated Statements of Operations and Comprehensive Loss. The shares associated with the earn-out were issued to Mawson in January 2023 (see Note 9 - Stockholders' Equity).
•
up to an additional $2,000 in a seller-financed earn-out payable at least 60 days post-closing if the Company receives written confirmation that it will be able to utilize at least an additional 150 megawatts ("MW") of power on the Mawson Property by the six month anniversary of the closing, April 8, 2023. Such written confirmation was not received by April 8, 2023, and accordingly, the Company determined this contingency criteria was not met by April 8, 2023 and has not paid the additional consideration;

however, Mawson has expressed the position, with which the Company disagrees, that this contingency criteria was in fact met. The Company is currently negotiating with the power provider and is confident that it will be able to reach an agreement to access at least 150 MW of power at the site later this year. The Company has adjusted the contingency liability to $0 as of June 30, 2023 and recognized $2,000 gain in Change in Fair Value of Contingent Consideration on the Statement of Operations and Comprehensive Loss.

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

Additionally, on August 17, 2022, in connection with the Land Purchase and Sale Agreement, the Company completed the purchase of a mix of S19 and S19 J Pro bitcoin miners with a total processing power equal to approximately 341,985 terahash per second, pursuant to an Equipment Purchase and Sale Agreement (together with the Land Purchase and Sale Agreement, the “WAHA Transaction”), from Waha Technologies, Inc., (“WAHA”, and collectively with SPRE, "WAHA & SPRE"), an affiliate of the SPRE. Pursuant to the Land Purchase and Sale Agreement and the Equipment Purchase and Sale Agreement the Company acquired substantially all of WAHA & SPRE's assets. The transaction was accounted for as an acquisition of a business.

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

Pro forma of Consolidated Financial Statements (Unaudited)

The following is the unaudited pro forma information assuming the consummation of each of the Mawson Transaction and WAHA Transaction occurred on October 1, 2021:

For the Nine Months Ended
($ in thousands, except share and per share)	June 30, 2022
Net sales from continuing operations	$151,354
Income from continuing operations	$4,927
Income from continuing operations per common share - basic	$0.11
Weighted average common shares outstanding – basic	43,701,891
Income from continuing operations per common share - diluted	$0.11
Weighted average common shares outstanding – diluted	43,783,093

Pro forma results of operations for the Mawson Transaction for the nine months ended June 30, 2023 were not presented since the Mawson Transaction occurred on October 8, 2022 and the results for the 8-day period would be immaterial. The WAHA Transaction was included during the entire nine months ended June 30, 2023. The unaudited pro forma consolidated financial results have been prepared for illustrative purposes only and do not purport to be indicative of the results of operations that would have actually resulted had the acquisitions occurred on the first day of the earliest period presented, or of future results of the consolidated entities. The unaudited pro forma consolidated financial information does not reflect any operating efficiencies and cost savings that may be realized from the integration of the acquisition. All transactions that would be considered inter-company transactions for pro forma purposes have been eliminated.

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

Provided below are the key areas of the financials that constitute the discontinued operations:

	June 30, 2023	September 30, 2022
ASSETS
Current assets
Accounts receivable, net	$509	$2,813
Inventory	4,400	4,400
Prepaid expense and other current assets	10	213
Total current assets held for sale	$4,919	$7,426

Property and equipment, net	11	11
Operating lease right of use asset	541	665
Intangible assets, net	—	869
Long-term assets held for sale	$552	$1,545

Total assets held for sale	$5,471	$8,971

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	$176	$919
Contract liabilities	—	117
Operating lease liability	172	163
Total current liabilities held for sale	348	1,199
Long-term liabilities
Operating lease liability, net of current portion	382	512
Total liabilities held for sale	$730	$1,711

	For the three months ended		For the nine months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Revenues, net
Energy hardware, software and services revenue	$11	$600	$140	$9,157
Total revenues, net	11	600	140	9,157

Costs and expenses
Cost of revenues (exclusive of depreciation and amortization shown below)	41	712	129	7,317
Professional fees	9	1	113	64
Payroll expenses	68	715	376	4,006
General and administrative expenses	(8)	520	76	996
Impairment expense - fixed assets		32	—	32
Impairment expense - intangibles		1,402	—	1,402
Impairment expense - other	—	2,144	100	2,144
Impairment expense - goodwill		7,001	—	7,001
Depreciation and amortization		801	—	2,282
Total costs and expenses	110	13,328	794	25,244

Loss from operations	$(99)	$(12,728)	$(654)	$(16,087)

Other income (expense)
Gain on disposal of assets	—	—	1,721	—
Interest expense	(3)	(1)	(6)	(3)
Total other income (expense)	(3)	(1)	1,715	(3)

(Loss) Income before income tax (expense) or benefit	(102)	(12,729)	1,061	(16,090)
Income tax benefit (expense)	—	—	—	—
Net (loss) income attributable to common shareholders	$(102)	$(12,729)	$1,061	$(16,090)

5.
INVESTMENTS

As of June 30, 2023 and September 30, 2022, the Company had total investments of $2,542 and $3,566, respectively, that are comprised of the following:

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

Pursuant to the terms of the SPA with ILAL, the Company purchased 1,000 shares of Series B Preferred Stock of ILAL (the “ILAL Preferred Stock”) for an aggregate purchase price of $500, less certain expenses and fees. The Series B Preferred Stock accrue cumulative in-kind accruals at a rate of 12% per annum and were redeemable on August 6, 2020. The ILAL Preferred Stock can be converted into common stock at a variable rate (refer to the discussion on embedded derivative assets below). This variable conversion ratio will increase by 10% with the occurrence of certain events. Since the investments were not redeemed on August 6, 2020, they are now redeemable at the Company`s option in cash or into common stock, based on the conversion ratio. The ILAL Preferred Stock is recorded as an available-for-sale ("AFS") debt security and is reported at its estimated fair value as of June 30, 2023. Any change in the fair values of AFS debt securities are reported net of income tax as an element of Other Comprehensive income.

The Company accrued interest, net on our available-for-sale debt securities totaling nil as of June 30, 2023 and September 30, 2022, respectively. The fair value of investment in Debt Securities is $696 and $610 as of June 30, 2023 and September 30, 2022, respectively. The Company has included gain on change in fair value of preferred stock amounting to $86 for the nine months ended June 30, 2023, and $75 for the nine months ended June 30, 2022, as part of other comprehensive income in the Consolidated Statements of Operations and Comprehensive Income (Loss).

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

Total fair value of investment in derivative assets as of June 30, 2023 and September 30, 2022, respectively was $1,846 and $2,956. The Company fair values the debt security as a straight debt instrument based on liquidation value and accrued interest to date. The fair value of the derivative asset is based on the difference in the fair value of the debt security determined as a straight debt instrument and the fair value of the debt security if converted as of the reporting date. The Company recorded an unrealized loss on derivative assets for $1,110 for the nine months ended June 30, 2023, compared to an unrealized loss on derivative assets for $2,144 for the nine months ended June 30, 2022.

The following table sets forth a reconciliation of carrying value of all investments as of June 30, 2023:

($ in thousands)	ILAL Debt Securities	ILAL Derivative Asset
Balance as of September 30, 2022	$610	$2,956
Unrealized loss on derivative asset	—	(1,110)
Unrealized gain on fair value recognized in other comprehensive income	86	—
Balance as of June 30, 2023	$696	$1,846

6.
INTANGIBLE ASSETS

Intangible assets consist of the following as of June 30, 2023 and September 30, 2022:

	June 30, 2023			September 30, 2022
($ in thousands)	Intangible assets	Accumulated amortization	Net intangible assets	Intangible assets	Accumulated amortization	Net intangible assets
Software	$440	$(68)	$372	$210	$—	$210
Websites	15	(7)	8	23	(11)	12
Strategic Contract	9,800	(5,064)	4,736	9,800	(3,537)	6,263
Total	$10,255	$(5,139)	$5,116	$10,033	$(3,548)	$6,485

Amortization expense for the nine months ended June 30, 2023 and 2022 was $1,599 and $1,475, respectively.

The Company expects to record amortization expense of intangible assets over the next 5 years and thereafter as follows:

Fiscal Year
($ in thousands)	June 30, 2023
Remainder of FY 2023	$513
2024	2,053
2025	2,050
2026	415
2027	78
Thereafter	7
Total	$5,116

7.
PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

($ in thousands)	June 30, 2023	September 30, 2022
Land	$4,144	$2,978
Land improvements	1,564	1,530
Building and improvements	52,198	32,332
Leasehold improvements	672	114
Miners	450,092	356,501
Mining equipment	18,693	17,587
Infrastructure	26,787	12,422
Machinery and equipment	1,963	1,269
Furniture and fixtures	377	331
Construction in progress	39,960	4,816
Total	$596,450	$429,880
Less: accumulated depreciation	(114,022)	(53,099)
Property and equipment, net	$482,428	$376,781

Depreciation expense for the nine months ended June 30, 2023 and 2022 was $60,926 and $31,185, respectively. There were no disposals during either the three months ended June 30, 2023 and 2022. For the nine months ended June 30, 2023, the Company disposed of $5 of miscellaneous furniture and recognized a $3 loss on disposal. For the nine months ended June 30, 2022, $4,390 of property and equipment was disposed of for a gain of $643, which included $411 of property and equipment that was written-off resulting in a loss of $278.

The Company placed-in service property and equipment of $122,042 during the nine months ended June 30, 2023, which includes $31,193 in property and equipment acquired in the Mawson Transaction. This increase in fixed assets primarily consisted of miners and mining equipment of $94,698, which includes $12,914 acquired in the Mawson Transaction.

On April 7, 2023, CleanSpark HQ, LLC (“HQLLC”), a single member limited liability company and subsidiary wholly owned by the Company, purchased certain real property located at 10424 South Eastern Ave., Suite 200, Henderson, Nevada (the "Eastern Property") for $4,100. The property consists of approximately 15,000 square feet of office space. The Company intends to utilize this office space as its new corporate headquarters. The real property is recorded in construction in progress as of June 30, 2023 as there are building improvements occurring for which the completion is expected to occur in the first quarter of fiscal 2024.

On May 1, 2023, the Company entered into a Purchase and Sale agreement with the Development Authority of Washington County to purchase 16.35 acres of land that was previously leased by the Company and additional 10 acres of parcels in Sandersville, GA ("Sandersville Land") for a purchase price of $1,300 (the agreement was subsequently amended in June 2023 to increase the purchase price to $1,400). The leased land had been subject to an operating lease which was acquired by the Company under the Mawson Transaction. In accordance with ASC 842-Leases, the Company reassessed the lease classification as a financing lease and recorded land at the present value of the lease term (net of the carrying amount of the operating lease at time of conversion) and the land was recorded at $1,167. The land was also reclassified from finance lease right of use asset to land upon final payment being made on June 30, 2023.

Construction in progress: The Company is expanding its facilities in the State of Georgia, including infrastructure, building, and land improvements to expand its mining operations.

As of June 30, 2023, the Company has outstanding deposits totaling $98,594 for mining equipment included in long-term assets on the Consolidated Balance Sheets.

8.
LEASES

On October 1, 2019, the Company adopted the amendments to ASC 842-Leases, which requires lessees to recognize lease assets and liabilities arising from operating leases on the balance sheet. The Company adopted the new lease guidance using the modified retrospective approach and elected the transition option issued under ASU 2018-11, Leases (Topic 842) Targeted Improvements, allowing entities to continue to apply the legacy guidance in ASC 840, Leases, to prior periods, including disclosure requirements.

The Company has operating leases which are for land and office space and finance leases which are primarily related to equipment used at its data center. In connection with the Mawson Transaction (see Note 3), the Company assumed a land lease in Sandersville, GA, (see Note 7) with the original term expiring in July 2023, but including eight separate three-year lease extension options. The operating lease liability recorded in connection with the acquisition assumes a full lease term of approximately 25 years with a discount rate of 6%. The assumed land lease included approximately $75 in quarterly lease payments with a 4% increase in scheduled lease payments effective each successive lease option is exercised.

In connection with the acquisition of the Sandersville Land (see Note 7), the Company reassessed the operating lease on May 1, 2023 as a finance lease. Such new finance lease was for a period between May 1, 2023 and June 30, 2023. On June 30, 2023, the agreement was finalized and the purchase price was paid, accordingly, there is no lease obligation outstanding for the Sandersville Land.

The Company's lease costs recognized during the nine months ended June 30, 2023 and 2022 in the unaudited Consolidated Statements of Operations and Comprehensive Loss consist of the following:

	For the three months ended		For the nine months ended
($ in thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Operating lease cost (1)	$62	$194	$221	$250
Finance lease cost:
Depreciation expense of financed assets	$37	$94	$156	$284
Interest on lease obligations	$20	$9	$30	$30

(1) Included in general and administrative expenses

Other lease information is as follows:

	For the nine months ended
($ in thousands)	June 30, 2023	June 30, 2022
Cash paid for amounts included in measurement of lease obligations:
Operating cash outflows from operating leases	$240	$237
Operating cash outflows from finance leases	$30	$237
Financing cash outflows from finance leases	$249	$448

	June 30, 2023	September 30, 2022
Weighted-average remaining lease term - operating leases	4.0 years	3.2 years
Weighted-average remaining lease term - finance leases	2.1 years	1.5 years
Weighted-average discount rate - operating leases	5.40%	4.50%
Weighted-average discount rate - finance leases	5.50%	5.50%

The following is a schedule of the Company's lease liabilities by contractual maturity as of June 30, 2023:

($ in thousands) Fiscal Year	Operating Leases	Finance Leases
Remainder of Fiscal 2023	$67	$54
2024	214	134
2025	201	9
2026	204	—
2027	106	—
Thereafter	32	—
Gross lease liabilities	824	197
Less: imputed interest	(72)	(6)
Present value of lease liabilities	$752	$191
Less: Current portion of lease liabilities	(194)	(168)
Total lease liabilities, net of current portion	$558	$23

9.
STOCKHOLDERS’ EQUITY

Overview

The Company’s authorized capital stock consists of 300,000,000 shares of common stock and 10,000,000 shares of preferred stock, par value $0.001 per share. In the 2023 Annual Meeting of Stockholders held in March 2023, the Company's stockholders approved an amendment to the Company's Articles of Incorporation to increase the number of shares of common stock authorized for issuance from 100,000,000 to 300,000,000. As of June 30, 2023, there were 131,776,484 shares of common stock issued and outstanding and 1,750,000 shares of preferred stock issued and outstanding. As of September 30, 2022, there were 55,661,337 shares of common stock issued and outstanding and 1,750,000 shares of preferred stock issued and outstanding.

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

Common stock issuances during the nine months ended June 30, 2023

The Company issued 71,748,638 shares of common stock under its ATM Agreement resulting in net proceeds of $237,517 during the nine months ended June 30, 2023.

The Company issued 2,298,822 shares of common stock in relation to the settlement of restricted stock awards and withheld 539,961 shares of common stock of $1,468 for net settlement.

The Company issued 1,590,175 shares of common stock valued at $4,803 as consideration in connection with business acquisitions.

The Company issued 1,100,890 shares of common stock valued at $2,840 in settlement of the contingent purchase price in connection with the Mawson Transaction.

Common stock returned during the nine months ended June 30, 2023

The Company had 83,417 shares of common stock returned in connection with the ATL acquisition due to nonsatisfaction of certain milestones.

Common stock issuances during the nine months ended June 30, 2022

The Company issued 105,520 shares of common stock in relation to the exercise of options.

The Company issued 8,404 shares of common stock valued at $150 for the settlement of contingent consideration related to a business acquisition.

The Company issued 4,017,652 shares of common stock under its ATM Agreement, resulting in net proceeds of $67,989.

The Company issued 5,238 shares of common stock valued at $60 as compensation for Director services.

Common stock returned during the nine months ended June 30, 2022

The Company had 232,518 shares of common stock returned back to the Company as part of the settlement of contingent consideration and holdbacks related to business acquisition.

10.
STOCK WARRANTS

The following is a summary of stock warrant activity during the nine months ended June 30, 2023.

	Number of Warrant Shares	Weighted Average Exercise Price ($)
Balance, September 30, 2022	202,220	$13.03
Warrants granted	—	—
Warrants expired	(11,660)	8.00
Warrants canceled	—	—
Warrants exercised	—	—
Balance, June 30, 2023	190,560	$13.34

As of June 30, 2023, there were warrants exercisable to purchase 190,560 shares of common stock in the Company and there were no warrants that were unvested. These warrants have a weighted average exercise price of $13.34. During the nine months ended June 30, 2023, there were no exercise of warrants.

As of June 30, 2023, the outstanding warrants have a weighted average remaining term of 2.34 years and an intrinsic value of $5.

11.
STOCK-BASED COMPENSATION

The Company sponsors a stock-based incentive compensation plan known as the 2017 Incentive Plan (the “Plan”), which was established by the Board of Directors of the Company on June 19, 2017. As of September 2022, an aggregate of 3,500,000 shares of common stock were authorized for issuance under the Plan.

In March 2023, the stockholders approved an amendment to the Plan, as amended to date, to (i) increase the number of shares authorized for issuance thereunder from 3,500,000 shares of common stock to 11,512,000 shares and (ii) add an evergreen provision to, on April 1st and October 1st of each year, automatically increase the maximum number of shares of common stock available under the Plan to fifteen percent (15% ) of the Company's outstanding shares of common stock, in each case as of the last day of the immediately preceding month. On March 31, 2023, there were 96,950,555 outstanding shares of common stock, and accordingly on April 1, 2023, the total shares authorized for issuance under the Plan increased to 14,542,583.

As of June 30, 2023, after giving effect to the evergreen provision and the effectiveness of grants of equity awards that were conditioned on stockholder approval of the amendment to the Plan, there were 4,839,019 shares available and authorized for issuance under the Plan.

STOCK OPTIONS

The following is a summary of stock option activity during the nine months ended June 30, 2023:

	Number of Option Shares	Weighted Average Exercise Price ($)
Balance, September 30, 2022	1,418,938	19.11
Options granted	73,500	3.19
Options expired	(44,600)	6.05
Options canceled/forfeited	(140,503)	12.55
Options exercised	—	—
Balance, June 30, 2023	1,307,335	$19.37

As of June 30, 2023, there were options exercisable to purchase 901,028 shares of common stock in the Company and 406,307 unvested options outstanding that cannot be exercised until vesting conditions are met. As of June 30, 2023, the outstanding options have a weighted average remaining term of 3.53 years and an intrinsic value of $82.

For the nine months ended June 30, 2023, the Company also granted 73,500 options to purchase shares of common stock to employees with a total fair value of $186.

The Black-Scholes model utilized the following inputs to value the options granted during the nine months ended June 30, 2023:

Fair value assumptions Options:	June 30, 2023
Risk free interest rate	2.65% - 4.23%
Expected term (years)	5.50 - 5.85
Expected volatility	176.8% - 194.9%
Expected dividends	0%

The Company recognized stock-based compensation expense relating to stock options of $1,485 and $1,676 for the three months ended June 30, 2023 and 2022 and $4,630 and $6,591 for the nine months ended June 30, 2023 and 2022. As of June 30, 2023, the Company expects to recognize $7,367 of stock-based compensation for the non-vested outstanding options over a weighted-average period of approximately one-year.

RESTRICTED STOCK UNITS

The following table summarizes the performance-based restricted stock units at the maximum award amounts based upon the respective performance share agreements. Actual shares that will vest depend on the attainment of the performance-based criteria.

	Number of Shares	Weighted Average Fair Value Per Share	Aggregate Intrinsic Value
Outstanding at September 30, 2022	5,448,548	$4.93	$17,326
Granted	420,552	2.37
Vested	(1,628,664)	4.46
Cancelled	(40,000)	-
Forfeited	(4,048)	29.34
Outstanding at June 30, 2023	4,196,388	$4.75	$18,003

During the nine months ended June 30, 2023, the Company granted 420,552 RSUs, of which 360,552 are service period based and 60,000 were based on performance conditions. Included in these grants were 355,552 RSUs granted to members of the Board of Directors, which were granted for fiscal 2023 and were effectively granted upon shareholder approval of an increase in the number of shares available under the Company’s equity incentive plan in March 2023. The RSU awards to the Board of Directors vest quarterly over fiscal year 2023 and have a combined grant date fair value of $800. In June 2023, the Company amended the employment agreement of its General Counsel, SVP Compliance to exchange the outstanding 40,000 market based restricted shares for 30,000 performance based awards based on the Company reaching certain EH/s targets. The modification of the awards resulted in no incremental fair value.

The Company recognized stock-based compensation expense relating to restricted stock units of $4,462 and $3,537 for the three months ended June 30, 2023 and 2022 and $12,938 and $10,925 for the nine months ended June 30, 2023 and 2022. As of June 30, 2023, the Company had $13,790 in unrecognized compensation costs related to RSU awards that it expects to recognize over a weighted average period of 1.2 years.

12.
COMMITMENTS AND CONTINGENCIES

Purchase of bitcoin mining related equipment

The Company has $81,305 in open purchase commitments for miners or mining equipment as of June 30, 2023. These commitments pertain to the purchase transaction with Bitmain Technologies Delaware Limited signed in April 2023 for the purchase of 45,000 XP mining machines for a purchase price up to $144,900 (based on coupons). As of June 30, 2023, $63,595 of payments have been made and are recorded as deposits for mining equipment or miners.

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

Contractual future payments

The following table sets forth certain information concerning our obligations to make contractual future payments towards our agreements as of June 30, 2023:

($ in thousands)	Remainder of Fiscal Year 2023	Fiscal 2024	Fiscal 2025	Fiscal 2026	Fiscal 2027	Thereafter	Total
Recorded contractual obligations:
Operating lease obligations	$67	$214	$201	$204	$106	$32	$824
Finance lease obligations	54	134	9	—	—	—	197
Loans	2,539	8,766	8,463	821	94	89	20,772
Construction in progress	23,634	—	—	—	—	—	23,634
Miners and mining equipment contracts	81,305	—	—	—	—	—	81,305
Total	$107,599	$9,114	$8,673	$1,025	$200	$121	$126,732

Contingent consideration

Mawson Property Acquisition

In connection with the Mawson Transaction (as discussed in Note 3), the Company and seller agreed to up to $2,000 of seller financing if the Company received, by April 8, 2023, written confirmation reasonably acceptable to it that it will be able to utilize at least 150 MW of additional power at the site. Such written confirmation was not received by April 8, 2023. See Note 3 for additional description of the resolution of this contingency. As of June 30, 2023, the Company has $0 recorded as contingent liability associated with the Mawson Transaction.

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

Hasthantra filed an Amended Complaint on February 28, 2022 (the “Amended Class Complaint”). In the Amended Class Complaint, Love is no longer a defendant and S. Matthew Schultz (“Schultz”) has been added as a defendant (the Company, Bradford and Schultz, collectively, the “Defendants”). The Amended Class Complaint alleges that, between December 10, 2020 and August 16, 2021 (the “Class Period”), Defendants made material misstatements and omissions regarding the Company’s acquisition of ATL and its anticipated expansion of bitcoin mining operations. In particular, Plaintiffs allege that Defendants: (1) were misleading in their various public announcements related to the timeline for expanding ATL’s mining capacity; and (2) failed to disclose other material conditions purportedly related to the Company’s acquisition of ATL, including that an ATL predecessor had filed for bankruptcy about six months prior to the acquisition, that another bitcoin miner had declined to acquire ATL, and that a related party had performed an audit of ATL for the Company. The Amended Class Complaint seeks: (a) certification of the Class, (b) an award of compensatory damages to the Class, and (c) an award of reasonable costs and expenses incurred by the Class in the litigation.

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

The Class Action may distract the Company and cost the Company’s management time, effort and expense to defend against the claims made in the Amended Class Complaint. Notwithstanding the Company’s belief that the claims are without merit, no assurance can be given as to the outcome of the Class Action, and in the event the Company does not prevail in such action, the Company, its business, financial condition and results of operations could be materially and adversely affected.

Shareholder Derivative Actions

Consolidated Ciceri Derivative Actions

On May 26, 2021, Andrea Ciceri (“Ciceri”), derivatively on behalf of CleanSpark, Inc., filed a verified shareholder derivative action (the “Ciceri Derivative Action”) in the United States District Court in the District of Nevada against certain of the Company’s officers and directors (collectively referred to as “Ciceri Derivative Defendants”) (Ciceri v. Bradford, Schultz, Love, Beynon, McNeill and Wood). On June 22, 2021, Mark Perna (“Perna”) (Ciceri, Perna, and Ciceri Derivative Defendants collectively referred to as the “Parties”) filed a verified shareholder derivative action (the “Perna Derivative Action”) in the same Court against the same Ciceri Derivative Defendants, making substantially similar allegations. On June 29, 2021, the Court consolidated the Ciceri Derivative Action with the Perna Derivative

Action in accordance with a stipulation among the parties (the consolidated case referred to as the “Consolidated Ciceri Derivative Action”). The Consolidated Ciceri Derivative Action alleges that Ciceri Derivative Defendants: (1) made materially false and misleading public statements about the Company’s business and prospects; (2) did not maintain adequate internal controls; and (3) did not disclose several related party transactions benefitting insiders, questionable uses of corporate assets, and excessive compensation. The claims asserted against all Ciceri Derivative Defendants include breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. On or about November 2, 2021, plaintiffs in the Consolidated Ciceri Derivative Action withdrew their claim for contribution under Sections 10(b) and 21D of the Securities and Exchange Act, which had been asserted against only Bradford and Love. The Consolidated Derivative Action seeks declaratory relief, monetary damages, and imposition of adequate corporate governance and internal controls. Plaintiffs were given the opportunity to submit an Amended Complaint by November 25, 2021, but elected not to. In January 2022, the Parties agreed to stay the entirety of the case pending the outcome of the Motion to Dismiss in the Class Action. On January 5, 2023, the Class Action Motion to Dismiss was denied, thereby terminating the stay in this matter. On April 20, 2023, the Ciceri Derivative Defendants filed a Motion to Dismiss the Consolidated Derivative Action. Plaintiffs’ filed their opposition on June 12, 2023 and Defendants’ filed their reply in further support of their Motion to Dismiss on July 13, 2023.

The Company believes that the claims raised in that case are without merit. The Company intends to both defend itself vigorously against these claims and to vigorously prosecute any counterclaims.

The Consolidated Ciceri Derivative Action may distract the Company and cost the Company’s management time, effort and expense to defend against the claims. Notwithstanding the Company’s belief that the claims are without merit, no assurance can be given as to the outcome of the Consolidated Derivative Action, and in the event the Company does not prevail in such action, the Company, its business, financial condition and results of operations could be materially and adversely affected.

Consolidated Smith Derivative Actions

On February 21, 2023, Brandon Smith (“Smith”), derivatively on behalf of CleanSpark, Inc., filed a verified shareholder derivative action in the Eighth Judicial District Court of the State of Nevada in and for Clark County against certain of the Company’s officers and directors (Smith v. Bradford, Love, Schultz, Beynon, McNeill and Wood).

On February 24, 2023, Plaintiff Nicholas Iraci (“Iraci”), derivatively on behalf of CleanSpark, Inc., filed a verified shareholder derivative action (the “Iraci Derivative Action”) in the Eighth Judicial District Court of the State of Nevada in and for Clark County against certain of the Company’s officers and directors (Iraci v. Bradford, Love, Schultz, Beynon, McNeill and Wood).

On March 1, 2023, Plaintiff Eric Atanasoff (“Atanasoff”), derivatively on behalf of CleanSpark, Inc., filed a verified shareholder derivative action (the “Atanasoff Derivative Action”) in the Eighth Judicial District Court of the State of Nevada in and for Clark County against certain of the Company’s Officers and Directors (Atanasoff v. Bradford, Schultz, Beynon, McNeill, and Wood).

On March 8, 2023, Plaintiff Travis France (“France”), derivatively on behalf of CleanSpark, Inc., filed a verified shareholder derivative action (the “France Derivative Action”) in the Eighth Judicial District Court of the State of Nevada in and for Clark County against certain of the Company’s officers and directors (France v. Bradford, Love, Tadayon, Schultz, Beynon, McNeill and Wood).

The Smith Derivative Action, Iraci Derivative Action, Atanasoff Derivative Action and France Derivative Action each contain substantially similar allegations, namely that the defendants: (1) made materially false and misleading public statements about the Company’s business and prospects; (2) were misleading in their various public announcements related to the timeline for expanding ATL’s mining capacity; (3) failed to disclose other material conditions purportedly related to the Company’s acquisition of ATL, including that an ATL predecessor had filed for bankruptcy about six months prior to the acquisition, that another bitcoin miner had declined to acquire ATL, and that a related party had performed an audit of ATL for the Company; (4) did not maintain adequate internal controls; and (5) did not disclose several related party transactions benefitting insiders and excessive compensation.

Between February and June 2023, the respective parties to the Smith Derivative Action, Iraci Derivative Action, Atanasoff Derivative Action and France Derivative Action litigated federal court versus state court jurisdictional issues and, ultimately, each of the aforementioned derivative actions were consolidated into the Smith Derivative Action in the Eighth Judicial District Court of Nevada (the “Consolidated Smith Derivative Actions”).

The claims asserted in each of the Consolidated Smith Derivative Actions include breach of fiduciary duties, aiding and abetting breach of fiduciary duties, unjust enrichment and corporate waste. The damages sought in each of the Consolidated Smith Derivative Actions include monetary damages, restitution, declaratory relief, litigation costs, and imposition of adequate corporate governance and internal controls. However, Plaintiffs have until August 11, 2023, to designate or file an operative complaint for the Consolidated Smith Derivative Actions.

The Company believes that the claims raised in Consolidated Smith Derivative Actions are without merit. The Company intends to both defend itself vigorously against these claims and to vigorously prosecute any counterclaims.

The Consolidated Smith Derivative Actions may distract the Company and cost the Company’s management time, effort and expense to defend against the claims. Notwithstanding the Company’s belief that the claims are without merit, no assurance can be given as to the outcome of the Consolidated Smith Derivative Actions, and in the event the Company does not prevail in such action, the Company, its business, financial condition and results of operations could be materially and adversely affected.

Solar Watt Solutions, Inc., v. Pathion, Inc.

On January 6, 2022, Solar Watt Solutions, Inc., (“SWS”) filed suit in the Superior Court of the State of California in the County of Santa Clara against Pathion, Inc. (“Pathion”) for breach of contract, conversion, unjust enrichment and negligent misrepresentation. Prior to its acquisition by the Company, SWS paid Pathion $419 for solar batteries and related equipment for delivery in August 2019, later amended to November 2019. Pathion never delivered any of the items purchased by SWS. Pathion’s breach resulted in SWS being unable to complete a separate contract and cost the end-user client over $15 per month in electricity costs. SWS is seeking an award of compensatory damages totaling over $500. Pathion filed an answer on or around February 16, 2022, generally denying the claims asserted by SWS. SWS served discovery on Pathion in May 2022; Pathion did not serve responses. Accordingly, SWS filed a Motion for Order Establishing Admissions and for Sanctions on July 25, 2022 and was awarded $2 in sanctions. The parties are currently engaged in the discovery process and a trial date is scheduled for March 2024.

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

On January 27, 2023, the Superior Court of the State of California in the County of San Diego orally granted Plaintiff’s Motion for a pre-judgment Writ of Attachment. While no written order has been received as of the date of this filing, this Writ of Attachment will likely provide Plaintiff with right to seek a lien on any Company assets located in California. The Company had recorded a legal reserve of $1,100 in December 2022 in connection with this matter, which had represented the Plaintiff’s unmitigated damages less what the Company has already paid. In April 2023, the Company settled the suit with Darfon for a total amount of $3,800. The Company recorded the additional settlement expense of $2,700 in March 2023, which is included in professional fees on the consolidated statement of operations and comprehensive income (loss). Plaintiff has filed a request for dismissal with prejudice and the parties are awaiting entry of the same by the Court.

13.
MAJOR CUSTOMERS AND VENDORS

The Company has one mining pool operator (Foundry Digital) that represented over 99% of revenue for all periods ended for the three and nine months ended June 30, 2023 and 2022.

For the nine months ended June 30, 2023 and 2022, the Company had the following significant suppliers of mining equipment.

	Nine Months Ended
	June 30, 2023	June 30, 2022
Sunnyside Digital Inc.	7.77%	—
Cryptech Solutions	37.74%	87.68%
Bitmain Technologies Ltd.	54.49%	12.32%

14.
LOANS

As of June 30, 2023, the Company had a gross balance outstanding of $18,052, netted against discount on the loans payable of $204. Total principal payments on loans during the nine months ended June 30, 2023 was $12,493.

The following is a schedule of the Company's future loan payments and loan balance, net of debt discount, as of June 30, 2023:

($ in thousands)	Maturity Date	Rate	Debt Balance, Net
Master Equipment Financing Arrangement	Apr-25	13.80%	$13,074
Mortgage - Corporate Facility	Apr-25	10.00%	$1,942
SPRE Commercial Group, Inc.	Aug-23	12.00%	342
Marquee Funding Partners	Jul-26 - Feb-27	13.00%	1,830
Auto & Equipment Loans	Oct-26 - Oct-28	0.99-9.60%	660
Total Loans Outstanding			$17,848
Less: current portion of long-term loans			(7,076)
Long-term loans, excluding current portion			$10,772

($ in thousands)	5-Year Loan Maturities
Outstanding Loan	FY 2023	FY 2024	FY 2025	FY 2026	FY 2027	Thereafter	Total
Master Equipment Financing Arrangement	$1,490	$6,508	$5,221	$—	$—	$—	$13,219
Mortgage - Corporate Facility	—	—	2,000	—	—	—	2,000
SPRE Commercial Group, Inc.	343	—	—	—	—	—	343
Marquee Funding Partners	105	458	521	593	153	—	1,830
Auto & Equipment Loans	37	152	159	148	81	83	660
Total principal amount of loan payments by fiscal year	$1,975	$7,118	$7,901	$741	$234	$83	$18,052
Unamortized deferred financing costs and discounts							(204)
Total loan book value as of June 30, 2023							$17,848

Mortgage - Corporate Office

On May 10, 2023, HQLLC completed a refinancing transaction whereby it borrowed a net $1,937 against the equity of the real property purchased in April that is intended for the future Corporate Office (see Note 7). The loan agreement has a two year term, 10% interest rate and monthly interest only payments until maturity.

Master Equipment Financing Agreement

On April 22, 2022, the Company entered into a Master Equipment Financing Agreement with Trinity Capital Inc. (the "Lender"). The Master Equipment Financing Agreement provided for up to $35,000 of borrowings to finance the Company’s acquisition of blockchain computing equipment. The Company received a loan of $20,000 at closing, with the remaining $15,000 fundable upon the Company's request, if requested no later than December 31, 2022, subject to certain customary conditions. The Company did not request the funding and agreed with the Lender that the related 1% loan commitment fee for the unused portion would be refunded to the Company, which was received in December 2022. The borrowings under the Master Equipment Financing Agreement are collateralized by 3,336 S19j Pro miners, which are located at our Godby, GA and Norcross, GA sites.

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

Auto Loans

The Company has entered into various financing arrangements to purchase vehicles and non-miner equipment with combined principal amount of $660. The loans vary in terms from 48-72 months with annual interest rates ranging from 0.99% - 9.60%. The loans are secured with the purchased vehicles and equipment. During the nine months ended June 30, 2023, the Company entered into five separate agreements for the purchase of machinery and equipment and mining equipment with a combined principal of $493, with terms ranging from 48-72 months and interest rates ranging from 0.99%-9.60%.

15.
SUBSEQUENT EVENTS

From July 1, 2023 through August 8, 2023, the Company issued 20,186,538 shares under its ATM Agreement resulting in net proceeds of $119,062. The proceeds will be utilized to fund capital expenditures associated with the expansion of mining facilities and the purchase of miners.

From July 1, 2023 through August 8, 2023, the Company issued 680,306 shares of common stock in connection with the vesting of restricted stock awards.

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

Company Overview

We are a bitcoin mining company. We independently own and operate five data centers in Georgia for a total developed capacity of 230 MW. We are developing an additional 150 MW at our data center in Sandersville, GA. We have a partner in Massena, NY, that hosts 50 MW for us. We design our infrastructure to responsibly support Bitcoin, the world’s most important digital commodity and an essential tool for financial independence and inclusion. We strive to leave the planet better than we found it by investing in communities that source low-carbon energy, like wind, solar, nuclear, and hydro. We cultivate trust and transparency among our employees, the communities we operate in, and the people around the world who depend on Bitcoin.

Bitcoin Mining

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

Factors such as access to computer processing capacity, interconnectivity, electricity cost, environmental factors (such as cooling capacity) and location play important roles in mining. As of June 30, 2023, our operating mining units were capable of producing over 6.7 exahash per second (“EH/s”) of computing power. In bitcoin mining, “hashrate” is a measure of the computing and processing power and speed by which a mining computer mines and processes transactions on the bitcoin network. We expect to continue increasing our computing power through 2023 and beyond as we expand our infrastructure at our owned sites in the State of Georgia, seek strategic acquisition targets, and through strategic co-location agreements. As of the date of this filing, August 9, 2023, we are capable of producing 9.0 EH/s of computing power. A company’s computing power measured in hashrate is generally considered to be one of the most important metrics for evaluating bitcoin mining companies.

We own approximately 91,000 miners as of June 30, 2023, of which approximately 68,000 are in service and the remainder mainly pertains to new machines ready to install in the Washington and Dalton expansions. These miners range in age from 1-37 months and have an average age of approximately 12 months. We do not have scheduled downtime for our miners, however, we periodically perform unscheduled maintenance on our miners, but such downtime has not historically been significant. When performing unscheduled maintenance, we will typically replace the miner with a substitute miner to limit overall downtime. The miners owned as of June 30, 2023 have a range of energy efficiency (watts per terahash – “w/th”) of 21.5 to 38 w/th with an average energy efficiency of 29.9 w/th.

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

The value of bitcoin has historically been subject to wide swings. The following table provides a range of intraday low and intraday high bitcoin prices between October 1, 2021 through June 30, 2023.

Range of intraday bitcoin prices (presented in actual amounts without rounding)
Quarterly Reporting Periods Ended	Minimum Price	Maximum Price
December 31, 2021	$42,333	$69,000
March 31, 2022	$32,933	$48,240
June 30, 2022	$17,567	$47,469
September 30, 2022	$18,153	$25,215
December 31, 2022	$15,460	$21,479
March 31, 2023	$16,490	$29,190
June 30, 2023	$24,750	$31,444

As of June 30, 2023, we held approximately 529 bitcoins. The carrying value of our bitcoins as of June 30, 2023 was $13,925 on our Consolidated Balance Sheet. We account for our bitcoin as indefinite-lived intangible assets, which are subject to impairment losses if the fair value of our bitcoin decreases below their carrying value at any time since their acquisition. Impairment losses cannot be recovered for any subsequent increase in fair value. The carrying value of each bitcoin we held at the end of each reporting period reflects the lowest price of one bitcoin quoted on the active exchange at any time since its acquisition. Therefore, negative swings in the market price of bitcoin could have a material impact on our earnings and on the carrying value of our bitcoin.

Through our wholly owned subsidiaries CSRE Properties, LLC, CSRE Property Management Company LLC, CSRE Properties Norcross, LLC, CSRE Properties Washington, LLC, CSRE Properties Sandersville, LLC, CSRE Properties Dalton, LLC and CleanSpark HQ, LLC, we maintain real property holdings.

Discontinued Operations

As of June 30, 2022, we deemed our energy operations to be discontinued operations due to our strategic decision to strictly focus on bitcoin mining operations and divest of our energy assets.

Results of continuing operations for the three and nine months ended June 30, 2023 and 2022

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

The energy efficiency of a mining fleet helps drive profitability, because the most significant direct expense for bitcoin mining is power. We measure efficiency by the watts of energy required to produce each terahash of processing power (“w/th”). We believe we operate a highly efficient fleet of miners. The table below describes our fleet as of June 30, 2023 and 2022 and describes our miner efficiency and computing power as compared to the global computing power.

	As of the periods ended
Combined facilities	June 30, 2023	June 30, 2022
Period ended Global hashrate (in terms of EH/s) (1)	397.8	227.8
Period ended miner efficiency (w/th) (2)	29.9	32.2
Period ended CleanSpark hashrate (in terms of EH/s)	6.7	2.8
Period ended CleanSpark % of total global hashrate	1.68%	1.23%

(1) Total global hashrate obtained from YCHARTS (https://ycharts.com/indicators/bitcoin_network_hash_rate)
(2) Watts of energy required to produce each terahash of processing power

As of June 30, 2023, our operating hashrate was approximately 1.68% of the total global hashrate, and we received approximately the same percentage of the global blockchain rewards, which as of that date, equaled approximately 15-17 bitcoin per day. Ultimately, in order to mine profitably, we work to ensure that these mining rewards cover our direct operating costs.

The table below describes the average cost of mining each bitcoin for the three and nine months ended June 30, 2023 and 2022 and the total energy usage and cost per each kilowatt hour ("KWH") utilized within both our four owned facilities and our hosted facility.

	For the Three Months Ended		For the Nine Months Ended
Cost of Revenues - Analysis of costs to mine one bitcoin (per bitcoin amounts are actual)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Cost of Mining - Owned Facilities
Cost of energy per bitcoin mined	$11,366	$6,891	$11,679	$5,545
Other direct costs of mining - non energy utilities per bitcoin mined	101	547	64	213
Cost to mine one bitcoin - Owned facilities	$11,467	$7,438	$11,743	$5,758

Cost of Mining - Hosted Facilities
Hosting fees expense per one bitcoin	$16,490	$13,828	$14,507	$13,891

Weighted average cost of mining one bitcoin	$12,710	$10,500	$12,501	$9,605

Average revenue of each bitcoin mined	$27,982	$32,071	$23,016	$41,548
Cost of mining one bitcoin as % of average bitcoin mining revenue	45.4%	32.7%	54.3%	23.1%

Statistics
Owned Facilities
Total bitcoin mined at owned facilities	1,222	503	3,647	1,330
Bitcoin mining revenue - Owned facilities- ($ in thousands)	$34,192	$16,288	$84,625	$54,998
Total miners in owned facilities - as of the periods ended	51,052	17,217	51,052	17,217
Total KWHs utilized	337,875,000	80,590,000	894,261,000	202,811,000
Total energy expense - ($ in thousands)	$13,886	$3,463	$42,598	$7,376
Cost per KWH	$0.041	$0.043	$0.048	$0.036
Energy expense as % of bitcoin mining revenue, net	40.6%	21.3%	50.3%	13.4%
Other direct costs of mining - non energy utilities - ($ in thousands)	$124	$275	$233	$283

Hosted Facilities
Total bitcoin mined at hosted facilities	402	462	1,378	1,194
Bitcoin mining revenue - Hosted facilities- ($ in thousands)	$11,235	$14,654	$31,036	$49,884
Total miners in hosted facilities - as of the periods ended	16,668	11,156	16,668	11,156
Total KWHs utilized	111,430,000	78,919,000	329,236,000	181,718,000
Total hosting fee expense - ($ in thousands)	$6,625	$6,392	$19,987	$16,587
Hosting fee per KWH	$0.059	$0.081	$0.061	$0.091
Hosting fee expense as % of bitcoin mining revenue, net	59.0%	43.6%	64.4%	33.3%
Power prices are the most significant cost driver for our wholly owned locations, and energy costs represented 40.6% and 21.3% as expressed as a percentage of bitcoin mining revenues during the three months ended June 30, 2023 and 2022, respectively, and 50.3% and 13.4% for the nine months ended June 30, 2023 and 2022, respectively. For our co-locations, hosting fees (which comprise direct operating costs of the third-party operator with energy as the largest cost) and profit sharing were a combined 59.0% and 43.6% as a percentage of bitcoin mining revenues during the three months ended June 30, 2023 and 2022, respectively and 64.4% and 33.3% for the nine months ended June 30, 2023 and 2022, respectively.

Energy prices can be highly volatile and global events (including the war in Ukraine and the resulting natural gas shortage) have caused power prices to increase nationwide over the past year. All of our wholly owned and operated sites in the State of Georgia and our hosted miners in New York State are currently subject to variable prices and market rate fluctuations with respect to wholesale power costs. Such prices are governed by power purchase agreements which vary by location and said prices can change hour to hour. While this renders energy prices less predictable, it also gives us greater ability and flexibility to actively manage the energy we consume with an eye towards increasing profitability and energy efficiency. Energy prices are also highly sensitive to weather events, such as winter storms and polar vortices, which increase the demand for power regionally. When such events occur, we may curtail our operations to avoid using power at increased rates. The average power prices we paid in our owned facilities for the nine months ended June 30, 2023 and 2022 was $0.048 and $0.036 per kilowatt hour, respectively. At our hosting facilities, the hosting fee as compared to KWHs utilized in the hosted facilities was $0.061 and $0.091 per kilowatt hour for such periods, respectively.

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

During the most recent fiscal quarter ended June 2023, the Company did not have significant curtailment due to weather events or energy price spikes.

Results of continuing operations for the three months ended June 30, 2023 and 2022

($ presented in 000's, except for bitcoin price)

Bitcoin mining revenue

We earned $45,427 in bitcoin mining revenue during the three months ended June 30, 2023, which was an increase of $14,485, or 47%, as compared with $30,942 for the three months ended June 30, 2022. Bitcoin mining revenues are determined by two main drivers: quantity of bitcoin mined and the price of bitcoin on the date the bitcoin is mined. During the three months ended June 30, 2023 we mined 1,623 bitcoin with an average bitcoin price of $27,982 as compared to 965 bitcoin with an average bitcoin price of $32,071 during the three months ended June 30, 2022. The increase in bitcoin mining revenue was attributable to an increase of bitcoin mined partially offset by the decrease in average price of bitcoin mined. The increase in the quantity of bitcoin mined was primarily driven by the increased number of miners in operation which increased to approximately 68,000 as of June 30, 2023. The increase in miners in operation increases our hashrate, which is our total computational power, and which when understood in the context of global hashrate, determines how much bitcoin we are able to mine.

Other services revenues

Other services revenues pertain to our data center operations for which we earned $96 in revenue for the three months ended June 30, 2023, which is a decrease of $9, or 10%, as compared to $87 for the three months ended June 30, 2022. The Company is in the process of eliminating these services that do not pertain to bitcoin mining activities.

Cost of revenues (exclusive of depreciation and amortization expense)

Our cost of revenues were $20,681 for the three months ended June 30, 2023, an increase of $10,393, or 101%, as compared with $10,288 for the three months ended June 30, 2022. These costs were primarily related to energy costs to operate the mining equipment within our owned facilities, which was $13,857 for the three months ended June 30, 2023, an increase of $10,394, or 301%, as compared to $3,463 for the three months ended June 30, 2022. We also incurred hosting fees of $5,291 and profit sharing fees of $1,334 for the three months ended June 30, 2023, an increase of $1,327, or 33%, and decrease of $1,134, as compared to $3,964 and $2,468, respectively, for the three months ended June 30, 2022. The increases in both utilities and hosting fees were mainly due to the increases in the volume of mining equipment installed in both our owned and hosted locations. Profit share decreased slightly due to a combination of higher network difficulty and lower hashrate utilization at our largest the co-location.

Professional fees

Professional fees, which consist primarily of legal, accounting and consulting fees, were $2,225 for the three months ended June 30, 2023, an increase of $797, from $1,428 for the three months ended June 30, 2022. Legal expenses were $1,210 for the three months ended June 30, 2023, which is consistent with the $1,153 for the three months ended June 30, 2022. Other professional fees, namely accounting, audit and consulting, were $1,015 for the three months ended June 30, 2023, an increase of $735, as compared to $280 for the three months ended June 30, 2022 pertaining mainly to audit and audit related fees.

Payroll expenses

Payroll expenses were $10,405 for the three months ended June 30, 2023, an increase of $2,329, or 29%, from $8,076 for the three months ended June 30, 2022. Our payroll expenses include all compensation-related expenses for our employees and mainly includes salaries, wages, payroll-related taxes and benefits and non-cash stock-based compensation. Payroll expenses, excluding non-cash stock-based compensation, were $4,458 for the three months ended June 30, 2023, representing an increase of 56% from $2,863 for the three months ended June 30, 2022, and were mainly attributed to an increase in employee headcount and the recognition of incentive compensation earned.

We grant stock-based awards to certain employees as a significant portion of our payroll-related costs. Stock-based compensation, which is a non-cash expense, was $5,947 for the three months ended June 30, 2023, an increase of $734, or 14%, from $5,213 for the three months ended June 30, 2022.

General and administrative expenses

General and administrative expenses increased to $5,064 for the three months ended June 30, 2023, from $2,119 for the three months ended June 30, 2022, representing an increase of $2,945. This increase was primarily attributable to increases in corporate overhead including, but not limited to, insurance premiums, travel expenses, property taxes and rent expenses.

Other impairment expense (related to bitcoin)

Impairment expense in the amount of $740 was recognized for the three months ended June 30, 2023, a decrease of $3,678 as compared to $4,418 for the three months ended June 30, 2022. The impairment expense consists of bitcoin impairments due to the general decrease in bitcoin prices during the year. Decreases in bitcoin prices for periods subsequent to the mining date are recorded as impairment expense. Under ASC Topic 350 -Goodwill and Other, subsequent increases in bitcoin prices are not allowed to be recorded (unrealized gains) unless the bitcoin is sold, at which point the gain is recognized.

Realized (gain) loss on sale of bitcoin

Realized loss on sale of bitcoin was $143 for the three months ended June 30, 2023 as compared to a realized loss of $5,235 for the three months ended June 30, 2022. There was less volatility in bitcoin during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 (see the Range of Bitcoin Prices table above).

Depreciation and amortization

Depreciation and amortization expense increased to $21,850 for the three months ended June 30, 2023, from $14,781 for the three months ended June 30, 2022, an increase of $7,069. Depreciation expense increased by $6,983, or 49%, during the three months ended June 30, 2023, from $14,287 to $21,270, due to an increase in miners and mining related equipment being placed in service during the comparative period. Amortization expense for the three months ended June 30, 2023 was $580, an increase of $86, from $494 for the three months ended June 30, 2022.

Other Income (Expenses)

Other income was $1,468 for the three months ended June 30, 2023, compared with other expense of $1,295 for the three months ended June 30, 2022, which is a change of $2,763. Other income for the three months ended June 30, 2023 consisted primarily of an interest expense in the amount of $689, change in fair value of contingent consideration of $2,000, and unrealized gain on derivative security of $105 as compared interest expense of $314 and unrealized loss on derivative security of $1,033 for the prior year period. This change in the unrealized (gain) loss on derivative security between the periods is the result of a change in fair value of the underlying instrument.

The increase in interest expense in the three months ended June 30, 2023 was due to an increase in the amount of long-term debt, mainly related to the master equipment financing arrangement we entered in mid-April 2022 as well as interest in the current year due to the loans from the seller financing and assumed mortgage incurred in connection with the WAHA transaction in August 2022.

Net Loss from Continuing Operations

Net loss from continuing operations for the three months ended June 30, 2023 was $14,117 as compared to net loss from continuing operations of $16,611 for the three months ended June 30, 2022, for the reasons discussed above.

Results of Discontinued Operations

($ presented in 000's, except for average bitcoin price)

Revenues from our former energy segment, which is now classified as discontinued operations decreased, as expected, to $11 for the three months ended June 30, 2023 from $600 for the three months ended June 30, 2022. The total costs and expenses for the three months ended June 30, 2023 decreased to $110 from $13,328 for the three months ended June 30, 2022 primarily due to the winding down of the energy segment. As a result, the net loss from discontinued operations for the three months ended June 30, 2023 was $102, as compared to a loss of $12,729 for the three months ended June 30, 2022. The Company does not expect significant discontinued operations revenues or costs in subsequent periods.

Net Loss

Net loss for the three months ended June 30, 2023 was $14,219, a decrease of $15,121 compared to net loss of $29,340 for the three months ended June 30, 2022, for the reasons stated above.

Results of continuing operations for the nine months ended June 30, 2023 and 2022

($ presented in 000's, except for average bitcoin price)

Bitcoin mining revenue

We earned $115,661 in bitcoin mining revenue during the nine months ended June 30, 2023, which was an increase of $10,779, or 10%, as compared with $104,882 for the nine months ended June 30, 2022. Bitcoin mining revenues are determined by two main drivers: quantity of bitcoin mined and the price of bitcoin on the date the bitcoin is mined. During the nine months ended June 30, 2023, we mined 5,025 bitcoin with an average bitcoin price of $23,016 as compared to 2,524 bitcoin with an average bitcoin price of $41,548 during the nine months ended June 30, 2022. The increase in bitcoin mining revenue for the nine months ended June 30, 2023 was attributable the increase in the bitcoin mined during the period, which was partially offset by the decrease in the average bitcoin price as compared to the nine months ended June 30, 2022. The increase in the quantity of bitcoin mined was primarily driven by the increased number of miners in operation, which increased to approximately 68,000 as of June 30, 2023. The increase in miners in operation increases our hashrate, which is our total computational power, and which when understood in the context of global hashrate, determines how much bitcoin we are able to mine.

Other services revenues

Other services revenues pertain to our data center operations for which we earned $227 in revenue for the nine months ended June 30, 2023, which is a decrease of $243, or 52%, as compared to $470 for the nine months ended June 30, 2022. The Company is in the process of eliminating these services that do not pertain to bitcoin mining activities.

Cost of revenues (exclusive of depreciation and amortization expense)

Our cost of revenues were $63,179 for the nine months ended June 30, 2023, an increase of $38,571, or 157%, as compared with $24,608 for the nine months ended June 30, 2022. These costs were primarily related to energy costs to operate the mining equipment within our owned facilities, which was $42,609 for the nine months ended June 30, 2023, an increase of $35,234 or 478% as compared to $7,375 for the nine months ended June 30, 2022. We also incurred hosting fees of $16,708 and profit sharing fees of $3,277 for the nine months ended June 30, 2023, an increase of $3,367, or 25%, and decrease of $9, as compared to $13,341 and $3,286, respectively, for the nine months ended June 30, 2022. The increases in both utilities and hosting fees were due to the increases in the volume of mining equipment installed in both our owned and co-locations, as well as a general increase in the cost of each megawatt utilized during the first two quarters of our fiscal year partially offset by a general decrease in the cost of each megawatt utilized in our third fiscal quarter. During various periods in the month of December 2022, we experienced significantly higher energy prices due to the extreme weather conditions in Georgia and New York, and accordingly, we voluntarily curtailed our bitcoin mining operations. Immediately following the extreme weather event, energy prices dropped back to a consistent rate experienced earlier in the quarter and we resumed our mining operations. We continually evaluate energy and bitcoin prices and periodically will curtail our mining operations when it is advantageous to do so.

Professional fees

Professional fees, which consists primarily of legal, accounting and consulting fees, were $8,806 for the nine months ended June 30, 2023, an increase of $3,217, or 58%, from $5,589 for the nine months ended June 30, 2022. Legal expenses were $6,505 for the nine months ended June 30, 2023, as compared to $2,013 for the nine months ended June 30, 2022. This increase was primarily attributable to a litigation settlement and increase in transactional matters requiring legal services during the nine months ended June 30, 2023. Other professional fees, namely accounting, audit and consulting, were $2,301 for the nine months ended June 30, 2023, as compared to $3,576 for the nine months ended June 30, 2022, representing a decrease of $1,275.

Payroll expenses

Payroll expenses were $29,957 for the nine months ended June 30, 2023, an increase of $5,747, or 24%, from $24,210 for the nine months ended June 30, 2022. Our payroll expenses include all compensation related expenses for our employees and mainly include salaries, wages, payroll-related taxes and benefits and non-cash stock-based compensation. Payroll expenses, excluding non-cash stock-based compensation, were $12,389 for the nine months ended June 30, 2023, representing an increase of 85% from $6,694 for the nine months ended June 30, 2022 mainly attributed to an increase in employee headcount.

We grant stock-based awards to certain employees as a significant portion of our payroll-related costs. Stock-based compensation, which is a non-cash expense, was $17,568 for the nine months ended June 30, 2023, a decrease of $52, or 0%, from $17,516 for the nine months ended June 30, 2022.

General and administrative expenses

General and administrative expenses increased to $13,117 for the nine months ended June 30, 2023 from $6,708 for the nine months ended June 30, 2022, representing an increase of $6,409. This increase was primarily attributable to increases in corporate overhead, including, but not limited to, insurance premiums, travel expenses, property taxes and rent expenses.

Other impairment expense (related to bitcoin)

Impairment expense in the amount of $1,017 was recognized for the nine months ended June 30, 2023 a decrease of $10,435 as compared to $11,452 for the nine months ended June 30, 2022. The impairment expense consists of bitcoin impairments due to the general decrease in bitcoin prices during the year. Decreases in bitcoin prices for periods subsequent to the mining date are recorded as impairment expense. Under ASC Topic 350 -Goodwill and Other, subsequent increases in bitcoin prices are not allowed to be recorded (unrealized gains) unless the bitcoin is sold, at which point the gain is recognized.

Realized gain (loss) on sale of bitcoin

Realized gain on sale of bitcoin was $762 for the nine months ended June 30, 2023 as compared to a realized gain of $2,026 for the nine months ended June 30, 2022. There was less volatility in bitcoin during the nine months ended June 30, 2023 as compared to the nine months ended June 30, 2022 (see the Range of Bitcoin Prices table above).

Depreciation and amortization

Depreciation and amortization expense increased to $62,525 for the nine months ended June 30, 2023, from $32,660 for the nine months ended June 30, 2022, an increase of $29,865. Depreciation expense increased by $29,741, or 95%, during the nine months ended June 30, 2023, from $31,185 to $60,926, due to an increase in miners and mining-related equipment being placed in service during the comparative period. Amortization expense for the nine months ended June 30, 2023 was $1,599, an increase of $124, or 8%, from $1,475 for the nine months ended June 30, 2022.

Other Income (Expenses)

Other expense was $817 for the nine months ended June 30, 2023, compared with other expense of $1,729 for the nine months ended June 30, 2022, which is a change of $912. Other expense for the nine months ended June 30, 2023 consisted primarily of an unrealized loss on derivative security of $1,110 as compared to loss for the same prior year period of $2,144. This change between the periods is the result of a change in fair value of the underlying instrument.

Interest expense in the nine months ended June 30, 2023 also increased by $2,002 to $2,377 from $375 for the nine months ended June 30, 2022. This increase was due to an increase in the amount of long-term debt, mainly related to the master equipment financing arrangement we entered in April 2022 as well as interest in the current year due to the loans from the seller financing and assumed mortgage incurred in connection with the WAHA transaction in August 2022.

Net (Loss) Income from Continuing Operations

Net loss from continuing operations for the nine months ended June 30, 2023 was $62,771 as compared to net income from continuing operations of $1,065 for the nine months ended June 30, 2022, for the reasons discussed above.

Results of Discontinued Operations

($ presented in 000's, except for average bitcoin price)

Revenues from our former energy segment, which is now classified as discontinued operations decreased significantly, as expected, to $140 for the nine months ended June 30, 2023, from $9,157, from nine months ended June 30, 2022. The total costs and expenses for the nine months ended June 30, 2023 decreased to $794 from $25,244 for the nine months ended June 30, 2022 primarily due to the winding down of the energy segment. The Company sold a portion of the assets held for sale pertaining to the discontinued energy operations for approximately $2,523, which had a carrying amount of $813 resulting in a recognized gain of $1,710. As a result, the net income from discontinued operations for the nine months ended June 30, 2023 was $1,061, as compared to a loss of $16,090 in the nine months ended June 30, 2022. The Company does not expect significant discontinued operations revenues or costs in subsequent periods.

Net (Loss) Income

Net loss for the nine months ended June 30, 2023 was $61,710, a fluctuation of $46,685 compared to net income of $15,025 for the nine months ended June 30, 2022, for the reasons stated above.

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

The following is a reconciliation of our non-GAAP adjusted EBITDA to its most directly comparable GAAP measure (i.e., net (loss) income) for the periods indicated:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
Reconciliation of non-GAAP adjusted EBITDA
Net loss	$(14,219)	$(29,340)	$(61,710)	$(15,025)
(Income) loss on discontinued operations	102	12,729	(1,061)	16,090
Depreciation and amortization	21,850	14,781	62,525	32,660
Share-based compensation expense	5,947	5,213	17,568	17,516
Change in fair value of contingent consideration	(2,000)	—	(2,485)	(346)
Realized gain on sale of equity security	—	—	—	(1)
Unrealized loss of equity security	—	—	—	2
Unrealized loss (gain) of derivative security	(105)	1,033	1,110	2,144
Interest income	(52)	(52)	(174)	(137)
Interest expense	689	314	2,377	375
Loss (gain) on disposal of assets	—	—	3	(643)
Legal fees and litigation related expenses	1,036	143	5,255	395
Legal fees related to financing & business development transactions	85	189	675	230
Severance expenses	—	102	—	391
Non-GAAP adjusted EBITDA*	$13,333	$5,112	$24,083	$53,651

* Does not exclude non-cash impairment losses related to bitcoin in the amounts of $740, $4,418, $1,017 and $11,452 for the three months ended June 30, 2023, the three months ended June 30, 2022, the nine months ended June 30, 2023 and the nine months ended June 30, 2022, respectively, or realized (gains) losses on sales of bitcoin in the amounts of $143, $5,235, ($762) and ($2,026) for the three months ended June 30, 2023, the three months ended June 30, 2022, the nine months ended June 30, 2023 and the nine months ended June 30, 2022, respectively.

The following is a reconciliation of fair market value of our bitcoin holdings to the current carrying value at June 30, 2023 and September 30, 2022:

	June 30, 2023		September 30, 2022
	Carrying Value (1)	Fair Market Value (2)	Carrying Value (1)	Fair Market Value (2)
Number of Bitcoins held	529	529	595	595
Value per bitcoin (1) (2)	$26,323	$30,467	$18,735	$19,403
Total	$13,925	$16,117	$11,147	$11,545

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

As of June 30, 2023, we had total current assets of $52,699, consisting of cash and cash equivalents, accounts receivable, inventory, prepaid expenses and other current assets, bitcoin, investment in debt security and related derivative asset, current assets held for sale, and total assets in the amount of $652,803. Our total current liabilities and total liabilities as of June 30, 2023 were $37,420 and $49,155, respectively. We had working capital of $15,279 as of June 30, 2023. We sell the bitcoin we mine to fund operations and to fund capital expenditures. In addition, we have access to equity financing through our At-the-Market offering facility (see Note 9 - Stockholders' Equity and

Note 15 - Subsequent Events to our consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q).

We believe our cash and cash equivalents on hand, together with cash we expect to generate from future operations, will be sufficient to meet our working capital and capital expenditure requirements for a period of at least twelve months from the date of this Quarterly Report on Form 10-Q. We are likely to require additional capital to respond to technological advancements, competitive dynamics or technologies, customer demands, business opportunities, challenges, acquisitions or unforeseen circumstances and in either the short-term or long-term may determine to engage in equity or debt financings. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited. In particular, the impacts of the COVID-19 pandemic, rising inflation and interest rates, and the conflict between Russia and Ukraine have resulted in, and may continue to result in, significant disruption and volatility in the global financial markets, reducing our ability to access capital. If we are unable to raise additional funds when or on the terms desired, our business, financial condition and results of operations could be adversely affected.

Material Cash Requirements

We are a party to many contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the consolidated balance sheet as of June 30, 2023, while others are considered future commitments. Our contractual obligations primarily consist of cancelable purchase commitments with various parties to purchase goods or services, primarily miners and equipment, entered into in the normal course of business and operating leases. For information regarding our other contractual obligations, refer to Note 12 - Commitments and Contingencies in this Quarterly Report on Form 10-Q for the period ended June 30, 2023, and Note 15 - Commitments and Contingencies included in our Annual Report on Form 10-K as filed with the SEC on December 15, 2022.

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

Operating Activities

Operating activities from continuing operations provided $12,428 in cash for the nine months ended June 30, 2023, as compared to $59,063 in cash for the nine months ended June 30, 2022. Our sale of bitcoin of $111,889, depreciation and amortization of $62,525, stock based compensation of $17,568, increase in accounts payable and accrued liabilities of $3,504, and impairment of bitcoin of $1,017 were the main components of our operating cash inflow for the nine months ended June 30, 2023, offset primarily by cash outflows for bitcoin mining of $115,661, net loss of $61,710, and long-term deposit paid of $2,940 and an increase in prepaid and other current assets of $412. Our cash provided by operating activities during the nine months ended June 30, 2022 was primarily driven by net loss for the period of $15,025, proceeds from the sale of bitcoin of $108,070, impairment of bitcoin of $11,452, stock based compensation of $17,516, depreciation and amortization of $32,660, increase in accounts payable and accrued liabilities of $3,112, partially offset by mining of bitcoin of $104,882, realized gain on sale of bitcoin of $2,026, and increase in prepaid expenses and other current assets of $9,697.

Investing Activities

Investing activities from continuing operations used $241,479 during the nine months ended June 30, 2023, as compared with using $153,495 for the nine months ended June 30, 2022. Our payments on miner (including miner deposits) of $165,508, the Mawson Transaction of $22,518, purchase of fixed assets of $42,634, the land purchase in Sandersville, GA of $1,430, and the acquisition of Coinmaker LLC for $9,389 were the main components of our investing cash outflow for the nine months ended June 30, 2023. Our payments on miner deposits of $124,273 and purchase of fixed assets of $32,105, were the main components of our investing cash outflow for the nine months ended June 30, 2022.

Financing Activities

Cash flows generated from financing activities of continuing operations during the nine months ended June 30, 2023 amounted to $226,841, when compared to $85,637 for the nine months ended June 30, 2022. Our cash flows from financing activities for the nine months ended June 30, 2023 consisted primarily of proceeds from the underwritten offering of $237,517 partially offset by payments on loans in the amount of $12,493. Our cash flows from financing activities for the nine months ended June 30, 2022 mainly consisted of proceeds from underwritten offerings of $67,989 and proceeds from the equipment backed loan of $18,704.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2023, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are from time to time subject to various claims, lawsuits, and other legal and administrative proceedings arising in the ordinary course of business. See Note 12 - Commitments and Contingencies to our consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” section contained in the Company’s Annual Report on Form 10-K for the year ended September 30, 2022 and this Quarterly Report on Form 10-Q, together with the cautionary statement under the caption “Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q. These described risks are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

In response to these and other similar events (including significant activity by various regulators regarding digital asset activities, such as enforcement actions against a variety of digital asset entities, including Coinbase and Binance), the digital asset markets, including the market for bitcoin specifically, have experienced extreme price volatility and several other entities in the digital asset industry have been, and may continue to be, negatively affected, further undermining confidence in the digital assets markets and in bitcoin. These events have also negatively impacted the liquidity of the digital assets markets as certain entities affiliated with FTX engaged in significant trading activity and platforms such as Coinbase and Binance engage in significant trading activity. If the liquidity of the digital assets markets continues to be negatively impacted by these events, digital asset prices (including the price of bitcoin) may continue to experience significant volatility and confidence in the digital asset markets may be further undermined. These events are continuing to develop and it is not possible to predict at this time all of the risks that they may pose to us, our service providers or on the digital asset industry as a whole.

Although we had no direct exposure to FTX or any of the above-mentioned cryptocurrency companies (with the exception of Coinbase, which is discussed in “—Potential that, in the event of a bankruptcy filing by a custodian, bitcoin held in custody could be determined to be property of a bankruptcy estate and we could be considered a general unsecured creditor thereof”), nor any material assets that may not be recovered or may otherwise be lost or misappropriated due to the bankruptcies, the failure or insolvency of large exchanges like FTX or other significant players in the digital asset space may cause the price of bitcoin to fall and decrease confidence in the ecosystem, which could adversely affect an investment in us. Such market volatility and decrease in bitcoin price have had a material and adverse effect on our results of operations and financial condition and we expect our results of operations to continue to be affected by the bitcoin price as the results of our operations are significantly tied to the price of bitcoin. If we do not continue adjusting our short-term strategy to optimize our operating efficiency in the current dynamic market conditions, such market conditions could have a further negative result on our business, prospects or operations.

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

In April 2022, we entered into a Master Equipment Financing Agreement with Trinity Capital Inc., as the lender (the “Financing Agreement”). The Financing Agreement provided for up to $35,000 of borrowings to finance our acquisition of blockchain computing equipment. We received a loan of $20,000 at close, with the remaining $15,000 not requested for funding and cancelled. As of June 30, 2023, $13,074 in principal is outstanding and due to Trinity Capital Inc.

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

The market price of one bitcoin in our principal market ranged from approximately $15,460 to $31,444 during the nine months ended June 30, 2023 and ranged from approximately $17,567 to $69,000 during the nine months ended June 30, 2022. While bitcoin prices are determined primarily using data from various exchanges, over-the-counter markets and derivative platforms, they have historically been volatile and are impacted by a variety of factors. Such factors include, but are not limited to, the worldwide growth in the adoption and use of bitcoins, the maintenance and development of the software protocol of the bitcoin network, changes in consumer demographics and public tastes, fraudulent or illegitimate actors, real or perceived scarcity, and political, economic, regulatory or other conditions. Furthermore, pricing may be the result of, and may continue to result in, speculation regarding future appreciation in the value of bitcoin, or our share price, making prices more volatile.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended June 30, 2023.

Item 6. Exhibits

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

3.1	Conformed Copy of Amended and Restated Articles of Incorporation of CleanSpark, Inc., as amended through March 8, 2023	S-8	333-39187	4.1	4/6/2023
3.2	First Amended and Restated Bylaws of CleanSpark, Inc., dated September 17, 2021	8-K	001-39187	3.2	9/17/2021
10.1	First Amendment to Purchase and Sale Agreement, dated as of October 3, 2022, by and among CSRE Properties Sandersville, LLC, Luna Squares LLC, Mawson Infrastructure Group, Inc. and the Company.	8-K	001-39187	10.3	10/11/2022
10.2	Secured Promissory Note of CSRE Properties Sandersville, LLC dated October 5, 2022.	8-K	001-39187	10.4	10/11/2022
10.3	Amendment No. 1 to the At the Market Offering Agreement, dated December 14, 2022, between CleanSpark, Inc. and H.C. Wainwright & Co., LLC	8-K	001-39187	10.1	12/14/2022
10.4	Sales and Purchase Agreement entered into by and between CleanSpark, Inc. and Crypt Solutions, Inc. on February 15, 2023	8-K	001-39187	10.1	2/16/2023
10.5	Amendment to 2017 Incentive Plan, dated March 8, 2023	8-K	001-39187	10.1	3/9/2023
10.6	Future Sales and Purchase Agreement entered into by and between CleanSpark, Inc. and Bitmain Technologies Delaware Limited on April 6, 2023	8-K	001-39187	10.1	4/11/2023
10.7	Future Sales and Purchase Agreement entered into by and between CleanSpark, Inc. and Bitmain Technologies Delaware Limited on May 26, 2023	8-K	001-39187	10.1	6/1/23
10.8	Membership Interest Purchase Agreement, dated June 16, 2023 by and among Coinmaker Miners LLC, CleanSpark, Inc., Coinmaker Miners Limited and Makerstar Capital, Inc.	8-K	001-39187	10.1	6/21/23
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350					**

101 INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101 SCH	Inline XBRL Taxonomy Extension Schema Document
101 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101 LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2023	By: /s/ Zachary K. Bradford Zachary K. Bradford Title: Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2023	By: /s/ Gary A. Vecchiarelli Gary A. Vecchiarelli Title: Chief Financial Officer (Principal Financial and Accounting Officer)

2