Form 10-K
period 2023-09-30
CLEANSPARK, INC.
filed 2023-12-01
CIK 827876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2023

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
Registrants telephone number, including area code: (702) 989-7692

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	CLSK	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: N/A

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ X ] No []

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

Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of large accelerated filer, accelerated filer, smaller reporting company, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated Filer	☒ Accelerated Filer
☐ Non-accelerated Filer	☒ Smaller reporting company
☐ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [ ] No [X]

The aggregate market value of the common stock held by non-affiliates as of March 31, 2023 (the last business day of the registrant's most recently completed second fiscal quarter), was approximately $269,522,542 based on the per share closing price as of March 31, 2023 quoted on the Nasdaq Capital Market for the registrant’s common stock, which was $2.78.

As of December 1, 2023, there were 184,749,641 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement to be delivered to its stockholders in connection with the registrant’s 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Such definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

CLEANSPARK, INC.

TABLE OF CONTENTS

Form 10-K for the Fiscal Year Ended

September 30, 2023

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain statements that are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements may include terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or comparable terminations. These forward-looking statements include, but are not limited to, statements regarding future operating results, potential risks pertaining to these future operating results, future plans or prospects, anticipated benefits of proposed (or future) acquisitions, dispositions and new facilities, growth, the capabilities and capacities of business operations, the remediation of the material weakness in our internal control over financial reporting, any financial or other guidance, expected capital expenditures and all statements that are not based on historical fact, but rather reflect our current expectations concerning future results and events. These forward-looking statements are based on management’s current expectations, estimates, forecasts, and projections about our business and the industry in which we operate, as well as the economy, trends and other future conditions, are subject to significant risks and uncertainties, and are subject to changes based on various factors, some of which are beyond our control. Therefore, we can give no assurance that the results implied by these forward-looking statements will be realized. Furthermore, the inclusion of forward-looking statements should not be regarded as a representation by the Company or any other person that future events, plans or expectations contemplated by the Company will be achieved. The following important factors, among others, could affect future results and events, causing those results and events to differ materially from those expressed or implied in our forward-looking statements:

•
our ability to achieve profitability, and to maintain profitability, in the future;
•
high volatility in the value attributable to our business;
•
the rapidly changing regulatory and legal environment in which we operate, may lead to unknown future challenges to operating our business or may subject our business to added costs and/or uncertainty regarding the ability to operate;
•
the availability of financing opportunities, risks associated with economic conditions;
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
•
our ability to remediate the material weakness identified in our internal control over financial reporting; and
•
other risks and uncertainties discussed under the caption “Risk Factors” in this Annual Report on Form 10-K.

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

Information regarding market and industry statistics contained in this report is included based on information available to us that we believe is accurate, but that is not produced for purposes of securities filings or economic analysis. We have not independently verified any market, industry or similar data presented in this Annual Report on Form 10-K and cannot assure you of its accuracy or completeness. Forecasts and other forward-looking statements obtained from these sources are subject to the same qualifications and the additional uncertainties accompanying any estimates of future market size, revenue and market acceptance of products and services.

All forward-looking statements included in this Annual Report on Form 10-K are made only as of the date of this Annual Report on Form 10-K and we do not undertake any obligation to publicly update any forward-looking statements to reflect events or circumstances that subsequently occur, or of which we hereafter become aware. As a result, investors should not place undue reliance on these forward-looking statements.

PART I

Item 1. Business

As used in this Annual Report on Form 10-K, the terms “we,” “us,” “our,” the “Company,” “CleanSpark, Inc.” and “CleanSpark” mean CleanSpark, Inc. and its consolidated subsidiaries, unless otherwise indicated. Dollar amounts presented in this Annual Report on Form 10-K are presented in thousands, except per share amounts, bitcoin price, and information set forth under the heading “Bitcoin Mining Operations”.

Overview

CleanSpark is a bitcoin mining company. We independently own and operate five data centers in Georgia for a total developed capacity of 230 megawatts (“MW”). We are developing an additional 150 MW at our data center in Sandersville, GA, which is expected to energize in early 2024. We do not currently host miners for any other companies. A partner in Massena, NY, hosts 50 MW for us. We design our proprietary infrastructure to responsibly support bitcoin, the world’s most important digital commodity and an essential tool for financial independence and inclusion.

Through CleanSpark and our wholly owned subsidiaries, we have operated in the bitcoin mining sector since December 2020. From March 2014 to June 30, 2022, we provided advanced energy technology solutions to commercial and residential customers to solve modern energy challenges in the alternative energy sector. As of June 30, 2022, we discontinued our energy operations due to our strategic decision to strictly focus on our bitcoin mining operations.

Business Activity

Bitcoin mining is our principal revenue generating business activity. As of September 30, 2023, we operated 88,954 bitcoin mining machines, with a hashrate capacity of approximately 9.6 exahashes per second (“EH/s”) and a fleetwide efficiency of 28.4 joules per terahash (“J/TH”). In fiscal year 2023, we mined 6,903 bitcoins, an 84% increase over the 3,752 bitcoins we mined in fiscal year 2022. We expect to continue increasing our computing power through 2024 and beyond as we expand our infrastructure at our owned sites in the State of Georgia, seek strategic acquisition targets, and through strategic co-location agreements.

Bitcoin was introduced in 2008 with the goal of serving as a digital means of exchanging and storing value. Bitcoin depends on a consensus-based network and a public ledger called a “blockchain,” which contains a record of every bitcoin transaction ever processed. The bitcoin network is the first decentralized peer-to-peer payment network powered by users participating in the consensus protocol, with no central authority or intermediaries, that has wide network participation. The authenticity of each bitcoin transaction is protected through digital signatures that correspond with addresses of users that send and receive bitcoin. Users have full control over remitting bitcoin from their own sending addresses. All transactions on the bitcoin blockchain are transparent, allowing those running the appropriate software to confirm the validity of each transaction. To be recorded on the blockchain, each bitcoin transaction is broadcast across the network and validated by nodes. Miners then compete, using a proof-of-work consensus method, to find a target hash value, or output of a cryptographic function, and thereby add a new block and its transactions to the blockchain. This process is called mining. Miners are rewarded with bitcoins, in the form of newly-created bitcoins from the block subsidy and transaction fees included in that block.

Factors such as access to computer processing capacity, interconnectivity, electricity cost, environmental factors (such as cooling capacity) and location play important roles in mining. In bitcoin mining, “hashrate” is a measure of the computing and processing power and speed by which a mining computer mines and processes transactions on the bitcoin network. A company’s hashrate determines its market share and is therefore generally considered one of the most important metrics for evaluating bitcoin mining companies.

We obtain bitcoin as a result of our mining operations by contributing all of our computing power (both owned locations and hosted locations) to one mining pool operator who is our sole customer. The contract with our mining pool operator is terminable at any time by either party. In exchange for providing computing power to the mining pool, we are entitled to bitcoin rewards from the mining pool operator, which is a variable consideration calculated based on a predetermined formula agreed to by us and the mining pool operator as a part of the arrangement. The variable consideration is constrained until we can reasonably estimate the amount of mining rewards by the end of a given day based on the actual amount of computing power provided to the mining pool operator. By then, we consider it a high probability that a significant reversal in the amount of revenue will not occur and include such variable consideration in the transaction price. Providing computing power is an output of our ordinary activities and the only performance obligation in our contracts with our mining pool operator. We recognize the revenue when the variable consideration is no longer constrained and the performance obligation of providing computing power has been satisfied. As a result, we do not present disaggregated revenue information on block rewards and transaction verification fees.

We sell bitcoin from time to time, to support our operations and strategic growth. We do not currently plan to engage in regular trading of bitcoin (other than as necessary to convert our bitcoin to U.S. dollars) or to engage in hedging activities related to our holding of bitcoin; however, our decisions to hold or sell bitcoin at any given time may be impacted by the bitcoin market, which has been historically characterized by significant volatility. Decisions to hold or sell bitcoins are determined by management by analyzing forecasts and monitoring the market in real time.

Through our wholly owned subsidiaries CSRE Properties, LLC, CSRE Property Management Company, LLC, CSRE Properties Norcross, LLC, CSRE Properties Washington, LLC, CSRE Properties Sandersville, LLC, CSRE Properties Dalton, LLC, and CleanSpark HQ, LLC, we maintain real property holdings.

Markets, Geography and Major Customers

Bitcoin is a global store and exchange of value used by people across the world as an asset and to conduct daily transactions. Mining bitcoin supports the global bitcoin blockchain and the millions of people that depend on it for economic security and other benefits. Strictly speaking, there is no customer market for mining bitcoin but we consider our mining pool operator a customer because it compensates us for providing processing power to the mining pool (see Part I, Item 1A., “Risk Factors”—“Our reliance on a third-party mining pool service provider for our mining revenue payouts may adversely affect an investment in us.”). We own and operate our own facilities and do not lease mining space to other mining companies or private individuals that mine. Our wholly-owned mining operations are located in the State of Georgia in the United States. We also have a relationship with a facility located in New York State that hosts a portion of our miners.

College Park, GA Facility

CleanSpark’s first ever bitcoin mining facility is in College Park, GA. It sits on six acres near the Hartsfield-Jackson Atlanta International Airport and features at its heart 48 new generation air-cooled pods. Machines are also housed in 20 Ant boxes, an annex building and within the original data center. As of September 30, 2023, the facility maintained an operational hashrate of 1.7 EH/s.

Norcross, GA Facility

An 87,000-square-foot data center in Norcross, GA was purchased and transformed into CleanSpark’s second bitcoin mining facility. Situated on over seven acres, the immersion-cooled site participates in Georgia’s Flex REC program and is 100% net carbon-neutral. There are two large rooms that house 20 MW of single-phase immersion—about 4,300 machines. Liquid immersion cooling, where bitcoin mining machines are fully immersed in a specialized oil, has proven to significantly improve efficiency by reducing power consumption and extending the life of the machines—thereby maximizing financial gains. As of September, 30, 2023, the facility maintained an operational hashrate of 0.5 EH/s.

Washington, GA Facility

Nestled between Augusta and Athens, the historic town of Washington is home to CleanSpark’s third bitcoin mining facility. It was purchased during the summer 2022 bear market from another bitcoin miner as an already-operational site. Bitcoin mining machines are set up in multiple air-cooled buildings. A completed 50 MW expansion in July 2023 created four more buildings filled with an additional 14,000 latest-generation miners. It draws power predominantly from low-carbon sources, such as nuclear energy. As of September 30, 2023, the facility maintained an operational hashrate of 3.0 EH/s.

Sandersville, GA Facility

CleanSpark’s fourth bitcoin mining site (and second to be purchased during the summer 2022 bear market) is the largest facility in our portfolio. The turnkey operation in Sandersville, GA was acquired from another bitcoin miner with room to almost triple its capacity. The site is undergoing a 150 MW expansion with expected completion early in our second fiscal quarter ending March 2024. Each building will house thousands of high-performance bitcoin mining machines and, once completed, will add over 6.0 EH/s to our hashrate. As of September 30, 2023, the facility maintained an operational hashrate of 2.1 EH/s.

Dalton, GA Facility

Dalton marks CleanSpark’s fifth campus in Georgia. It collaborates closely with the local utility, which is owned and operated by the City of Dalton. This campus is made of two separate sites a few miles from each other. As of September 30, 2023, the facility maintained an operational hashrate of 0.8 EH/s.

Massena, NY Hosting Site

We also co-locate some of our machines at the facilities of Coinmint, LLC ("Coinmint") in Massena, NY. The facility runs on hydroelectric power. As of September 30, 2023, our machines there maintained an operational hashrate of 1.5 EH/s.

Working Capital Items

The bitcoin mining industry is highly competitive and dependent on specialized mining machines that have few manufacturers. Machine purchases often require large down payments and miner deliveries often arrive many months after initial orders are placed. However, over the last 12 months, we have seen a significant improvement in the availability and pricing of bitcoin mining machines. In addition to purchasing directly from manufacturers, the current market conditions have provided opportunities to purchase both new and used machines on the spot-market from other miners or retail-dealers of machines for better financial terms and delivery terms, but there can be no guarantee that such opportunities will continue on a long-term basis. We purchase mining machines through re-sellers and directly from manufacturers. Whether re-sellers or manufacturers have better purchase and delivery terms or more/superior inventory available is likely to change from time to time.

In addition to the approximate 88,000 miners (application-specific integrated circuits or “ASIC”) in operation as of the date of this filing, the Company has received, and will be installing in the coming months approximately 45,000 more miners in our soon-to-be-completed 150 MW expansion of our Sandersville location. The Company entered into an additional agreement to purchase 4.4 EH/s of S21 miners in October 2023 and is scheduled to receive these miners beginning in January 2024. Most miners we operate and expect to operate once received are the latest generation of miners manufactured by Bitmain Technologies Ltd. (“Bitmain”), including the S19-Pro, S19j-Pro, S19j-Pro+, S19 XP and S21.

Distribution, Marketing and Strategic Relationships

We have developed strategic relationships with well-established companies in key areas, including utilities, traditional and renewable energy, infrastructure, construction, and bitcoin mining equipment procurement. In addition to operating our own mining facilities, we may engage with third-parties to host and operate mining equipment on our behalf.

Coinmint

On July 8, 2021, our subsidiary CleanBlok, Inc., a wholly owned subsidiary of the Company ("CleanBlok"), entered into a services agreement with Coinmint. Pursuant to the agreement, Coinmint has agreed to house and power certain of our bitcoin mining equipment in its facilities, and to use commercially reasonable efforts to mine bitcoin on our behalf. All bitcoin mining services performed by Coinmint are conducted using our own mining equipment. All computing power generated by our ASICs is contributed to our mining pool operator, Foundry Digital. As of the date of this filing, we have deployed approximately 16,400 total miners pursuant to the co-location mining services agreement at Coinmint’s facility in New York.

Pursuant to the agreement, as consideration for its services, we pay Coinmint certain services fees, which are based on the operating costs incurred by Coinmint in performing its services, and a variable fee calculated based on the profitability of the bitcoin mined during the relevant payment period, subject to uptime performance commitments. The agreement had an initial term of one year, after which it renews automatically for three-month periods until terminated in accordance with its terms.

Materials and Suppliers

We engage in high efficiency bitcoin mining by using ASICs. These specialized computers, often called mining rigs, have few manufacturers. Most of the machines we purchased this year were manufactured by Bitmain, one of the top three preeminent manufacturers of bitcoin mining rigs. Bitmain manufactures ASICs throughout Asia, and is headquartered in China with subsidiaries in the United States, Singapore, Malaysia, Kazakhstan and other locations.

In addition to ASICs, mining equipment includes networking equipment, power cords, racking, other specialized equipment, transformers and energy equipment. We rely on utility providers for our power needs. These utilities buy into local energy mixes to source power. We make every effort to establish our facilities in locations serviced by utilities that source a substantial portion of their energy from clean and renewable sources. We supplement a portion of the energy mix provided by our utility providers by purchasing renewable energy credits as the precise ratio of renewable energy in local energy mixes is not within our control.

We have exposure to market fluctuations in energy prices through our power providers. We actively manage these risks through activities such as the deployment of advanced software solutions to increase unit efficiency and energy curtailment when appropriate. These energy market prices may be significantly impacted by market conditions and geopolitical events. Historically, our methodology and operations have been efficient and resilient enough to withstand market pressures and global events, but there can be no certainty that we will not be negatively affected in the future.

While some macro-economic indicators available as of the date of this filing suggest that inflation may be slowing, inflationary pressures impact virtually all aspects of our materials and suppliers, including power prices, and are likely to impact our fiscal year 2024.

Environmental Issues

No significant pollution or other types of hazardous emission result from our direct operations and it is not anticipated that our operations will be materially affected by federal, state or local provisions concerning environmental controls. Our costs of complying with environmental, health and safety requirements have not historically been material. Starting in the fourth calendar quarter of 2021, we began to voluntarily purchase renewable energy credits to offset a portion of our energy consumption that is derived from non-renewable sources. We have engaged market professionals to enhance and build a comprehensive corporate social responsibility strategy, which we began executing in 2023.

Some policymakers have expressed concerns over the high energy consumption of data centers, including bitcoin miners, and the ancillary effects on the environment from that energy consumption. Many media reports focus exclusively on the energy requirements of bitcoin mining and cite it as an environmental concern. We carefully monitor existing and pending climate change legislation, regulation, and international treaties or accords for any material effect on our business or markets that we serve, our operational results, our capital expenditures or our financial position.

The table below describes the energy sources of our electricity use for each of our owned locations as of September 30, 2023, as reported to us by our power providers.

Percentage of energy usage by each owned location (4)	College Park, GA (3)	Norcross, GA (3)	Washington, GA	Sandersville, GA	Dalton, GA
Non-Carbon (1)	88.0%	100.0%	68.4%	63.5%	21.0%
Carbon (2)	12.0%	0.0%	31.6%	36.5%	79.0%
Total	100.0%	100.0%	100.0%	100.0%	100.0%

(1) Non-carbon usage includes hydro, nuclear, wind and solar

(2) Carbon usage includes coal and natural gas

(3) Norcross and College Park are offset by renewable energy credit purchases

(4) Energy reported by grid operators as uncategorized is excluded from the percentages above

We purchase energy from the electrical grid, and as a result our energy mix will vary from period to period based on a variety of factors including weather, temperature, demand, and how the grid operator ultimately procures and utilizes energy resources. The table breaks out energy sources as reported to the Company by the grid operators.

Competition

Bitcoin mining is a global activity. During fiscal year 2021, a majority of bitcoin mining occurred in China. After China banned bitcoin mining in May 2021, the center of mining moved to North America. Bitcoin mining by its nature is a competitive business; all miners compete for the same number of bitcoin rewards. Our competitors include large, publicly listed mining companies, large private mining companies, and, in some cases, independent, individual miners who pool resources. We define our principal competitors as other publicly traded bitcoin miners because there is widely available information about their operations. We believe our principal competitive advantages include our energy background, a combination of owned, operated, and co-located miners and facilities, our strategic use of the bitcoin we mine to fund operational growth and our commitment to responsible business practices, including building in communities that source renewable energy. Within North America, our major competitors include:

•
Marathon Digital Holdings
•
Riot Blockchain, Inc.
•
Core Scientific, Inc.
•
Bitfarms LTD.
•
Iris Energy Limited
•
Cipher Mining Inc.
•
Terawulf Inc.

In addition to the foregoing, we compete with other companies that focus all or a portion of their activities on mining activities at scale. We face significant competition in certain operational aspects of our business, including, but not limited to, the acquisition of new miners, obtaining low-cost electricity, obtaining clean energy sources, obtaining access to energy sites with reliable sources of power and evaluating new technology developments in the industry.

Intellectual Property

We do not currently own any patents in connection with our existing and planned bitcoin mining-related operations. We do rely, and expect to continue relying, upon trade secrets, trademarks, service marks, trade names, copyrights and other intellectual property rights.

Government Regulation

Bitcoin mining is largely an unregulated activity at both the state and federal level. We anticipate that bitcoin mining will be a focus for increased regulation in the near- and long-term, and we cannot predict how future regulations may affect our business or operations.

State regulation of bitcoin mining is important with respect to where we conduct our mining operations. The majority of our mining facilities are located in Georgia, which is one of the most favorable regulatory environments for bitcoin miners. However, we also have co-location operations in New York, which has generally been more aggressive in its regulation of bitcoin mining. Current New York regulation, including a recent moratorium on certain bitcoin mining operations that run on carbon-based power sources signed into law on November 22, 2022, in our view, does not impact our decision to operate our miners at the Coinmint facility in New York in the foreseeable future; however, if the regulatory landscape changes, we would evaluate whether to relocate our hosted miners to one of our facilities in Georgia or to other facilities outside of New York State, which could be costly and cause us to not be able to operate the miners while they are being relocated.

Further, in March 2022, the United States announced plans to establish a unified federal regulatory regime for cryptocurrency, and a group of United States Senators sent a letter to the United States Treasury Department (the “Treasury”) asking Treasury Secretary Janet Yellen to investigate the Treasury’s ability to monitor and restrict the use of cryptocurrencies to evade sanctions imposed by the United States. We are unable to predict the impact that any new regulations may have on our business at the time of filing this Annual Report on Form 10-K.

In August 2021, the chair of the SEC stated that he believed investors using digital asset trading platforms are not adequately protected, and that activities on the platforms can implicate the securities laws, commodities laws and banking laws, raising a number of issues related to protecting investors and consumers, guarding against illicit activity, and ensuring financial stability. The chair expressed a need for the SEC to have additional authority to prevent transactions, products, and platforms from “falling between regulatory cracks,” as well as for more resources to protect investors in “this growing and volatile sector.” The chair called for federal legislation centering on digital asset trading, lending, and decentralized finance platforms, seeking “additional plenary authority” to write rules for digital asset trading and lending. Since that time, Congress has considered a number of legislative proposals for regulating the digital asset industry. We continue to monitor and proactively engage in dialogue on legislative matters related to our industry.

In addition, federal regulators have increased their enforcement activity in the digital asset industry. Federal agencies such as the SEC and Commodity Futures Trading Commission (“CFTC”) have brought a number of enforcement actions, including actions against significant players in the industry. In fiscal year 2023, for example, the CFTC brought 47 actions involving conduct related to digital asset commodities, representing more than 49 percent of all actions filed by the CFTC during that time period. This increased enforcement by agencies like the SEC and CFTC has resulted in part from the failure of FTX Trading Ltd. (“FTX”) in November 2022 and the resulting market turmoil that failure caused.

While these statements tend to focus more on digital asset exchanges and other players in the digital asset space and less on bitcoin miners, the failure of large exchanges may impact the adoption and value of bitcoin. Additionally, because we sell our bitcoin on exchanges, we may also be potentially impacted by exchange failures in that respect. For those reasons, we carefully vet the exchanges we use for adequate compliance with U.S. laws as well as liquidity, using the information available to us, but we cannot be certain that we will be able to avoid the negative effects of a large exchange failure.

As the regulatory and legal environment evolves, we may become subject to new laws, such as further regulation by the SEC, CFTC and other agencies, which may affect our mining and other activities. For additional discussion regarding our belief about the potential risks existing and future regulation pose to our business, see Part I, Item 1A. “Risk Factors” beginning on page 13 of this Annual Report on Form 10-K.

Cybersecurity

Our share of bitcoins mined from our pool are initially received by us in wallets we control, which are maintained by Coinbase Inc. (“Coinbase”), a U.S.-based digital assets exchange. We sell portions of the bitcoin we mine and utilize hot wallets to hold this bitcoin immediately prior to selling for working capital purposes. We hold any remainder of our bitcoin in cold storage. Bitcoin in cold wallets are reconciled monthly and are considered “on-chain.” In other words, the cold wallets have a unique blockchain address and their activity is tracked through the blockchain by the Company if there are any reconciling issues. For security reasons, Coinbase does not disclose the geographic location of its cold storage wallets to its customers. Our custody agreement with Coinbase provides that Coinbase will obtain and maintain at its sole expense insurance coverage in such types and amounts as are commercially reasonable for the custodial services provided under the custody agreement. We do not carry additional insurance coverage on our bitcoin holdings. Further we are not aware of any insurance providers or other third parties (e.g. auditors) having inspection or other verification rights associated with digital assets held in storage.

We recognize the importance of assessing, identifying and managing material risks associated with cybersecurity threats, as such term is defined in Item 106(a) of Regulation S-K. Bitcoins we mine or hold for our own account may be subject to loss, theft or restriction on access. Hackers or malicious actors may launch attacks to steal, compromise or secure bitcoins, such as by attacking the bitcoin network source code, exchange miners, third-party platforms (including Coinbase), cold and hot storage locations or software, or by other means. We may be in control and possession of substantial holdings of bitcoin, and as we increase in size, we may become a more appealing target of hackers, malware, cyberattacks or other security threats. We have an established IT Steering Committee, formed of senior Company leadership, which evaluates all cybersecurity matters, with the purpose of meeting at least semi-annually and providing recommendations with respect to our information technology use and protection, including, but not limited to, data governance, privacy, compliance and cybersecurity.

We have implemented controls, policies, procedures and technological safeguards to maintain and protect the integrity, continuous operation, redundancy and security of our IT systems and data that we believe to be reasonably consistent with industry standards and practices, or as required by applicable regulatory standards. We are also required to comply with applicable laws, rules, regulations and contractual obligations relating to the privacy and security of our IT systems and data and to the protection of such IT systems and data from unauthorized use, access, misappropriation or modification.

Insurance

We have property insurance coverage for our bitcoin miners under a multi-tiered insurance program with 18 different underwriters for a total of $100,000 in limits. This insurance coverage covers all the Company’s bitcoin miners and includes Earthquake/Flood insurance with a $5,000 limit and Storm/Wind/Hail coverage with a limit of 3% Value at Risk of Time of Loss. We also maintain equipment breakdown coverage, with a property damage limit of $100,000. We do not maintain Business Interruption Coverage, which is currently not being provided by underwriters to any bitcoin mining companies. The policies also exclude coverage of our bitcoin holdings and cybersecurity coverage. We engage our insurance broker annually to solicit underwriters to provide proposals to renew our current coverage or update our policies to meet our needs, prior to the policies’ expiration on November 1st of each year.

Human Resources

We believe that our future success depends, in no small part, on our ability to continue to attract, hire, and retain qualified personnel. As of September 30, 2023, we had 131 staff members, all located in the United States, and 130 of which were full time. We believe that we have adequate personnel and resources with the specialized skills required to carry out our operations successfully. Employees participate in equity incentive plans and receive generous compensation in the form of salary and benefits. We continually seek to hire and retain talented professionals, although the competition for such personnel in our segments is significant. None of our employees are represented by a labor union, and we have never experienced a work stoppage. We believe we have a strong and engaging relationship with our employees.

We cultivate trust and transparency among our employees, the communities we operate in, and the people around the world who depend on bitcoin as we jointly strive to build the infrastructure of the future.

Discontinued Operations

As of June 30, 2022, we deemed our energy operations to be discontinued operations due to our strategic decision to strictly focus on bitcoin mining operations and to divest or dispose of the remaining energy assets.

Through our discontinued operations segment, we previously provided energy solutions through our wholly owned subsidiaries CleanSpark LLC, CleanSpark II, LLC, CleanSpark Critical Power Systems, Inc., GridFabric, LLC, and ATL Solar Watt Solutions, Inc. We have since sold or disposed of the majority of our software and intellectual property assets related to the Energy Segment (including mPulse, mVoult and GridFabric LLC) and sold all additional inventory and other assets.

Other Business Activities

Through our wholly owned subsidiary ATL Data Centers LLC ("ATL"), we previously provided traditional data center services to a small number of remaining clients, such as providing customers with rack space, power and equipment, and offered several cloud services including virtual services, virtual storage, and data backup services. As of September 30, 2023, ATL no longer provides data center services to external customers and all capacity of the location is now dedicated to bitcoin mining activities.

Company Information

CleanSpark, Inc. was incorporated in 1987 and is headquartered in Henderson, Nevada. It is incorporated in Nevada. The Company was formerly known as Stratean Inc. and changed its name to CleanSpark, Inc. in November 2016. We maintain a corporate website at: www.cleanspark.com.

The contents of our website are not incorporated in, or otherwise to be regarded as part of, this Annual Report on Form 10-K.

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

Item 1A. Risk Factors

We are subject to various risks that may materially harm our business, prospects, financial condition and results of operations. An investment in our common stock is speculative and involves risk. In evaluating an investment in shares of our common stock, you should carefully consider the risks described below, together with the other information included in this Annual Report on Form 10-K.

The risks described below are not the only risks we face. If any of the events described in the following risk factors actually occurs, or if additional risks and uncertainties later materialize that are not presently known to us or that we currently deem immaterial, then our business, prospects, results of operations and financial condition could be materially adversely affected. In that event, the trading price of our common stock could decline, and you may lose all or part of your investment in our shares. The risks discussed below include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements.

Risk Factors Summary

Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below and should be carefully considered, together with other information included in this Annual Report on Form 10-K.

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
•
we maintain our cash at financial institutions, often in balances that exceed federally insured limits;
•
the uncertain impact of geopolitical and economic events on the demand for bitcoin;
•
our exposure to pricing risk and volatility associated with the value of bitcoin because we do not hedge our investment in bitcoin;

•
the development and acceptance of competing blockchain platforms or technologies;
•
the reward for successfully solving a block will halve in the future, and its value may not adjust to compensate us for the reduction in the rewards we receive from our mining efforts;
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
•
risks due to disruptions in the digital asset markets, including, but not limited to, the risk from depreciation in our stock price, financing risk, risk of increased losses or impairments in our investments or other assets, risks of legal proceedings and government investigations, and risks from price declines or price volatility of digital assets;
•
inadequate sources of recovery if our bitcoin holdings are lost, stolen or destroyed;
•
our ability to adopt technology in response to changing security needs or trends and reliance on a third party, Coinbase, for custody of our bitcoin holdings;
•
security threats to us;
•
a loss of confidence in our security systems, or a breach of our security systems;
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
•
damage to the properties included in our mining operation and potential inability to get adequate insurance coverage for same;
•
our need for significant electrical power to support our mining operations;
•
increased scrutiny and changing expectations from stakeholders with respect to ESG practices and the impacts of climate change;
•
our operations and profitability may be adversely affected by competition from other methods of investing in cryptocurrencies;
•
the possibility that large holders of bitcoin may sell bitcoin into the market in large amounts all at once, thereby impacting the growth of the price of bitcoin;
•
the potential that, in the event of a bankruptcy filing by a custodian, bitcoin held in custody could be determined to be property of a bankruptcy estate and we could be considered a general unsecured creditor thereof;
•
risks related to technological obsolescence, the vulnerability of the global supply chain for cryptocurrency hardware disruption and difficulty in obtaining new hardware;
•
the limited precedent for financial accounting of digital assets, and the possibility of future accounting requirements for transactions involving digital assets;
•
the possibility of our failure to grow our hashrate;
•
risks arising from pandemics, epidemics or an outbreak of diseases, such as the COVID-19 pandemic;
•
global economic conditions, including continuing or worsening inflationary issues and associated changes in monetary policy and potential economic recession, and geopolitical events such as the Russia-Ukraine conflict and the subsequent imposition of sanctions as a result of the Russia-Ukraine conflict, and the Israeli-Palestinian conflict, could adversely affect our business, financial condition and results of operations;

•
potential product defect or liability suits, or any recall of our products, particularly those in the discontinued operations; and
•
our limited insurance protection exposes us and our stockholders to the risk of loss of our bitcoin for which no person is liable.

Risks Related to Governmental Regulation and Enforcement Operations

•
potential changes in laws and regulations applicable to mining bitcoin, bitcoin itself or interpretations thereof, including, without limitation, banking regulations and securities regulations and regulations governing mining activities, both in the U.S. and in other countries;
•
we may incur additional compliance costs if deemed subject to the Commodity Exchange Act;
•
the risk that the SEC or another regulatory body considers bitcoin or any other cryptocurrency to be a security;
•
changing environmental regulation and public energy policy;
•
future developments regarding the treatment of digital assets for U.S. federal income and applicable state, local and non-U.S. tax purposes; and
•
potential exposure to specifically designated nationals or blocked persons as a result of our interactions with the bitcoin network.

Risks Related to Our Securities

•
the price of our common stock may be volatile and could fluctuate widely in price;
•
any future issuance of preferred stock may adversely affect holders of our common stock, as shares of preferred stock may have additional rights, preferences and privileges as compared to our common stock;
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
•
we have not, and do not presently intend to, pay dividends on shares of our common stock;
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
•
our management has identified a material weakness in its internal control over financial reporting and may identify additional material weaknesses in the future;
•
we are an accelerated filer and may no longer provide scaled disclosures as a smaller reporting company beginning with our Quarterly Report on Form 10-Q for the quarter ending December 31, 2023, which will increase our costs and demands on management; and
•
provisions in the Nevada Revised Statutes and our bylaws could make it very difficult for an investor to bring any legal actions against our directors or officers for violations of their fiduciary duties or could require us to pay any amounts incurred by our directors or officers in any such actions.

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

It is difficult to accurately predict the future market price of bitcoin, which may inhibit consumer trust in and market acceptance of bitcoin as a means of exchange, thereby potentially limiting the future adoption of bitcoin and resulting in our assumptions proving to be incorrect. If our assumptions prove incorrect and the future price of bitcoin is not sufficiently high, our income from our bitcoin mining operations may not exceed our costs, and our operations may never achieve profitability.

We have a limited operating history and a history of operating losses and negative cash flow, and we may never achieve consistent profitability.

Our limited operating history, in particular our recent entry into the bitcoin mining business, makes it difficult to evaluate our business and predict our future results of operations. Although we have achieved profitable quarters in the past, to date, we have not maintained consistent profitability from period to period, and no assurances can be made that we will achieve consistent profitability in the near future, if ever. From the Company’s inception through September 30, 2023, we sustained $332,643 in cumulative net losses, and we had a net loss from our continuing operations for the fiscal year ended September 30, 2023 of $132,160. We have generated these losses as we execute our business plan and expand on our bitcoin mining activities as bitcoin prices have at times been in a bear market. The extent to which we will continue to recognize losses in our continuing operations is dependent on bitcoin prices, among other factors.

Our future success is difficult to predict because we operate in emerging and evolving industries that are subject to volatile and unpredictable cycles.

The bitcoin mining and related industries are emerging and evolving, which may lead to period-to-period variability in our operating results and may make it difficult to evaluate our future prospects. If we are not able to timely and appropriately adapt to changes in our business environment or to accurately assess where we are positioned within a business cycle, our business, financial condition or results of operations may be materially and adversely affected.

The markets in which we participate are highly competitive, and we may be unable to successfully compete.

We compete in the highly competitive market for certain operational aspects of our bitcoin mining business, including, but not limited to, the acquisition of new miners, obtaining the lowest cost of electricity, obtaining clean energy sources, obtaining access to energy sites with reliable sources of power and evaluating new technology developments in the industry. Evolving industry standards, rapid price changes and product obsolescence impact the market and its various participants, including us. Our competitors include many domestic and foreign companies, many of which have substantially greater financial, marketing, personnel and other resources than we do, which may cause us to be at a competitive disadvantage. The success of our bitcoin mining business will be dependent upon our ability to purchase additional miners, adapt to changes in technology in the industry, and to obtain sufficient energy at reasonable prices, amongst other things.

A significant part of our success will depend on our reliance on and ability to manage our construction contractors and suppliers, including mining equipment suppliers, in order to meet our expansion efforts in keeping with planned timelines and cost estimates, and any failure to do so could materially and adversely affect our results of operations and relations with our customers.

We rely on a limited number of suppliers for the purchase and delivery of our miners to support our bitcoin mining operations. There can be no assurance that such key suppliers and manufacturers will provide components, products or miners in a timely and cost-efficient manner or otherwise meet our needs and expectations. Any disruption in the operations of such key suppliers or manufacturers could delay our ability to expand our bitcoin mining operations. Our ability to manage such relationships and timely replace suppliers and manufacturers, if necessary, is critical to our success. Our failure to timely replace our manufacturers and suppliers, should that become necessary, could materially and adversely affect our results of operations. For example, we depend on Bitmain, MicroBT, Canaan Crypt Solutions and Sunnyside Digital for our mining rigs and any change in their ability to manufacture or distribute and deliver these products could have a significant impact on our results of operations. Supply chain disruptions resulting from factors such as inflation, labor supply and shipping container shortages and the COVID-19 pandemic have impacted, and may continue to impact, us and our third-party manufacturers and suppliers. We are reliant on third parties for our expansion efforts, including construction contractors and suppliers of infrastructure, to provide accurate estimates and timelines. If those parties experience delays, cannot access adequate capital, or are exposed to inflation pressures or supply chain disruptions, our expansion efforts will be similarly impacted.

We rely heavily on our management team, whose continued service and performance is critical to our future success. Any failure by management to properly manage growth, including hiring and retaining competent and skilled management and other personnel, could have a material adverse effect on our business, operating results and financial condition.

We currently have three executive officers — our Chief Executive Officer and President, Zachary Bradford, our Chief Financial Officer, Gary Vecchiarelli, and S. Matthew Schultz, our Executive Chairman — who are responsible for our management functions and are responsible for strategic development, financing and other critical functions. Our future success depends significantly on the continued service and performance of our existing management team. The departure, death, disability or other extended loss of services of any member of our management team, particularly with little or no notice, could cause delays on projects, frustrate our growth prospects and could have an adverse impact on our industry relationships, our project exploration and development programs, other aspects of our business and our financial condition, results of operations, cash flow and prospects.

Our success, growth prospects and ability to capitalize on market opportunities also depend to a significant extent on our ability to identify, hire, motivate and retain qualified managerial personnel, including additional senior members of management. Our growth may be constrained by resource limitations as competitors and customers compete for increasingly scarce human capital resources. The demand for professionals familiar with bitcoin mining and other skilled workers is currently high. Our competitors may be able to offer a work environment with higher compensation or more opportunities than we can. Any new personnel we hire may not be or become as productive as we expect, as we may face challenges in adequately or appropriately integrating them into our workforce and culture. If we are unable to attract and retain a sufficient number of skilled personnel, our ability to successfully implement our business plan, grow our company and maintain or expand our mining operations may be adversely affected, and the costs of doing so may increase, which may adversely impact our business, financial condition and results of operations.

Our planned expansion could also place significant demands on our management, operations, systems, accounting, internal controls and financial resources. If we experience difficulties in any of these areas, we may not be able to expand our business successfully or effectively manage our growth. Any failure by management to manage growth and to respond to changes in our business could have a material adverse effect on our business, financial condition and results of operations.

We have engaged in, and in the future may engage in, strategic acquisitions and other arrangements that could disrupt our business, cause dilution to our stockholders, reduce our financial resources and harm our operating results.

We have previously engaged in strategic transactions, including acquisitions of companies, technologies and personnel, such as our recent asset and business acquisitions related to our Dalton, GA, Sandersville, GA and Washington, GA facilities, and, as part of our growth strategy, in the future, we may seek additional opportunities to grow our mining operations, including through purchases of miners and facilities from other operating companies, including companies in financial distress. Our ability to grow through future acquisitions will depend on the availability of, and our ability to identify, suitable acquisition and investment opportunities at an acceptable cost, our ability to compete effectively to attract those opportunities and the availability of financing to complete acquisitions. Future acquisitions may require us to issue common stock that would dilute our current stockholders’ percentage ownership, assume or otherwise be subject to liabilities of an acquired company, record goodwill and non-amortizable intangible assets that will be subject to impairment testing on a regular basis and potential periodic impairment charges, incur amortization expenses related to certain intangible assets, incur large acquisition and integration costs, immediate write-offs, and restructuring and other related expenses and become subject to litigation.

The benefits of an acquisition may also take considerable time to develop, and we cannot be certain that any particular acquisition will produce the intended benefits in a timely manner or to the extent anticipated or at all. We may experience difficulties integrating the operations, technologies and personnel of an acquired company or be subjected to liability for the target’s pre-acquisition activities or operations as a successor in interest. Such integration may divert management’s attention from normal daily operations of our business. Future acquisitions may also expose us to potential risks, including risks associated with entering markets in which we have no or limited prior experience, especially when competitors in such markets have stronger market positions, the possibility of insufficient revenues to offset the expenses we incur in connection with an acquisition and the potential loss of, or harm to, our relationships with employees and suppliers as a result of integration of new businesses.

We may not be able to timely complete our future strategic growth initiatives or within our anticipated cost estimates, if at all.

As part of our efforts to grow our hashrate and remain competitive in the market, we have acquired facilities, entered into new and re-negotiated purchased power agreements and invested in additional new and used mining equipment. We are also reliant on third parties for our expansion efforts, including construction contractors and providers of infrastructure equipment, who may be burdened by delays in manufacturing, supply chain problems, less access to capital due to macro-economic conditions, or inflation. This could increase our costs and/or delay our expansion and acquisition efforts. If we are unable to complete our planned expansions or acquisitions on schedule and within our anticipated cost estimates, our deployment of newly purchased miners may be delayed, which could affect our competitiveness and our results of operation, which could have a material adverse effect on our financial condition and the market price for our securities.

We may experience increased compliance costs as a result of future strategic acquisitions.

Future strategic acquisitions could carry substantial compliance burdens, which may limit our ability to realize the anticipated benefits of such acquisitions, and which may require our management and personnel to shift their focus to such compliance burdens and away from their other functions. Such increased costs and compliance burdens could affect our ability to realize the anticipated benefits of such strategic acquisitions, and our business, results of operations and financial condition may suffer as a result.

In the future, we may require additional financing to sustain and expand our operations, and we may not be able to obtain financing on acceptable terms, or at all, which would have a material adverse effect on our business, financial condition, results of operations, cash flow and prospects.

Our ability to operate profitably and to grow our business is dependent upon, among other things, generating sufficient revenue from our operations and, when and if needed, obtaining financing. If we are unable to generate sufficient revenues to operate and/or expand our business, we will be required to raise additional capital to fund operating deficits (if applicable) and the growth of our business, pursue our business plans and to finance our operating activities, including through equity or debt financings, which may not be available to us on favorable terms, or at all. Our ability to obtain capital through sales of bitcoin may also be impacted by the volatility in the price of bitcoin.

We have previously raised capital to finance our strategic growth of our business through public offerings of our common stock, including through our at-the-market offering program, and we expect to need to raise additional capital through similar public offerings to finance the completion of current and future expansion initiatives. Utilizing those sources may be more challenging in the current financial market conditions, in particular where trading volume is diminished. We may not be able to obtain additional debt or equity financing on favorable terms, if at all, which could impair our growth and adversely impact our existing operations.

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

We maintain our cash at financial institutions, often in balances that exceed federally insured limits. We maintain the majority of our cash and cash equivalents in accounts at banking institutions in the United States that we believe are of high quality. Cash held in these accounts often exceed the Federal Deposit Insurance Corporation (“FDIC”)

insurance limits. If such banking institutions were to fail, we could lose all or a portion of the amounts held in excess of such insurance limitations. The FDIC recently took control of three such banking institutions, Silicon Valley Bank on March 10, 2023, Signature Bank on March 12, 2023 and First Republic Bank on May 1, 2023. While we did not have an account at any of these three banks, in the event of the failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business and financial position. Our ability to open accounts at certain financial institutions is limited by the policies of such financial institutions to not accept clients that are in the digital asset industry.

The impact of geopolitical and economic events on the demand for bitcoin is uncertain.

Geopolitical crises may trigger large-scale purchases of bitcoin, which could rapidly increase the price of bitcoin. This may, however, also increase the likelihood of a subsequent price swing in the opposite direction as crisis-driven purchasing behavior dissipates, ultimately decreasing the value of bitcoin or any other digital asset in our possession. Such risks are similar to the risks of purchasing commodities in generally uncertain times, such as the risk of purchasing, holding or selling gold.

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

The market price of one bitcoin in our principal market ranged from approximately $15,460 to $31,862 during the fiscal year ended September 30, 2023 and ranged from approximately $17,567 to $69,000 during the fiscal year ended September 30, 2022. While bitcoin prices are determined primarily using data from various exchanges, over-the-counter markets and derivative platforms, they have historically been volatile and are impacted by a variety of factors. Such factors include, but are not limited to, the worldwide growth in the adoption and use of bitcoin, the maintenance and development of the software protocol of the bitcoin network, changes in consumer demographics and public tastes, fraudulent or illegitimate actors, real or perceived scarcity, and political, economic, regulatory or other conditions. Furthermore, pricing may be the result of, and may continue to result in, speculation regarding future appreciation in the value of bitcoin, or our share price, making prices more volatile.

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

The development and acceptance of competing blockchain platforms or technologies may cause consumers to abandon bitcoin. As we exclusively mine bitcoin, and expect to exclusively mine bitcoin in the future, we could face difficulty adapting to emergent digital ledgers, blockchains or alternatives thereto. This could prevent us from realizing the anticipated profits from our investments. Such circumstances could have a material adverse effect on our business, prospects or operations and potentially the value of any bitcoin we mine or otherwise acquire or hold for our own account and therefore harm investors.

Bitcoin is subject to halving; the reward for successfully solving a block will halve several times in the future and its value may not adjust to compensate us for the reduction in the rewards we receive from our mining efforts.

Halving is a process designed to control the overall supply and reduce the risk of inflation in cryptocurrencies using a Proof-of-Work consensus algorithm. In an event referred to as bitcoin “halving,” the bitcoin reward for mining any block is cut in half. For example, the mining reward for bitcoin declined from 12.5 to 6.25 bitcoin on May 11, 2020. This process is scheduled to occur once every 210,000 blocks. It is estimated that bitcoin will next halve in April 2024 and then approximately every four years thereafter until the total amount of bitcoin rewards issued reaches 21 million, which is expected to occur around 2140. Once 21 million bitcoin are generated, the network will stop producing more. Currently, there are more than 19 million bitcoin in circulation. While bitcoin prices have had a history of price fluctuations around halving events, there is no guarantee that any such price change will be favorable or would compensate for the reduction in mining reward. If a corresponding and proportionate increase in the price of bitcoin does not follow these anticipated halving events, the revenue from our mining operations would decrease, and we may not have an adequate incentive to continue mining and may cease mining operations altogether, which may adversely affect an investment in us.

Furthermore, such reductions in bitcoin rewards for uncovering blocks may result in a reduction in the aggregate hashrate of the bitcoin network as the incentive for miners decreases. Miners ceasing operations would reduce the collective processing power on the network, which would adversely affect the confirmation process for transactions and make the bitcoin network more vulnerable to malicious actors or botnets obtaining control in excess of 50% of the processing power active on the blockchain. Such events may adversely affect our activities and an investment in us.

Our reliance on a third-party mining pool service provider for our mining revenue payouts may adversely affect an investment in us.

We currently rely on Foundry Digital’s open access mining pool ("pool") that supports bitcoin to receive our mining rewards and fees from the network. Our pool has the sole discretion to modify the terms of our agreement at any time, and, therefore, our future rights and relationship with our pool may change. In general, mining pools allow miners to combine their computing and processing power, increasing their chances of solving a block and getting rewarded by the bitcoin network. The rewards, distributed proportionally to our contribution to the pool’s overall mining power, are distributed by the pool operator. Should our pool's operator systems suffer downtime due to a cyber-attack, software malfunction or other similar issues, our ability to mine and receive revenue will be negatively impacted. Furthermore, while we receive daily reports from our pool detailing the total processing power provided to the pool and the proportion of that total processing power we provided to determine the distribution of rewards to us, we are dependent on the accuracy of our pool’s record keeping. Therefore, we have little means of recourse against our pool's operator if we determine the proportion of the reward paid out to us by the mining pool operator is incorrect, other than leaving the pools. If we are unable to consistently obtain accurate proportionate rewards from our pool, we may experience reduced rewards for our efforts, which would have an adverse effect on our business and operations.

Forks in the bitcoin network may occur in the future, which may affect the value of bitcoins held by us.

A small group of contributors can propose refinements or improvements to the bitcoin network’s source code that alter the protocols and software that govern the bitcoin network and the properties of bitcoin, including the irreversibility of transactions and limitations on the mining of new bitcoin. This is known as a “fork.” In the event a developer or group of developers proposes modifications to the bitcoin network that are not accepted by a majority of miners and users, but that are nonetheless accepted by a substantial plurality of miners and users, two or more competing and incompatible blockchain implementations could result. This is known as a “hard fork.”

The value of bitcoin after the creation of a fork is subject to many factors, including, but not limited to, the value of the fork product, market reaction to the creation of the fork product and the occurrence of forks in the future. As such, existing forks, such as Bitcoin Cash and Bitcoin Gold, and future forks may have a negative effect on bitcoin’s value and may adversely affect an investment in us.

The open-source structure of the bitcoin network protocol means that the contributors to the protocol are generally not directly compensated for their contributions in maintaining and developing the protocol. A failure to properly monitor and upgrade the protocol could damage the bitcoin network and an investment in us.

As an open-source project, bitcoin does not generate revenues for its contributors, and contributors are generally not compensated for maintaining and updating the bitcoin network protocol. The lack of guaranteed financial incentives for contributors to maintain or develop the bitcoin network and the lack of guaranteed resources to adequately address emerging issues with the bitcoin network may reduce incentives to address the issues adequately or in a timely manner. To the extent that contributors may fail to adequately update and maintain the bitcoin network protocol, there may be a material adverse effect on our business, prospects, or operations and potentially the value of any bitcoin or other cryptocurrencies we mine or otherwise acquire or hold for our own account.

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

We do not hold our bitcoins with a banking institution or a member of the FDIC or the Securities Investor Protection Corporation (“SIPC”), and, therefore, our bitcoins are not subject to the protections enjoyed by depositors with FDIC or SIPC member institutions. As a result, we may suffer a loss with respect to our bitcoins that are not covered by insurance, and we may not be able to recover any of our carried value in these bitcoins if they are lost or stolen or suffer significant and sustained reduction in conversion spot price. If we are not otherwise able to recover damages in connection with these losses, our business and results of operations may suffer, which may have a material negative impact on our stock price.

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

We currently mine bitcoin by contributing to and benefiting from our pool’s processing power. Our share of bitcoins mined from our pool is initially received by us in wallets we control, which are maintained by Coinbase. We currently sell the majority of the bitcoin we mine and utilize hot wallets to hold this bitcoin immediately prior to selling for working capital purposes. We hold any remainder of our bitcoin in cold storage. Bitcoins we mine or hold for our own account may be subject to loss, theft or restriction on access. Hackers or malicious actors may launch attacks to steal, compromise or secure bitcoins, such as by attacking the bitcoin network source code, exchange miners, third-party platforms (including Coinbase), cold and hot storage locations or software, or by other means. We may be in control and possession of substantial holdings of bitcoin, and as we increase in size, we may become a more appealing target of hackers, malware, cyber-attacks or other security threats. Any of these events may adversely affect our operations and, consequently, our investments and profitability.

If a malicious actor or botnet obtains control of more than 50% of the processing power on the bitcoin network, such actor or botnet could manipulate the network to adversely affect us, which would adversely affect an investment in us.

If a malicious actor or botnet, a collection of computers controlled by networked software coordinating the actions of the computers, obtains over 50% of the processing power dedicated to mining bitcoin, such actor or botnet may be able to construct fraudulent blocks or prevent certain transactions from completing in a timely manner, or at all. The malicious actor or botnet could control, exclude or modify the order of transactions, though it could not generate new units or transactions using such control. The malicious actor or botnet could also “double-spend,” or spend the same bitcoin in more than one transaction, or it could prevent transactions from being validated. In certain instances, reversing any fraudulent or malicious changes made to the bitcoin blockchain may not be possible.

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

We may face several risks due to disruptions in the digital asset markets, including but not limited to the risk from depreciation in our stock price, financing risk, risk of increased losses or impairments in our investments or other assets, risks of legal proceedings and government investigations, and risks from price declines or price volatility of digital assets.

In the second half of 2022 and beginning of 2023, some of the well-known digital asset market participants, including Celsius Network, Voyager Digital Ltd., Three Arrows Capital and Genesis Global Holdco LLC, declared bankruptcy, resulting in a loss of confidence in participants of the digital asset ecosystem and negative publicity surrounding digital assets more broadly. In November 2022, FTX, the third-largest digital asset exchange by volume at the time, halted customer withdrawals, and shortly thereafter, FTX and its subsidiaries filed for bankruptcy.

In response to these and other similar events (including significant activity by various regulators regarding digital asset activities, such as enforcement actions, against a variety of digital asset entities, including Coinbase and Binance), the digital asset markets, including the market for bitcoin specifically, have experienced extreme price volatility and several other entities in the digital asset industry have been, and may continue to be, negatively affected, further undermining confidence in the digital asset markets and in bitcoin. These events have also negatively impacted the liquidity of the digital asset markets as certain entities affiliated with FTX and platforms such as Coinbase and

Binance have engaged, or may continue to engage, in significant trading activity. If the liquidity of the digital asset markets continues to be negatively impacted by these events, digital asset prices (including the price of bitcoin) may continue to experience significant volatility and confidence in the digital asset markets may be further undermined. These events are continuing to develop and it is not possible to predict at this time all of the risks that they may pose to us, our service providers or on the digital asset industry as a whole.

Although we had no direct exposure to FTX or any of the above-mentioned cryptocurrency companies (with the exception of Coinbase, which is discussed in “—Potential that, in the event of a bankruptcy filing by a custodian, bitcoin held in custody could be determined to be property of a bankruptcy estate and we could be considered a general unsecured creditor thereof”), nor any material assets that may not be recovered or may otherwise be lost or misappropriated due to the above-mentioned bankruptcies, the failure or insolvency of large exchanges like FTX or other significant players in the digital asset space may cause the price of bitcoin to fall and decrease confidence in the ecosystem, which could adversely affect an investment in us. Such market volatility has had a material and adverse effect on our results of operations and financial condition, and we expect our results of operations to continue to be affected by bitcoin’s price as the results of our operations are significantly tied to the price of bitcoin. If we do not continue adjusting our short-term strategy to optimize our operating efficiency in the current dynamic market conditions, such market conditions could have a further negative result on our business, prospects or operations.

We may not have adequate sources of recovery if our bitcoin holdings are lost, stolen or destroyed.

We rely on Coinbase to facilitate the custody of our bitcoins. If our bitcoin holdings are lost, stolen or destroyed under circumstances rendering a party, including Coinbase, liable to us, the responsible party may not have the financial resources sufficient to satisfy our claim. For example, as to a particular event of loss, the only source of recovery for us might be limited, to the extent identifiable, to other responsible third parties (e.g., a thief or terrorist), any of which may not have the financial resources (including liability insurance coverage) to satisfy a valid claim of ours. While Coinbase maintains insurance coverage of such types and amounts as Coinbase asserts to be commercially reasonable for its custodial services provided under the Company’s custody agreement with Coinbase, including certain commercial crime insurance of limited aggregate principal amount which covers losses stemming from fraud, security breach, hack and asset theft, such insurance coverage may be insufficient to protect the Company against all losses of its bitcoin holdings held in custody with Coinbase, whether or not stemming from security breaches, cyberattacks or other types of unlawful activity. See “–Our limited insurance protection exposes us and our stockholders to the risk of loss of our bitcoin for which no person is liable.”

Our ability to adopt technology in response to changing security needs or trends and reliance on a third party, Coinbase, for custody pose a challenge to the safekeeping of our bitcoin holdings.

The history of digital asset exchanges has shown that exchanges and large holders of digital assets must adapt to technological change in order to secure and safeguard their digital assets. All of the bitcoin we hold is held in either cold or hot storage by Coinbase. We rely on Coinbase’s security systems, derived from established, industry-best practices, to safeguard our bitcoin holdings from theft, loss, destruction or other issues relating to hackers and technological attack. We believe that we may become a more appealing target of security threats as the size of our bitcoin holdings grow. To the extent that either Coinbase or we are unable to identify and mitigate or stop new security threats, our bitcoin holdings may be subject to theft, loss, destruction or other attack, which could adversely affect an investment in us. To the extent that Coinbase is no longer able to safeguard our assets, we would be at risk of loss if safeguarding protocols fail.

Security threats to us could result in a loss of our bitcoin holdings or damage to our reputation and brand, each of which could adversely affect an investment in us.

Security breaches, computer malware and computer hacking attacks have been a prevalent concern in the digital asset exchange markets, for example since the launch of the bitcoin network. Any security breach caused by hacking, which involves efforts to gain unauthorized access to information or systems, or to cause intentional malfunctions or loss or corruption of data, software, hardware or other computer equipment, and the inadvertent transmission of computer viruses, could harm our business operations or result in loss of our bitcoin holdings. Any breach of our infrastructure could result in damage to our reputation, which could adversely affect an investment in us. Furthermore, we believe that, as our assets grow, we may become a more appealing target for security threats such as hackers and malware.

We rely on Coinbase’s security systems, derived from established, industry-best practices, to safeguard our bitcoin holdings from theft, loss, destruction or other issues relating to hackers and technological attack. Nevertheless, Coinbase’s security systems may not be impenetrable and may not be free from defect or immune to acts of God, and any loss due to a security breach, software defect or act of God may be borne by us.

Our security system and operational infrastructure may be breached due to the actions of outside parties, error or malfeasance of an employee of ours, or otherwise, and, as a result, an unauthorized party may obtain access to our private keys, data or bitcoin. Additionally, outside parties may attempt to fraudulently induce employees of ours to disclose sensitive information in order to gain access to our infrastructure. As the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, or may be designed to remain dormant until a predetermined event and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. If an actual or perceived breach of our security systems occurs, the market perception of the effectiveness of our security systems could be harmed, which could adversely affect an investment in us.

In the event of a security breach, we may be forced to cease operations, or suffer a reduction in assets, the occurrence of each of which could adversely affect an investment in us.

A loss of confidence in our security systems, or a breach of our security systems, may adversely affect us and the value of an investment in us.

We will take measures to protect us and our bitcoin from unauthorized access, damage or theft; however, it is possible that our security systems may not prevent the improper access to, or damage or theft of, our bitcoin holdings. A security breach could harm our reputation or result in the loss of some or all of our bitcoin. A resulting perception that our measures do not adequately protect our bitcoin holdings could result in a loss of current or potential stockholders, reducing demand for our common stock and causing our shares to decrease in value.

Bitcoin transactions are irrevocable and stolen or incorrectly transferred bitcoin may be irretrievable. As a result, any incorrectly executed digital asset transactions could adversely affect an investment in us.

Bitcoin transactions are not, from an administrative perspective, reversible without the consent and active participation of the recipient of the transaction or, in theory, control or consent of a majority of the processing power on the bitcoin network. Once a transaction has been verified and recorded in a block that is added to the blockchain, an incorrect transfer of bitcoin or a theft of bitcoin generally will not be reversible, and we may not be capable of seeking compensation for any such transfer or theft. While we exchange our bitcoin directly for U.S. dollars on Coinbase and do not presently use, or expect to use, our bitcoin for any other transactions other than limited payroll-related payments, it is possible that, through computer or human error, or through theft or criminal action, our bitcoin could be transferred from us in incorrect amounts or to unauthorized third parties. To the extent that we are unable to seek a corrective transaction with such third party or are incapable of identifying the third party which has received our bitcoin through error or theft, we will be unable to revert or otherwise recover incorrectly transferred bitcoin. To the extent that we are unable to seek redress for such error or theft, such loss could adversely affect an investment in us.

We may face risks of Internet disruptions, which could have an adverse effect on not only the price of bitcoin but also our ability to mine bitcoin.

A disruption of the Internet may adversely affect the mining and use of cryptocurrencies, including bitcoin. Generally, cryptocurrencies and our business of mining bitcoin are dependent upon the Internet. A significant disruption in Internet connectivity could disrupt bitcoin’s network operations until the disruption is resolved and have an adverse effect on the price of bitcoin and our ability to mine bitcoin.

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

Demand for bitcoin is driven, in part, by its status as a prominent and secure cryptocurrency. It is possible that a cryptocurrency other than bitcoin could have features that make it more desirable to a material portion of the digital asset user base, resulting in a reduction in demand for bitcoin.

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

Mining operations are costly and our expenses may increase in the future. Increases in mining expenses may not be offset by corresponding increases in revenue (i.e., the value of bitcoin mined). Our expenses may become greater than we anticipate, and our investments to make our business more cost-efficient may not succeed. Further, even if our expenses remain the same or decline, our revenues may not exceed our expenses to the extent the price of bitcoin decreases without a corresponding decrease in bitcoin network difficulty. Increases in our costs without corresponding increases in our revenue would adversely affect our profitability and could seriously harm our business and an investment in us.

The properties included in our mining operations may experience damages, including damages that may not be covered by insurance.

Our current mining locations and any future sites we establish will be subject to a variety of risks relating to physical condition and operation, including but not limited to:

•
construction or repair defects or other structural or building damage;
•
any noncompliance with or liabilities under applicable environmental, health or safety regulations or requirements or building permit requirements;
•
any damage resulting from natural disasters and climate change, such as hurricanes, earthquakes, fires, floods and windstorms; and
•
claims by employees and others for injuries sustained at our properties.

Although our mining sites are equipped with standard security measures normally associated with a traditional data center, and insured by tier one insurance providers, our mining sites could still be rendered inoperable, temporarily or permanently, as a result of a fire or other natural disaster or by a terrorist or other events outside of our control. For a summary of our insurance coverage, see “Business—Insurance.” The measures we have taken, and may take in the future, to prevent and insure against these risks may prove to not be sufficient or effective.

We are subject to risks associated with our need for significant electrical power.

The operation of a bitcoin mining facility requires significant amounts of electrical power. Any mining site we currently operate or establish in the future can only be successful if we can continue to obtain sufficient electrical power for that site on a cost-effective basis. We currently have five fully-owned campuses and operate additional miners under one active hosting agreement, each of which have unique power agreements. Geopolitical events including the war in Ukraine and inflationary impacts have caused power prices to increase worldwide; if power prices continue to increase while bitcoin prices decrease, our ability to profitability mine bitcoin would be negatively impacted.

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

Companies across many industries are facing increasing scrutiny related to their environmental, social and governance (“ESG”) practices. Investor advocacy groups, certain institutional investors, investment funds and other influential investors are also increasingly focused on ESG practices and in recent years have placed increasing importance on the non-financial impacts of their investments. In May 2021, the SEC proposed rule changes that would require public companies to include certain climate-related disclosures in their periodic reports, including information about climate-related risks that are reasonably likely to have a material impact on their business, results of operations, or financial condition, and certain climate-related financial statement metrics in a note to their audited financial statements. The SEC noted that such rule changes were proposed in response to investor demands for consistent and comparable data on climate change. Furthermore, increased public awareness and concern regarding environmental risks, including global climate change, may result in increased public scrutiny of our business and our industry, and our management team may divert significant time and energy away from our operations and towards responding to such scrutiny and reassuring our employees.

In addition, the physical risks of climate change may impact the availability and cost of materials and natural resources, sources and supplies of energy, and demand for bitcoin and other cryptocurrencies, and could increase our insurance and other operating costs, including, potentially, to repair damage incurred as a result of extreme weather events or to renovate or retrofit facilities to better withstand extreme weather events. If environmental laws or regulations or industry standards are either changed or adopted and impose significant operational restrictions and compliance requirements on our operations, or if our operations are disrupted due to physical impacts of climate change, our business, capital expenditures, results of operations, financial condition and competitive position could be negatively impacted.

Our operations and profitability may be adversely affected by competition from other methods of investing in cryptocurrencies.

We compete with other users and/or companies that are mining bitcoin and other potential financial vehicles, including securities backed by or linked to bitcoin. Market and financial conditions, and other conditions beyond our control, may make it more attractive to invest in other financial vehicles, or to invest in cryptocurrencies directly, which could limit the market for our shares and reduce their liquidity. The emergence of other financial vehicles and exchange-traded funds have increased scrutiny on cryptocurrencies, and such scrutiny could be applicable to us and impact our ability to successfully establish or maintain a public market for our securities. Such circumstances could have a material adverse effect on our business, prospects or operations and potentially the value of any bitcoin we mine or otherwise acquire or hold for our own account, and harm investors.

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

There are risks related to technological obsolescence, the vulnerability of the global supply chain for cryptocurrency hardware disruption and difficulty in obtaining new hardware which may have a negative effect on our business.

As our mining facilities operate, our miners experience ordinary wear and tear and may face more significant malfunctions caused by a number of extraneous factors beyond our control. The degradation of our miners will also require us, over time, to repair or replace miners which are no longer functional. Additionally, as technology evolves, we may be required to acquire newer models of miners to remain competitive in the market. This upgrading process requires substantial capital investment, and we may face challenges in doing so on a timely and cost-effective basis.

Further, the global supply of miners is unpredictable and presently heavily dependent on manufacturers headquartered in China, with manufacturing in Asia, which was severely affected by the emergence of the COVID-19 pandemic. We currently utilize several types of ASIC miners as part of our mining operation, including Bitmain Antminers, Canaan Avalon miners and MicroBT WhatsMiners, all of which are produced in China, Malaysia, Indonesia or Thailand. Geopolitical matters, including the relationship of the U.S. with China, may impact our ability to import ASIC miners. As a result, we may not be able to obtain adequate replacement parts for our existing miners or obtain additional miners from manufacturers on a timely basis. Such events could have a material adverse effect on our business, prospects or operations and potentially the value of any bitcoin we mine or otherwise acquire or hold for our own account, and harm investors.

Since there has been limited precedent set for financial accounting of digital assets, including bitcoin, it is unclear how we will be required to account for transactions involving digital assets.

Because there has been limited precedent set for the financial accounting of cryptocurrencies and related revenue recognition and no official guidance has yet been provided by the Financial Accounting Standards Board or the SEC as to bitcoin miners, it is unclear how bitcoin miners may in the future be required to account for cryptocurrency transactions and assets and related revenue recognition. A change in regulatory or financial accounting standards or interpretations by the SEC, particularly as they relate to the Company and the financial accounting of our bitcoin-related operations, could result in changes in our accounting treatment and the necessity to restate our financial statements. In addition, the accounting policies of many companies are being subjected to heightened scrutiny by regulators and the public, and we have received comments from the staff of the SEC’s Division of Corporation Finance Office of Crypto Assets (the “Staff”) during fiscal year 2023 related to the accounting of our bitcoin-related operations. See Item 1B, Unresolved Staff Comments. Such continued uncertainty with regard to financial accounting matters, particularly as they relate to the Company, the financial accounting of our bitcoin-related operations and the SEC comments we have received in respect of such matters, could negatively impact our business, prospects, financial condition and results of operations and our ability to raise capital.

If we fail to grow our hashrate, we may be unable to compete, and our results of operations could suffer.

Generally, a bitcoin miner’s chance of solving a block on the bitcoin blockchain and earning a bitcoin reward is a function of the miner’s hashrate (i.e., the amount of computing power devoted to supporting the bitcoin blockchain), relative to the global network hashrate. As demand for bitcoin has increased, the global network hashrate has increased, and to the extent more adoption of bitcoin occurs, we would expect the demand for bitcoin would increase, drawing more mining companies into the industry and further increasing the global network hashrate. As new and more powerful and energy-efficient mining servers are deployed, the global network hashrate will continue to increase, meaning a miner’s respective percentage of the total daily rewards will decline unless it deploys additional hashrate at pace with the growth of global hashrate. Accordingly, to compete in this highly competitive industry, we believe we will need to continue to acquire new miners, both to replace those lost to ordinary wear and tear and other damage, and to increase our hashrate to keep up with a growing global network hashrate.

We plan to grow our hashrate, in part, by acquiring newer, more powerful and energy-efficient miners. These new miners are highly specialized servers that are very difficult to produce at scale. As a result, there are limited producers capable of producing large numbers of sufficiently effective miners. The cost of these miners is directly correlated to bitcoin prices and the profitability of bitcoin mining. Demand for new miners increased in response to increased bitcoin prices in 2021 followed by a decreased in demand due to falling bitcoin prices in 2022. We observed the price of these new miners followed changes in demand, resulting in elevated machine prices when bitcoin mining economics are high and significantly lower prices when these economics are strained. As a result, positive bitcoin economics may negatively impact our future equipment costs and increase the competition to secure mining equipment. If we are unable to acquire sufficient numbers of new miners or access sufficient capital to fund our acquisitions, our results of operations and financial condition may be adversely affected, which could adversely affect investments in our securities.

Our business has been, and in the future may be, subject to risks arising from pandemic, epidemic or an outbreak of diseases, such as the outbreak of the COVID-19 pandemic.

On March 11, 2020, the World Health Organization declared the COVID-19 outbreak to be a pandemic. Since then, COVID-19 spread across the globe and impacted worldwide economic activity, including through quarantines, travel bans and restrictions, shelter-in-place orders, shutdowns of businesses, reductions in business activity, supply chain interruptions and overall economic and financial market instability. These measures impacted, and may further impact, our workforce and operations, as well as the operations of our customers, our partners and our vendors and suppliers. Our critical business operations, including our headquarters, and many of our key suppliers, are located in regions which have been and may continue to be impacted by COVID-19. Our suppliers worldwide have also been affected by COVID-19 and may continue to experience material impacts well beyond the end of the pandemic.

Specifically, the manufacture of components of our miners, the final assembly of our miners and other critical operations are concentrated in China and other geographic locations that have been impacted by COVID-19 and in which local governments continue to take measures to try to contain the pandemic. There is considerable uncertainty regarding the impact of such measures and potential future measures, including restrictions on manufacturing facilities, on our support operations or workforce, or on our customers, partners, vendors and suppliers. Such measures, as well as restrictions on or disruptions of transportation, such as reduced availability or increased cost of air transport, port closures, and increased border controls or closures, could limit our capacity to meet customer demand and have a material adverse effect on our financial condition and results of operations.

The COVID-19 pandemic and other factors have historically impacted, and may further adversely affect our supply chain, consistent with their effect across many industries, including creating shipping and logistics challenges and placing significant limits on component supplies. They have also historically and may further result in significantly increased costs for shipping miners, related components and infrastructure.

In addition, while the extent of the COVID-19 pandemic's continued effect on the global economy and our business in particular are difficult to assess or predict, the pandemic has historically resulted in, and may continue to result in, significant disruption of global financial markets, which may reduce our ability to access capital or our customers’ ability to pay us for past or future purchases, which could negatively affect our working capital and liquidity. A recession or financial market correction resulting from the lack of containment and spread of COVID-19 or a similar health epidemic could impact overall spending, adversely affecting demand for bitcoin, our business and the value of our common stock.

The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. The extent of the impact of the COVID-19 pandemic on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, will depend on future developments, including, but not limited to, the potential resurgence of COVID-19, the duration and spread of any other pandemic, its severity, any related restrictions on travel, any closures worldwide, the effectiveness of previous and any future actions taken in the United States and other countries to contain and treat the disease, including, without limitation, the effectiveness of vaccination initiatives in the United States and worldwide and the duration, timing and severity of the impact on customer spending, including any recession resulting from the pandemic, all of which are uncertain and cannot be predicted. An extended period of global supply chain and economic disruption as a result of the COVID-19 pandemic could have a materially adverse impact on our business, results of operations, access to sources of capital and financial condition, though the full extent and duration of any such impact is also uncertain.

Global economic conditions, including continuing or worsening inflationary issues and associated changes in monetary policy and potential economic recession, and geopolitical events such as the Russia-Ukraine conflict, and the subsequent imposition of sanctions as a result of the Russia-Ukraine conflict, and the Israeli-Palestinian conflict, could adversely affect our business, financial condition and results of operations.

General economic and political conditions such as economic recessions, interest rates, rising inflation, commodity prices, foreign currency fluctuations, international tariffs, social, political and economic risks, hostilities or the perception that hostilities may be imminent, military conflict and acts of war, including further escalation of the Russia-Ukraine conflict and the related response, including sanctions or other restrictive actions, by the United States and/or other countries, as well as the Israeli-Palestinian conflict, could adversely impact our business, supply chain or partners. The U.S. inflation rate steadily increased since 2021 and into 2022 and 2023. These inflationary pressures, as well as disruptions in our supply chain, have increased the costs of most other goods, services and personnel, which have in turn caused our capital expenditures and operating costs to rise. Sustained levels of high inflation caused the U.S. Federal Reserve and other central banks to increase interest rates, which have raised the cost of acquiring capital and reduced economic growth, either of which—or the combination thereof—could hurt the financial and operating results of our business. In addition, the extent and duration of the situation in Ukraine, resulting sanctions and resulting future market disruptions are impossible to predict, but could be significant.

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

As a result of such dispositions, bitcoin mining is now the sole driver of our business and revenues and is expected to continue to be the source of substantially all of our revenues for the foreseeable future, which has the effect of increasing our exposure to the risks described in this Annual Report on Form 10-K.

Further, in the course of our discontinued operations, we may become subject to legal actions based on a claim that our legacy energy products are or were defective in workmanship or have caused personal or other injuries. We may also be subject to lawsuits and other claims in the future if our legacy products or installed systems malfunction, including, for example, if any of our energy system offerings (such as installed racking systems, photovoltaic modules, batteries, inverters, or other products) causes injuries. Because energy systems and many of our other products are electricity-producing devices, it is possible that customers or their property could be injured or damaged by our products, whether due to product malfunctions, defects, improper installation or other causes. Further, since our products are used in systems that are made up of components sourced from third-party manufacturers, we may be subject to product liability claims even if our products do not malfunction. Additionally, any of our products could be subject to recalls due to product malfunctions or defects.

The successful assertion of product liability claims against us could result in potentially significant monetary damages that could require us to make significant payments, as well as subject us to adverse publicity, thereby damaging our reputation and competitive position. We rely on third-party manufacturing warranties, warranties provided by our manufacturing partners and our general liability insurance to cover product liability claims and have not obtained separate product liability insurance. Such warranties and insurance coverage may not be adequate to cover all potential claims. Moreover, even if such warranties and insurance coverage are sufficient, any successful claim could significantly harm our business, reputation, financial condition and results of operations.

Our limited insurance protection exposes us and our stockholders to the risk of loss of our bitcoin for which no person is liable.

We do not currently maintain our own insurance coverage for our bitcoin holdings, which are held in custody by Coinbase. In addition, while Coinbase maintains insurance coverage of such types and amounts as Coinbase asserts to be commercially reasonable for its custodial services provided under the Company’s custody agreement with Coinbase, including certain commercial crime insurance of limited aggregate principal amount which covers losses stemming from fraud, security breach, hack and asset theft, such insurance coverage may be insufficient to protect the Company against all losses of its bitcoin holdings held in custody with Coinbase, whether or not stemming from security breaches, cyberattacks or other types of unlawful activity. Therefore, a loss may be suffered with respect to our bitcoin that is not covered by insurance and for which no person is liable in damages, which could adversely affect our operations and, consequently, an investment in us.

Risks Related to Governmental Regulation and Enforcement Operations

If regulatory changes or interpretations of our activities require our registration as an MSB under the regulations promulgated by FinCEN under the authority of the BSA, or otherwise under state laws, we may incur significant compliance costs, which could be substantial or cost-prohibitive. If we become subject to these regulations, our costs in complying with them may have a material adverse effect on our business and the results of our operations.

To the extent our bitcoin mining activities cause us to be deemed a money services business (an “MSB”) under the regulations promulgated by the Financial Crimes Enforcement Network (“FinCEN”) under the authority of the U.S. Bank Secrecy Act (the “BSA”), we may be required to comply with FinCEN regulations, including those that would mandate us to implement anti-money laundering programs, make certain reports to FinCEN and maintain certain records.

To the extent that our cryptocurrency activities cause us to be deemed a “money transmitter” (an “MT”) or be given an equivalent designation under state law in any state in which we operate, we may be required to seek a license or otherwise register with a state regulator and comply with state regulations that may include the implementation of anti-money laundering programs, maintenance of certain records and other operational requirements. Currently, the New York State Department of Financial Services maintains a comprehensive “BitLicense” framework for businesses that conduct “virtual currency business activity.” In July 2020, Louisiana enacted the Virtual Currency Businesses Act. In October 2023, California enacted the Digital Financial Assets Law, which requires registration for certain digital financial asset business activities. We will continue to monitor for developments in state-level legislation, guidance or regulations applicable to us.

Such additional federal or state regulatory obligations in the United States or obligations that could arise under the regulatory frameworks of other countries may cause us to incur significant expenses, possibly affecting our business and financial condition in a material and adverse manner. Furthermore, we and our service providers may not be capable of complying with certain federal or state regulatory obligations applicable to MSBs and MTs or similar obligations in other countries. If we are deemed to be subject to such additional regulatory oversight and registration or licensing requirements, we may be required to substantially alter our bitcoin mining activities and possibly cease engaging in such activities. Any such action may adversely affect our business operations and financial condition and an investment in our company.

Current regulation regarding the exchange of bitcoins under the CEA by the CFTC is unclear; to the extent we become subject to regulation by the CFTC in connection with our exchange of bitcoin, we may incur additional compliance costs, which may be significant.

The Commodity Exchange Act, as amended (the “CEA”), does not currently impose any direct obligations on us related to the mining or exchange of bitcoins. Generally, the CFTC, the federal agency that administers the CEA, regards bitcoin and other cryptocurrencies as commodities. This position has been supported by decisions of federal courts.

However, the CEA imposes requirements relative to certain transactions involving bitcoin and other digital assets that constitute a contract of sale of a commodity for future delivery (or an option on such a contract), a swap or a transaction involving margin, financing or leverage that does not result in actual delivery of the commodity within 28 days to persons not defined as “eligible contract participants” or “eligible commercial entities” under the CEA (e.g., retail persons). Changes in the CEA or the regulations promulgated by the CFTC thereunder, as well as interpretations thereof and official promulgations by the CFTC, may impact the classification of bitcoin and, therefore, may subject bitcoin to additional regulatory oversight by the agency. Although to date the CFTC has not enacted regulations governing non-derivative or non-financed, margined or leveraged transactions in bitcoin, it has authority to commence enforcement actions against persons who violate certain prohibitions under the CEA related to transactions in any contract of sale of any commodity, including bitcoin, in interstate commerce (e.g., manipulation and engaging in certain deceptive practices).

We cannot be certain as to how future regulatory developments will impact the treatment of bitcoin under the law. Any requirements imposed by the CFTC related to our mining activities or our transactions in bitcoin could cause us to incur additional extraordinary, non-recurring expenses, thereby potentially materially and adversely impacting an investment in the Company.

Moreover, if our mining activities or transactions in bitcoin were deemed by the CFTC to constitute a collective investment in derivatives for our stockholders, we may be required to register as a commodity pool operator with the CFTC through the National Futures Association. Such additional registrations may result in extraordinary, non-recurring expenses, thereby potentially materially and adversely impacting an investment in the Company. If we determine not to comply with such additional regulatory and registration requirements, we may seek to cease certain of our operations. Any such action may adversely affect an investment in the Company.

While no provision of the CEA or CFTC rules, orders or rulings (except as noted herein) appear to be currently applicable to our business, this is subject to change.

If the SEC or another regulatory body considers bitcoin to be a security under U.S. securities laws, we may be required to comply with significant SEC registration and/or other requirements.

In general, novel or unique assets such as bitcoin and other digital assets may be classified as securities if they meet the definition of investment contracts under U.S. law. In recent years, the offer and sale of digital assets other than bitcoin, most notably Kik Interactive Inc.’s Kin tokens and Telegram Group Inc.’s TON tokens, have been deemed to be investment contracts by the SEC. While we believe that bitcoin is unlikely to be considered an investment contract, and thus a security under the investment contract definition, we cannot provide any assurances that digital assets that we may mine or otherwise acquire or hold for our own account, including bitcoin, will never be classified as securities under U.S. law. This would obligate us to comply with registration and other requirements by the SEC and, therefore, cause us to incur significant, non-recurring expenses, thereby potentially materially and adversely impacting an investment in the Company.

It may be illegal now, or in the future, to mine, acquire, own, hold, sell or use bitcoin or other cryptocurrencies, participate in blockchains or utilize similar cryptocurrency assets in one or more countries, the ruling of which could adversely affect us.

Although currently cryptocurrencies generally are not regulated or are lightly regulated in most countries, several countries, such as China, India and Russia, may continue taking regulatory actions in the future that could severely restrict the right to mine, acquire, own, hold, sell or use cryptocurrency assets or to exchange any such cryptocurrency assets for local currency. For example, in China and Russia (India is currently proposing new legislation), it is illegal to accept payment in bitcoin and other cryptocurrencies for consumer transactions and banking institutions are barred from accepting deposits of cryptocurrencies. In addition, in March 2021, the governmental authorities for the Chinese province of Inner Mongolia banned bitcoin mining in the province due to the industry’s intense electrical power demands and its negative environmental impacts. If other countries, including the U.S., implement similar restrictions, such restrictions may adversely affect us. For example, in New York State, a moratorium on certain bitcoin mining operations that run on carbon-based power sources was signed into law on November 22, 2022. Such circumstances could have a material adverse effect on us, which could have a material adverse effect on our business, prospects or operations and potentially the value of any bitcoin or other cryptocurrencies we mine or otherwise acquire or hold for our own account, and thus harm investors.

Changing environmental regulation and public energy policy may expose our business to new risks.

Our bitcoin mining operations require a substantial amount of power and can only be successful, and ultimately profitable, if the costs we incur, including for electricity, are lower than the revenue we generate from our operations. As a result, any mine we establish can only be successful if we can obtain sufficient electrical power for that mine on a cost-effective basis, and our establishment of new mines requires us to find locations where that is the case. For instance, our plans and strategic initiatives for expansion are based, in part, on our understanding of current environmental and energy regulations, policies and initiatives enacted by federal, New York State and Georgia State regulators. If new regulations are imposed, or if existing regulations are modified, the assumptions we made underlying our plans and strategic initiatives may be inaccurate, and we may incur additional costs to adapt our planned business, if we are able to adapt at all, to such regulations.

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

Current Internal Revenue Service ("IRS") guidance indicates that for U.S. federal income tax purposes digital assets such as bitcoins should be treated and taxed as property, and that transactions involving the payment of bitcoins for goods and services should be treated in effect as barter transactions. The IRS has also released guidance to the effect that, under certain circumstances, hard forks of digital currencies are taxable events giving rise to taxable income and guidance with respect to the determination of the tax basis of digital currency. However, current IRS guidance does not address other significant aspects of the U.S. federal income tax treatment of digital assets and related transactions. Moreover, although current IRS guidance addresses the treatment of certain forks, there continues to be uncertainty with respect to the timing and amount of income inclusions for various digital asset transactions, including, but not limited to, staking rewards and other digital asset incentives and rewards products. While current IRS guidance creates a potential tax reporting requirement for any circumstance where the ownership of a bitcoin passes from one person to another, it preserves the right to apply capital gains treatment to those transactions, which is generally favorable for investors in bitcoin.

There can be no assurance that the IRS will not alter its existing position with respect to digital assets in the future or that other state, local and non-U.S. taxing authorities or courts will follow the approach of the IRS with respect to the treatment of digital assets such as bitcoin for income tax and sales tax purposes. Any such alteration of existing guidance or issuance of new or different guidance may have negative consequences including the imposition of a greater tax burden on investors in bitcoin or imposing a greater cost on the acquisition and disposition of bitcoin, generally, and potentially have a negative effect on the trading price of bitcoin or otherwise negatively impact our business. In addition, future technological and operational developments that may arise with respect to digital currencies may increase the uncertainty with respect to the treatment of digital currencies for U.S. federal income and applicable state, local and non-U.S. tax purposes.

Our interactions with the bitcoin network may expose us to SDN or blocked persons or cause us to violate provisions of law that did not contemplate distributed ledger technology.

The Office of Financial Assets Control (“OFAC”) of the Treasury requires us to comply with its sanction program and not conduct business with persons named on its specially designated nationals (“SDN”) list. However, because of the pseudonymous nature of blockchain transactions, we may inadvertently and without our knowledge engage in transactions with persons named on OFAC’s SDN list. We also may not be adequately capable of determining the ultimate identity of the persons with whom we transact.

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
government regulation;
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

Specifically, the trading price of our common stock has already been correlated, and, in the future, as we continue to expand our bitcoin mining business, may be increasingly correlated, to the trading prices of bitcoin. The stocks of bitcoin mining companies have shown volatility relative to bitcoin. Bitcoin and other cryptocurrency market prices, which have historically been volatile and are impacted by a variety of factors (including those discussed herein), are determined primarily by using data from various exchanges, over-the-counter markets and derivative platforms. As noted elsewhere herein, while we had no direct exposure to FTX, the failure or insolvency of large exchanges like FTX may cause the price of bitcoin to fall and decrease confidence in the ecosystem, which could negatively impact our stock price. Furthermore, such prices may be subject to factors such as those that impact commodities, more so than business activities, which could be subjected to additional influence from fraudulent or illegitimate actors, real or perceived scarcity, and political, economic, regulatory or other conditions. Pricing may be the result of, and may continue to result in, speculation regarding future appreciation in the value of bitcoin, or our share price, inflating and making their market prices more. For example, the closing sales price of our common stock on September 30, 2022 was $3.18 and the closing price of bitcoin was $19,426 and, as of September 30, 2023, the closing sales price of our common stock was $3.81, and the closing price of Bitcoin was $26,961.

In addition, the stock markets in general have often experienced volatility, including in the wake of COVID-19, that has sometimes been unrelated or disproportionate to the operating performance of particular companies. These broad market fluctuations have caused, and may continue to cause, the trading price of our common stock to decline. A continuation or worsening of the levels of market disruption and volatility seen in the recent past could have an adverse effect on our ability to access capital, on our business, financial condition, results of operations, cash flow and prospects, and on the market price of our common stock. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. We may become involved in this type of litigation in the future. Litigation of this type may be expensive to defend and may divert our management’s attention and resources from the operation of our business.

We have the right to designate and issue additional shares of preferred stock. If we were to designate and/or issue additional preferred stock, it is likely to have rights, preferences and privileges that may adversely affect the common stock.

We are authorized to issue 10,000,000 shares of blank-check preferred stock, with such rights, preferences and privileges as may be determined from time to time by our Board of Directors. Our Board of Directors is empowered, without stockholder approval, to issue preferred stock in one or more series, and to fix for any series the dividend rights, dissolution or liquidation preferences, redemption prices, conversion rights, voting rights and other rights, preferences and privileges for the preferred stock. Currently, 2,000,000 shares are designated as Series A Preferred Stock, of which 1,750,000 shares are outstanding. The holders of our Series A Preferred Stock are entitled to have the Company redeem each share of Series A Preferred Stock for three shares of our common stock only if a change of control event (as defined in the certificate of designation) occurs, and they are entitled to vote together with the holders of the Company’s common stock on all matters submitted to stockholders at a rate of forty-five (45) votes for each share of Series A Preferred Stock held.

The issuance of shares of preferred stock, depending on the rights, preferences and privileges attributable to the preferred stock, could reduce the voting rights and powers of our common stock and the portion of our assets allocated for distribution to common stockholders in a liquidation event, and could also result in dilution in the book value per share of our common stock. The preferred stock could also be utilized, under certain circumstances, as a method for raising additional capital or discouraging, delaying or preventing a change in control of the Company, to the detriment of the investors in our common stock. We cannot assure that we will not, under certain circumstances, issue additional shares of our preferred stock.

We are currently the subject of a shareholder class action, and may be subject to shareholder litigation in the future; our costs of defending such litigation, arbitration and other proceedings and any adverse outcome of such litigation, arbitration or other proceeding may have a material adverse effect on our business and the results of our operations.

We are currently, and may from time to time in the future be, involved in and subject to material litigation and other legal proceedings. In particular, on January 20, 2021, a purported stockholder of the Company, individually and on behalf of all others similarly situated, filed a putative class action complaint (the “Class Complaint”) in the United States District Court for the Southern District of New York against us and certain members of our executive management team. The Class Complaint alleges that, between December 31, 2020 and January 14, 2021, we and certain members of our executive management team failed to disclose certain material information to investors and that, as a result of the foregoing, our positive statements about our business, operations and prospects were materially misleading and/or lacked a reasonable basis. The claims made in the Class Complaint appear to be derived from a short seller report that was published about us.

We have financed our strategic growth primarily by issuing new shares of our common stock in public offerings, which dilutes the ownership interests of our current stockholders, and which may adversely affect the market price of our securities.

We have raised capital to finance our strategic growth of our business through public offerings of our common stock, including through our at-the-market offering program, and we expect to need to raise additional capital through similar public offerings to finance the completion of current and future expansion initiatives. Utilizing those sources may be more challenging in the current financial market conditions, in particular where trading volume is diminished. We may not be able to obtain additional debt or equity financing on favorable terms, if at all, which could impair our growth and adversely impact our existing operations. If we raise additional equity financing, our stockholders may experience significant dilution of their ownership interests, and the per share value of our common stock could decline. Furthermore, if we engage in debt financing, the holders of any debt we issue would likely have priority over the holders of shares of our common stock in terms of order of payment preference. We may be required to accept terms that restrict our ability to incur additional indebtedness or take other actions, including terms that require us to maintain specified liquidity or other ratios that could otherwise not be in the interests of our stockholders.

We have not paid dividends on shares of our common stock in the past and have no immediate plans to do so in the future.

We have not paid, and do not plan to pay in the immediate future, any cash dividends with respect to our common stock. We plan to reinvest all of our earnings, to the extent we have earnings, in order to cover operating costs and to otherwise become and remain competitive. We cannot assure stockholders that we will, at any time, generate sufficient surplus cash that would be available for distribution to the holders of our common stock as a dividend. Therefore, stockholders should not expect to receive cash dividends on our common stock.

If securities or industry analysts do not publish or do not continue to publish research or reports about our business, or if they issue an adverse or misleading opinion regarding our stock, our stock price and trading volume could decline.

The trading market for our common stock is influenced by the research and reports that industry or securities analysts publish about us or our business. If any of the analysts who cover us now or in the future issue an adverse opinion regarding our stock, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

Our indebtedness could adversely affect our financial health and prevent us from fulfilling our debt obligations.

In April 2022, we entered into a Master Equipment Financing Agreement with Trinity Capital Inc., as the lender (the “Financing Agreement”). The Financing Agreement provided for up to $35,000 of borrowings to finance our acquisition of blockchain computing equipment. We received a loan of $20,000 at close, with the remaining $15,000 not requested for funding and cancelled. As of September 30, 2023, $11,730 in principal was outstanding and due to Trinity Capital Inc.

The borrowings under the Financing Agreement are collateralized by 3,336 S19j Pro miners, which are located at our College Park, GA and Norcross, GA sites. The value of the miners collateralizing the borrowings under the Financing Agreement may be negatively impacted by adverse events affecting the digital asset markets and/or volatility in the price of bitcoin. Should we fail to satisfy our obligations with respect to our indebtedness, and should Trinity Capital Inc. foreclose on the miners collaterizing our indebtedness, we could potentially lose up to 0.33 exahashes of computing power, or 3.3% of our current computing power. In addition, to the extent the value of the miners securing our borrowings under the Financing Agreement decreases and falls the below the aggregate amount of our obligations under the Financing Agreement, the lender thereunder would be our unsecured creditor in respect of the difference in the value of the collateral and our obligations.

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

As a public company, we incur significant administrative, legal, accounting and other burdens and expenses beyond those of a private company, including public company reporting obligations and Nasdaq listing requirements. In particular, we have needed, and continue to need, to enhance and supplement our internal accounting resources with additional accounting and finance personnel with the requisite technical and public company experience and expertise to enable us to satisfy such reporting obligations. Any failure to maintain an effective system of internal controls (including internal control over financial reporting) could limit our ability to report our financial results accurately and on a timely basis, or to detect and prevent fraud and could expose us to regulatory enforcement action and stockholders claims.

Furthermore, under Section 404 of the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"), we are required to document and test our internal control procedures and prepare annual management assessments of the effectiveness of our internal control over financial reporting. Our assessments must include disclosure of identified material weaknesses in our internal control over financial reporting. Our independent registered public accounting firm also attests to the effectiveness of our internal control over financial reporting. The existence of one or more material weaknesses could affect the accuracy and timing of our financial reporting. Testing and maintaining internal control over financial reporting involves significant costs and could divert management’s attention from other matters that are important to our business. Additionally, we may not be successful in remediating any deficiencies that may be identified.

Our management has identified a material weakness in its internal control over financial reporting and may identify additional material weaknesses in the future. If we fail to remediate the material weakness or if we otherwise fail to establish and maintain effective control over financial reporting, our ability to accurately and timely report our financial results may be affected, and such failure may adversely affect investor confidence and business operations.

In the course of preparing our financial statements for fiscal 2023, we and our independent registered public accounting firm have identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. We have identified a material weakness related to information technology general controls (ITGCs) in the area of not having controls fully documented responding to all of the Complementary User Entity Controls forwarded through Software as a Service (SaaS) vendor audit reports in the design and implementation of suggested controls and not always having appropriate IT controls related to information produced by the entity (IPE), including spreadsheets, that are relevant to the preparation of our consolidated financial statements.

To address our material weakness, we need to make changes to our program and controls as set forth in Part II, Item 9A “Controls and Procedures.” We will not be able to remediate this material weakness unless and until these steps have been completed and have been operating effectively for a sufficient period of time. We cannot assure you that the measures we plan to take will in fact be sufficient to remediate the control deficiencies that led to the material weakness in our internal control over financial reporting or that such measures will prevent or avoid potential future material weaknesses, and our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, additional weaknesses in our internal control over financial reporting may be discovered in the future.

If we are unable to remediate our material weakness and otherwise implement and maintain effective internal control over financial reporting, our ability to record, process and report financial information accurately, and to prepare financial statements and satisfy our public reporting obligations within required time periods, could be adversely affected. We could also be required to restate financial statements for prior periods. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an unqualified opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could be adversely affected and we could become subject to private litigation or to investigations or enforcement actions by the SEC or other regulatory authorities, all of which could require our expenditure of additional financial and management resources and could have a material adverse effect on our business, financial condition and results of operations. Those adverse consequences could be more severe if we are forced to effect any financial statement restatements.

We are an accelerated filer and may no longer provide scaled disclosures as a smaller reporting company beginning with our Quarterly Report on Form 10-Q for the quarter ending December 31, 2023, which will increase our costs and demands on management.

We are an accelerated filer and beginning with our Quarterly Report on Form 10-Q for the quarter ending December 31, 2023, we may no longer provide scaled disclosure as a “smaller reporting company” as defined under the Exchange Act.

As a smaller reporting company, we had the option to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and the ability to provide only two years of audited financial statements in our annual reports.

In addition, as a non-accelerated filer and smaller reporting company, we have availed ourselves of the exemption from the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404(b) of the Sarbanes Oxley Act. However, we may no longer avail ourselves of this exemption as an accelerated filer, which will increase our expenses and require a significant amount of management time.

Provisions in the Nevada Revised Statutes and our bylaws could make it very difficult for an investor to bring any legal actions against our directors or officers for violations of their fiduciary duties or could require us to pay any amounts incurred by our directors or officers in any such actions.

Members of our Board of Directors and our officers will have no liability for breaches of their fiduciary duty of care as a director or officer, except in limited circumstances, pursuant to provisions in the Nevada Revised Statutes and our bylaws as authorized by the Nevada Revised Statutes. Specifically, Section 78.138 of the Nevada Revised Statutes provides that a director or officer is not individually liable to the company or its stockholders or creditors for any damages as a result of any act or failure to act in his or her capacity as a director or officer unless it is proven that (1) the director's or officer's act or failure to act constituted a breach of his or her fiduciary duties as a director or officer and (2) his or her breach of those duties involved intentional misconduct, fraud or a knowing violation of law. This provision is intended to afford directors and officers protection against and to limit their potential liability for monetary damages resulting from suits alleging a breach of the duty of care by a director or officer.

Accordingly, stockholders may be unable to prevail in a legal action against our directors or officers even if they have breached their fiduciary duty of care. In addition, our bylaws allow us to indemnify our directors and officers from and against any and all costs, charges and expenses resulting from their acting in such capacities with us. This means that if one were able to enforce an action against our directors or officers, in all likelihood, we would be required to pay any expenses our directors or officers incur in defending the lawsuit and any judgment or settlement they otherwise would be required to pay. Accordingly, our indemnification obligations could divert needed financial resources and may adversely affect our business, financial condition, results of operations and cash flows and the prevailing market prices for our common stock.

Item 1B. Unresolved Staff Comments

The Company received comments from the Staff during fiscal year 2023. The Company’s responses to certain unresolved comments that the Company considers material are still under review by the Staff and are set forth below.

•
Revenue recognition. The Staff commented on the Company’s accounting convention to recognize its noncash (bitcoin) revenue using fair value that is not at contract inception. The Company has evaluated the difference between its current accounting policy and fair value at contract inception and has determined that any differences in revenue are not material for all periods stated.
•
Accounting policy for classifying digital assets as current. The Staff commented on whether bitcoin held at the end of the Company’s fiscal periods are properly reflected as current assets. The Company concludes that bitcoin are included in current assets in the consolidated balance sheets due to the Company’s ability to sell it in a highly liquid marketplace and its intent to liquidate its bitcoin to support operations when needed.
•
Classification of proceeds from sale of bitcoin as an operating activity and not an investing activity. The Staff commented on the Company’s recording of the proceeds from bitcoin sales and why the Company classifies its proceeds as operating cash flows rather than investing cash flows. The Company records its proceeds from sales of bitcoin as operating activities since the bitcoin that is sold is typically held for 7 days or less.
•
Impairment of bitcoin. The Staff commented on the Company’s calculation of impairment of bitcoin using a daily closing price. The Company had evaluated the difference using the daily closing price as compared to the intraday low bitcoin price on our principal market (Coinbase) and determined the difference to not be material for the periods stated. However, beginning in the quarter ended June 30, 2023, the Company began utilizing the intraday low price to calculate the bitcoin impairment. Additionally, the Staff requested clarification on how often the bitcoin impairment testing is performed and recorded. The Company responded that the impairment analysis is calculated on the bitcoin held as of the end of each reporting period, rather than on a daily basis.
•
Bitcoin breakeven analysis. The Staff has requested further disclosure on a comprehensive breakeven analysis that compares the cost to earn or mine one bitcoin with the value of one bitcoin. The Company has revised its disclosures in response to the Staff’s request.
•
Clean and renewable energy resources. The Staff has requested further disclosure on the Company’s use of clean and renewable energy resources. The Company has revised its disclosures in response to the Staff’s request.
•
Custody procedures. The Staff has requested further disclosure on the Company’s custody procedures and arrangements with third-party custodians. The Company has revised its disclosures in response to the Staff’s request.
•
Cybersecurity and insurance. The Staff has requested further disclosure on the Company’s insurance coverage as it relates to cybersecurity. The Company has revised its disclosures in response to the Staff’s request.
•
Hosting and Profit-sharing Fees. The Staff has requested further information on the trends related to the Company’s hosting and profit-sharing fees.

Item 2. Properties

On June 21, 2023, the Company acquired the outstanding membership interest in Coinmaker Miners LLC, a Georgia limited liability company that holds two lease agreements for real property in Dalton, GA and certain tangible property. Coinmaker Miners LLC was later renamed to CSRE Properties Dalton LLC.

On April 7, 2023, CleanSpark HQ, LLC, a single member limited liability company and subsidiary wholly owned by the Company, purchased certain real property located at 10424 South Eastern Avenue, Suite 200, Henderson, Nevada 89052 for $4,100. The property consists of approximately 15,000 square feet of office space. The Company intends to utilize this office space as its new corporate headquarters.

On October 8, 2022, the Company, through its wholly owned subsidiary CSRE Properties Sandersville, LLC, closed on the acquisition of a lease for real property and the purchase of tangible property located at 2015 George J. Lyons Parkway, Sandersville, Georgia 31082. The property is located in Washington County, Georgia and consists of 41 existing modular data centers. The Company intends to utilize the property to conduct its bitcoin mining activities.

On August 17, 2022, the Company, through its wholly owned subsidiary, CSRE Properties Washington, LLC, closed on the purchase of real property located at 197 Dixie Wood Road, Washington, Georgia 30673. The total purchase price was $15,000 and the seller conveyed fee simple title by limited warranty deed. The property is located in Wilkes County, Georgia and contains approximately 27 acres. The Company intends to utilize the property to conduct its bitcoin mining activities.

On August 6, 2021, the Company, through its wholly owned subsidiary CSRE Properties Norcross, LLC, closed on the purchase of real property located at 5295 Brook Hollow Parkway, Norcross, Georgia 30071 (the “Norcross Property”). The total purchase price was $6,550 and the seller conveyed fee simple title by limited warranty deed. The Norcross Property consists of an office building of approximately 86,000 square feet on approximately seven acres of land. The Norcross Property is utilized by CleanBlok to conduct bitcoin mining activities.

On May 20, 2021, the Company, through its wholly owned subsidiary ATL, closed on the purchase of real property located at 2380 Godby Road, College Park, Georgia 30349 (the “College Park Property”), which it had been leasing prior to the purchase. The total purchase price was $4,712 and the seller conveyed fee simple title by limited warranty deed. The College Park Property consists of an office/warehouse building of approximately 41,387 square feet on approximately six acres of land. The College Park Property is utilized by ATL and CleanBlok to conduct bitcoin mining activities.

On June 15, 2021, the Company entered into a lease for warehouse and office space at 2042 Corte Del Nogal, Suite C, Carlsbad California, 92011. The 5-year lease is for an approximately 12,704 square foot industrial unit and part of a larger 47,744 square foot multi-tenant industrial flex building and requires monthly base rent payments of $11. The leased property was previously utilized by our energy business, and in September 2023, we entered into a lease termination agreement with the lessor for approximately $200, which is recorded in "Current liabilities held for sale" in our consolidated balance sheets and the amount was paid in full in October 2023.

On August 26, 2021, the Company entered into a lease for office space at 2370 Corporate Circle, Suite 160, Henderson, Nevada 89074. The 65-month lease is for 4,552 rentable square feet and an initial base rent of $11, increasing 3% each year. The Corporate Circle space is currently utilized as the CleanSpark corporate and executive headquarters.

We also have an office located at 1185 S. 1800 W, Suite 3, Woods Cross, Utah 84087. We are currently on a year-to-year lease agreement that calls for us to make payments of $2 per month. This property is utilized by corporate employees.

The Company believes its existing facilities and equipment are in good operating condition and are suitable for the conduct of its business.

Item 3. Legal Proceedings

For a description of our material pending legal proceedings, refer to Note 17—Commitments and Contingencies included in our Notes to Consolidated Financial Statements.

The Company is subject to other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. The Company routinely is subject to and resolves matters that do not individually or in the aggregate have a material impact on the Company’s financial condition or operating results. The outcome of litigation is inherently uncertain. If one or more legal matters were resolved against the Company in a reporting period for amounts above management’s expectations, the Company’s financial condition and operating results for that reporting period could be materially adversely affected.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock, par value $0.001 per share, is listed on The Nasdaq Capital Market under the ticker symbol “CLSK.”

Holders of Our Common Stock

As of December 1, 2023, we had 195 registered holders of record of our common stock.

The holders of our common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of our common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to our common stock.

Dividends

There are no restrictions in our articles of incorporation and bylaws or agreements to which we are currently party, that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where after giving effect to the distribution of the dividend:

1.
we would not be able to pay our debts as they become due in the usual course of business, or;
2.
our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution.

We have never declared any dividends on shares of our common stock, and we do not plan to declare any dividends in the foreseeable future.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

In the quarter ended December 2021, we issued an aggregate of 8,404 unregistered shares of our common stock to the sellers of GridFabric in accordance with the Membership Interest Purchase Agreement entered into on August 31, 2020, based upon the achievement of certain milestones. The shares had a deemed aggregate value of $150.

The shares of common stock were issued in a transaction not involving a public offering in reliance upon an exemption from registration provided by Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder.

During the quarter ended September 30, 2023, there were no other unregistered sales of our securities that were not reported in a Current Report on Form 8-K or our Quarterly Reports on Form 10-Q.

Repurchases

The Company has not made any repurchases of shares or other units of any class of the Company’s equity securities during the fourth quarter of the fiscal year covered by this Annual Report.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion of our financial condition and results of operations for the years ended September 30, 2023 and 2022 should be read in conjunction with our consolidated financial statements and the notes to those statements that are included elsewhere in this Annual Report on Form 10-K. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as anticipate, estimate, plan, project, continuing, ongoing, expect, believe, intend, may, will, should, could, and similar expressions to identify forward-looking statements. See "Forward-Looking Statements."

Business Overview

We are a bitcoin mining company. We independently own and operate five data centers in Georgia for a total developed capacity of 230 MW. We are developing an additional 150 MW at our data center in Sandersville, GA. We have a partner in Massena, NY, that hosts 50 MW for us. We design our infrastructure to responsibly support bitcoin, the world’s most important digital commodity and an essential tool for financial independence and inclusion. We strive to leave the planet better than we found it by investing in communities that source low-carbon energy, like wind, solar, nuclear, and hydro. We endeavor to cultivate trust and transparency among our employees, the communities we operate in, and the people around the world who depend on bitcoin.

Bitcoin Mining

Bitcoin was introduced in 2008 with the goal of serving as a digital means of exchanging and storing value. Bitcoin is a form of digital currency that depends upon a consensus-based network and a public ledger called a “blockchain,” which contains a record of every bitcoin transaction ever processed. The bitcoin network is the first decentralized peer-to-peer payment network, powered by users participating in the consensus protocol, with no central authority or middlemen, that has wide network participation. The authenticity of each bitcoin transaction is protected through digital signatures that correspond with addresses of users that send and receive bitcoin. Users have full control over remitting bitcoin from their own sending addresses. All transactions on the bitcoin blockchain are transparent, allowing those running the appropriate software to confirm the validity of each transaction. To be recorded on the blockchain, each bitcoin transaction is validated through a proof-of-work consensus method, which entails solving cryptographic functions to validate transactions and post them on the blockchain. This process is called mining. Miners are rewarded with bitcoins, both in the form of newly created bitcoins and fees in bitcoin, for successfully solving for the cryptographic function and providing computing power to the network.

Factors such as access to computer processing capacity, interconnectivity, electricity cost, environmental factors (such as cooling capacity) and location play important roles in mining. As of September 30, 2023, our operating mining units were capable of producing over 9.6 EH/s of computing power. In bitcoin mining, “hashrate” is a measure of the computing and processing power and speed by which a computer processes transactions on the bitcoin network. We expect to continue increasing our computing power through 2024 and beyond as we expand our infrastructure at our owned sites in the State of Georgia, seek strategic acquisition targets, and through strategic co-location agreements. As of the date of this filing, December 1, 2023, we are capable of producing 10.0 EH/s of computing power. A company’s computing power measured in hashrate is generally considered to be one of the most important metrics for evaluating bitcoin mining companies.

We owned approximately 113,500 miners as of September 30, 2023, of which approximately 88,000 were in service and the remainder mainly pertains to new machines ready to install in the Sandersville expansion. These miners range in age from 1-37 months and have an average age of approximately 12 months. We do not have scheduled downtime for our miners. We periodically perform unscheduled maintenance on our miners, but such downtime has not historically been significant. When performing unscheduled maintenance, we will typically replace the miner with a substitute miner to limit overall downtime. The miners owned as of September 30, 2023 have a range of energy efficiency (watts per terahash – “w/th”) of 21.5 to 38 w/th with an average energy efficiency of 28.4 w/th.

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

The value of bitcoin has historically been subject to wide swings. The following table provides a range of intraday low and intraday high bitcoin prices between October 1, 2021 through September 30, 2023.

Range of intraday bitcoin prices
Quarterly Reporting Periods Ended	Minimum Price	Maximum Price
December 31, 2021	$42,333	$69,000
March 31, 2022	$32,933	$48,240
June 30, 2022	$17,567	$47,469
September 30, 2022	$18,153	$25,215
December 31, 2022	$15,460	$21,479
March 31, 2023	$16,490	$29,190
June 30, 2023	$24,750	$31,444
September 30, 2023	$24,900	$31,862

As of September 30, 2023, we held approximately 2,243 bitcoins. The carrying value of our bitcoins as of September 30, 2023 was $56,241 on our Consolidated Balance Sheet. We account for our bitcoin as indefinite-lived intangible assets, which are subject to impairment losses if the fair value of our bitcoin decreases below their carrying value at any time since their acquisition. Impairment losses cannot be recovered for any subsequent increase in fair value. The carrying value of each bitcoin we held at the end of each reporting period reflects the lowest price of one bitcoin quoted on the active exchange at any time since its acquisition. Therefore, negative swings in the market price of bitcoin could have a material impact on our earnings and on the carrying value of our bitcoin.

Through our wholly owned subsidiaries CSRE Properties, LLC, CSRE Property Management Company, LLC, CSRE Properties Norcross, LLC, CSRE Properties Washington, LLC, CSRE Properties Sandersville, LLC, CSRE Properties Dalton, LLC and CleanSpark HQ, LLC, we maintain real property holdings.

Results of Operations for the Fiscal Years Ended September 30, 2023 and 2022

($ presented in 000’s, except for bitcoin price and information set forth under the heading “Bitcoin Mining Operations”)

Bitcoin Mining Operations

Overview

We operate a fleet of servers commonly known as miners or ASICs (Application-Specific Integrated Circuits), which are computer chips customized for a specific use. In the case of bitcoin mining, ASICs calculate the SHA-256 algorithm as efficiently and quickly as possible in order to compete with other miners to solve blocks. Each calculation is a hash, and each machine’s computational power is measured in terahash processed per second (“TH/s”). One terahash is equal to 1 trillion hashes. The more hashing power we produce and contribute to the total global hashrate, the higher our percentage of the block reward. For example, as of September 30, 2023, our operating hashrate was approximately 2.45% of the total global hashrate, and we received approximately the same percentage of the global blockchain rewards, which as of that date, equaled approximately 20-22 bitcoins per day. Ultimately, in order to mine profitably, we work to ensure that these mining rewards cover our direct operating costs.

There are a variety of factors that influence our ability to mine bitcoin profitability. Our ability to mine profitability is dependent on successfully navigating these fluctuating variables, which include bitcoin’s value in USD (the volatility of which is described above), mining difficulty, global hashrate, power prices, fleet energy efficiency, data center energy efficiency and other factors.

The energy efficiency of a mining fleet helps drive profitability, because the most significant direct expense for bitcoin mining is power. We measure efficiency by the watts of energy required to produce each terahash of processing power. We believe we operate a highly efficient fleet of miners. The table below describes our fleet as of September 30, 2023 and 2022 and describes our miner efficiency and computing power as compared to the global computing power.

	As of the fiscal periods ended
Combined facilities	September 30, 2023	September 30, 2022
Period ended Global hashrate (in terms of EH/s) (1)	391.8	244.8
Period ended miner efficiency (w/th) (2)	28.4	30.1
Period ended CleanSpark hashrate (in terms of EH/s)	9.6	4.2
Period ended CleanSpark percentage of total global hashrate	2.45%	1.70%
Coinbase closing bitcoin price - high	$31,862	$69,000
Coinbase closing bitcoin price - low	$15,460	$17,567

(1) Total global hashrate obtained from YCHARTS (https://ycharts.com/indicators/bitcoin_network_hash_rate).
(2) Watts of energy required to produce each terahash of processing power.

The table below describes the average cost of mining each bitcoin for the years ended September 30, 2023 and 2022 and the total energy usage and cost per each kilowatt hour (“KWH”) utilized within both our five owned facilities and our hosted facility.

	For the Year Ended
Cost of Revenues - Analysis of costs to mine one bitcoin (per bitcoin amounts are actual)	September 30, 2023	September 30, 2022
Cost of Mining - Owned Facilities
Cost of energy per bitcoin mined	$12,668	$6,818
Other direct costs of mining - non energy utilities per bitcoin mined	75	277
Cost to mine one bitcoin - Owned facilities	$12,743	$7,097

Cost of Mining - Hosted Facilities
Hosting fees expense per one bitcoin	$15,797	$14,885

Weighted average cost of mining one bitcoin (1)	$13,498	$10,825

Average revenue of each bitcoin mined (2)	$24,355	$34,916
Cost of mining one bitcoin as % of average bitcoin mining revenue	55.4%	31.0%

Statistics
Owned Facilities
Total bitcoin mined at owned facilities	5,196	1,956
Bitcoin mining revenue - Owned facilities- ($ in thousands)	$127,827	$67,999
Total miners in service in owned facilities - as of the periods ended	71,620	30,506
Total KWHs utilized	1,360,287,814	321,919,602
Total energy expense - ($ in thousands)	$65,824	$13,334
Cost per KWH	$0.048	$0.041
Energy expense as percentage of bitcoin mining revenue, net	51.5%	19.6%
Other direct costs of mining - non energy utilities - ($ in thousands)	$391	$542

Hosted Facilities
Total bitcoin mined at hosted facilities	1,707	1,796
Bitcoin mining revenue - Hosted facilities- ($ in thousands)	$40,294	$63,001
Total miners in service in hosted facilities - as of the periods ended	16,325	16,439
Total KWHs utilized	420,585,554	273,560,450
Total hosting fee expense - ($ in thousands)	$26,965	$26,736
Hosting fee per KWH	$0.064	$0.098
Hosting fee expense as percentage of bitcoin mining revenue, net	66.9%	42.4%

(1) Weighted average cost of mining one bitcoin is calculated by dividing the sum of total energy expense and other direct costs of mining non-energy utilities (owned facilities) and total hosting fee expense (hosted facilities) by the total bitcoin mined during the respective periods.

(2) Average revenue of each bitcoin mined is calculated by dividing the sum of bitcoin mining revenue for both owned and hosted facilities by the total number of bitcoin mined during the respective periods. The Company determines Coinbase as the principal market for valuing bitcoin transactions and uses the daily closing prices as the source of recording revenue. See the table "Range of intraday bitcoin prices" for information on the range of intraday bitcoin prices for quarterly periods since October 1, 2021.

Power prices are the most significant cost driver for our wholly owned locations, and energy costs represented 51.5% and 19.6% of bitcoin mining revenues for the years ended September 30, 2023 and 2022, respectively. For our co-locations, hosting fees (which comprise direct operating costs of the third-party operator with energy as the largest cost) and profit sharing were a combined 66.9% and 42.4% of bitcoin mining revenues for the fiscal years ended September 30, 2023 and 2022, respectively.

Energy prices can be highly volatile and global events (including the war in Ukraine and the resulting natural gas shortage) have caused power prices to increase nationwide over the past year. All of our wholly owned and operated sites in the State of Georgia and our hosted miners in New York State are currently subject to variable prices and market rate fluctuations with respect to wholesale power costs. Such prices are governed by power purchase agreements which vary by location and said prices can change hour to hour. While this renders energy prices less predictable, it also gives us greater ability and flexibility to actively manage the energy we consume with an eye towards increasing profitability and energy efficiency. Energy prices are also highly sensitive to weather events, such as heat waves, winter storms and polar vortices, which increase the demand for power regionally. When such events occur, we may curtail our operations to avoid using power at increased rates. The average power prices we paid in our owned facilities for the years ended September 30, 2023 and 2022 was $0.048 and $0.041 per kilowatt hour, respectively. At our hosting facilities, the hosting fee as compared to KWHs utilized in the hosted facilities was $0.064 and $0.098 per kilowatt hour for such periods, respectively.

The management team makes real-time determinations on the need and timing during which we should curtail energy use. We curtail when power prices exceed the value we would receive for the corresponding fixed bitcoin reward. This means if bitcoin’s value decreases or energy prices increase, our curtailment will increase; likewise, when bitcoin’s value increases and energy prices decrease, our curtailment will decrease. The management team manages this decision on an hour-by-hour basis across all our sites, both wholly owned and hosted.

In the quarter ended December 31, 2022, energy prices spiked nationwide due to weather events and, as a result, we curtailed a total of 15% of our fleet, with December being the month in fiscal year 2023 with the greatest curtailment. Our active curtailment strategy allowed us to avoid excessive cost during these events, but it also resulted in decreased production.

During the remainder of our fiscal year ended September 30, 2023, the Company did not have significant curtailment due to weather events or energy price spikes.

Results of Operations

Bitcoin mining revenue

We earned $168,121 in revenues during the year ended September 30, 2023, which was an increase of $37,121, or 28%, as compared with $131,000 in revenues for the year ended September 30, 2022 primarily due to increase in revenues from our bitcoin mining operations. Bitcoin mining revenues are determined by two main drivers: quantity of bitcoin mined and the price of bitcoin on the date the bitcoin is mined. During the fiscal year ended September 30, 2023, we mined 6,903 bitcoins with an average bitcoin price of $24,355 as compared to 3,752 bitcoins with an average bitcoin price of $34,916 during the year ended September 30, 2022. The increase in the quantity of bitcoin mined was primarily driven by the increased number of miners in operation which almost doubled to approximately 88,000 as of September 30, 2023 from 47,000 as of September 30, 2022. This increase in miners in operation increased our hashrate, which is our total computational power, and which when understood in the context of global hashrate, determines how much bitcoin we are able to mine.

Other services revenues

Other services revenues pertain to our data center operations for which we earned $287 in revenue from our data center operation for the year ended September 30, 2023, which is a decrease of $238, or 45% as compared to $525 for the year ended September 30, 2022. This decrease was due to management's decision to divert all capacity within its operations to bitcoin mining. As of September 30, 2023, we no longer recognize revenues from data center operations.

Cost of revenues (exclusive of depreciation and amortization expense)

Our cost of revenues were $93,580 for the year ended September 30, 2023, an increase of $52,346, or 127%, as compared with cost of revenues of $41,234 for the year ended September 30, 2022. These costs were primarily related to energy costs to operate the mining equipment within our owned facilities, which was $65,824 for the year ended September 30, 2023, an increase of $52,490 as compared to $13,334 for the year ended September 30, 2022. The increases in energy costs within our owned facilities relates to the full-year or approximate full-year, as applicable, of mining operations in fiscal year 2023 in our Washington and Sandersville locations which were acquired in August 2022 and October 2022, respectively.

We also incurred hosting fees of $22,974 and profit sharing fees of $3,991 for the year ended September 30, 2023, an increase of $266 and a decrease of $37, respectively, as compared to $22,708 and $4,028, respectively for the year ended September 30, 2022. The hosting fees and profit sharing fees are primarily the result of our co-location agreement with Coinmint. The hosting fees remained consistent for both fiscal years since the increase in KWHs utilized was offset by the decrease in the rate charged per KWH.

Professional fees

Professional fees, which consists primarily of legal, accounting and consulting fees, were $10,869 for the year ended September 30, 2023, an increase of $4,400, or 68%, from $6,469 for the year ended September 30, 2022. Legal expenses were $7,676 for the year ended September 30, 2023, as compared to $2,714 in the prior year. This increase was primarily attributable to $3,800 in litigation settlement with Darfon America Corp and additional activity in litigation and transactional costs. Other professional fees, namely accounting, audit and consulting, were $3,193 for the year ended September 30, 2023 as compared to $3,755 for the year ended September 30, 2022, a decrease of $562.

Payroll expenses

Payroll expenses increased to $45,714 for the year ended September 30, 2023 from $40,920 for the same period ended September 30, 2022. Our payroll expenses include all compensation related expenses for our employees and mainly includes salaries, wages, payroll-related taxes and benefits and non-cash stock-based compensation. Payroll expenses, excluding non-cash stock-based compensation, were $21,572 the year ended September 30, 2023, representing an increase of 127% from $9,493 in the prior year ended September 30, 2022. This increase was primarily due to the Company’s acquisition of both WAHA and Mawson in August 2022 and October 2022, respectively.

We grant stock-based awards to certain employees as a significant portion of our payroll-related costs. Stock-based compensation, which is a non-cash expense, was $24,142 for the year ended September 30, 2023, a decrease of $7,324, or 23%, from $31,466 the prior year ended September 30, 2022.

General and administrative expenses

General and administrative fees increased to $20,823 for the year ended September 30, 2023 from $10,423 for the same period ended September 30, 2022, representing an increase of $10,400. This increase was primarily attributable to increases in corporate overhead, including but not limited to, taxes and licenses, insurance premiums, travel expenses and rent expenses.

Other impairment expense (related to bitcoin)

Impairment expense in the amount of $7,163 was recognized for the year ended September 30, 2023 a decrease of $5,047 as compared to $12,210 for the year ended September 30, 2022. The impairment expense consists of bitcoin impairments due to the general decrease in bitcoin prices during the year, for which there was a larger general decrease in bitcoin prices during fiscal year ended September 30, 2022 as compared to fiscal year ended September 30, 2023. Decreases in bitcoin prices for periods subsequent to the mining date are recorded as impairment expense. Impairment expense is measured utilizing the intraday low bitcoin price during the holding period of bitcoin. ASC Topic 350 -Goodwill and Other that requires subsequent increases in bitcoin prices are not allowed to be recorded (unrealized gains) unless the bitcoin is sold, at which point the gain is recognized.

Realized gain on sale of bitcoin

Realized gain on sale of bitcoin decreased to $1,357 for the year ended September 30, 2023 from a realized gain of $2,567 for the year ended September 30, 2022. Realized gains on sale of bitcoin is the difference between the sales proceeds of bitcoin and the carrying amount. Typically gains are higher when bitcoin prices are increasing over a holding period.

Depreciation and amortization

Depreciation and amortization expense increased to $120,728 for the year ended September 30, 2023 from $49,045 for the same period ended September 30, 2022, an increase of $71,683.

Depreciation expense increased by $71,533, or 152%, during the year ended September 30, 2023, to $118,615 from $47,082 due to an increase in miners and mining-related equipment being placed in service during the comparative period. Additionally, in the fourth quarter of fiscal year 2023, the Company purchased Antminer XPs (140 TH/s with 21.5 J/TH), and replaced certain less efficient miners with these newly acquired miners. As a result, the Company recognized an additional $32,721 in accelerated depreciation expense on the replaced miners.

Amortization expense for the year ended September 30, 2023 was $2,113, an increase of $150, or 8%, from $1,963 for the prior year ended September 30, 2022.

Other Income (Expenses)

Other expense was $260 for the year ended September 30, 2023, compared with $2,225 for the year ended September 30, 2022, which is a variance of $1,965. We recognized a gain on the change in fair value of contingent consideration of $2,484 for the year ended September 30, 2023 relating to the Mawson acquisition. Unrealized loss on derivative security of $259 was recorded for the year ended September 30, 2023 as compared to loss for the same prior year period of $1,950.

Interest expense in the fiscal year ended September 30, 2023 also increased by $1,899 to $2,977 from $1,078 in the prior year comparable period. This increase was primarily related to the Financing Agreement, which was issued in April 2022 and was outstanding for approximately five months in the fiscal year ended September 30, 2022 as compared to being outstanding during the entire fiscal year ended September 30, 2023.

Net Loss from Continuing Operations

Net loss from continuing operations for the year ended September 30, 2023 was $132,160 as compared to net loss of $40,089 for the year ended September 30, 2022 for the reasons discussed above.

Results of Discontinued Operations

Revenues from our former energy segment decreased year over year as expected to $158 from $9,667. The total costs and expenses for the year ended September 30, 2023 decreased to $6,071 from $26,901 for the year ended September 30, 2022 primarily due to impairment expenses related to the energy business and severance-related payroll expenses recognized in the prior year. As a result, the net loss from discontinued operations for the year ended September 30, 2023 decreased to $4,429 from $17,237 in the prior year ended September 30, 2022. The Company does not expect any substantial activity to be recorded to discontinued operations in subsequent periods.

Net Loss

Net loss for the year ended September 30, 2023 was $136,589, an increase of $79,263 compared to a net loss of $57,326 for the year ended September 30, 2022.

Non-GAAP Measure

We present adjusted EBITDA, which is not a measurement of financial performance under generally accepted accounting principles in the United States ("GAAP"). Our non-GAAP "Adjusted EBITDA" excludes (i) impacts of interest, taxes, and depreciation; (ii) our share-based compensation expense, unrealized gains/losses on securities, and changes in the fair value of contingent consideration with respect to previously completed acquisitions, all of which are non-cash items that we believe are not reflective of our general business performance, and for which the accounting requires management judgment, and the resulting expenses could vary significantly in comparison to other companies; (iii) non-cash impairment losses related to long-lived assets (including goodwill); (iv) realized gains and losses on sales of equity securities, the amounts of which are directly related to the unrealized gains and losses that are also excluded; (v) legal fees related to litigation and various transactions, which fees management does not believe are reflective of our ongoing operating activities; (vi) gains and losses on disposal of assets, the majority of which are related to obsolete or unrepairable machines that are no longer deployed; (vii) gains and losses related to discontinued operations that would not be applicable to our future business activities; and (viii) severance expenses.

We previously excluded non-cash impairment losses related to bitcoin and realized gains and losses on sales of bitcoin from our calculation of adjusted EBITDA but have determined such items are part of our normal ongoing operations and will no longer be excluding them from our calculation of adjusted EBITDA.

Management believes that providing this non-GAAP financial measure that excludes these items allows for meaningful comparisons between the Company's core business operating results and those of other companies, and provides the Company with an important tool for financial and operational decision making and for evaluating its own core business operating results over different periods of time. In addition to management's internal use of non-GAAP adjusted EBITDA, management believes that adjusted EBITDA is also useful to investors and analysts in comparing our performance across reporting periods on a consistent basis. Management believes the foregoing to be the case even though some of the excluded items involve cash outlays and some of them recur on a regular basis (although management does not believe any of such items are normal operating expenses necessary to generate our bitcoin related revenues). For example, we expect that share-based compensation expense, which is excluded from adjusted EBITDA, will continue to be a significant recurring expense over the coming years and is an important part of the compensation provided to certain employees, officers and directors. Additionally, management does not consider any of the excluded items to be expenses necessary to generate our bitcoin-related revenue.

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

The following is a reconciliation of our non-GAAP adjusted EBITDA to its most directly comparable GAAP measure (i.e., net (loss) income) for the periods indicated:

	For the Year Ended September 30,
($ in thousands)	2023	2022
Reconciliation of non-GAAP adjusted EBITDA
Net loss	$(136,589)	$(57,326)
Loss on discontinued operations	4,429	17,237
Impairment expense - other	—	250
Impairment expense - goodwill	—	12,048
Depreciation and amortization	120,728	49,045
Share-based compensation expense	24,142	31,466
Other income	(11)	(308)
Change in fair value of contingent consideration	(2,484)	(306)
Realized gain on sale of equity security	—	(1)
Unrealized loss of equity security	—	2
Unrealized loss of derivative security	259	1,950
Interest income	(481)	(190)
Interest expense	2,977	1,078
Loss (gain) on disposal of assets	1,931	(643)
Income tax expense	857	—
Legal fees related to litigation & settlement related expenses	7,872	522
Legal fees related to financing & business development transactions	697	827
Severance expenses	701	405
Non-GAAP adjusted EBITDA*	$25,028	$56,056

The following is a reconciliation of the fair market value of our bitcoin holdings to the current carrying value at September 30, 2023 and 2022:

	September 30, 2023		September 30, 2022
	Carrying Value (1)	Fair Market Value (2)	Carrying Value (1)	Fair Market Value (2)
Number of bitcoins held	2,243	2,243	595	595
Value per bitcoin (1) (2)	$25,075	$26,961	$18,735	$19,426
Total	$56,241	$60,471	$11,147	$11,559
(1)
Value per bitcoin is the average book value per bitcoin determined by the number of bitcoins held as of the balance sheet date divided by the carrying value.
(2)
Value per bitcoin is the quoted closing market price from our principal market Coinbase as of the balance sheet date.

Liquidity and Capital Resources

Our primary requirements for liquidity and capital are working capital, capital expenditures, loan payments, public company costs and general corporate needs. We expect these needs to continue as we further develop and grow our business. For the year ended September 30, 2023, our primary sources of liquidity came from existing cash and cash equivalents and bitcoin. Based on our current plans and business conditions, we believe that existing cash and cash equivalents and bitcoin, together with cash generated from operations, will be sufficient to satisfy our anticipated cash requirements for the next 12 months and for the reasonably foreseeable future until we reach profitability, and we are not aware of any trends or demands, commitments, events or uncertainties that are reasonably likely to result in a decrease in liquidity of our assets. We are likely to require additional capital to respond to technological advancements, competitive dynamics or technologies, business opportunities, challenges, acquisitions or unforeseen circumstances and in either the short-term or long-term may determine to engage in equity or debt financings or enter into credit facilities for other reasons. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited. In particular, rising inflation and interest rates, and the conflict between Russia and Ukraine, have resulted in, and may continue to result in, significant disruption and volatility in the global financial markets, reducing our ability to access capital. If we are unable to raise additional funds when or on the terms desired, our business, financial condition and results of operations could be adversely affected.

As of September 30, 2023, we had total current assets of $102,172, primarily consisting of cash and cash equivalents, bitcoin, inventory, and prepaid expenses and other current assets, and total assets in the amount of $761,578. Our total current liabilities and total liabilities as of September 30, 2023 were $74,055 and $84,351, respectively. We had a working capital of $28,117 as of September 30, 2023. In addition, we have access to equity financing through our at-the-market offering facility and debt financing through the lending arrangement we entered into in April 2022.

Material Cash Requirements

We are a party to many contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the consolidated balance sheet as of September 30, 2023, while others are considered future commitments. Our contractual obligations primarily consist of cancelable purchase commitments with various parties to purchase goods or services, primarily miners and equipment, entered into in the normal course of business, loans and both finance and operating leases.

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

For information regarding our contractual obligations, see Contractual Obligations below and refer to Note 17, Commitments and Contingencies included elsewhere in our Notes to Consolidated Financial Statements.

Operating Activities from Continuing Operations

Net cash used in operating activities was $31,720 for the year ended September 30, 2023, as compared to net cash provided by operating activities of $77,806 for the same period ended September 30, 2022. Our proceeds from the sale of bitcoin of $116,271 and adding back non-cash expenses, such as depreciation and amortization of $120,728, stock-based compensation of $24,142 and impairment of bitcoin of $7,163 were the main components of net cash provided by operating activity for the year ended September 30, 2023, offset primarily by the net cash used in operating activities of bitcoin mining of $168,121, net loss of $136,589, and increase in prepaid and other current assets of $4,320. Our net cash provided by operating activities during the year ended September 30, 2022 was primarily driven by net loss from continuing operations for the period of $40,089, bitcoin mining of $131,000, and unrealized gain on derivative asset of $1,950, offset by stock based compensation of $31,466, depreciation and amortization of $49,045, impairment of bitcoin of $12,210, proceeds from the sale of bitcoin of $133,201, and an increase in accounts payable and accrued liabilities of $16,040.

Cash provided by operating activities decreased significantly primarily due to an increase in the number of bitcoin held as of the year ended September 30, 2023 compared to as of the year ended September 30, 2022.

Investing Activities from Continuing Operations

Cash flows used by investing activities during the year ended September 30, 2023 was $334,179 as compared with $210,981 for the year ended September 30, 2022. Our payments on miner equipment purchase and deposits of $239,416, purchase of fixed assets of $61,460, purchase of Mawson of $22,518, purchase of Coinmaker LLC of $9,389, and land acquisition in Sandersville, GA of $1,430 were the main components of our investing cash flow for the year ended September 30, 2023.

Our purchase of fixed assets of $19,286, payments on mining equipment (including deposits) of $171,181 and purchase of WAHA of $19,772 were the main components of our negative investing cash flow for the year ended September 30, 2022.

Financing Activities from Continuing Operations

Cash flows generated by financing activities during the year ended September 30, 2023 amounted to $371,075, as compared with $141,960 for the year ended September 30, 2022. Our cash flows from financing activities for the year ended September 30, 2023 consisted primarily of proceeds from our at-the-market offering facility of $383,776 (98,829,525 shares at a weighted average price of $3.88 per share). Our cash flows from financing activities for the year ended September 30, 2022 consisted of $125,048 in proceeds from offerings (17,740,081 shares at a weighted average price of $7.05 per share), and proceeds from equipment backed loan of $19,620.

Cash Flows from Discontinued Operations

Cash provided by discontinued operations was based on the winding down of operations, which includes receipt of payments from accounts receivable, payments of accounts payable and cash generated from the sale of assets during the fiscal year September 30, 2023. In fiscal year ended September 30, 2022, we experienced significant cash outflows from our energy segment, which is a significant reason the Company decided to exit the energy business segment. The cash used in the operating activities of the energy segment (discontinued operations) for the year ended September 30, 2022 was $6,362.

Recently Issued and Proposed Accounting Pronouncements

At its September 6, 2023 meeting, the Financial Accounting Standards Board (“FASB”) discussed feedback on its proposed ASU - Accounting for and Disclosure of Crypto Assets (Subtopic 350-60) on the accounting for and disclosure of certain crypto assets. On the basis of comments received on the proposal, the FASB directed its staff to draft a final standard. Under the new guidance, an entity would be required to subsequently measure certain crypto assets at fair value, with changes in fair value included in net income in each reporting period. The proposes set of rules would:

•
Measure crypto assets at fair value with changes recognized in income each reporting period

•
Expense transaction costs incurred
•
Present crypto assets and related fair value changes separately in the balance sheet and income statement
•
Require various disclosures in interim and annual periods.

The proposed rules would apply to all entities, including employee benefit plans and not-for-profits. Crypto assets would be defined narrowly and bitcoin would meet the definition. The likelihood of a final standard before the end of the year is likely and early adoption would be permitted. Transition would not be retrospective but would require a cumulative effect adjustment to beginning retained earnings. The Company expects to early adopt the final standard when issued.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers, as if it had originated the contracts. Under the current business combinations guidance, such assets and liabilities are recognized by the acquirer at fair value on the acquisition date. This new guidance is effective for the Company for its interim and fiscal year ended September 30, 2024.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments on October 1, 2020 (“ASU 2016-13”). ASU 2016-13 requires entities to use a new forward-looking “expected loss” model that reflects expected credit losses, including credit losses related to trade receivables, and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates, which generally will result in the earlier recognition of allowances for losses. As the Company was a smaller reporting company at the time of issuance of the ASU, the Company adopted the ASU effective October 1, 2023, and the adoption of the new standard did not have a material impact on the Company's results of operations or cash flows.

The Company has evaluated all other recent accounting pronouncements and believes that none of them will have a material effect on the Company's financial position, results of operations or cash flows.

Critical Accounting Policies and Estimates

Our accounting policies are discussed in detail in the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K for the year ended September 30, 2023 however we consider our critical accounting policies to be those related to revenue recognition, property and equipment, business combinations, intangible assets and goodwill, bitcoin, and stock-based compensation.

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

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Consolidated Financial Statements:

F-1	Reports of Independent Registered Public Accounting Firm (PCAOB ID 206)
F-5	Consolidated Balance Sheets as of September 30, 2023 and 2022;
F-7	Consolidated Statements of Operations and Comprehensive Loss for the years ended September 30, 2023 and 2022;
F-9	Consolidated Statements of Stockholders’ Equity for the years ended September 30, 2023 and 2022
F-11	Consolidated Statements of Cash Flows for the years ended September 30, 2023 and 2022;
F-13	Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

CleanSpark, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CleanSpark, Inc. and its subsidiaries (collectively, the “Company”) as of September 30, 2023 and 2022, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended September 30, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects,the financial position of the Company as of September 30, 2023 and 2022, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited the Company’s internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)and our report dated December 1, 2023 expressed an adverse opinion.

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

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that responds to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Evaluation of the Accounting for and Disclosure of Bitcoin Mining Revenue Recognized

As disclosed in Note 2, the Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. The Company provides computing power to its mining pool and in exchange for providing such computing power, the Company is entitled to a pro-rata share of the fixed bitcoin awards earned over the measurement period, plus a pro-rata fractional share of the global transaction fee rewards for the respective measurement period, less net digital asset fees due to the mining pool operator over the measurement period. The Company’s pro-rata share is based on the proportion of computing power the Company contributed to the mining pool operator as compared to the bitcoin network’s algorithmic difficulty. During the year ended September 30, 2023, the Company recognized net bitcoin mining revenue of approximately $168.1 million. The Company’s management has exercised significant judgment in their determination of how existing GAAP should be applied to the accounting for and disclosure of bitcoin mining revenue recognized.

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

Evaluation of the Accounting for and Disclosure of Bitcoin Held

As disclosed in Note 2 to the consolidated financial statements, bitcoin held by the Company as of September 30, 2023, are accounted for as indefinite-lived intangible assets and have been included in current assets on the consolidated balance sheets. The Company’s bitcoin as of September 30, 2023 amounted to approximately $56.2 million. The Company’s management has exercised significant judgment in their determination of how existing GAAP should be applied to the accounting for bitcoin held, the associated financial statement presentation and accompanying footnote disclosures.

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

Houston, Texas

December 1, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

CleanSpark, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited the internal control over financial reporting of CleanSpark, Inc. and its subsidiaries (collectively, the “Company”) as of September 30, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, the Company did not maintain effective internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of September 30, 2023 and 2022 and for the years then ended and our report dated December 1, 2023 expressed an unqualified opinion on those financial statements.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment: the Company did not adequately design and maintain effective general information technology controls over third-party information systems and applications that are relevant to the preparation of the Company’s financial statements. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2023 consolidated financial statements, and this report does not affect our report on those financial statements.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

Houston, Texas

December 1, 2023

CLEANSPARK, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share amounts)

	September 30, 2023	September 30, 2022

ASSETS
Current assets
Cash and cash equivalents	$29,215	$20,463
Accounts receivable, net	5	27
Inventory	809	216
Prepaid expense and other current assets	12,034	7,931
Bitcoin	56,241	11,147
Derivative investment asset	2,697	2,956
Investment in debt security, AFS, at fair value	726	610
Current assets held for sale	445	7,426
Total current assets	$102,172	$50,776

Property and equipment, net	$564,395	$376,781
Operating lease right of use asset	688	551
Intangible assets, net	4,603	6,485
Deposits on miners and mining equipment	75,959	12,497
Other long-term asset	5,718	3,990
Goodwill	8,043	—
Long-term assets held for sale	—	1,545
Total assets	$761,578	$452,625

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$65,577	$24,662
Current portion of operating lease liability	181	113
Current portion of finance lease liability	130	260
Current portion of long-term loans payable	6,992	7,786
Dividends payable	—	21
Current liabilities held for sale	1,175	1,199
Total current liabilities	$74,055	$34,041
Long-term liabilities
Operating lease liability, net of current portion	519	447
Finance lease liability, net of current portion	9	180
Loans payable, net of current portion	8,911	13,433
Deferred income taxes	857	—
Long-term liabilities held for sale	—	512
Total liabilities	$84,351	$48,613

CLEANSPARK, INC.

CONSOLIDATED BALANCE SHEETS (continued)

(in thousands, except par value and share amounts)

	September 30, 2023	September 30, 2022

Stockholders' equity
Common stock; $0.001 par value; 300,000,000 shares authorized; 160,184,921 and 55,661,337 shares issued and outstanding, respectively	160	56
Preferred stock; $0.001 par value; 10,000,000 shares authorized; Series A shares; 2,000,000 authorized; 1,750,000 and 1,750,000 issued and outstanding, respectively	2	2
Additional paid-in capital	1,009,482	599,898
Accumulated other comprehensive income	226	110
Accumulated deficit	(332,643)	(196,054)
Total stockholders' equity	677,227	404,012

Total liabilities and stockholders' equity	$761,578	$452,625

The accompanying notes are an integral part of these consolidated financial statements.

CLEANSPARK, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share and share amounts)

	For the year ended
	September 30, 2023	September 30, 2022
Revenues, net
Bitcoin mining revenue, net	$168,121	$131,000
Other services revenue	287	525
Total revenues, net	$168,408	$131,525

Costs and expenses
Cost of revenues (exclusive of depreciation and amortization shown below)	93,580	41,234
Professional fees	10,869	6,469
Payroll expenses	45,714	40,920
General and administrative expenses	20,823	10,423
Loss (gain) on disposal of assets	1,931	(643)
Other impairment expense (related to bitcoin)	7,163	12,210
Impairment expense - other	—	250
Impairment expense - goodwill	—	12,048
Realized gain on sale of bitcoin	(1,357)	(2,567)
Depreciation and amortization	120,728	49,045
Total costs and expenses	$299,451	$169,389

Loss from operations	(131,043)	(37,864)

Other income (expense)
Other income	11	308
Change in fair value of contingent consideration	2,484	306
Realized gain on sale of equity security	—	1
Unrealized loss on equity security	—	(2)
Unrealized loss on derivative security	(259)	(1,950)
Interest income	481	190
Interest expense	(2,977)	(1,078)
Total other (expense) income	(260)	(2,225)

Loss before income tax expense	(131,303)	(40,089)
Income tax expense	857	—
Loss from continuing operations	$(132,160)	$(40,089)

Discontinued operations
Loss from discontinued operations	$(4,429)	$(17,237)
Income tax expense	—	—
Loss on discontinued operations	$(4,429)	$(17,237)

Net loss	$(136,589)	$(57,326)

Preferred stock dividends	—	336

Net loss attributable to common shareholders	$(136,589)	$(57,662)

Other comprehensive income	116	115

Total comprehensive loss attributable to common shareholders	$(136,473)	$(57,547)

CLEANSPARK, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share and share amounts)

	For the year ended
	September 30, 2023	September 30, 2022
Loss from continuing operations per common share - basic	$(1.29)	$(0.95)

Weighted average common shares outstanding - basic	102,707,509	42,614,197

Loss from continuing operations per common share - diluted	(1.29)	(0.95)

Weighted average common shares outstanding - diluted	102,707,509	42,614,197

Loss on discontinued operations per common share - basic	$(0.04)	$(0.40)

Weighted average common shares outstanding - basic	102,707,509	42,614,197

Loss on discontinued operations per common share - diluted	$(0.04)	$(0.40)

Weighted average common shares outstanding - diluted	102,707,509	42,614,197

The accompanying notes are an integral part of these consolidated financial statements.

CLEANSPARK, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive Income	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit	Equity
Balance, September 30, 2021	1,750,000	$2	37,395,945	$37	$444,074	$(5)	$(138,392)	$305,716
Options and restricted stock units issued for services	—	—	1,002,683	1	31,465	—	—	31,466
Shares withheld for net settlement of restricted stock units related to tax withholdings	—	—	(358,681)	—	(1,638)	—	—	(1,638)
Shares issued for settlement of contingent consideration related to business acquisition	—	—	8,404	—	150	—	—	150
Shares returned for settlement of contingent consideration and holdbacks related to business acquisition	—	—	(232,518)	—	—	—	—	—
Exercise of options	—	—	105,423	—	817	—	—	817
Shares issued under equity offering, net of offering costs	—	—	17,740,081	18	125,030	—	—	125,048
Preferred stock dividends	—	—	—	—	—	—	(336)	(336)
Net loss	—	—	—	—	—	—	(57,326)	(57,326)
Other comprehensive income	—	—	—	—	—	115	—	115
Balance, September 30, 2022	1,750,000	$2	55,661,337	$56	$599,898	$110	$(196,054)	$404,012

CLEANSPARK, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance, September 30, 2022	1,750,000	$2	55,661,337	$56	$599,898	$110	$(196,054)	$404,012
Options and restricted stock units issued for services	—	—	4,483,669	4	24,138	—	—	24,142
Shares withheld for net settlement of restricted stock units related to tax withholdings	—	—	(1,397,258)	(1)	(5,871)	—	—	(5,872)
Shares issued for settlement of contingent consideration related to business acquisition	—	—	1,100,890	1	2,839	—	—	2,840
Shares issued for business acquisition	—	—	1,590,175	1	4,801	—	—	4,802
Shares returned for settlement of contingent consideration and holdbacks related to business acquisition	—	—	(83,417)	—	—	—	—	—
Shares issued under equity offering, net of offering costs	—	—	98,829,525	99	383,677	—	—	383,776
Net loss	—	—	—	—	—	—	(136,589)	(136,589)
Other comprehensive income	—	—	—	—	—	116	—	116
Balance, September 30, 2023	1,750,000	$2	160,184,921	$160	$1,009,482	$226	$(332,643)	$677,227

The accompanying notes are an integral part of these consolidated financial statements.

CLEANSPARK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	September 30, 2023	September 30, 2022
Cash Flows from Operating Activities
Net loss	$(136,589)	$(57,326)
Less: Loss from discontinued operations	4,429	17,237
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Unrealized loss on equity security	—	2
Realized gain on sale of equity security	—	(1)
Impairment of bitcoin	7,163	12,210
Realized gain on sale of bitcoin	(1,357)	(2,567)
Bitcoin issued for services	720	611
Impairment of goodwill	—	12,048
Impairment of investment in equity security	—	250
Unrealized loss on derivative asset	259	1,950
Gain on fair value of contingent consideration	(2,484)	(346)
Non-cash lease expense	246	113
Stock based compensation	24,142	31,466
Depreciation and amortization	120,728	49,045
Provision for bad debts	347	810
Amortization of debt discount	69	46
Loss (gain) on write-off and disposal of assets	1,931	(643)
Changes in operating assets and liabilities
Mining of bitcoin	(168,121)	(131,000)
Proceeds from sale of bitcoin	116,271	133,201
(Decrease) in operating lease liabilities	(70)	(104)
Increase in accounts payable and accrued liabilities	7,673	16,040
(Increase) in prepaid expenses and other current assets	(4,320)	(2,393)
(Increase) in accounts receivables	(108)	(530)
(Increase) decrease in Inventory	(593)	(137)
Deferred income taxes	857	—
Long -term deposits paid	(2,913)	(2,176)
Net cash (used in) provided by operating activities from Continuing Operations	$(31,720)	$77,806
Net cash provided by (used in) operating activities of Discontinued Operations	1,326	(6,362)
Net cash (used in) provided by operating activities	$(30,394)	$71,444

Cash Flows from Investing Activities
Payments on miners (including deposits)	$(239,416)	$(171,181)
Purchase of fixed assets	(61,460)	(19,286)
Purchase of intangible assets	—	(225)
Settlement of holdbacks related to contingent consideration	—	(625)
Land acquisition in Sandersville, GA	(1,430)	—
Proceeds from sale of miners	34	3,498
Proceeds from the sale of equity securities	—	10
Acquisition of WAHA, net of cash received	—	(19,772)
Acquisition of Coinmaker LLC	(9,389)	—
Acquisition of Mawson	(22,518)	(3,400)
Net cash used in investing activities - Continuing Operations	$(334,179)	$(210,981)
Net cash provided by investing activities - Discontinued Operations	2,250	—
Net cash used in investing activities	$(331,929)	$(210,981)

CLEANSPARK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	September 30, 2023	September 30, 2022
Cash Flows from Financing Activities
Payments on loans	$(14,466)	$(2,778)
Payments on preferred dividends	(21)	(315)
Payments on finance leases	(301)	(432)
Refund of loan commitment fee	150	—
Proceeds from loan payable	1,937	—
Proceeds from equipment backed loan	—	19,620
Proceeds from exercise of options and warrants	—	817
Proceeds from equity offerings, net	383,776	125,048
Net cash provided by financing activities - Continued Operations	$371,075	$141,960
Net cash provided by financing activities - Discontinued Operations	—	—
Net cash provided by financing activities	$371,075	$141,960

Net increase in cash and cash equivalents	$8,752	$2,423

Cash and cash equivalents, beginning of period	$20,463	$18,040

Cash and cash equivalents, end of period	$29,215	$20,463
Supplemental disclosure of cash flow information
Cash paid for interest	$2,907	$1,026
Cash paid for income taxes	$—	$—
Non-cash investing and financing transactions
Shares issued for settlement of contingent consideration related to business acquisition	$2,840	$—
Fixed asset and miner purchases accrued not paid	$27,369	$—
Shares withheld for net settlement of restricted stock units related to tax withholdings	$5,873	$1,638
Fixed assets purchased through finance transactions	$493	$212
Software purchased with bitcoin	$229	$—
Shares issued for settlement of seller agreements related to acquisition	$—	$150
Preferred shares dividends accrued	$—	$21
Unrealized gain on investment in available-for-sale debt security	$116	$115

The accompanying notes are an integral part of these consolidated financial statements.

CLEANSPARK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

($ in thousands, except per share amounts)

1. ORGANIZATION AND LINE OF BUSINESS

Organization

CleanSpark is a bitcoin mining company. The Company independently owns and operates five data centers in Georgia for a total developed capacity of 230 MW. The Company is developing an additional 150 MW at its data center in Sandersville, GA. The Company does not currently host miners for any other companies. A partner in Massena, NY, hosts 50 MW for the Company. CleanSpark designs its infrastructure to responsibly support bitcoin, the world’s most important digital commodity and an essential tool for financial independence and inclusion.

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

Through the Company’s subsidiaries CSRE Properties Norcross, LLC, CSRE Property Management Company, LLC, CSRE Properties, LLC, CSRE Properties Washington, LLC, CSRE Properties Sandersville, LLC, CSRE Properties Dalton, LLC, and CleanSpark HQ, LLC, the Company maintains real property holdings.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Liquidity

The accompanying audited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and have been filed with the SEC on December 1, 2023 (“Form 10-K”).

As shown in the accompanying audited consolidated financial statements, the Company incurred a net loss from continuing operations of $132,160 and $40,089 during the years ended September 30, 2023 and September 30, 2022, respectively. While the Company has experienced negative cash flows from investing activities due to its continued investments in capital expenditures in support of its bitcoin mining operations, it has generated positive cash flows from financing activities in fiscal year 2023. The Company used $31,720 in cash from its operations for fiscal 2023, however, the Company made a decision to sell fewer bitcoin than it generated and the increase in bitcoin held at the end of the year (for which the Company classifies as a current asset) was $56,241. The Company has sufficient working capital to support its ongoing operations for the next twelve months. In addition, the Company has access to equity financing through its at-the-market ("ATM") offering facility (see Note 12 - Stockholders' Equity). As of September 30, 2023 and September 30, 2022, the Company had working capital of $28,117 and $16,735, respectively.

Principles of Consolidation

The accompanying audited consolidated financial statements include the accounts of CleanSpark, Inc., and the Company’s wholly owned subsidiaries, ATL, CleanBlok, CleanSpark DW, LLC, CleanSpark GLP, LLC, CSRE Properties Norcross, LLC, CSRE Property Management Company, LLC, CSRE Properties, LLC, CSRE Properties Washington, LLC, CSRE Properties Sandersville, LLC, CSRE Properties Dalton, LLC, and CleanSpark HQ, LLC. All intercompany transactions have been eliminated upon consolidation of these entities.

As of June 30, 2022, the Company deemed its energy operations to be discontinued operations due to its strategic shift to strictly focus on its bitcoin mining operations and divest of its energy assets. The disposal groups related to the energy operations are part of the following entities: CleanSpark LLC, CleanSpark Critical Power Systems Inc., GridFabric, LLC, Solar Watt Solutions, Inc, and CleanSpark II, LLC.

Liquidity

The accompanying consolidated financial statements of the Company have been prepared assuming the Company will continue as a going concern. The going concern basis of presentation assumes that the Company will continue in operation one year after the date these financial statements are issued and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. The evaluation of going concern under the accounting guidance requires significant judgment which involves the Company to consider that it has historically incurred losses in recent years as it has prepared to grow its business through expansion and acquisition opportunities. The Company must also consider its current liquidity as well as future market and economic conditions that may be deemed outside the control of the Company as it relates to obtaining financing and generating future profits. As of September 30, 2023, the Company had $29,215 available cash on-hand and bitcoin with a fair market value of $56,241. After considering its current liquidity and future market and economic conditions, the Company has concluded there is no substantial doubt about the Company’s ability to continue as a going concern.

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates include estimates used to review the Company’s goodwill impairment, intangible assets acquired, impairments and estimations of long-lived assets, valuation of derivative assets and liabilities, available-for-sale investments, allowances for uncollectible accounts, valuation of contingent consideration, and the valuations of share based awards. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Our accounting policy on revenue recognition for our bitcoin mining segment (sole reporting unit as of September 2023 and 2022) by type of revenue is provided below.

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
4.
Allocate the transaction price to the performance obligations in the contract
5.
Recognize revenue when the Company satisfies a performance obligation

Step 1: The Company enters into a contract with a bitcoin mining pool operator (i.e., the customer) to provide computing power to the mining pools. The contracts are terminable at any time by either party and the Company’s enforceable right to compensation only begins when the Company starts providing computing power to the mining pool operator (which occurs daily at midnight Universal Time Coordinated (UTC)). In exchange for providing computing power, the Company is entitled to a pro-rata share of the fixed bitcoin awards earned over the measurement period, plus a pro-rata fractional share of the global transaction fee rewards for the respective measurement period, less net digital asset fees due to the mining pool operator over the measurement period. The Company’s pro-rata share is based on the proportion of computing power the Company contributed to the mining pool operator as compared to the bitcoin network’s algorithmic difficulty. The proportionate share of the transaction fee rewards earned are based on the Company’s computing power as compared to the total computing power contributed to the global network. Applying the criteria per ASC 606-10-25-1, the contract arises at the point that the Company provides computing power to the mining pool operator, which is beginning contract day at midnight UTC (contract inception), because customer consumption is in tandem with daily earnings of delivery of the computing power.

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

Step 3: The transaction consideration the Company earns is non-cash digital consideration in the form of bitcoin, which the Company measures at fair value on the date earned at the daily closing price, which is not materially different from the fair value at contract inception, which is the daily opening price. According to the customer contract, daily earnings are calculated from midnight-to-midnight UTC time, and the sub-account balance is credited one hour later at 1:00 AM UTC time. The Company utilizes Greenwich Mean Time (GMT), which is also the midnight of UTC time, since this is consistent with our customer contract in calculating our daily earnings from midnight-to-midnight UTC time.

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

There are no deferred revenues or other liability obligations recorded by the Company since there are no payments in advance of the performance. At the end of the 24 hour “midnight-to-midnight” period, there are no remaining performance obligations.

Revenues from data center services

The Company, through its wholly owned subsidiary ATL, previously provided data services, such as providing its customers with rack space, power and equipment, and cloud services, such as virtual services, virtual storage, and data backup services, generally based on monthly services provided at a defined price included in the contracts. The performance obligations are the services provided to a customer for the month based on the contract. The transaction price is the price agreed with the customer for the monthly services provided and the revenues are recognized monthly based on the services rendered for the month.

The total revenue recognized from data center services for the years ended September 30, 2023 and September 30, 2022 is $287 and $525, respectively. As of September 30, 2023, data center services are no longer provided to external customers.

Cost of Revenues

Bitcoin mining segment (sole reportable segment)

The Company includes energy costs and external co-location mining hosting fees in cost of revenues.

Cash and cash equivalents

Cash and cash equivalents includes cash in banks. None of the Company’s cash was restricted as of September 30, 2023 or September 30, 2022.

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

Accounts receivable, net consists of the following:

($ in thousands)	September 30, 2023	September 30, 2022
Accounts Receivable, gross	$353	$247
Provision for doubtful allowances	(348)	(220)
Total Accounts Receivable, net	$5	$27

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

Bitcoin

Bitcoin are included in current assets in the consolidated balance sheets due to the Company’s ability to sell it in a highly liquid marketplace and its intent to liquidate its bitcoin to support operations when needed. Bitcoin is recorded at cost less impairment. They are classified as indefinite-lived intangible assets in accordance with ASC 350, Intangibles — Goodwill and Other, and are accounted for in connection with the Company’s revenue recognition policy detailed above and in this Note 2 – Summary of Significant Accounting Policies. An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value. In testing for impairment of bitcoin, the Company does not perform a qualitative assessment as allowed under ASC350-30-35-18A, and therefore goes directly to the quantitative assessment at the end of each reporting period. Quantitative impairment is measured using the lowest recognized selling price of the bitcoin at the time its fair value is being measured in accordance with ASC 820, Fair Value Measurement. Quoted prices are obtained from the Company's principal market (Coinbase). To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted as per ASC 350, Intangibles – Goodwill and Other.

Bitcoin earned by the Company through its mining activities are included within operating activities on the accompanying consolidated statements of cash flows. The sales of bitcoin are included within operating activities as the Company sells its bitcoin within a short period of time subsequent to the mining of such bitcoin. The Company will evaluate time periods when the Company holds bitcoin for a longer period of time and sale so such would be recorded as investing activities. For the fiscal years ended September 30, 2023 and 2022, all cash proceeds received from sale of bitcoin were classified as operating cash flows in the accompanying consolidated statements of cash flows. Any realized gains or losses from such sales are included in total costs and expenses in the consolidated statements of operations and comprehensive loss. The Company accounts for its gains or losses in accordance with the "first-in, first-out" method of accounting.

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

Concentration Risk

At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of Federal Deposit Insurance Corporation ("FDIC") limits. The cash balance in excess of the FDIC limits was $28,965 and $20,213 for the periods ended September 30, 2023 and September 30, 2022, respectively. The accounts offered by the custodian of the Company’s bitcoin, which totaled $56,241 and $11,147 as of September 30, 2023 and September 30, 2022, respectively, are not insured by the FDIC. The Company has not experienced any losses in such accounts.

The Company has certain customers and vendors who individually represented 10% or more of the Company’s revenue or capital expenditures. In fiscal year ended September 30, 2023, revenue is concentrated with one mining pool operator and all bitcoins reside in one exchange. Refer to Note 16 - Major Customers and Vendors.

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

Some leases include multiple year renewal options. The Company’s decision to exercise these renewal options is based on an assessment of its current business needs and market factors at the time of the renewal. Currently, the Company has no leases for which the option to renew is reasonably certain and therefore, options to renew were not factored into the calculation of its right of use asset and lease liability as of September 30, 2023.

For all classes of underlying assets, the Company has elected to not separate lease from non-lease components.

Stock-based compensation

The Company follows the guidelines in FASB Codification Topic ASC 718-10 Compensation-Stock Compensation, which requires companies to measure the cost of employee and non-employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. Stock-based compensation expense for stock options is recognized on a straight-line basis over the requisite service period. The Company may issue compensatory shares for services including, but not limited to, executive, management, accounting, operations, corporate communication, financial and administrative consulting services. The Company determines the grant date fair value of the options using the Black-Scholes option-pricing model. For equity awards granted by the Company that are contingent upon market-based conditions, the Company fair values these awards using the Monte Carlo simulation model. For discussion of accounting for restricted stock units ("RSUs"), please refer Note 14 – Stock-Based Compensation.

Loss per share

The Company reports loss per share in accordance with FASB ASC 260-10 “Earnings Per Share,” which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. As of September 30, 2023 and 2022, there were 300,698 and 7,069,706, respectively, units of common stock equivalents that consist of options, warrants, and restricted stock units, as well as 5,250,000 shares issuable upon preferred stock conversions, that were excluded from the current and prior period diluted loss per share calculation as their effect is anti-dilutive. Provided below is the loss per share calculation for the years ended September 30, 2023 and 2022:

	For the Year Ended September 30,
($ in thousands, except share and per share)	2023	2022
Continuing Operations
Numerator
Loss from continuing operations	$(132,160)	$(40,089)
Preferred stock dividends	—	336
Loss from continuing operations attributable to common shareholders	$(132,160)	$(40,425)

Denominator
Weighted- average common shares outstanding, basic	102,707,509	42,614,197
Dilutive impact of stock options and other share-based awards	—	—
Dilutive impact of contingent shares issued for business acquisition	—	—
Weighted- average common shares outstanding, diluted	102,707,509	42,614,197
Loss from continuing operations per common share attributable to common shareholders
Basic	$(1.29)	$(0.95)
Diluted	$(1.29)	$(0.95)

Discontinued Operations
Numerator
Loss on discontinued operations	$(4,429)	$(17,237)
Denominator
Weighted- average common shares outstanding, basic	102,707,509	42,614,197
Dilutive impact of stock options and other share-based awards	—	—
Dilutive impact of contingent shares issued for business acquisition	—	—
Weighted- average common shares outstanding, diluted	102,707,509	42,614,197
Loss on discontinued operations per common share attributable to common shareholders
Basic	$(0.04)	$(0.40)
Diluted	$(0.04)	$(0.40)

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

Depreciation is calculated on a straight-line basis over the estimated useful life of the asset as follows:

Useful life (years)
Land improvements	5 - 15
Building and building improvements	Shorter of lease term or 30 years
Leasehold improvements	Shorter of lease term or 15 years
Miners	3 - 5
Mining equipment	3 - 15
Infrastructure asset	Shorter of lease term or 15 years
Machinery and equipment	3 - 10
Furniture and fixtures	1 - 5

In accordance with the FASB ASC 360-10, "Property, Plant and Equipment” the carrying value of property and equipment, and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value. During the years ended September 30, 2023 and September 30, 2022 the Company did not record an impairment expense for assets within its continuing operations. In connection with property and equipment in our discontinued operations, an impairment expense in the approximate amount of $32 was recognized in fiscal year ended September 30, 2022 and included in loss from discontinued operations in the consolidated statements of operations and comprehensive loss.

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

The Company reviews its indefinite lived intangibles and goodwill for impairment annually or whenever events or circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable. In accordance with its policies, the Company performed an assessment of indefinite lived intangibles and goodwill for the year end September 30, 2023.

During the years ended September 30, 2023 and 2022, the Company incurred the following impairment losses:

($ in thousands)	September 30, 2023	September 30, 2022
Impairment of bitcoin	$7,163	$12,210
Impairment of goodwill	—	12,048
Total impairment loss	$7,163	$24,258

2023 Goodwill Impairment analysis

In accordance with ASC 350-30-35-18A, an entity may first perform a qualitative assessment to determine whether it is necessary to perform the quantitative impairment test, and has the unconditional option to bypass the qualitative assessment in any period and proceed directly to performing the quantitative analysis. In completing the 2023 annual goodwill impairment analysis, the Company elected to perform a quantitative assessment for our goodwill. The assessment involves comparing the carrying value of the entity, including goodwill, to its estimated fair value. In accordance with ASU 2017-04, a goodwill impairment charge is recorded for the amount by which the carrying value unit exceeds the fair value of the reporting unit. In determining the fair value for which the quantitative assessment was performed, the Company engaged a valuation specialist to perform the quantitative impairment analysis. The valuation report included a combination of the market and income approach to test for goodwill impairment. The income approach is a valuation technique under which we estimate future cash flows using the financial forecast from the perspective of an unrelated market participant. Using historical trending and internal forecasting techniques, revenue is projected and applied to fixed and variable cost experience rates to arrive at the future cash flows. A terminal value was then applied to the projected cash flow stream. Future estimated cash flows were discounted to their present value to calculate the estimated fair value. The discount rate used was the value-weighted average of our estimated cost of capital derived using both known and estimated customary market metrics. In determining the estimated fair value, several factors were estimated, including projected operating results, growth rates, economic conditions, anticipated future cash flows and the discount rate. The market valuation approach evaluated the company's market value as compared to the net asset balance.

The fiscal year 2023 assessment indicated that no impairment of goodwill was necessary.

In completing the 2022 annual goodwill impairment analysis, there was an impairment recognized. In fiscal 2022, there was a sustained downturn in the price of bitcoin which resulted in the carrying value of the Company's goodwill to exceed the fair value.

The following table reflects goodwill activity for the years ended September 30, 2023 and 2022, respectively:

($ in thousands)
	For the year ended September 30,
	2023	2022
Balance at beginning of Fiscal Year	$—	$12,048
New Acquisitions	8,043	—
Impairment	—	(12,048)
Balance at end of Fiscal Year	$8,043	$—

The Company amortizes intangible assets with finite lives over their estimated useful lives, which range between two and twenty years as follows:

Useful life (years)
Websites	3
Software	4-7
Strategic contract	5

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

The following table presents the Company’s financial instruments that are measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis, and their level within the fair value hierarchy as of September 30, 2023 and September 30, 2022:

September 30, 2023:

September 30, 2023
($ in thousands)	Amount	Level 1	Level 2	Level 3
Derivative investment asset	$2,697	$—	$—	$2,697
Investment in debt security	726	—	—	726
Total	$3,423	$—	$—	$3,423

September 30, 2022:

September 30, 2022
($ in thousands)	Amount	Level 1	Level 2	Level 3
Derivative investment asset	$2,956	$—	$—	$2,956
Investment in debt security	610	—	—	610
Total	$3,566	$—	$—	$3,566

There were no transfers between Level 1, 2 or 3 during the years ended September 30, 2023 and 2022.

The activities of the financial instruments that are measured and recorded at fair value on the Company's balance sheets on a recurring basis during years ended September 30, 2023 and 2022 are included in Note 6 - Investments.

Income taxes

The Company’s calculation of its tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions. The Company recognizes tax liabilities for uncertain tax positions based on management’s estimate of whether it is more likely than not that additional taxes will be required. The Company had no uncertain tax positions as of September 30, 2023 and 2022.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations and comprehensive loss in the provision for income taxes. As of September 30, 2023 and 2022, the Company had no accrued interest or penalties related to uncertain tax positions.

Income tax expense/(benefit) from operations for the years ended September 30, 2023 and 2022 was $0 and $0 in each period, which resulted primarily from maintaining a full valuation allowance against the Company's deferred tax assets.

Segment Reporting

The Company determines its operating segments based on how the Chief Operating Decision Maker views and evaluates operations, performance and allocates resources. Since June 30, 2022, the Company's only operating segment is the bitcoin mining business.

Discontinued Operations

The Company deemed its energy operations to be discontinued operations due to its strategic decision to strictly focus on its bitcoin mining operations and divest of the majority of its energy assets.

Through its discontinued operations segment, the Company previously provided energy solutions through its wholly-owned subsidiaries CleanSpark LLC, CleanSpark Critical Power Systems, Inc., GridFabric, LLC, and Solar Watt Solutions, Inc. These solutions consisted of engineering, design and software solutions, custom hardware solutions, Open Automated Demand response, solar, energy storage for microgrid and distributed energy systems. The Company has since sold the majority of its assets related to the Energy Segment, which included software and intellectual property, and inventory. See Note 3 – Discontinued Operations.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments on October 1, 2020 (“ASU 2016-13”). ASU 2016-13 requires entities to use a new forward-looking “expected loss” model that reflects expected credit losses, including credit losses related to trade receivables, and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates, which generally will result in the earlier recognition of allowances for losses. As the Company was a smaller reporting company at the time of issuance of the ASU, the Company adopted the ASU effective October 1, 2023, and adoption of the new standard did not have a material impact on the Company's results of operations or cash flows.

In August 2020, the FASB issued ASU 2020-06, “Debt - Debt with Conversion and Other Options (subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (subtopic 815-40),” which reduces the number of accounting models in ASC 470-20 that require separate accounting for embedded conversion features. As a result, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost as long as no other features require bifurcation and recognition as derivatives. By removing those separation models, the effective interest rate of convertible debt instruments will be closer to the coupon interest rate. Further, the diluted net income per share calculation for convertible instruments will require the Company to use the if-converted method. The treasury stock method should no longer be used to calculate diluted net income per share for convertible instruments. The amendment was effective for the Company effective October 1, 2022, including interim periods. The adoption did not have a material impact on the Company’s financial statements or disclosures.

3. DISCONTINUED OPERATIONS

The Company determined to make available for sale the asset groups related to its energy segment due to its strategic shift to strictly focus on its bitcoin mining operations. As a result, the energy segment's results of operations have been reclassified as discontinued operations on a retrospective basis for all periods presented. Accordingly, the assets and liabilities of this segment are separately reported as “assets and liabilities held for sale” as of September 30, 2023 and 2022 in the consolidated balance sheets. The results of operations of this segment, for all periods, are separately reported as “discontinued operations” in the consolidated statements of operations and comprehensive loss. Provided below are the key areas of the financials that constitute the discontinued operations:

	September 30, 2023	September 30, 2022
ASSETS
Current assets
Accounts receivable, net	$126	$2,813
Inventory	319	4,400
Prepaid expense and other current assets	—	213
Total current assets held for sale	$445	$7,426

Property and equipment, net	—	11
Operating lease right of use asset	—	665
Intangible assets, net	—	869
Long-term assets held for sale	$—	$1,545

Total assets held for sale	$445	$8,971

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	$978	$919
Contract liabilities	—	117
Operating lease liability	197	163
Total current liabilities held for sale	1,175	1,199
Long-term liabilities
Operating lease liability, net of current portion	—	512
Total liabilities held for sale	$1,175	$1,711

	For the twelve months ended
	September 30, 2023	September 30, 2022
Revenues, net
Energy hardware, software and services revenue	$158	$9,667
Total revenues, net	158	9,667

Costs and expenses
Cost of revenues (exclusive of depreciation and amortization shown below)	936	8,711
Professional fees	115	116
Payroll expenses	426	4,911
General and administrative expenses	413	1,641
Impairment expense - fixed assets	—	32
Impairment expense - intangibles	—	1,402
Impairment expense - other	4,181	872
Impairment expense - goodwill	—	7,001
Depreciation and amortization	—	2,215
Total costs and expenses	6,071	26,901

Loss from operations	$(5,913)	$(17,234)

Other income (expense)
Gain on disposal of assets	1,508	—
Interest expense	(24)	(3)
Total other income (expense)	1,484	(3)

Loss before income tax (expense) benefit	(4,429)	(17,237)
Income tax benefit (expense)	—	—
Net loss attributable to common shareholders	$(4,429)	$(17,237)

4. ACQUISITIONS

Coinmaker LLC Acquisition - Dalton, GA

On June 21, 2023, the Company completed the acquisition of two bitcoin mining facilities in Dalton, GA for $9,389. Each of the facilities are located on separate one acre sites, each of which are under land leases. The combined facilities are able to currently utilize 20 megawatts of power and are expected to host a total of approximately 6,000 miners. The transaction was accounted for as an asset acquisition, whereby the total purchase price is allocated first to the fair value of the assets acquired and any excess purchase price is allocated to the acquired assets pro-rata. No goodwill is calculated in an asset acquisition.

The preliminary allocation of the purchase price of the assets acquired are summarized below:

($ in thousands)	Preliminary Allocation at Acquisition Date
Land lease - right of use asset	$266
Operating lease liability	(266)
Building	1,328
Infrastructure	8,061
Total purchase price	$9,389

There have been no subsequent adjustments to the allocation of the purchase price after the preliminary allocation.

Mawson Infrastructure Group - Sandersville, GA

On October 8, 2022, the Company completed the acquisition of a lease for approximately 16.35 acres of real property located in Sandersville, Washington County, Georgia (the “Mawson Property”), all personal property located on the Mawson Property, and 6,349 application-specific integrated circuit miners (the “ASICs”) from subsidiaries of Mawson Infrastructure Group, Inc. a Delaware corporation (“Mawson”), all pursuant to a Purchase and Sale Agreement dated September 8, 2022 and an Equipment Purchase and Sale Agreement dated September 8, 2022 (the "Mawson Transaction").

The Company paid the following consideration to Mawson for the Mawson Property: (i) $13,500 in cash; (ii) 1,590,175 shares (the “Closing Shares”) of the Company's common stock (which had a value of $4,803 based upon the closing price of the common stock on October 7, 2022), and (iii) $6,500 in seller financing in the form of a promissory note. The Company also paid $9,018 in cash within 15 days of the closing for the ASICs.

The following additional contingent consideration was included in the purchase price:

•
up to 1,100,890 shares of the Company's common stock (the “Earn-out Shares”) (which have a value of approximately $3,325 based upon the closing price of the Company's common stock on October 7, 2022), based upon the number of modular data centers on the Mawson Property occupied by Mawson being emptied and made available for our use. These Earn-out Shares had been classified as a liability in the Consolidated Balance Sheets in accordance with ASC 480, and accordingly was reported at fair value at the end of each reporting period. As of December 31, 2022, the fair value of this contingent liability was reduced to $2,840 from $3,325, resulting in a change in fair value of contingent consideration of $484 in Other Income (expense) in the Consolidated Statements of Operations and Comprehensive Loss. The shares associated with the earn-out were issued to Mawson in January 2023 (see Note 12 - Stockholders' Equity).
•
up to an additional $2,000 in a seller-financed earn-out payable at least 60 days post-closing if the Company receives written confirmation that it will be able to utilize at least an additional 150 megawatts ("MW") of power on the Mawson Property by the six month anniversary of the closing, April 8, 2023. Such written confirmation was not received by April 8, 2023 and accordingly, the Company determined this contingency criteria was not met by April 8, 2023 and it has not paid the additional consideration; however, Mawson has expressed the position, with which the Company disagrees, that this contingency criteria was in fact met. The Company is currently negotiating with the power provider and is confident that it will be able to reach an agreement to access at least 150 MW of power at the site later this year. The Company has adjusted the contingency liability to $0 as of June 30, 2023 and recognized $2,000 gain in Change in Fair Value of Contingent Consideration on the Statement of Operations and Comprehensive Loss.

The Company accounted for this transaction as an acquisition of a business. The fair value of the consideration given to Mawson and the other sellers in connection with the transaction and the allocation of the purchase price in accordance with ASC 820 were as follows:

($ in thousands)	Fair Value
Cash	$22,518
Financing provided by seller	6,500
1,590,175 shares of CLSK common stock	4,803
Total purchase price	$33,821

Contingent Consideration
Earn-out Shares of CLSK common stock	3,325
Megawatt earnout (up to $2,000 max)	2,000
Total contingent consideration	$5,325

Total purchase sale agreement consideration-Combined	$39,146

($ in thousands)	Allocation at Acquisition Date
Right of use lease asset	$5,010
Lease liability assumed	(5,100)
Building	13,654
Infrastructure asset	4,465
Miners	12,914
Machinery and equipment	160
Goodwill	8,043
Total	$39,146

There were no subsequent adjustments to the allocation of the purchase price after the preliminary allocation.

SPRE Commercial Group Inc. and WAHA Technologies Inc. - Washington, GA

On August 17, 2022, the Company, through its wholly owned subsidiary CSRE Properties Washington, LLC, (“CSRE”), completed the purchase of real property, together with all improvements situated thereon and all rights, easements and appurtenances belonging thereto (collectively, the “Property”), from SPRE Commercial Group, Inc. f/k/a WAHA, Inc. (“SPRE”), (the “Seller”), pursuant to a Land Purchase and Sale Agreement dated as of August 5, 2022 and amended on August 17, 2022.

Additionally, on August 17, 2022, in connection with the Land Purchase and Sale Agreement, the Company completed the purchase of a mix of S19 and S19 J Pro bitcoin miners with a total processing power equal to approximately 341,985 terahashes, pursuant to an equipment purchase and sale agreement (together with the Land Purchase and Sale Agreement, the “Acquisition”), from Waha Technologies, Inc., a Georgia corporation (“WAHA”, collectively with the Seller, "WAHA & SPRE" or the "Sellers"), an affiliate of the Seller. Pursuant to the Land Purchase and Sale Agreement and the Equipment Purchase and Sale Agreement the Company acquired substantially all of WAHA & SPRE's assets. The transaction was accounted for as an acquisition of a business.

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

The Company determined the fair value of the consideration given to the Sellers in connection with the transaction and the allocation of the purchase price in accordance with ASC 820 were as follows:

Consideration: ($ in thousands)	Fair Value
Cash	$19,772
Financing provided by SPRE	1,962
Mortgage assumed	2,158
Total Consideration	$23,892

Purchase Price Allocation: ($ in thousands)	Allocation at Acquisition Date
Land	$100
Building/Improvements	14,700
Miners	9,092
Total	$23,892

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

Pro forma of Consolidated Financial Statements (Unaudited)

The following is the unaudited pro forma information assuming the consummation of each of the Mawson Transaction and WAHA Transaction occurred on October 1, 2021:

For the Year Ended
($ in thousands, except share and per share)	September 30, 2022
Net sales from continuing operations	$209,304
Loss from continuing operations attributable to common shareholders	$(33,758)
Loss from continuing operations per common share - basic	$(0.75)
Weighted average common shares outstanding – basic	45,305,262
Loss from continuing operations per common share - diluted	$(0.75)
Weighted average common shares outstanding – diluted	45,305,262

Pro forma results of operations for the Mawson Transaction for the year ended September 30, 2023 were not presented since the Mawson Transaction occurred on October 8, 2022 and the results for the 8-day period would be immaterial. The WAHA Transaction was included during the entire year ended September 30, 2023. The unaudited pro forma consolidated financial results have been prepared for illustrative purposes only and do not purport to be indicative of the results of operations that would have actually resulted had the acquisitions occurred on the first day of the earliest period presented, or of future results of the consolidated entities. The unaudited pro forma consolidated financial information does not reflect any operating efficiencies and cost savings that may be realized from the integration of the acquisition. All transactions that would be considered inter-company transactions for pro forma purposes have been eliminated.

5. BITCOIN

As of September 30, 2023 and 2022, the Company held 2,243 and 595 bitcoin, respectively. The following table presents the activities of the Company's bitcoin holdings for the years ended September 30, 2023 and 2022:

($ in thousands)
	For the year ended September 30,
	2023	2022
Balance at beginning of Fiscal Year	$11,147	$23,603
Addition of bitcoin	168,121	131,000
Carrying amount of bitcoin sold	(114,915)	(130,635)
Bitcoin issued for services	(720)	(611)
Bitcoin issued for software	(229)	—
Impairment loss	(7,163)	(12,210)
Balance at end of Fiscal Year	$56,241	$11,147

The Company's bitcoin holdings are not subject to rehypothecation and do not serve as collateral for any existing loans or agreements. As of September 30, 2023, the Company held 95% of its bitcoin in cold storage and 5% in hot wallets.

6. INVESTMENTS

As of September 30, 2023 and September 30, 2022, the Company had total investments of $3,423 and $3,566, respectively, that comprise of the following:

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

Investment in Debt Securities (Preferred Stock) and related Embedded Derivative Asset

Pursuant to the terms of the SPA with ILAL, the Company purchased 1,000 shares of Series B Preferred Stock of ILAL (the “Series B Preferred Stock”) for an aggregate purchase price of $500 (the “Stock Transaction”), less certain expenses and fees. The Series B Preferred Stock accrue cumulative in-kind accruals at a rate of 12% per annum and were redeemable on August 6, 2020. The Series B Preferred Stock can be converted into common stock at a variable rate (refer the discussion on embedded derivative assets below). This variable conversion ratio will increase by 10% with the occurrence of certain events. Since the investments were not redeemed on August 6, 2020, they are now redeemable at the Company`s option in cash or into common stock, based on the conversion ratio. The Series B Preferred Stock is recorded as an AFS debt security and is reported at its estimated fair value as of September 30, 2023. Any change in the fair values of AFS debt securities are reported net of income tax as an element of Other Comprehensive income.

The Company accrued no interest (net of allowance) on our available-for-sale debt securities, as of September 30, 2023 and 2022, respectively. The fair value of our investment in debt securities is $726 and $610 as of September 30, 2023 and 2022, respectively. The Company has included gain on fair value of preferred stock amounting to $116 and $115 for the years ended September 30, 2023 and 2022, respectively, as part of other comprehensive income in the Consolidated Statements of Operations and Comprehensive Loss.

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

Total fair value of investment in Derivative assets as of September 30, 2023 and 2022 is $2,697 and $2,956, respectively. The Company fair values the debt security as a straight debt instrument based on liquidation value and accrued interest to date. The fair value of the derivative asset is based on the difference in the fair value of the debt security determined as a straight debt instrument and the fair value of the debt security if converted as of the reporting date.

Commitment shares - Common stock of ILAL

Pursuant to the terms of the SPA with ILAL, the Company received 350,000 shares (commitment shares) of ILAL's common stock. The commitment shares were fully earned at the time of execution of the agreement. The Company sold 334,611 shares at various prices and fair valued the remaining 15,389 shares at the closing stock price of ILAL as of September 30, 2021. During the year ended September 30, 2022, the Company sold 15,389 commitment shares, and recorded realized gain on sale of shares for $1.

Investment in Equity Securities - LawClerk

In February 2020, the Company made a $250 strategic relationship investment in LawClerk for 200,000 Series A Preferred Shares of LawClerk. This investment is recorded on a cost basis and adjusted for observable transactions for same or similar investments of the issuer (referred to as the measurement alternative) or impairment. The Company annually performs impairment analysis on this investment and concluded that the investment was not recoverable and accordingly recorded an impairment of $250 for the year ended September 30, 2022.

Refer the table below for a reconciliation of carrying value of all investments for the year ended September 30, 2023 and 2022:

($ in thousands)	ILAL Debt Securities	ILAL Derivative Asset	ILAL Equity Securities	Law Clerk Equity Securities
Balance as of September 30, 2021	$494	$4,906	$11	$250
Shares sold during the year	—	—	(10)	—
Realized gain on fair value recognized in other income (expense)	—	—	1	—
Unrealized loss recognized in other income (expense)	—	(1,950)	(2)	—
Impairment loss	—	—	—	(250)
Unrealized gain on fair value recognized in Other comprehensive income	116	—	—	—
Balance as of September 30, 2022	$610	$2,956	$—	$—
Unrealized loss on derivative asset	—	(259)
Unrealized gain on fair value recognized in other comprehensive income	116	—	—	—
Balance as of September 30, 2023	$726	$2,697	$—	$—

7. PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of September 30, 2023 and September 30, 2022:

($ in thousands)	September 30, 2023	September 30, 2022
Land	$4,144	$2,978
Land improvements	1,564	1,530
Building and improvements	52,198	32,332
Leasehold improvements	672	114
Miners	527,868	356,501
Mining equipment	18,706	17,587
Infrastructure	45,612	12,422
Machinery and equipment	1,907	1,269
Furniture and fixtures	386	331
Construction in progress	81,875	4,816
Total	$734,932	$429,880
Less: accumulated depreciation	(170,537)	(53,099)
Property and equipment, net	$564,395	$376,781

Depreciation expense for the years ended September 30, 2023 and 2022 was $118,615 and $47,082, respectively. During the year ended September 30, 2023, $1,966 of property and equipment was disposed of for a loss of $1,931.

The Company placed in service property and equipment of $231,135 during the year ended September 30, 2023. This increase in fixed assets primarily consisted of miners and mining equipment amounting to $175,558.

On April 7, 2023, CleanSpark HQ, LLC (“HQLLC”), a single member limited liability company and subsidiary wholly owned by the Company, purchased certain real property located at 10424 South Eastern Ave., Suite 200, Henderson, Nevada (the "Eastern Property") for $4,100. The property consists of approximately 15,000 square feet of office space. The Company intends to utilize this office space as its new corporate headquarters. The real property is recorded in construction in progress as of September 30, 2023, and includes an additional $560 in building improvements. The completion is expected to occur in the first quarter of fiscal year 2024.

On May 1, 2023, the Company entered into a Purchase and Sale agreement with the Development Authority of Washington County to purchase 16.35 acres of land that was previously leased by the Company and an additional 10 acres of parcels in Sandersville, GA ("Sandersville Land") for a purchase price of $1,300 (the agreement was subsequently amended in June 2023 to increase the purchase price to $1,400). The leased land had been subject to an operating lease which was acquired by the Company under the Mawson Transaction. In accordance with ASC 842-Leases, the Company reassessed the lease classification as a finance lease and recorded land at the present value of the lease term (net of the carrying amount of the operating lease at time of conversion) and the land was recorded at $1,167. The land was also reclassified from finance lease right of use asset to land upon final payment being made on June 30, 2023.

Construction in progress: The Eastern Property is recorded in construction in progress. The Company is also expanding its facilities in Georgia, including infrastructure, building, and land improvements to expand its mining operations.

As of September 30, 2023 and September 30, 2022, the Company has outstanding deposits for miners and mining equipment totaling $75,959 and $12,497, respectively. These deposits are paid to vendors and manufacturers to purchase miners. The deposits are to be applied to the purchase price when either the vendor ships the miners or when the miners are received, depending on the contracted terms. Such deposits are recorded in long-term assets on the Consolidated Balance Sheets. If miners are purchased with terms that pass title to the goods at time of shipment, then such miners are recorded in construction in progress until they are physically received and placed in service.

8. INTANGIBLE ASSETS

Intangible assets consist of the following as of September 30, 2023 and 2022:

	September 30, 2023			September 30, 2022
($ in thousands)	Intangible assets	Accumulated amortization	Net intangible assets	Intangible assets	Accumulated amortization	Net intangible assets
Software	$440	$(90)	$350	$210	$—	$210
Websites	15	(8)	7	23	(11)	12
Strategic Contract	9,800	(5,554)	4,246	9,800	(3,537)	6,263
Total	$10,255	$(5,652)	$4,603	$10,033	$(3,548)	$6,485

Amortization expense for the years ended September 30, 2023 and 2022 was $2,113 and $1,963, respectively.

During the years ended September 30, 2023 and 2022, the Company did not incur impairment losses related to the above intangible assets.

The strategic contract relates to supply of a critical input to our bitcoin mining business at significantly lower prices compared to market.

The Company expects to record amortization expense of intangible assets over the next 5 years and thereafter as follows:

Fiscal Year
($ in thousands)	September 30, 2023
2024	2,053
2025	2,050
2026	415
2027	78
2028	7
Total	$4,603

9. LEASES

On October 1, 2019, the Company adopted the amendments to ASC 842, leases which require lessees to recognize lease assets and liabilities arising from operating leases on the balance sheet. The Company adopted the new lease guidance using the modified retrospective approach and elected the transition option issued under ASU 2018-11, Leases (Topic 842) Targeted Improvements, allowing entities to continue to apply the legacy guidance in ASC 840, Leases, to prior periods, including disclosure requirements.

The Company’s operating leases are office spaces and finance leases which are primarily related to equipment used at its data center.

The Company's lease costs recognized in the Consolidated Statements of Operations and Comprehensive Loss consist of the following:

	For the year ended
($ in thousands)	September 30, 2023	September 30, 2022
Operating lease cost (1)	$267	$113
Finance lease cost:
Depreciation expense of financed assets	$197	$379
Interest on lease obligations	$33	$38

(1)
Included in general and administrative expenses.

Other lease information is as follows:

	For the year ended
($ in thousands)	September 30, 2023	September 30, 2022
Cash paid for amounts included in measurement of lease obligations:
Operating cash outflows from operating leases	$274	$131
Operating cash outflows from finance leases	$33	$38
Financing cash outflows from finance leases	$301	$519

	September 30, 2023	September 30, 2022
Weighted-average remaining lease term - operating leases	3.8 years	1.5 years
Weighted-average remaining lease term - finance leases	0.9 years	1.5 years
Weighted-average discount rate - operating leases	5.40%	4.50%
Weighted-average discount rate - finance leases	5.50%	5.50%

The following is a schedule of the Company's lease liabilities by contractual maturity as of September 30, 2023:

($ in thousands) Fiscal Year	Operating Leases	Finance Leases
2024	$214	$134
2025	201	9
2026	203	—
2027	106	—
2028	41	—
Gross lease liabilities	765	143
Less: imputed interest	(65)	(3)
Present value of lease liabilities	$700	$140
Less: Current portion of lease liabilities	(181)	(130)
Total lease liabilities, net of current portion	$519	$10

10. LOANS

As of September 30, 2023, the Company had a gross balance outstanding of $16,080, netted against discount on the loans payable of $177. Total principal payments on loans during the years ended September 30, 2023 and 2022 was $14,466 and $2,779, respectively. The following table reflects our outstanding loans as of September 30, 2023 and September 30, 2022:

			September 30, 2023	September 30, 2022
($ in thousands)	Maturity Date	Rate	Debt Balance, Net	Debt Balance, Net
Master Equipment Financing Arrangement	Apr-25	13.80%	$11,603	$17,073
Mortgage - Corporate Facility	Apr-25	10.00%	1,950	—
SPRE Commercial Group, Inc.	Aug-23	12.00%	—	1,807
Marquee Funding Partners	Jul-26 - Feb-27	13.00%	1,725	2,127
Auto & Equipment Loans	Oct-26 - Jun -29	0.99-9.60%	625	212
Total Loans Outstanding			$15,903	$21,219
Less: current portion of long-term loans			(6,992)	(7,786)
Long-term loans, excluding current portion			$8,911	$13,433

The following table reflects the principal amount of loan maturities due over the next five years and beyond as of September 30, 2023:

($ in thousands)	5-Year Loan Maturities
Outstanding Loan	FY 2024	FY 2025	FY 2026	FY 2027	FY 2028	Thereafter	Total
Master Equipment Financing Arrangement	$6,509	$5,221	$—	$—	$—	$—	$11,730
Mortgage - Corporate Facility	—	2,000	—	—	—	—	2,000
Marquee Funding Partners	458	521	592	154	—	—	1,725
Auto & Equipment Loans	152	159	147	83	69	15	625
Total principal amount of loan payments by fiscal year	$7,119	$7,901	$739	$237	$69	$15	$16,080
Unamortized deferred financing costs and discounts							(177)
Total loan book value as of September 30, 2023							$15,903

Description of Outstanding Loans

Master Equipment Financing Agreement

On April 22, 2022, the Company entered into a Master Equipment Financing Agreement with Trinity Capital Inc. (the "Lender"). The Master Equipment Financing Agreement provided for up to $35,000 of borrowings to finance the Company’s acquisition of blockchain computing equipment. The Company received a loan of $20,000 at closing, with the remaining $15,000 fundable upon the Company's request, if requested no later than December 31, 2022, subject to certain customary conditions. The Company did not request the funding and agreed with the Lender that the related 1% loan commitment fee for the unused portion would be refunded to the Company, which was received in December 2022. The borrowings under the Master Equipment Financing Agreement are collateralized by 3,336 S19j Pro miners, which are located at the Company's College Park, GA and Norcross, GA sites.

The Company recorded an original loan discount of approximately $379, of which $150 was refunded and $56 and $46 was amortized and recorded to interest expense during the years ended September 30, 2023 and 2022.

Mortgage - Corporate Office

On May 10, 2023, HQLLC completed a refinancing transaction whereby it borrowed a net $1,937 against the equity of the real property purchased in April that is intended for the future Corporate Office (see Note 7 - Property and Equipment). The loan agreement has a two-year term, 10% interest rate and monthly interest only payments until maturity.

Marquee Funding Partners

In connection with the acquisition of WAHA, certain assets were encumbered with mortgages which the Company assumed. The mortgages assumed have a combined balance of $1,725, remaining payment terms ranging from 35-42 months and annual interest of 13%.

SPRE Commercial Group, Inc.

In connection with the acquisition of WAHA, the Company entered into a financing arrangement with the seller. The loan had a term of 12 months with monthly payments of $174 and a stated interest rate of 12%. The loan matured in fiscal year 2023 and no amount is outstanding as of September 30, 2023.

Auto Loans

The Company has entered into various financing arrangements to purchase vehicles and non-miner equipment with combined principal amount of $625 as of September 30, 2023. The loans vary in terms from 36-72 months with annual interest rates ranging from 0.99% - 9.60%. The loans are secured with the purchased vehicles and equipment. During the year ended September 30, 2023, the Company entered into five separate agreements for the purchase of machinery and equipment and mining equipment with a combined principal of $493, with terms ranging from 36-72 months and interest rates ranging from 0.99%-9.60%.

11. INCOME TAXES

The Company provides for income taxes under FASB ASC 740, Accounting for Income Taxes. FASB ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

FASB ASC 740 requires the reduction of deferred tax assets by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance has been recorded.

Due to the enactment of the Tax Reform Act of 2017, we have calculated our federal taxes using an estimated corporate tax rate of 21%. U.S. Tax codes and laws may be subject to further reform or adjustment which may have a material impact to the Company’s deferred tax assets and liabilities.

For the years ended September 30, 2023 and 2022 the Company's loss from continuing operations before provision for income taxes were as follows:

($ in thousands)	September 30, 2023	September 30, 2022
Domestic	$(131,303)	$(40,089)
Foreign	—	—
Loss before income taxes	$(131,303)	$(40,089)

The components of the provision for income taxes in the years ended September 30, 2023 and 2022 were as follows:

($ in thousands)	September 30, 2023	September 30, 2022
Current:
Federal	$—	$—
State	—	—
Deferred:
Federal	$857	$—
State	—	—
Provision for income taxes	$857	$—

The effective income tax rate for the periods ended September 30, 2023 and 2022 as a percentage of pre-tax income is (0.65%) and 0%, respectively. The significant reconciling items between the effective tax rate and the statutory tax rate for the period ended September 30, 2023 consist of valuation allowance, adjustments to deferred taxes, state taxes and permanent items. A detailed breakout is provided below:

($ in thousands)	September 30, 2023	September 30, 2022
Tax benefit at federal statutory rate	$(27,574)	$(8,417)
State taxes (net of federal benefit)	5,820	(303)
Meals and entertainment	18	30
Stock based compensation	356	2,061
162(m) Excess Executive Compensation	6,823	—
ISO - Disqualifying Dispositions	(127)	(58)
Deferred only adjustment	(13,794)	4,408
R&D Credits	—	(200)
Discontinued Operations	—	(3,750)
Other	485	(3)
Change in Valuation Allowance	28,850	6,232
	$857	$—

Deferred income taxes are the result of timing differences between GAAP accounting and tax basis of certain assets and liabilities, timing of income and expense recognition of certain items, and net operating loss carry-forwards. These differences result in deferred tax assets and liabilities, which are recorded in the balance sheet, net of valuation allowance. The Company evaluates the realizability of its deferred tax assets and assesses the need for a valuation allowance on an ongoing basis. In evaluating its deferred tax assets, the Company considers whether it is more likely than not that the deferred income tax assets will be realized. The ultimate realization of deferred tax assets depends upon generating sufficient future taxable income prior to the expiration of the tax attributes. This assessment requires significant judgment.

The significant components of the Company's deferred tax assets and liabilities as of September 30, 2023 and 2022 were as follows:

($ in thousands)	September 30, 2023	September 30, 2022
Deferred Tax Assets:
Right of Use - Lease Liability	$183	$269
Charitable Contributions	64	7
Section 1231 Loss Carryforwards	983	1,183
Tax Credits	200	401
Stock Based Compensation	4,512	3,740
Interest Expense Carryforwards	653	194
Intangible Assets	6,999	—
Net Operating Loss carryforwards	66,333	93,052
Other	2,078	—
Gross Deferred Tax Assets	$82,005	$98,846
Valuation Allowance	(54,608)	(28,756)
Total deferred tax assets, net of valuation allowance	$27,397	$70,090

Deferred Tax Liabilities
Right of Use - Lease Asset	$(180)	$(265)
Prepaid Expenses	(636)	(222)
Unrealized Gain on Derivative Asset	—	(85)
Unrealized Gain on Equity Security	—	(63)
Gain/Loss on Sale of Assets not on TR	—	(26)
Other	(898)	—
Fixed Assets & Intangible Assets	(26,540)	(69,429)
Net Deferred Tax Liability	$(857)	$—

For balance sheet presentation, the Company nets non-current deferred tax assets (net of valuation allowance) and liabilities. The following table summarizes the presentation:

	September 30, 2023	September 30, 2022

Net Non-current Deferred Tax Liabilities	$(857)	$—

In accordance with ASC 740, Accounting for Income Taxes, the Company evaluates its deferred income taxes to determine if valuation allowances are required. Pursuant to U.S. income tax accounting standards, companies assess whether valuation allowances should be established against their deferred tax assets based on the consideration of all available evidence using a “more-likely-than-not” standard. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. The Company considers the scheduled reversal of deferred tax liabilities. To fully utilize the net operating loss (“NOL”) carryforward, the Company will need to generate sufficient future taxable income in each respective jurisdiction. Due primarily to the Company’s history of losses, it is more likely than not that all or a portion of its deferred tax assets as of September 30, 2023 will not be realized.

The Company recorded a valuation allowance to offset the DTA that is not considered realizable for the tax year ended September 30, 2023 and September 30, 2022.

	As of September 30,
	2023	2022

Valuation Allowance	$(54,608)	$(28,756)

As of September 30, 2023, the Company had approximately $270,400 of federal and $96,400 of state net operating loss carryforwards available to reduce future taxable income, of which federal net operating loss carryforwards of approximately $237,700 have an indefinite life. The federal net operating losses will begin to expire on September 30, 2025, while state net operating losses will begin to expire in the year ending September 30, 2036.

The Company's ability to utilize its federal and state net operating loss carryforwards and federal tax credit carryforwards to reduce future taxable income and future taxes, respectively, may be subject to restrictions attributable to equity transactions that may have resulted in a change in ownership as defined by Internal Revenue Code ("IRC") Section 382. The Company is in the process of completing a detailed study for the year ended September 30, 2023, but does not expect that the results of this study will have a material impact on its financial statements.

The Company recognizes the effect of income tax positions only if those positions are more likely than not to be sustained. Recognized income tax positions are measured at the largest amount that is greater than a 50% likelihood of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

The Company records interest and penalties related to unrecognized tax benefits in income tax expense, if any exist. The Company has no liability, interest or penalties for unrecognized tax benefits as of September 30, 2023. The Company does not anticipate the need to record a liability for unrecognized tax benefits within the coming year.

The Company files income tax returns in the U.S. federal and state jurisdictions. The 2019-2022 tax years generally remain subject to examination by the IRS and various state taxing authorities, although the Company is not currently under examination in any jurisdiction.

In August 2022, two pieces of U.S. tax legislation that have significant tax-related provisions were signed into law: (1) the Creating Helpful Incentives to Produce Semiconductors Act of 2022 (the “CHIPS Act”), which creates a new advanced manufacturing investment credit under new Internal Revenue Code Section 48D, and (2) the Inflation Reduction Act of 2022 (the “IRA”), which has a number of tax-related provisions, including: (a) a 15 percent book minimum tax on “adjusted financial statement income of applicable corporations,” (b) a plethora of clean energy tax incentives in the form of tax credits, and (c) a one percent excise tax on certain corporate stock buybacks. The Company will monitor additional guidance and impact that the CHIPS Act, the IRA and other potential legislation may have on its income taxes. For the period ended September 30, 2023, the Company does not believe the provisions from these legislative updates will have any material impact on the Company's income taxes.

12. STOCKHOLDERS’ EQUITY

Overview

The Company’s authorized capital stock consists of 300,000,000 shares of common stock and 10,000,000 shares of preferred stock, par value $0.001 per share. As of September 30, 2023, there were 160,184,921 shares of common stock issued and outstanding and 1,750,000 shares of preferred stock issued and outstanding. As of September 30, 2022, there were 55,661,337 shares of common stock issued and outstanding and 1,750,000 shares of preferred stock issued and outstanding.

Under the Certificate of Designation for the Series A Preferred Stock, holders of shares of Series A Preferred Stock are entitled to quarterly dividends on 2% of our earnings before interest, taxes and amortization. The dividends are payable in cash or common stock. The preferred stock dividend for the year ended September 30, 2023 was $0. The preferred stock dividend for fiscal year ended September 30, 2022 was $335, which the Company paid $314 and had a preferred stock dividend payable in the amount of $21, which was subsequently paid in fiscal year 2023. The holders of the Series A Preferred Stock will also have a liquidation preference on the stated value of $0.02 per share plus any accumulated but unpaid dividends. The holders are further entitled to have us redeem their Series A Preferred Stock for three shares of common stock in the event of a change of control and they are entitled to vote together with the holders of our common stock on all matters submitted to stockholders at a rate of forty-five (45) votes for each share held.

Amendment to Articles of Incorporation

In March 2023, the Company's stockholders approved an amendment to the Company's Articles of Incorporation to increase the number of shares of common stock authorized and outstanding from 100,000,000 to 300,000,000.

Common stock issuances for the year ended September 30, 2023

The Company issued 98,829,525 shares of common stock through its ATM offering facility, net of offering costs, resulting in net proceeds of $383,776.

The Company issued 4,483,669 shares of common stock in relation to the settlement of restricted stock awards and withheld 1,397,258 shares of common stock of $5,873 for net settlement.

The Company issued 1,590,175 shares of common stock valued at $4,802 as consideration in connection with business acquisitions.

The Company issued 1,100,890 shares of common stock valued at $2,840 in settlement of the contingent purchase price in connection with the Mawson Transaction.

Common stock returned during the year ended September 30, 2023

The Company had 83,417 shares of common stock returned in connection with the ATL acquisition due to nonsatisfaction of certain milestones.

Common stock issuances for the year ended September 30, 2022

The Company issued 1,002,586 shares of common stock in relation to the settlement of restricted stock awards and stock options and withheld 358,681 shares of common stock of $1,638 for net settlement.

The Company issued 105,423 shares of common stock in relation to the exercise of stock options with proceeds received of 817.

The Company issued 5,238 shares of common stock valued at $60 as compensation for Director services.

The Company issued 8,404 shares of common stock valued at $150 for settlement of contingent consideration related to business acquisition.

The Company issued 17,740,081 shares of common stock through its ATM offering facility, net of offering costs, for net proceeds of $125,048.

Common stock returned during the year ended September 30, 2022

The Company had 232,518 shares of common stock returned back to the Company as part of the settlement of contingent consideration and holdbacks related to business acquisition.

13. STOCK WARRANTS

The following is a summary of stock warrant activity during the years ended September 30, 2023 and 2022.

	Number of Warrant Shares	Weighted Average Exercise Price ($)
Balance, September 30, 2021	615,554	$30.72
Warrants granted	—	—
Warrants expired	(413,334)	39.38
Balance, September 30, 2022	202,220	$13.03
Warrants granted	—	—
Warrants expired	(16,660)	8.00
Balance, September 30, 2023	185,560	$13.49

As of September 30, 2023, there are warrants exercisable to purchase 185,560 shares of common stock in the Company and there are no warrants that are unvested. All outstanding warrants contain provisions allowing a cashless exercise at their respective exercise prices.

As of September 30, 2023, the outstanding warrants have a weighted average remaining term of 2.15 years and an intrinsic value of $2.

During the years ended September 30, 2023 and 2022, there were no exercise of warrants.

14. STOCK-BASED COMPENSATION

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

As of September 30, 2023, there were 715,896 shares available and authorized for issuance under the Plan.

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

The Company granted 24,482 and 89,445 non-qualified options pursuant to the Plan during the years ended September 30, 2023 and 2022.

The Company recognized $24,142 and $31,466 for the years ended September 30, 2023 and September 30, 2022, respectively, in stock-based compensation.

STOCK OPTIONS

The following is a summary of stock option activity during the year ended September 30, 2023 and 2022:

	Number of Option Shares	Weighted Average Exercise Price ($)
Balance, September 30, 2021	1,547,029	$18.35
Options granted	215,750	$14.47
Options expired	—	$-
Options canceled/forfeited	(238,418)	$15.40
Options exercised	(105,423)	$7.43
Balance, September 30, 2022	1,418,938	$19.11
Options granted	789,750	$5.72
Options expired	(44,600)	$6.05
Options canceled/forfeited	(193,630)	$10.77
Options exercised	—	$-
Balance, September 30, 2023	1,970,458	$14.86

As of September 30, 2023, there are options exercisable to purchase 1,065,882 shares of common stock in the Company and 904,576 unvested options outstanding that cannot be exercised until vesting conditions are met. As of September 30, 2023, the outstanding options have a weighted average remaining term of 5.47 years and an aggregate intrinsic value of $50.

Option activity for the year ended September 30, 2023

During the year ended September 30, 2023, no stock options were exercised.

For the year ended September 30, 2023, the Company also granted 789,750 options with a total fair value of $4,513 to purchase shares of common stock to employees.

The Black-Scholes model utilized the following inputs to value the options granted during year ended September 30, 2023:

Fair value assumptions Options:	September 30, 2023
Risk free interest rate	2.65% - 4.44%
Expected term (years)	5.06 - 5.85
Expected volatility	157.1% - 194.9%
Expected dividends	0%

As of September 30, 2023, the Company expects to recognize $6,923 of stock-based compensation for the non-vested outstanding options over a weighted-average period of 2.17 years.

Option activity for the year ended September 30, 2022

During the year ended September 30, 2022, a total of 105,423 shares of the Company’s common stock were issued in connection with the exercise of common stock options at exercise prices ranging from $4.65 to $15.10, for net proceeds of $817.

For the year ended September 30, 2022, the Company also granted to employees 215,750 options with a total fair value of $3,121 to purchase shares of common stock.

The Black-Scholes model utilized the following inputs to value the options granted during year ended September 30, 2022:

Fair value assumptions Options:	September 30, 2022
Risk free interest rate	1.04% - 3.65%
Expected term (years)	4.99 - 7.35
Expected volatility	187.2% - 533.0%
Expected dividends	0%

RESTRICTED STOCK UNITS

The Company grants restricted stock units ("RSU"s) that contain either a) service conditions, b) performance conditions, or c) market performance conditions. RSUs containing service conditions vest monthly or annually. RSUs containing performance conditions generally vest over 1 year, and the number of shares earned depends on the achievement of predetermined Company metrics. RSUs that contain market conditions will vest based on the terms of the agreement and generally are either 1 year or over the employee's term of employment.

The Company recognizes the expense equal to the total fair value of the common stock price on the grant date. The expense is recognized ratably over the service period.

The following table summarizes the performance-based restricted stock units at the maximum award amounts based upon the respective performance share agreements. Actual shares that will vest depend on the attainment of the performance-based criteria.

	Number of Shares	Weighted Average Fair Value Per Share	Aggregate Intrinsic Value
Outstanding at September 30, 2021	10,995	$27.73	$—
Granted	7,306,250	7.18
Vested	(1,757,938)	13.37
Forfeited	(110,759)	15.27
Outstanding at September 30, 2022	5,448,548	$4.93	$17,326
Granted	3,880,552	3.65
Vested	(3,813,617)	4.58
Cancelled	(40,000)	-
Forfeited	(4,048)	29.34
Outstanding at September 30, 2023	5,471,435	$4.18	$20,846

During the year ended September 30, 2023, the Company granted 3,880,552 RSUs, which consisted of 360,552 time-based RSUs, 60,000 performance-based RSUs (of which 40,000 market-based awards were exchanged and reflected in the table above as cancelled). Additionally, on September 29, 2023, the Compensation Committee granted 3,460,000 market-based restricted stock units to senior leadership of the Company. The market-based awards vest 33% each tranche based upon the Company's stock price reaching 200%, 300% and 400% of the stock price on the date of grant. Each tranche will vest upon the target stock price being met for at least 10 of 20 consecutive trading days and the awards are not dependent on a defined service period. The total fair value of the award is approximately $13,160 and is amortized over a weighted average period of less than 1 year.

During the year ended September 30, 2022, the Company granted 7,306,250 share of restricted stock awards. Certain of the awards were issued in the first quarter of fiscal year 2022, and comprised of 120,000 service condition based awards, 146,250 that were performance condition-based awards, and 910,000 that were market condition-based awards. The market condition based RSUs consist of 60,000 units that were perpetual in nature, and therefore, were given a derived service period of 5 years. The remaining 810,000 RSUs had a stated service period of 1 year.

In the fourth quarter of fiscal year 2022, on September 12, 2022, the Compensation Committee granted additional grants as follows:

(1) 2,565,000 service condition based RSUs which vest over a 3-year period beginning on the grant date;

(2) 2,565,000 performance based RSUs, of which, 2,381,781 vested in fiscal year 2023; and

(3) 760,000 restricted stock units, which vested in March 2023 when approved by our stockholders.

The Compensation Committee also modified previously issued awards from the first quarter of fiscal year 2022 as follows:

(1) granted immediate vesting of the 810,000 market based awards; and

(2) modified the market condition based 60,000 units that were perpetual in nature, and 10,000 unvested service condition RSUs, and were replaced with

(2a) 120,000 service condition-based RSUs that vest over a 3-year period, and

(2b) 120,000 performance-based RSUs, of which $111,429 vested in fiscal year 2023.

The fair value of the market based RSUs were determined using the Monte Carlo simulation and is in the following range: $11.03 - $17.89 per unit. The inputs of market-based RSUs for each of the fiscal years are as follows:

Fair value assumptions - Market-based RSUs granted:	September 30, 2023	September 30, 2022
Risk free interest rate	4.59%	0.14% - 1.26%
Expected term (years)	10.00	1.00 - 5.00
Expected volatility	129.70%	111.37% - 172.18%
Cost of equity	21.55%	20.00% - 21.00%

As of September 30, 2023, the Company had approximately $22,300 unrecognized compensation cost related to restricted stock unit awards that will be recognized over a weighted average period of 1.6 years.

The Company recognized stock-based compensation expenses related to restricted stock units, of $17,720 and $23,661 for fiscal years ended 2023 and 2022.

15. RELATED PARTY TRANSACTIONS

Zachary Bradford Chief Executive Officer, Director and Former Chief Financial Officer

During the year ended September 30, 2022, the Company paid Blue Chip Accounting, LLC (“Blue Chip”) $47 for accounting, tax, administrative services and reimbursement for office supplies. Blue Chip was 50% beneficially owned by Mr. Bradford. None of the services were associated with work performed by Mr. Bradford. The services consisted of preparing and filing tax returns, bookkeeping, accounting and administrative support assistance. During the year ended September 30, 2022, $5 was paid to Blue Chip for rent. The sublease and engagement for accounting services was terminated on December 31, 2021.

16. MAJOR CUSTOMERS AND VENDORS

The Company had one mining pool operator (Foundry Digital) in fiscal years ended September 30, 2023 and 2022.

The Company had the following significant suppliers of mining equipment, with the percentage based on purchase amounts.

	Year Ended
	September 30, 2023	September 30, 2022
Cryptech Solutions	25%	88%
Bitmain Technologies Ltd.	75%	12%

17. COMMITMENTS AND CONTINGENCIES

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

Contractual future payments

The following table sets forth certain information concerning our obligations to make contractual future payments towards our agreements as of September 30, 2023:

($ in thousands)	Fiscal Year 2024	Fiscal Year 2025	Fiscal Year 2026	Fiscal Year 2027	Fiscal Year 2028	Thereafter	Total
Recorded contractual obligations:
Operating lease obligations	$214	$201	$203	$106	$41	$—	$765
Finance lease obligations	134	9	—	—	—	—	143
Loans	8,766	8,463	821	94	74	15	18,233
Construction in progress	33,293	—	—	—	—	—	33,293
Total	$42,407	$8,673	$1,024	$200	$115	$15	$52,434

Contingent consideration

Mawson Property Acquisition

In connection with the Mawson Transaction (as discussed in Note 4), the Company and seller agreed to up to $2,000 of seller financing if the Company received, by April 8, 2023, written confirmation reasonably acceptable to it that it will be able to utilize at least 150 MW of additional power at the site. Such written confirmation was not received by April 8, 2023. See Note 4 for additional description of the resolution of this contingency. As of September 30, 2023, the Company has $0 recorded as contingent liability associated with the Mawson Transaction.

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

The Company filed a Motion to Dismiss in April 2022 which, after briefing, was denied in January 2023. On February 15, 2023, the Company filed its answer responding to Plaintiffs’ claims and asserting affirmative defenses. The case is moving forward in discovery.

The Company believes that the claims raised in the Amended Class Complaint are without merit. The Company intends to both defend itself vigorously against these claims and to vigorously prosecute any counterclaims.

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

In June 2023, the Company’s Board of Directors appointed a special litigation committee (the “SLC”), comprised of independent Directors and represented by independent counsel. The SLC was established to investigate, evaluate and prosecute as appropriate any and all claims asserted in the Consolidated Ciceri Derivative Action as well as the Consolidated Smith Derivative Actions (defined below). In October 2023, the SLC moved to intervene and stay the Consolidated Ciceri Derivative Action. The Ciceri Plaintiffs did not oppose that motion and, accordingly, on October 23, 2023, the Court granted it, staying the case until July 23, 2024, pending the completion of the SLC’s investigation. The Ciceri Defendants’ Motion to Dismiss was denied as moot, but may be re-filed if and when the stay is lifted.

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

The claims asserted in the operative Consolidated Smith Derivative Actions include breach of fiduciary duties, unjust enrichment and corporate waste. The damages sought include monetary damages, restitution, declaratory relief, litigation costs, and imposition of adequate corporate governance and internal controls. In September 2023, the Consolidated Smith Derivative Action filed a Motion to Dismiss the case based on the fact that the Plaintiffs lack standing, do not successfully rebut the business judgment rule, and fail to allege certain elements of the claims they assert.

In June 2023, the Company’s Board of Directors appointed the SLC, comprised of independent Directors and represented by independent counsel. The SLC was established to investigate, evaluate and prosecute as appropriate any and all claims asserted in the Consolidated Ciceri Derivative Action (defined above) as well as the Consolidated Smith Derivative Actions. In October 2023, the SLC moved to intervene and stay the Consolidated Smith Derivative Action, which the Plaintiffs opposed. On November 6, 2023, the Court held a hearing on the SLC’s motion during which it granted the SLC’s motion to intervene and stayed the Consolidated Smith Derivative Action for five months. The Court has not yet entered an order memorializing its decision.

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

Darfon America Corp. vs. CleanSpark, Inc.

On August 18, 2022, Darfon America Corp. ("Darfon") filed a breach of contract suit in connection with a purchase contract for batteries. Plaintiff contends that the Company ordered batteries and did not pay for them. Plaintiff was seeking $5,400 in damages and additional costs and fees. The Company contends, among other things, that the batteries did not meet the necessary specifications.

On January 27, 2023, the Superior Court of the State of California in the County of San Diego orally granted Plaintiff’s Motion for a pre-judgment Writ of Attachment. While no written order has been received as of the date of this filing, this Writ of Attachment will likely provide Plaintiff with right to seek a lien on any Company assets located in California. The Company had recorded a legal reserve of $1,100 in December 2022 in connection with this matter, which had represented the Plaintiff’s unmitigated damages less what the Company has already paid. In April 2023, the Company settled the suit with Darfon for a total amount of $3,800. The Company recorded the additional settlement expense of $2,700 in March 2023, which is included in professional fees on the consolidated statement of operations and comprehensive loss. The case was dismissed with prejudice effective July 27, 2023.

The Company is subject to various legal proceedings and claims that have arisen in the ordinary course of business and that have not been fully resolved. The outcome of litigation is inherently uncertain. In the opinion of management, there was not at least a reasonable possibility the Company may have incurred a material loss, or a material loss greater than a recorded accrual, concerning loss contingencies for asserted legal and other claims.

18. SUBSEQUENT EVENTS

We have evaluated events occurring between the end of the most recent fiscal year and the date the financial statements were issued through December 1, 2023. There were no material subsequent events except as disclosed below:

At-the-Market Equity Issuances

From October 1, 2023 through December 1, 2023, the Company issued 24,475,832 shares under its ATM offering facility resulting in net proceeds of $99,336.

Issuance of Shares under Restricted Stock Grants

In October 2023, the Company settled and issued 88,888 shares to members of its Board of Directors in connection with time-based RSUs that vested on September 30, 2023.

Purchase Agreement

On October 6, 2023, the Company executed an agreement to purchase 4.4 exahashes per second (EH/s) of the recently announced Antminer S21 bitcoin mining machines, which have an efficiency rating of 17.5 joules per terahash (J/TH). The delivery of the mining machines are set to begin in January 2024. The agreement allows for 20% of the purchase price to be paid to the seller 365 days after the date that machines are ready-to-ship. The purchase was made pursuant to the terms of a Future Sales and Purchase Agreement entered into by and between the Company and BITMAIN TECHNOLOGIES DELAWARE LIMITED on October 6, 2023. The Company plans to use the mining machines to expand its digital currency mining activities through its wholly-owned subsidiaries.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

In connection with the preparation of this Annual Report on Form 10-K, our management conducted an assessment of the effectiveness of our internal controls over financial reporting as of the end of the period covered by this report (under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”)). Based on that assessment, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were not effective due to a material weakness in internal control over financial reporting, as described below. Management’s assessment of the effectiveness of our disclosure controls and procedures is expressed at a level of reasonable assurance because management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our internal control over financial reporting is a process designed by, or under the supervision of, our CEO and CFO and effected by our Board, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our Board and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Under the supervision and participation of our management, including our CEO, we evaluated the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control - Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. As part of our assessment of the effectiveness of our internal control over financial reporting as of September 30, 2023, management identified the following material weakness: the Company did not adequately design and maintain effective general information technology controls over third-party information systems and applications that are relevant to the preparation of the Company’s financial statements:

•
Information and Technology Controls: Certain individual control deficiencies related to information technology (“IT”) general controls and report reviews aggregate into a material weakness, as follows:
o
Controls were not fully documented responding to all of the Complementary User Entity Controls forwarded through Software as a Service (SaaS) vendor audit reports in the design and implementation of suggested controls.
o
There were not always appropriate IT controls related to information produced by the entity (IPE), including spreadsheets, that are relevant to the preparation of our consolidated financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

This material weakness did not result in any identified material misstatements to the financial statements, and there were no changes to previously released financial results. Based on this material weakness, management concluded that at September 30, 2023, internal control over financial reporting was not effective.

Our independent registered public accounting firm, MaloneBailey, LLP, has issued an adverse audit report on the effectiveness of internal control over financial reporting as of September 30, 2023, which appears on page F-2.

Following identification of the material weakness and prior to filing this Annual Report on Form 10-K, we completed substantive procedures for the year ended September 30, 2023. Based on these procedures, management believes that our consolidated financial statements included in this Form 10-K have been prepared in accordance with U.S. GAAP. Our CEO and CFO has certified that, based on their knowledge, the financial statements, and other financial information included in this Form 10-K, fairly present in all material respects the financial condition, results of operations and cash flows of CleanSpark as of, and for, the periods presented in this Form 10-K. MaloneBailey, LLP has issued an unqualified opinion on our financial statements, which appears on page F-1.

REMEDIATION

Management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively. The remediation actions include the following:

•
establish more specific controls to respond to Complementary User Entity Controls forwarded through SaaS vendor audit reports in the design and implementation of suggested controls;
•
expand the management and governance over IT system controls;
•
establish more specific controls to gain additional comfort over the completeness and accuracy of IPE, including data used in spreadsheets used in the preparation of consolidated financial statements; and
•
implement enhanced process controls around internal user access management including provisioning, removal, and periodic review.

We believe that these actions will remediate the material weakness, once management has performed its assessment of our internal controls over financial reporting including the remedial measures described above. The weakness will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be fully completed prior to the end of fiscal year 2024.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Except for the material weakness identified during the quarter, as of September 30, 2023, and except for the remedial measures described above, there have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the fourth quarter of fiscal year 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 9B. Other Information

None of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended September 30, 2023.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Information required by Item 10 is incorporated by reference from the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report.

Item 11. Executive Compensation

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated by reference from the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report.

Item 14. Principal Accounting Fees and Services

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

Exhibit Number	Exhibit Description	Form	File No.	Exhibit Filing Date	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger by and between the Company and Pioneer Critical Power, Inc., dated January 22, 2019	8-K	000-53498	2.1	January 24, 2019
2.2 †	Agreement and Plan of Merger, dated as of December 9, 2020, by and among CleanSpark, Inc., ATL Data Centers LLC, CLSK Merger Sub, LLC and the Sellers	8-K	001-39187	2.1	December 10, 2020
2.3†	Agreement and Plan of Merger, dated as of February 23, 2021, by and among CleanSpark, Inc., CLSK SWS Merger Sub, Inc., Solar Watt Solutions, Inc., and the Sellers.	8-K	001-39187	10.1	February 24, 2021
3.1	Conformed Copy of First Amended and Restated Articles of Incorporation of CleanSpark, Inc., as amended through March 8, 2023	S-8	333-271178	4.1	April 6, 2023
3.2	First Amended and Restated Bylaws of CleanSpark, Inc., dated September 17, 2021	8-K	001-39187	3.2	September 17, 2021
4.1	Description of Registered Securities					X
10.1+	CleanSpark, Inc. 2017 Equity Incentive Plan	S-8	333-218831	10.12	June 19, 2017
10.2	Non-Competition and Non-Solicitation Agreement, dated January 22, 2019	8-K	000-53498	10.2	January 24, 2019
10.3	Indemnity Agreement, dated January 22, 2019	8-K	000-53498	10.3	January 24, 2019
10.4	Contract Manufacturing Agreement, dated January 22, 2019	8-K	000-53498	10.4	January 24, 2019
10.5†	Memorandum of Understanding, dated as of November 5, 2019	8-K	000-53498	10.1	November 12, 2019
10.6	Securities Purchase Agreement, dated as of November 6, 2019	8-K	000-53498	10.2	November 12, 2019
10.7	Promissory Note, dated as of May 7, 2020	8-K	001-39187	10.1	May 20, 2020
10.8+	First Amendment to CleanSpark, Inc. 2017 Equity Incentive Plan, dated as of October 7, 2020	DEF 14C	000-53498	Appendix B	July 28, 2020
10.9+	Employment Agreement, entered into by and between CleanSpark, Inc. and Zachary K. Bradford, dated October 26, 2020	8-K	001-39187	10.1	October 28, 2020
10.10+	Employment Agreement, entered into by and between CleanSpark, Inc. and S. Matthew Schultz, dated October 26, 2020	8-K	001-39187	10.5	October 28, 2020

10.11	Non-Fixed Price Sales and Purchase Agreement between CleanSpark, Inc. and Bitmain Technologies Limited, dated April 14, 2021	10-Q	001-39187	10.1	May 6, 2021
10.12	Form of Hardware Purchase & Sales Agreement	10-Q	001-39187	10.2	May 6, 2021
10.13	Form of Future Sales Agreement	10-Q	001-39187	10.3	May 6, 2021
10.14	Form of Agreement for Sale of Equipment	10-Q	001-39187	10.4	May 6, 2021
10.15+	Amendment to Employment Agreement by and between CleanSpark, Inc. and Zachary K. Bradford, dated April 16, 2021	10-Q	001-39187	10.5	May 6, 2021
10.16+	Amendment to Employment Agreement by and between CleanSpark, Inc. and S. Matthew Schultz, dated April 16, 2021	10-Q	001-39187	10.7	May 6, 2021
10.17	At the Market Offering Agreement, dated June 3, 2021, between CleanSpark, Inc. and H.C. Wainwright & Co., LLC	8-K	001-39187	10.1	June 3, 2021
10.18†	Coinmint Collection Mining Services Agreement, by and between CleanBlok, Inc. and Coinmint, LLC date July 8, 2021	10-Q	001-39187	10.11	August 16, 2021
10.19+	Second Amendment to CleanSpark, Inc. 2017 Incentive Plan, dated September 17, 2021	8-K	001-39187	10.1	September 17, 2021
10.20†	Electrical Services Agreement between CleanBlok, Inc. and Georgia Power Company, dated October 1, 2021	10-K	001-39187	10.40	December 14, 2021
10.21	Form of Future Sales and Purchase Agreement	10-K	001-39187	10.41	December 14, 2021
10.22	Lease Agreement, by and between CleanSpark, Inc. and ANC Corporate Center & Paseo Verde, LLC, dated August 26, 2021	10-K	001-39187	10.42	December 14, 2021
10.23	Employment Agreement with Chief Financial Officer dated December 15, 2021	10-Q	001-39187	10.3	February 9, 2022
10.24	Master Equipment Financing Agreement by and between CleanSpark, Inc. and Trinity Capital Inc. dated as of April 22, 2022	8-K	001-39187	10.1	April 26, 2022
10.25	Form of Equipment Financing Schedule by and between CleanSpark, Inc. and Trinity Capital Inc.	8-K	001-39187	10.2	April 26, 2022
10.26	Hosting Agreement by and between CleanSpark, Inc. and Lancium LLC, dated as of March 29, 2022	10-Q	001-39187	10.3	May 10, 2022
10.27	Purchase and Sale Agreement by and between CSRE Properties Washington, LLC, SPRE Commercial Group, Inc. F/K/A, WAHA, Inc. and WAHA Technologies, Inc., dated as of August 5, 2022	10-Q	001-39187	10.3	August 10, 2022
10.28	Equipment Purchase and Sale Agreement by and between CleanSpark DW, LLC and WAHA Technologies, Inc., dated as of August 5, 2022	10-Q	001-39187	10.4	August 10, 2022
10.29	First Amendment to Purchase and Sale Agreement by and between CSRE Properties Washington, LLC and SPRE Commercial Group, Inc. f/k/a WAHA, Inc., dated as of August 17, 2022	8-K	001-39187	10.1	August 23, 2022
10.30	Sales and Purchase Agreement entered into by and between the CleanSpark, Inc.	8-K	001-39187	10.1	September 7, 2022

	and Crypt Solutions, Inc. on September 1, 2022
10.31	Purchase and Sale Agreement, dated as of September 8, 2022, by and among CSRE Properties Sandersville, LLC, Luna Squares LLC, Mawson Infrastructure Group, Inc. and the Company	8-K	001-39187	10.1†	September 9, 2022
10.32	Equipment Purchase and Sale Agreement, dated as of September 8, 2022, by and among CleanSpark GLP, LLC, Cosmos Infrastructure, LLC and Mawson Infrastructure Group, Inc.	8-K	001-39187	10.2†	September 9, 2022
10.33+	Form of Restricted Stock Unit Award Agreement	8-K	001-39187	10.4	September 14, 2022
10.34+	Form of Performance-Based Stock Unit Award Agreement	8-K	001-39187	10.5	September 14, 2022
10.35+	Amendment to Employment Agreement, dated September 13, 2022, by and between CleanSpark, Inc. and Zachary K. Bradford.	8-K	001-39187	10.1	September 14, 2022
10.36+	Amendment to Employment Agreement, dated September 13, 2022, by and between CleanSpark, Inc. and S. Matthew Schultz.	8-K		10.2	September 14, 2022
10.37+	Amendment to Employment Agreement, dated September 13, 2022, by and between CleanSpark, Inc. and Gary Vecchiarelli.	8-K	001-39187	10.3	September 14, 2022
10.38	First Amendment to Purchase and Sale Agreement, dated as of October 3, 2022, by and among CSRE Properties Sandersville, LLC, Luna Squares LLC, Mawson Infrastructure Group, Inc. and the Company.	8-K	001-39187	10.3	October 11, 2022
10.39	Secured Promissory Note of CSRE Properties Sandersville, LLC dated October 5, 2022.	8-K	001-39187	10.4	October 11, 2022
10.40	Amendment No. 1 to the At the Market Offering Agreement, dated December 14, 2022, between CleanSpark, Inc. and H.C. Wainwright & Co., LLC	8-K	001-39187	10.1	December 14, 2022
10.41	Sales and Purchase Agreement entered into by and between CleanSpark, Inc. and Crypt Solutions, Inc. on February 15, 2023	8-K	001-39187	10.1	February 16, 2023
10.42+	Amendment to 2017 Incentive Plan, dated March 8, 2023	8-K	001-39187	10.1	March 9, 2023
10.43	Future Sales and Purchase Agreement entered into by and between CleanSpark, Inc. and Bitmain Technologies Delaware Limited on April 6, 2023	8-K	001-39187	10.1	April 11, 2023
10.44	Future Sales and Purchase Agreement entered into by and between CleanSpark, Inc. and Bitmain Technologies Delaware Limited on May 26, 2023	8-K	001-39187	10.1	June 1, 2023
10.45	Membership Interest Purchase Agreement, dated June 16, 2023, by and among Coinmaker Miners LLC, CleanSpark, Inc., Coinmaker Miners Limited and Makerstar Capital, Inc.	8-K	001-39187	10.1	June 21, 2023

10.46	Future Sales and Purchase Agreement entered into by and between CleanSpark, Inc. and BITMAIN TECHNOLOGIES DELAWARE LIMITED on October 6, 2023	8-K	001-39187	10.1	October 11, 2023
10.47+	Amendment, dated October 24, 2023, to Employment Agreement, by and between CleanSpark, Inc. and Zachary K. Bradford	8-K	001-39187	10.1	October 27, 2023
10.48+	Amendment, dated October 24, 2023, to Employment Agreement, by and between CleanSpark, Inc. and S. Matthew Schultz	8-K	001-39187	10.2	October 27, 2023
10.49+	Amendment, dated October 24, 2023, to Employment Agreement, by and between CleanSpark, Inc. and Gary Vecchiarelli	8-K	001-39187	10.3	October 27, 2023
21.1	List of Subsidiaries					X
23.1	Consent of Malone Bailey, LLP					X
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
97.1	CleanSpark, Inc. Executive Officer Incentive Compensation Recoupment (Clawback) Policy					X
101 INS*	Inline XBLR Instance Document
101 SCH*	Inline XBLR Taxonomy Extension Schema Document
101 CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101 LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101 PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101 DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101 attachments)

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
December 1, 2023

By:	/s/ Gary A. Vecchiarelli
Gary A. Vecchiarelli Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer
December 1, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Zachary Bradford
Zachary Bradford Chief Executive Officer, Principal Executive Officer and Director
December 1, 2023
By:	/s/ Gary A. Vecchiarelli
Gary A. Vecchiarelli Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer
December 1, 2023

By:	/s/ S. Matthew Schultz
S. Matthew Schultz Executive Chairman and Chairman of the Board
December 1, 2023

By:	/s/ Larry McNeill
Larry McNeill Director
December 1, 2023

By:	/s/ Roger Beynon
Roger Beynon Director
December 1, 2023

By:	/s/ Dr. Thomas Wood
Dr. Thomas Wood Director
December 1, 2023

By:	/s/ Amanda Cavaleri
Amanda Cavaleri Director
December 1, 2023

