Form 10-Q
period 2023-12-31
CLEANSPARK, INC.
filed 2024-02-08
CIK 827876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2023

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: 001-39187

CleanSpark, Inc.

(Exact name of Registrant as specified in its charter)

Nevada	87-0449945
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10624 S. Eastern Ave, Suite A -638 Henderson, Nevada 89052
(Address of principal executive offices)

(702) 989-7692
(Registrant’s telephone number, including area code)

_____________________________________________________________
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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 198,064,754 shares as of February 8, 2024.

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
•
our ability to remediate the material weakness identified in our internal control over financial reporting included in Company's Annual Report on Form 10-K for the year ended September 30, 2023;
•
our ability to resolve open comments from the SEC on our public filings and any changes to our disclosures as a result of the resolution of such matters;
•
risks relating to our potential establishment of an in-house function to trade bitcoin for our own account on the bitcoin we have mined, and hedge risk relating to our bitcoin holdings; and
•
other risks described in the Company's prior press releases and in its filings with the Securities and Exchange Commission (SEC), including under the headings "Risk Factors" in the Company's Annual

Report on Form 10-K for the year ended September 30, 2023, this Quarterly Report on Form 10-Q and any subsequent filings with the SEC.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

This Quarterly Report on Form 10-Q for the quarter ended December 31, 2023, should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended September 30, 2023, filed with the Securities and Exchange Commission (the “SEC”) on December 1, 2023.

The accompanying consolidated financial statements and footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended December 31, 2023 are not necessarily indicative of the results that can be expected for the full year.

CLEANSPARK, INC.

CONSOLIDATED BALANCE SHEETS

($ in thousands, except par value and share amounts)

	December 31, 2023	September 30, 2023
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents, including restricted cash	$48,458	$29,215
Accounts receivable, net	—	5
Inventory	732	809
Prepaid expense and other current assets	2,971	12,034
Bitcoin (See Note 2 and Note 5)	126,951	56,241
Derivative investment asset	1,454	2,697
Investment in debt security, AFS, at fair value	755	726
Current assets held for sale	384	445
Total current assets	$181,705	$102,172

Property and equipment, net	$637,481	$564,395
Operating lease right of use asset	647	688
Intangible assets, net	4,089	4,603
Deposits on miners and mining equipment	25,048	75,959
Other long-term asset	5,718	5,718
Goodwill	8,043	8,043
Total assets	$862,731	$761,578

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$33,415	$65,577
Current portion of operating lease liability	176	181
Current portion of finance lease liability	96	130
Current portion of long-term loans payable	7,421	6,992
Dividends payable	579	—
Current liabilities held for sale	706	1,175
Total current liabilities	$42,393	$74,055
Long-term liabilities
Operating lease liability, net of current portion	474	519
Finance lease liability, net of current portion	—	9
Loans payable, net of current portion	7,047	8,911
Deferred income taxes	2,256	857
Total liabilities	$52,170	$84,351

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEANSPARK, INC.

CONSOLIDATED BALANCE SHEETS (continued)

($ in thousands, except par value and share amounts)

	December 31, 2023	September 30, 2023
	(Unaudited)
Stockholders' equity
Common stock; $0.001 par value; 300,000,000 shares authorized; 185,554,611 and 160,184,921 shares issued and outstanding, respectively	186	160
Preferred stock; $0.001 par value; 10,000,000 shares authorized; Series A shares; 2,000,000 authorized; 1,750,000 and 1,750,000 issued and outstanding, respectively	2	2
Additional paid-in capital	1,113,248	1,009,482
Accumulated other comprehensive income	255	226
Accumulated deficit	(303,130)	(332,643)
Total stockholders' equity	810,561	677,227

Total liabilities and stockholders' equity	$862,731	$761,578

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEANSPARK, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited, in thousands, except per share and share amounts)

	For the three months ended
	December 31, 2023	December 31, 2022
Revenues, net
Bitcoin mining revenue, net	$73,786	$27,746
Other services revenue	—	73
Total revenues, net	$73,786	$27,819

Costs and expenses
Cost of revenues (exclusive of depreciation and amortization shown below)	28,896	20,416
Professional fees	1,572	2,831
Payroll expenses	15,321	9,802
General and administrative expenses	5,003	3,724
Loss on disposal of assets	677	—
Gain on fair value of bitcoin, net (see Note 2 and Note 5)	(36,041)	—
Other impairment expense (related to bitcoin)	—	83
Realized loss on sale of bitcoin	—	517
Depreciation and amortization	29,847	19,329
Total costs and expenses	$45,275	$56,702

Income (loss) from operations	28,511	(28,883)

Other income (expense)
Change in fair value of contingent consideration	—	485
Unrealized loss on derivative security	(1,243)	(1,271)
Interest income	586	70
Interest expense	(546)	(889)
Total other (expense) income	$(1,203)	$(1,605)

Income (loss) before income tax expense	27,308	(30,488)
Income tax expense	1,399	—
Income (loss) from continuing operations	$25,909	$(30,488)

Discontinued operations
Income from discontinued operations	$—	$1,457
Income tax expense	—	—
Income on discontinued operations	$—	$1,457

Net income (loss)	$25,909	$(29,031)

Preferred stock dividends	579	—

Net income (loss) attributable to common shareholders	$25,330	$(29,031)

Other comprehensive income	29	29

Total comprehensive income (loss) attributable to common shareholders	$25,359	$(29,002)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEANSPARK, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (Continued)

(Unaudited, in thousands, except per share and share amounts)

	For the three months ended
	December 31, 2023	December 31, 2022
Income (loss) from continuing operations per common share - basic	$0.14	$(0.46)

Weighted average common shares outstanding - basic	178,809,264	66,395,174

Income (loss) from continuing operations per common share - diluted	$0.14	$(0.46)

Weighted average common shares outstanding - diluted	180,783,535	66,395,174

Income (loss) on discontinued operations per common share - basic	$-	$0.02

Weighted average common shares outstanding - basic	178,809,264	66,395,174

Income (loss) on discontinued operations per common share - diluted	$-	$0.02

Weighted average common shares outstanding - diluted	180,783,535	67,400,334

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEANSPARK, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands, except share amounts)

For the three months ended December 31, 2023

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance, September 30, 2023	1,750,000	$2	160,184,921	$160	$1,009,482	$226	$(332,643)	$677,227
Cumulative effect of change in accounting principle (See Note 2)	—	—	—	—	—	—	4,183	4,183
Options and restricted stock units issued for services	—	—	1,441,152	2	9,951	—	—	9,953
Shares withheld for net settlement of restricted stock units related to tax withholdings	—	—	(553,390)	(1)	(5,532)	—	—	(5,533)
Exercise of options	—	—	6,096	—	36	—	—	36
Shares issued under equity offering, net of offering costs	—	—	24,475,832	25	99,311	—	—	99,336
Preferred stock dividends	—	—	—	—	—	—	(579)	(579)
Net income	—	—	—	—	—	—	25,909	25,909
Other comprehensive income	—	—	—	—	—	29	—	29
Balance, December 31, 2023	1,750,000	$2	185,554,611	$186	$1,113,248	$255	$(303,130)	$810,561

CLEANSPARK, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)
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

CLEANSPARK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited, in thousands)

	Three Months Ended
	December 31, 2023	December 31, 2022
Cash Flows from Operating Activities
Net Income (loss)	$25,909	$(29,031)
Less: Income from discontinued operations	—	(1,457)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Impairment of bitcoin	—	83
Gain on fair value of bitcoin, net (see Note 2)	(36,041)	—
Realized gain on sale of bitcoin	—	517
Bitcoin issued for services	265	134
Unrealized loss on derivative asset	1,243	1,271
Gain on fair value of contingent consideration	—	(485)
Non-cash lease expense	41	79
Stock based compensation	9,953	5,878
Depreciation and amortization	29,847	19,329
Provision for bad debts	53	70
Amortization of debt discount	27	1
Loss on disposal of assets	677	—
Changes in operating assets and liabilities
Mining of bitcoin	(73,786)	(27,746)
Proceeds from sale of bitcoin	—	34,067
Increase (Decrease) in operating lease liabilities	(50)	56
(Decrease) Increase in accounts payable and accrued liabilities	(8,255)	3,265
Decrease in prepaid expenses and other current assets	9,010	1,862
Decrease (Increase) in accounts receivables	5	(73)
Decrease (Increase) in inventory	77	(176)
Increase in deferred income taxes	1,399	—
Long-term deposits paid	—	(2,941)
Net cash (used in) provided by operating activities from Continuing Operations	$(39,626)	$4,703
Net cash provided by (used in) operating activities of Discontinued Operations	(408)	412
Net cash (used in) provided by operating activities	$(40,034)	$5,115

Cash Flows from Investing Activities
Payments on miners (including deposits)	$(48,858)	$(31,540)
Purchase of fixed assets	(27,503)	(4,953)
Proceeds from sale of bitcoin	43,035	—
Proceeds from sale of miners	508	—
Acquisition of Mawson	—	(22,518)
Net cash used in investing activities - Continuing Operations	$(32,818)	$(59,011)
Net cash provided by investing activities - Discontinued Operations	—	2,523
Net cash used in investing activities	$(32,818)	$(56,488)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEANSPARK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW (Continued)
(Unaudited, in thousands)

	Three Months Ended
	December 31, 2023	December 31, 2022
Cash Flows from Financing Activities
Payments on loans	$(1,701)	$(8,430)
Payments on finance leases	(43)	(93)
Refund of loan commitment fee	—	150
Payments of taxes on shares withheld for net settlement of restricted stock units	(5,533)	—
Proceeds from exercise of options and warrants	36	—
Proceeds from equity offerings, net	99,336	41,344
Net cash provided by financing activities - Continued Operations	$92,095	$32,971
Net cash provided by financing activities - Discontinued Operations	—	—
Net cash provided by financing activities	$92,095	$32,971

Net increase (decrease) in cash and cash equivalents	$19,243	$(18,402)

Cash and cash equivalents, beginning of period	$29,215	$20,463

Cash and cash equivalents, and restricted cash, end of period	$48,458	$2,061
Supplemental disclosure of cash flow information
Cash paid for interest	$519	$808
Non-cash investing and financing transactions
Change in Accounting Principle (see Note 2)	$4,183	$—
Fixed asset and miner purchases accrued not paid	$3,462	$—
Fixed assets purchased through finance transactions	$240	$164
Software purchased with bitcoin	$—	$229
Preferred shares dividends accrued	$579	$—
Unrealized gain on investment in available-for-sale debt security	$29	$29

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEANSPARK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, $ in thousands, except per share and per bitcoin and per terahash amounts)

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

2.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (the “SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Report on Form 10-K for the year ended September 30, 2023, filed with the SEC on December 1, 2023 (the “Form 10-K”). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented in this Quarterly Report on Form 10-Q have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted.

The accompanying unaudited consolidated financial statements include the accounts of CleanSpark, Inc., and the Company’s wholly owned subsidiaries, ATL Data Centers LLC (“ATL”), CleanBlok, CleanSpark DW, LLC, CleanSpark GLP, LLC, CSRE Properties Norcross, LLC, CSRE Property Management Company, LLC, CSRE Properties, LLC, CSRE Properties Washington, LLC, CSRE Properties Sandersville, LLC, CSRE Properties Dalton, LLC, and CleanSpark HQ, LLC. All intercompany transactions have been eliminated upon consolidation of these entities.

Recently issued accounting pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2023-08, Intangible - Goodwill and Other - Crypto Assets (Subtopic 350-60) (“ASC 350-60”). ASC 350-60 requires entities with certain crypto assets to subsequently measure such assets at fair value, with changes in fair value recorded in net income in each reporting period. Crypto assets that meet all the following criteria are within the scope of the ASC 350-60:

(1)
meet the definition of intangible assets as defined in the Codification
(2)
do not provide the asset holder with enforceable rights to or claims on underlying goods, services, or other assets
(3)
are created or reside on a distributed ledger based on blockchain or similar technology
(4)
are secured through cryptography
(5)
are fungible, and
(6)
are not created or issued by the reporting entity or its related parties. In addition, entities are required to provide additional disclosures about the holdings of certain crypto assets.

Bitcoin, which is the sole crypto asset mined by the Company, meets each of these criteria. For all entities, the ASC 350-60 amendments are effective for fiscal years beginning after December 15, 2024, including interim periods within those years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued (or made available for issuance). If an entity adopts the amendments in an interim period, it must adopt them as of the beginning of the fiscal year that includes that interim period. The Company has elected to early adopt the new guidance effective October 1, 2023 resulting in a $4,183 cumulative-effect change to adjust the Company's bitcoin held on October 1, 2023 with the corresponding entry to beginning accumulated deficit.

In November 2023, the FASB issued ASU 2023-07, Improvements to Disclosures About Reportable Segments, which requires enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The new guidance is effective for all public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2020-01 on its consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers, as if it had originated the contracts. Under the current business combinations guidance, such assets and liabilities are recognized by the acquirer at fair value on the acquisition date. The Company adopted the provisions of the accounting pronouncement as of October 1, 2023 and the new standard did not have an impact on the Company's consolidated financial statements in the first quarter ended December 31, 2023.

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

Liquidity

The Company has cash and cash equivalents of $48,458 and bitcoin (measured at fair value) of $126,951 as of December 31, 2023. As shown in the accompanying unaudited consolidated financial statements, the Company generated a net income from continuing operations of $25,909 during the three months ended December 31, 2023. The Company had cash outflows from operating activities from continuing operations, which were $39,626 during the three months ended December 31, 2023. The Company has cash outflows from investing activities from continuing operations due to its investments in capital expenditures in support of its bitcoin mining operations partially offset by proceeds of bitcoin sales. The Company has generated significant cash inflows from financing activities from continuing operations, primarily attributed to proceeds from equity offerings. The Company generates non-cash consideration in the form of bitcoin, that the Company will sell to generate cash to funds its operations. During the quarter ended December 31, 2023, the Company sold $43,035 of bitcoin at various times during the quarter and utilized the proceeds to pay expenditures. However, the Company utilized portions of its equity offerings to offset its cash used in operating and investing activities. The Company has sufficient cash and bitcoin, which should continue to support its ongoing operations for the next twelve months. The Company intends to continue generating cash from its access to equity financing through its At-the-Market offering facility (see Note 12).

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates include valuation of derivative assets, available-for-sale investments, and the valuations of share-based awards. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions including, but not limited to, the ultimate impact that the ongoing global supply chain issues may have on the Company’s operations.

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
4.
Allocate the transaction price to the performance obligations in the contract
5.
Recognize revenue when the Company satisfies a performance obligation

Step 1: The Company enters into a contract with a bitcoin mining pool operator (i.e., the customer) to provide computing power to the mining pools. The contracts are terminable at any time by either party and there are no penalties for contract termination by either party. The Company earns revenue based on the Full-Pay-Per-Share (“FPPS”) payout method, set forth by our customer. The calculation has specific components which include network block subsidies, network difficulty, network transaction fees, and pool operating fees. The network block subsidy consists of newly generated coins and comprises the largest share of the block reward. Network difficulty is the difficulty required to mine a block on the Bitcoin network, which is a component in the calculation for payout. Network transaction fees consist of fees paid by the users of the network for the execution of transactions that are included in the block. Pool operating fees are fees charged by the mining pool operator in order to operate the pool. Network block subsidies are based on the total amount of block subsidies that are expected to be generated on the bitcoin network as a whole during the 24-hour period beginning at midnight Universal Time Coordinated (UTC) daily, regardless of whether the mining pool operator successfully records a block to the blockchain. Network difficulty is based on the actual difficulty to mine a block on the Bitcoin network. Network transaction fees are based on the total amount of transaction fees and block rewards that are actually generated on the blockchain network as a whole during the 24-hour period. Pool operating fees are determined by a fee rate set forth in the customer’s terms of service as a percentage of the actual daily FPPS payout.

The mining pool that the Company contributes its hash computation computing power only provides services for bitcoin mining and the fees charged during the most recent quarter were 0.19% of the total daily bitcoin mined. Applying the criteria per ASC 606-10-25-1, the contract arises at the point that the Company provides computing power to the mining pool operator, which is beginning contract day at midnight UTC (contract inception), because customer consumption is in tandem with daily earnings of delivery of the computing power.

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

Step 3: The transaction consideration the Company earns is non-cash digital consideration in the form of bitcoin, which the Company measures at fair value as the closing bitcoin price on the date earned as determined by our principal market and such price is not materially different from using the price at the inception of each daily contract. According to the customer contract, daily earnings are calculated from midnight-to-midnight UTC time, and the sub-account balance is credited one hour later at 1:00 AM UTC time. The Company utilizes Greenwich Mean Time (GMT), which is also the midnight of UTC time, since this is consistent with our customer contract in calculating our daily earnings from midnight-to-midnight UTC time.

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

Revenues from data center services

As of September 30, 2023, data center services are no longer provided to external customers. The Company formerly provided data services, such as providing its customers with rack space, power and equipment, and cloud services, such as virtual services, virtual storage, and data backup services, generally based on monthly services provided at a defined price included in the contracts. The performance obligations were the services provided to a customer for the month based on the contract. The transaction price was the price agreed with the customer for the monthly services provided and the revenues are recognized monthly based on the services rendered for the month.

Cost of Revenues

Bitcoin mining segment (sole reportable segment)

The Company includes energy costs and external co-location mining hosting fees in cost of revenues.

Cash and cash equivalents, including restricted cash

Cash and cash equivalents include all cash balances and highly liquid investments with an original maturity of three months or less. Temporary cash investments are made with high credit quality financial institutions. At times, such investments in U.S. accounts may be in excess of Federal Deposit Insurance Corporation insurance limit.

The Company does have restricted cash of $1,716 as of December 31, 2023 held in a separate bank account in a certificate of deposit as collateral for utility bonds. The utility bonds are reported in prepaid expense and other current assets on the consolidated balance sheet.

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

Accounts receivable, net consists of the following:

($ in thousands)	December 31, 2023	September 30, 2023
Accounts Receivable, gross	$348	$353
Provision for doubtful allowances	(348)	(348)
Total Accounts Receivable, net	$—	$5

Inventory

Inventory balances mainly include supplies inventory used to maintain bitcoin mining facilities and are presented at net realizable value with cost being measured on an average cost method. The Company periodically reviews inventories for unusable and obsolete items. Based on this evaluation, provisions are made to write inventories down to their net realizable value. Inventory was $732 and $809 as of December 31, 2023 and September 30, 2023, respectively.

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

Concentration Risk

At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of Federal Deposit Insurance Corporation (“FDIC”) limits. The cash balance in excess of the FDIC limits was $36,484 and $28,965 as of December 31, 2023 and September 30, 2023, respectively. The accounts offered by the custodian of the Company’s bitcoin, which accounts totaled $126,951 and $56,241 as of December 31, 2023 and September 30, 2023, respectively, are not insured by the FDIC. The Company has not experienced any losses in such accounts.

The Company has certain customers and vendors who individually represented 10% or more of the Company’s revenue or capital expenditures. Please refer to Note 16 - Major Customers and Vendors.

Stock-based compensation

The Company follows the guidelines in FASB Codification Topic ASC 718-10 Compensation-Stock Compensation, which requires companies to measure the cost of employee and non-employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. Stock-based compensation expense for stock options is recognized on a straight-line basis over the requisite service period. The Company may issue compensatory shares for services including, but not limited to, executive, management, accounting, operations, corporate communication, financial and administrative consulting services. The Company determines the grant date fair value of the options using the Black-Scholes option-pricing model. For equity awards granted by the Company that are contingent upon market-based conditions, the Company fair values these awards using the Monte Carlo simulation model. For discussion of accounting for restricted stock units (“RSUs”), please refer Note 14 – Stock-Based Compensation.

Earnings (loss) per share

The Company reports earnings (loss) per share in accordance with FASB ASC 260-10 “Earnings Per Share,” which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. All common stock equivalents that consist of options, warrants and restricted stock units were excluded from the calculation of the diluted loss per share calculation for the three months ended December 31, 2022 as their effect is anti-dilutive. Provided below is the income (loss) per share calculation for the three months ended December 31, 2023 and 2022:

	For the Three Months Ended December 31,
($ in thousands, except share and per share)	2023	2022
Continuing Operations
Numerator
Income (loss) from continuing operations	$25,909	$(30,488)
Preferred stock dividends	579	—
Income (loss) from continuing operations attributable to common shareholders	$25,330	$(30,488)

Denominator
Weighted- average common shares outstanding, basic	178,809,264	66,395,174
Dilutive impact of stock options and other share-based awards	1,974,271	—
Dilutive impact of contingent shares issued for business acquisition	—	—
Weighted- average common shares outstanding, diluted	180,783,535	66,395,174
Income (loss) from continuing operations per common share attributable to common shareholders
Basic	$0.14	$(0.46)
Diluted	$0.14	$(0.46)

Discontinued Operations
Numerator
Income from discontinued operations	$—	$1,457
Denominator
Weighted- average common shares outstanding, basic	178,809,264	66,395,174
Dilutive impact of stock options and other share-based awards	1,974,271	1,005,160
Dilutive impact of contingent shares issued for business acquisition	—	—
Weighted- average common shares outstanding, diluted	180,783,535	67,400,334
Income on discontinued operations per common share attributable to common shareholders
Basic	$-	$0.02
Diluted	$-	$0.02

Property and equipment

Property and equipment are stated at cost less accumulated depreciation. Construction-in-progress is the construction or development of assets that have not yet been placed in service for their intended use. Depreciation for machinery and equipment, mining equipment, buildings, furniture and fixtures and leasehold improvements commences once they are ready for their intended use. Leasehold improvements are depreciated on a straight-line basis over the shorter of their estimated useful lives or the terms of the related leases. Land is not depreciated.

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

In accordance with the FASB ASC 360-10, Property, Plant and Equipment, the carrying value of property and equipment and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value. During the three months ended December 31, 2023 and 2022, the Company did not record an impairment expense on property and equipment.

Bitcoin

Bitcoin are included in current assets in the consolidated balance sheets due to the Company’s ability to sell bitcoin in a highly liquid marketplace and such bitcoin holdings are expected to be realized in cash or sold or consumed during the normal operating cycle of the Company.

As a result of adopting ASC 350-60 on October 1, 2023, bitcoin is measured at fair value as of each reporting period (see Recently Issued Accounting Pronouncements). The fair value of bitcoin is measured using the period-end closing bitcoin price from its principal market, Coinbase, in accordance with ASC 820, Fair Value Measurement. Since bitcoin is traded on a 24-hour period, the Company utilizes the price as of midnight UTC time, which aligns with the Company's revenue recognition cut-off. The increase and decrease in fair value from each reporting period is reflected on the consolidated statements of operation as "Gain on fair value of bitcoin, net". The Company sells bitcoin and such gains and losses from such transactions are measured as the difference between the cash proceeds and the carrying basis of bitcoin as determined on a First In-First Out ("FIFO") basis and are also recorded within the same line item "Gain on fair value of bitcoin, net".

Prior to issuance of the ASU 2023-08 and adoption of ASC 350-60, bitcoin were recorded at cost less impairment and were classified as indefinite-lived intangible assets in accordance with ASC 350, Intangibles — Goodwill and Other. Bitcoin was accounted for in connection with the Company’s revenue recognition policy detailed above. An intangible asset with an indefinite useful life was not amortized but was assessed for impairment annually, or more frequently, when events or changes in circumstances occurred indicating that it was more likely than not that the indefinite-lived asset was impaired. Impairment exists when the carrying amount exceeds its fair value. In testing for impairment for periods under prior accounting guidance, the Company had the option to first perform a qualitative assessment to determine whether it was more likely than not that an impairment exists. If it was determined that it was not more likely than not that an impairment exists, a quantitative impairment test was not necessary. If the Company concluded otherwise, it was required to perform a quantitative impairment test. The Company elected to perform the quantitative impairment test each period rather than first performing the qualitative assessment. Quantitative impairment was measured using the intraday low bitcoin price from Coinbase in accordance with ASC 820, Fair Value Measurement. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses was not permitted as per ASC 350, Intangibles – Goodwill and Other.

Bitcoin, which is non-cash consideration earned by the Company through its mining activities, are included as a reconciling item as a cash outflow within operating activities on the accompanying consolidated statements of cash flows. The cash proceeds from the sales of bitcoin are classified based on the holding period in which the bitcoin are held. ASC 350-60 provides guidance on classifying proceeds from bitcoin and concludes that bitcoin converted nearly immediately into cash would qualify as cash flows from operating activities. All other sales would qualify as investing activities. In prior fiscal periods, the Company did not hold its bitcoin for extended periods of time and such sales proceeds prior to the adoption of ASC 350-60, were reported as cash flows from operating activities. Upon adoption, the Company evaluates its sales of bitcoin and will record bitcoin sold nearly immediately as operating cash flows and the remainder will be recorded as investing activities. During the quarter ended December 31, 2023, all proceeds from bitcoin sales were classified as investing activities.

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

The following table presents the Company’s financial instruments that are measured and recorded at fair value on the Company’s balance sheets on a recurring basis, and their level within the fair value hierarchy as of December 31, 2023 and September 30, 2023:

December 31, 2023
($ in thousands)	Amount	Level 1	Level 2	Level 3
Bitcoin	$126,951	$126,951	$—	$—
Derivative investment asset	1,454	—	—	1,454
Investment in debt security	755	—	—	755
Total	$129,160	$126,951	$—	$2,209

September 30, 2023
($ in thousands)	Amount	Level 1	Level 2	Level 3
Derivative investment asset	$2,697	$—	$—	$2,697
Investment in debt security	726	—	—	726
Total	$3,423	$—	$—	$3,423

There were no transfers between Level 1, 2 or 3 during the three months ended December 31, 2023.

The activities of the financial instruments that are measured and recorded at fair value on the Company's balance sheets on a recurring basis during the three months ended December 31, 2023 are described in Note 6 - Investments.

Discontinued Operations

The Company deemed its energy operations to be discontinued operations due to its strategic decision to strictly focus on its bitcoin mining operations and divest of the majority of its energy assets.

Through its discontinued operations segment, the Company previously provided energy solutions through its wholly-owned subsidiaries CleanSpark, LLC, CleanSpark Critical Power Systems, Inc., GridFabric, LLC, and Solar Watt Solutions, Inc. These solutions consisted of engineering, design and software solutions, custom hardware solutions, Open Automated Demand response, solar, energy storage for microgrid and distributed energy systems. The Company has sold the majority of its assets related to the Energy Segment, which included software and intellectual property, and inventory. See Note 4 – Discontinued Operations.

3.
ACQUISITIONS

Acquisitions Relating to Continuing Operations

Coinmaker LLC Acquisition - Dalton, GA

On June 21, 2023, the Company completed the acquisition of two bitcoin mining facilities in Dalton, GA for $9,389. Each of the facilities are located on separate one-acre sites, each of which are under land leases. The combined facilities utilize 20 megawatts of power and operates a total of approximately 6,000 miners. The transaction was accounted for as an asset acquisition, whereby the total purchase price is allocated first to the fair value of the assets acquired and any excess purchase price is allocated to the acquired assets pro-rata. No goodwill is calculated in an asset acquisition.

The allocation of the purchase price of the assets acquired are summarized below:

($ in thousands)	Allocation at Acquisition Date
Land lease - right of use asset	$266
Operating lease liability	(266)
Building	1,328
Infrastructure	8,061
Total purchase price	$9,389

There have been no subsequent adjustments to the allocation of the purchase price after the preliminary allocation.

4.
DISCONTINUED OPERATIONS

The Company determined to make available for sale the asset groups related to the energy segment due to its strategic shift to strictly focus on its bitcoin mining operations. As a result, the energy segment's results of operations have been reclassified as discontinued operations on a retrospective basis for all periods presented. Accordingly, the assets and liabilities of this segment are separately reported as “assets and liabilities held for sale” as of December 31, 2023 and September 30, 2023 in the consolidated balance sheets. The Company has since sold the majority of its software and intellectual property assets related to the energy segment and is in the process of selling additional remaining inventory and assets. The results of operations of this segment, for all periods, are separately reported as “discontinued operations” in the consolidated statements of operations and comprehensive income (loss).

Provided below are the key areas of the financials that constitute the discontinued operations:

	December 31, 2023	September 30, 2023
	(Unaudited)
ASSETS
Current assets
Accounts receivable, net	$65	$126
Inventory	319	319
Total current assets held for sale	$384	$445

Total assets held for sale	$384	$445

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	$706	$978
Operating lease liability	—	197
Total current liabilities held for sale	706	1,175

	For the three months ended
	December 31, 2023	December 31, 2022
Energy hardware, software and services revenue	$—	$101

Costs and expenses
Cost of revenues (exclusive of depreciation and amortization shown below)	—	48
Payroll expenses	—	274
General and administrative expenses	—	31
Total costs and expenses	—	353

Loss from operations	$—	$(252)

Other income (expense)
Gain on disposal of assets	—	1,710
Interest expense	—	(1)
Total other income (expense)	—	1,709

Income before income tax (expense) benefit	—	1,457
Income tax benefit (expense)	—	—
Net income attributable to common shareholders	$—	$1,457

5.
BITCOIN

The following table presents the Company's bitcoin holdings as of December 31, 2023 and September 30, 2023:

	As of
Bitcoin holdings	December 31, 2023	September 30, 2023 (unaudited)
Number of bitcoin held	3,002	2,243
Carrying basis - per bitcoin	$34,311	$25,074
Fair value - per bitcoin	$42,290	$26,961
Carrying basis of bitcoin (in '000s)	$102,997	$56,241
Fair value of bitcoin (in '000s)	$126,951	$60,424

The carrying basis represents the valuation of bitcoin at the time the Company earns the bitcoin through mining activities.

The Carrying amount for 2,243 bitcoin held as of the adoption of ASC 350-60, was determined on the "cost less impairment" basis.

The Company's bitcoin holdings are not subject to rehypothecation and do not serve as collateral for any existing loans or agreements. As of December 31, 2023, the Company held no other crypto currency (except for a de minimis amount of USD Coin).

As of December 31, 2023, the Company held 97% of its bitcoin in cold storage and 3% in hot wallets and as of September 30, 2023 held 95% of its bitcoin in cold storage and 5% in hot wallets.

6.
INVESTMENTS

As of December 31, 2023 and September 30, 2023, the Company had total investments of $2,209 and $3,423, respectively, that are comprised of the following:

Investment in Debt Securities (Preferred Stock) and related Embedded Derivative Asset

On November 5, 2019, the Company entered into a Securities Purchase Agreement (the "SPA"), dated as of November 6, with International Land Alliance, Inc. ("ILAL").

Pursuant to the terms of the SPA with ILAL, the Company purchased 1,000 shares of Series B Preferred Stock of ILAL (the “ILAL Preferred Stock”) for an aggregate purchase price of $500, less certain expenses and fees. The Series B Preferred Stock accrue cumulative in-kind accruals at a rate of 12% per annum and were redeemable on August 6, 2020. The ILAL Preferred Stock can be converted into common stock at a variable rate (refer to the discussion on embedded derivative assets below). This variable conversion ratio will increase by 10% with the occurrence of certain events. Since the investments were not redeemed on August 6, 2020, they are now redeemable at the Company`s option in cash or into common stock, based on the conversion ratio. The ILAL Preferred Stock is recorded as an available-for-sale ("AFS") debt security and is reported at its estimated fair value as of December 31, 2023. Any change in the fair values of AFS debt securities are reported net of income tax as an element of Other Comprehensive Income.

The Company accrued no interest, net on our available-for-sale debt securities as of December 31, 2023 and September 30, 2023, respectively. The fair value of investment in Debt Securities is $755 and $726 as of December 31, 2023 and September 30, 2023, respectively. The Company has included gain on change in fair value of preferred stock amounting to $29 for the three months ended December 31, 2023, and $29 for the three months ended December 31, 2022, as part of Other Comprehensive Income in the Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company has deemed this variable conversion feature of the ILAL Preferred Stock as an embedded derivative instrument in accordance with ASC Topic No. 815. This topic requires the Company to account for the conversion feature on its balance sheet at fair value and account for changes in fair value as a derivative gain or loss. Unrealized gain or loss on fair valuation of this embedded feature is recognized as income or loss in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Total fair value of investment in derivative assets as of December 31, 2023 and September 30, 2023, respectively was $1,454 and $2,697. The Company fair values the debt security as a straight debt instrument based on liquidation value and accrued interest to date. The fair value of the derivative asset is based on the difference in the fair value of the debt security determined as a straight debt instrument and the fair value of the debt security if converted as of the reporting date. The Company recorded an unrealized loss on derivative assets for $1,243 for the three months ended December 31, 2023, compared to an unrealized loss on derivative assets for $1,271 for the three months ended December 31, 2022.

The following table sets forth a reconciliation of carrying value of all investments as of December 31, 2023:

($ in thousands)	ILAL Debt Securities	ILAL Derivative Asset
Balance as of September 30, 2023	$726	$2,697
Unrealized loss on derivative asset	—	(1,243)
Unrealized gain on fair value recognized in other comprehensive income	29	—
Balance as of December 31, 2023	$755	$1,454

7. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

($ in thousands)	December 31, 2023	September 30, 2023
Land	$4,144	$4,144
Land improvements	1,695	1,564
Building and improvements	57,705	52,198
Leasehold improvements	672	672
Miners	634,115	527,868
Mining equipment	18,753	18,706
Infrastructure	45,954	45,612
Machinery and equipment	2,190	1,907
Furniture and fixtures	766	386
Construction in progress	64,758	81,875
Total	$830,752	$734,932
Less: accumulated depreciation	(193,271)	(170,537)
Property and equipment, net	$637,481	$564,395

Depreciation expense for the three months ended December 31, 2023 and 2022 was $29,333 and $18,827, respectively. There were no disposals during either the three months ended December 31, 2023 or 2022. For the three months ended December 31, 2023, the Company disposed of $7,784 of miners with a net book value of $1,185 for $508 and recognized a $677 loss on disposal.

The Company placed-in service property and equipment of $120,721 during the three months ended December 31, 2023, which includes $240 in machinery and equipment acquired in the financing transactions. This increase in fixed assets primarily consisted of miners of $114,030.

On April 7, 2023, CleanSpark HQ, LLC (“HQLLC”), a single member limited liability company and subsidiary wholly owned by the Company, purchased certain real property located at 10424 South Eastern Ave., Suite 200, Henderson, Nevada (the "Eastern Property") for $4,100. The property consists of approximately 15,000 square feet of office space. The Company utilizes this office space as its new corporate headquarters. The real property is recorded in building and building improvements and was placed in service in the first quarter of fiscal 2024.

Construction in progress: The Company is expanding its facilities in the State of Georgia, including infrastructure, building, and land improvements to expand its mining operations.

As of December 31, 2023 and September 30, 2023, the Company has outstanding deposits for miners and mining equipment totaling $25,048 and $75,959, respectively. Such deposits are as long-term assets on the Consolidated Balance Sheets.

8. INTANGIBLE ASSETS

Intangible assets consist of the following as of December 31, 2023 and September 30, 2023:

	December 31, 2023			September 30, 2023
($ in thousands)	Intangible assets	Accumulated amortization	Net intangible assets	Intangible assets	Accumulated amortization	Net intangible assets
Software	$440	$(113)	$327	$440	$(90)	$350
Websites	15	(10)	5	15	(8)	7
Strategic Contract	9,800	(6,043)	3,757	9,800	(5,554)	4,246
Total	$10,255	$(6,166)	$4,089	$10,255	$(5,652)	$4,603

Amortization expense for the three months ended December 31, 2023 and 2022 was $514 and $502, respectively.

The Company expects to record amortization expense of intangible assets over the next 5 years and thereafter as follows:

Fiscal Year
($ in thousands)	December 31, 2023
2024	1,539
2025	2,050
2026	415
2027	78
2028	7
Total	$4,089

9.
LEASES

On October 1, 2019, the Company adopted the amendments to ASC 842-Leases, which requires lessees to recognize lease assets and liabilities arising from operating leases on the balance sheet.

The Company's lease costs recognized during the three months ended December 31, 2023 and 2022 in the unaudited Consolidated Statements of Operations and Comprehensive Loss consist of the following:

	For the three months ended
($ in thousands)	December 31, 2023	December 31, 2022
Operating lease cost (1)	$46	$113
Finance lease cost:
Depreciation expense of financed assets	$41	$80
Interest on lease obligations	$2	$6

(1) Included in general and administrative expenses

Other lease information is as follows:

	For the three months ended
($ in thousands)	December 31, 2023	December 31, 2022
Cash paid for amounts included in measurement of lease obligations:
Operating cash outflows from operating leases	$60	$34
Operating cash outflows from finance leases	$2	$6
Financing cash outflows from finance leases	$43	$93

	December 31, 2023	September 30, 2023
Weighted-average remaining lease term - operating leases	3.5 years	3.8 years
Weighted-average remaining lease term - finance leases	0.7 years	0.9 years
Weighted-average discount rate - operating leases	5.40%	5.40%
Weighted-average discount rate - finance leases	5.50%	5.50%

The following is a schedule of the Company's lease liabilities by contractual maturity as of December 31, 2023:

($ in thousands) Fiscal Year	Operating Leases	Finance Leases
2024	$154	$89
2025	201	9
2026	204	—
2027	106	—
2028	41	—
Gross lease liabilities	706	98
Less: imputed interest	(56)	(2)
Present value of lease liabilities	$650	$96
Less: Current portion of lease liabilities	(176)	(96)
Total lease liabilities, net of current portion	$474	$—

10. LOANS

As of December 31, 2023, the Company had a gross balance outstanding of $14,617, netted against discount on the loans payable of $150. Total principal payments on loans during the three months ended December 31, 2023 was $1,701.

The following is a schedule of the Company's and loan balance, net of debt discount and future loan payments, as of December 31, 2023:

			December 31, 2023	September 30, 2023
($ in thousands)	Maturity Date	Rate	Debt Balance, Net	Debt Balance, Net
Master Equipment Financing Arrangement	Apr-25	13.80%	$10,076	$11,603
Mortgage - Corporate Facility	Apr-25	10.00%	1,957	1,950
Marquee Funding Partners	Jul-26 - Feb-27	13.00%	1,616	1,725
Auto & Equipment Loans	Sep 24 - Dec -29	0.0-11.3%	819	625
Total Loans Outstanding			$14,468	$15,903
Less: current portion of long-term loans			(7,421)	(6,992)
Long-term loans, excluding current portion			$7,047	$8,911

($ in thousands)	5-Year Loan Maturities
Outstanding Loan	FY 2024	FY 2025	FY 2026	FY 2027	FY 2028	Thereafter	Total
Master Equipment Financing Arrangement	$4,962	$5,221	$—	$—	$—	$—	$10,183
Mortgage - Corporate Facility	—	2,000	—	—	—	—	2,000
Marquee Funding Partners	349	521	592	154			1,616
Auto & Equipment Loans	154	215	206	115	92	36	818
Total principal amount of loan payments by fiscal year	$5,465	$7,957	$798	$269	$92	$36	$14,617
Unamortized deferred financing costs and discounts							(150)
Total loan book value as of December 31, 2023							$14,467

Mortgage - Corporate Office

On May 10, 2023, HQLLC completed a refinancing transaction whereby it borrowed a net $1,937 against the equity of the real property purchased in April 2023 that is currently utilized as the Company's Corporate Office (see Note 7). The loan agreement has a two year term, 10% interest rate and monthly interest only payments until maturity.

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

Marquee Funding Partners

In connection with the WAHA Transaction, certain assets were encumbered with mortgages which the Company assumed. The mortgages assumed have a current unpaid principal balance of $1,616 and remaining payment terms ranging from 32-39 months and annual interest of 13%.

Auto Loans

The Company has entered into various financing arrangements to purchase vehicles and non-miner equipment with combined principal outstanding at December 31, 2023 of $819. The loans vary in terms from 12-72 months with annual interest rates ranging from 0.00% - 11.30%. The loans are secured with the purchased vehicles and equipment. During the three months ended December 31, 2023, the Company entered into six separate agreements for the purchase of machinery, autos and equipment with a combined principal of $240, with terms ranging from 12-72 months and interest rates ranging from 0%-11.3%.

11. INCOME TAXES

The Company calculates the tax provision for interim periods using an estimated annual effective tax rate applied to year-to-date ordinary income and adjusts for discrete items, if applicable, in the quarter. In each quarter, the estimate of the annual effective tax rate is updated and an adjustment is made in the year-to-date provision. The annual effective tax rate is subject to fluctuation due to factors including changing assumptions on forecasted annual pretax income, certain book and tax differences, valuation allowances against deferred tax assets, or changes in or interpretation of tax laws. We consider new evidence (both positive and negative) at each reporting date that could affect our view of the future realization of deferred tax assets. We evaluate information such as historical financial results, historical taxable income, projected future taxable income, expected timing of the reversals of existing temporary differences and available prudent and feasible tax planning strategies in our analysis.

The Company's income tax expense (including discrete items) was $1,399 and nil for the three months ended December 31, 2023 and 2022, respectively. The Company's estimated annual effective tax rate differs from the U.S. statutory rate of 21% primarily due to maintaining a valuation allowance on the deferred tax assets.

12. STOCKHOLDERS’ EQUITY

Overview

The Company’s authorized capital stock consists of 300,000,000 shares of common stock and 10,000,000 shares of preferred stock, par value $0.001 per share. In the 2023 Annual Meeting of Stockholders held in March 2023, the Company's stockholders approved an amendment to the Company's Articles of Incorporation to increase the number of shares of common stock authorized for issuance from 100,000,000 to 300,000,000. As of December 31, 2023, there were 185,554,611 shares of common stock issued and outstanding and 1,750,000 shares of preferred stock issued and outstanding. As of September 30, 2023, there were 160,184,921 shares of common stock issued and outstanding and 1,750,000 shares of preferred stock issued and outstanding.

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

On January 5, 2024, the Company entered into a new At The Market Offering Agreement (the “2024 ATM Agreement”) with the Agent, to create an at-the-market equity program under which the Company may, but has no obligation to, issue and sell up to the lesser number of shares of the Company’s common stock that does not exceed (a) $500,000 of shares of common stock, or (b) the number of authorized but unissued shares of common stock (less the number of shares of common stock issuable upon exercise, conversion or exchange of any outstanding securities of the Company or otherwise reserved from the Company’s authorized capital stock). In connection with the Company’s entry into the 2024 ATM Agreement, the 2021 ATM Agreement was terminated.

Common stock issuances during the three months ended December 31, 2023

The Company issued 24,475,832 shares of common stock under its 2021 ATM Agreement resulting in net proceeds of $99,336 during the three months ended December 31, 2023.

The Company issued 1,441,152 shares of common stock in relation to the settlement of restricted stock awards and withheld 553,390 shares of common stock of $5,533 for net settlement.

The Company issued 6,096 shares of common stock in connection with the exercise of stock options. Cash received from such issuance was $36.

Common stock issuances during the three months ended December 31, 2022

The Company issued 14,481,208 shares of common stock under its 2021 ATM Agreement resulting in net proceeds of $41,344 during the three months ended December 31, 2022.

The Company issued 11,210 shares of common stock in relation to the settlement of restricted stock awards.

The Company issued 1,590,175 shares of common stock valued at $4,803 as consideration in connection with business acquisitions.

13. STOCK WARRANTS

The following is a summary of stock warrant activity during the three months ended December 31, 2023.

	Number of Warrant Shares	Weighted Average Exercise Price ($)
Balance, September 30, 2023	185,560	$13.49
Warrants granted	—	—
Warrants expired	(3,000)	25.00
Warrants canceled	—	—
Warrants exercised	—	—
Balance, December 31, 2023	182,560	$13.30

As of December 31, 2023, there were warrants exercisable to purchase 182,560 shares of common stock in the Company and there were no warrants that were unvested. These warrants have a weighted average exercise price of $13.30. During the three months ended December 31, 2023, there were no exercise of warrants.

As of December 31, 2023, the outstanding warrants have a weighted average remaining term of 1.95 years and an intrinsic value of $283.

14. STOCK-BASED COMPENSATION

The Company sponsors a stock-based incentive compensation plan known as the 2017 Incentive Plan (the “Plan”), which was established by the Board of Directors of the Company on June 19, 2017. As of September 2022, an aggregate of 3,500,000 shares of common stock were authorized for issuance under the Plan.

In March 2023, the stockholders approved an amendment to the Plan, as amended to date, to (i) increase the number of shares authorized for issuance thereunder from 3,500,000 shares of common stock to 11,512,000 shares and (ii) add an evergreen provision to, on April 1st and October 1st of each year, automatically increase the maximum number of shares of common stock available under the Plan to fifteen percent (15% ) of the Company's outstanding shares of common stock, in each case as of the last day of the immediately preceding month. On April 1, 2023, the total shares authorized for issuance under the Plan increased to 14,542,583 and subsequently on October 1, 2023, there were 160,184,921 outstanding shares of common stock, and accordingly the total shares authorized for issuance under the Plan increased to 24,027,738.

As of December 31, 2023, after giving effect to the evergreen provision there were 10,025,740 shares available and authorized for issuance under the Plan.

STOCK OPTIONS

The following is a summary of stock option activity during the three months ended December 31, 2023:

	Number of Option Shares	Weighted Average Exercise Price ($)
Balance, September 30, 2023	1,970,458	$14.86
Options granted	65,000	$6.16
Options expired	(80,236)	$8.88
Options canceled/forfeited	(17,823)	$5.36
Options exercised	(6,096)	$5.91
Balance, December 31, 2023	1,931,303	$14.93

As of December 31, 2023, there were options exercisable to purchase 1,138,068 shares of common stock in the Company and 793,235 unvested options outstanding that cannot be exercised until vesting conditions are met. As of December 31, 2023, the outstanding options have a weighted average remaining term of 1.18 years and an intrinsic value of $4,600.

For the three months ended December 31, 2023, the Company also granted 65,000 options to purchase shares of common stock to employees with a total fair value of $388.

The Black-Scholes model utilized the following inputs to value the options granted during the three months ended December 31, 2023:

Fair value assumptions Options:	December 31, 2023
Risk free interest rate	3.94% - 4.82%
Expected term (years)	5.77
Expected volatility	176%
Expected dividends	0%

The Company recognized stock-based compensation expense relating to stock options of $1,812 and $1,657 for the three months ended December 31, 2023 and 2022. As of December 31, 2023, the Company expects to recognize $5,540 of stock-based compensation for the non-vested outstanding options over a weighted-average period of 1.79 years.

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

The Company recognizes the expense equal to the total fair value of the RSUs on the grant date. The time-based RSUs granted were valued equal the stock price on the grant date and the value of market-based RSUs are valued utilizing the monte-carlo valuation model. The expense is recognized ratably over the service period.

The following table summarizes the activity for all RSUs during the three months ended December 31, 2023:

	Number of Shares	Weighted Average Fair Value Per Share	Aggregate Intrinsic Value
Outstanding at September 30, 2023	5,471,435	$4.18	$20,846
Granted	209,972	3.81
Vested	(1,404,754)	3.94
Cancelled	-	-
Forfeited	(2,504)	4.15
Outstanding at December 31, 2023	4,274,149	$4.24	$47,144

On September 29, 2023, the Compensation Committee granted 3,460,000 market-based restricted stock units to senior leadership of the Company. A 33% tranche of the market-based awards vest based upon the Company's stock price reaching 200%, 300% and 400% of the stock price on the date of grant. Each tranche will vest upon the target stock price being met for at least 10 of 20 consecutive trading days and the awards are not dependent on a defined service period. The total fair value of the award is approximately $13,160 and is amortized over a weighted average period of less than 1 year. Any unvested market-based RSUs will expire on September 29, 2033.

On October 1, 2023, the Company granted 209,972 time-based RSUs to its board members as part of their annual compensation. These RSUs vest 25% each quarter-end and have a combined grant-date fair value of $800. The first vesting occurred on December 31, 2023 and the 52,492 shares were settled and issued in January 2024.

As of December 31, 2023, the Company had 1,967,480 outstanding unvested time-based restricted stock awards and 2,306,669 outstanding unvested market-based restricted stock awards. 50% of the time-based awards will vest on September 12, 2024 and 50% on September 12, 2025.

As of September 30, 2023, the Company had 196,435 performance based awards that were unvested. During the quarter ended December 31, 2023 193,931 performance based awards vested in October 2023 when the Company achieved its exahash target rate of 10.0 and 2,504 performance based awards were forfeited due to termination.

The Company recognized stock-based compensation expense relating to restricted stock units of $8,141 and $4,221 for the three months ended December 31, 2023 and 2022. As of December 31, 2023, the Company had $14,801 in unrecognized compensation costs related to all RSU awards that it expects to recognize over a weighted average period of 1.27 years.

15. COMMITMENTS AND CONTINGENCIES

Purchase of bitcoin mining related equipment

The Company has $37,044 in open purchase commitments for miners or mining equipment as of December 31, 2023. These commitments pertain to the purchase transaction with Bitmain Technologies Delaware Limited signed in October 2023 for the purchase 4.4 EH/s of Antminer S21 bitcoin mining machines for a purchase price up to $61,740 (after coupons). As of December 31, 2023, $24,696 of payments have been made and are recorded as deposits for mining equipment or miners.

Contractual future payments

The following table sets forth certain information concerning our obligations to make contractual future payments towards our agreements as of December 31, 2023:

($ in thousands)	Fiscal Year 2024	Fiscal Year 2025	Fiscal Year 2026	Fiscal Year 2027	Fiscal Year 2028	Thereafter	Total
Recorded contractual obligations:
Operating lease obligations	$154	$201	$204	$106	$41	$—	$706
Finance lease obligations	89	9	—	—	—	—	98
Loans	5,465	7,957	798	269	92	36	14,617
Construction in progress	8,350	—	—	—	—	—	8,350
Miners and mining equipment contracts	24,696	12,348	—	—	—	—	37,044
Total	$38,754	$20,515	$1,002	$375	$133	$36	$60,815

Legal contingencies

Bishins v. CleanSpark, Inc. et al.

On January 20, 2021, Scott Bishins (“Bishins”), individually, and on behalf of all others similarly situated (together, the “Class”), filed a class action complaint (the “Class Complaint”) in the United States District Court for the Southern District of New York against the Company, its Chief Executive Officer, Zachary Bradford (“Bradford”), and its Chief Financial Officer at the time, Lori Love (“Love”) (such action, the “Class Action”). Subsequent to the filing of the Class Action, Darshan Hasthantra, as lead Plaintiff (together with Bishins, the “Plaintiffs”) filed an amended complaint (the “Amended Class Complaint”), which named S. Matthew Schultz (“Schultz”) as a defendant (the Company, Bradford and Schultz, collectively, the “Defendants”) and no longer named Love as a defendant.

The Amended Class Complaint alleges that, between December 10, 2020 and August 16, 2021 (the “Class Period”), Defendants made material misstatements and omissions regarding the Company’s acquisition of ATL and its anticipated expansion of bitcoin mining operations and seeks: (a) certification of the Class, (b) an award of compensatory damages to the Class, and (c) an award of reasonable costs and expenses incurred by the Class in the litigation.

To date, no class has been certified in the Class Action, and the case is moving forward in discovery.

The Company believes that the claims raised in the Amended Class Complaint are without merit. The Company intends to defend itself vigorously against these claims. At this time, the Company is unable to estimate potential losses, if any, related to the Amended Class Complaint.

Shareholder Derivative Actions

Consolidated Ciceri Derivative Actions

On May 26, 2021, Andrea Ciceri (“Ciceri”), derivatively on behalf of CleanSpark, Inc., filed a verified shareholder derivative action (the “Ciceri Derivative Action”) in the United States District Court in the District of Nevada against certain of the Company’s officers and directors (collectively referred to as “Ciceri Derivative Defendants”) (Ciceri v. Bradford, Schultz, Love, Beynon, McNeill and Wood). On June 22, 2021, Mark Perna (“Perna”) (Ciceri, Perna, and Ciceri Derivative Defendants collectively referred to as the “Parties”) filed a verified shareholder derivative action (the “Perna Derivative Action”) in the same Court against the same Ciceri Derivative Defendants, making substantially similar allegations. On June 29, 2021, the Court consolidated the Ciceri Derivative Action with the Perna Derivative Action in accordance with a stipulation among the parties (the consolidated case referred to as the “Consolidated Ciceri Derivative Action”). The Consolidated Ciceri Derivative Action asserts claims of breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets and seeks declaratory relief, monetary damages, and imposition of adequate corporate governance and internal controls.

In June 2023, the Company’s Board of Directors appointed a special litigation committee (the “SLC”), comprised of independent Directors and represented by independent counsel to investigate, evaluate and prosecute as appropriate any and all claims asserted in the Consolidated Ciceri Derivative Action as well as the Consolidated Smith Derivative Actions (defined below). On October 23, 2023, the Court stayed the case until July 23, 2024, pending the completion of the SLC’s investigation.

The Company believes that the claims raised in that case are without merit. The Company intends to both defend itself vigorously against these claims and to vigorously prosecute any counterclaims. At this time, the Company is unable to estimate potential losses, if any, related to the Consolidated Ciceri Derivative Action.

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

The operative Consolidated Smith Derivative Actions assert claims of breach of fiduciary duties, unjust enrichment and corporate waste and seek monetary damages, restitution, declaratory relief, litigation costs, and imposition of adequate corporate governance and internal controls.

On November 6, 2023, the Court stayed the Consolidated Smith Derivative Action for five months pending the completion of the SLC’s investigation.

The Company believes that the claims raised in Consolidated Smith Derivative Actions are without merit. The Company intends to both defend itself vigorously against these claims and to vigorously prosecute any counterclaims. At this time, the Company is unable to estimate potential losses, if any, related to the Consolidated Smith Derivative Actions.

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

16. MAJOR CUSTOMERS AND VENDORS

The Company has one mining pool operator (Foundry Digital) that represented 100% of revenue for the periods ended three months ended December 31, 2023 and 2022.

For the three months ended December 31, 2023 and 2022, the Company had the following significant suppliers of mining equipment.

	Three Months Ended
	December 31, 2023	December 31, 2022
Cryptech Solutions	0%	87%
Bitmain Technologies Ltd.	100%	0%
Sunnyside Digital Inc.	0%	11%

17.
SUBSEQUENT EVENTS

We have evaluated events occurring between January 1, 2024 through February 8, 2024. There were no material subsequent events except as disclosed below:

At-the-Market Equity Issuances

From January 1, 2024 through February 8,2024, the Company issued 12,457,651 shares under its 2024 ATM offering facility resulting in net proceeds of approximately $122,000.

Miner Purchase Agreement

On January 6, 2024, the Company, entered into an agreement with Bitmain Technologies Delaware Limited to purchase up to 160,000 Bitmain S21 miners, which is equal to 32 exahashes per second. The delivery of the mining machines is expected to begin in April 2024. The agreement allows for the purchase of 60,000 miners for a net purchase price of $193,200 (after application of coupons) for a net cost of $16.10 per terahash. The agreement also includes an option for the Company to purchase up to an additional 100,000 S21 miners for $320,000, or $16.00 per terahash. The agreement requires the Company to pay $32,000 for the option, which expires on December 31, 2024, and is exercisable at the Company's discretion. The Company plans to use the mining machines to expand its digital currency mining activities through its wholly-owned subsidiaries.

Asset Acquisitions

Dalton, GA

On February 2, 2024, the Company entered into agreements to acquire land and assets ("Dalton Acquisition") in Dalton, GA for a combined purchase price of approximately $3,500 with an additional $3,400 of expected build-out costs.

Mississippi Locations

On February 5, 2024, the Company entered into an agreement to acquire assets in three separate locations within Mississippi, each of which include land, building and infrastructure for a combined purchase price of $19,800.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

($ presented in 000's, except for bitcoin price)

The following discussion and analysis of our financial condition and results of operations should be read together with the interim consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023 ("Form 10-K"). This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Part II, Item 1A “Risk Factors” or in other parts of this Quarterly Report on Form 10-Q, as well as those identified in the “Risk Factors” section of our Form 10-K. Our historical results are not necessarily indicative of the results that may be expected for any period in the future. See “Forward-Looking Statements.”

Company Overview

We are a bitcoin mining company. We have no intention to mine, purchase or hold any other cryptocurrency at this time or in the foreseeable future (although we held a de minimis amount of USD Coin ("USDC") as of December 31, 2023). We independently own and operate five data centers in Georgia for a total developed capacity of 230 MW. We are developing an additional 150 MW at our data center in Sandersville, GA. We have a partner in Massena, NY, that hosts 50 MW for us. We design our infrastructure to responsibly support Bitcoin, the world’s most important digital commodity and an essential tool for financial independence and inclusion. We strive to leave the planet better than we found it by investing in communities that source low-carbon energy, like wind, solar, nuclear, and hydro. We cultivate trust and transparency among our employees, the communities we operate in, and the people around the world who depend on Bitcoin.

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

Factors such as access to computer processing capacity, interconnectivity, electricity cost, environmental factors (such as cooling capacity) and location play important roles in mining. As of December 31, 2023, our operating mining units were capable of producing over 10.0 exahash per second (“EH/s”) of computing power. In bitcoin mining, “hashrate” is a measure of the computing and processing power and speed by which a mining computer mines and processes transactions on the bitcoin network. We expect to continue increasing our computing power through 2024 and beyond as we expand our infrastructure at our owned sites in the State of Georgia, seek strategic acquisition targets, and through strategic co-location agreements. As of the date of this filing, February 8, 2024, we are capable of producing 12.5 EH/s of computing power. A company’s computing power measured in hashrate is generally considered to be one of the most important metrics for evaluating bitcoin mining companies.

We own approximately 146,000 miners as of December 31, 2023, of which approximately 88,500 are in service and the remainder mainly pertains to new machines ready to install in the Sandersville, GA expansion. These miners range in age from 2-36 months and have an average age of approximately 11 months. We do not have scheduled downtime for our miners, however, we periodically perform unscheduled maintenance on our miners, but such downtime has not historically been significant. When performing unscheduled maintenance, we will typically replace the miner with a substitute miner to limit overall downtime. The miners owned as of December 31, 2023 have a range of energy efficiency (watts per terahash – “w/th”) of 17.5 to 38 w/th with an average energy efficiency of 26.4 w/th.

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

The value of bitcoin has historically been subject to wide swings. The following table provides a range of intraday low and intraday high bitcoin prices between October 1, 2022 through December 31, 2023.

Range of intraday bitcoin prices
Quarterly Reporting Periods Ended	Minimum Price	Maximum Price
December 31, 2022	$15,460	$21,479
March 31, 2023	$16,490	$29,190
June 30, 2023	$24,750	$31,444
September 30, 2023	$24,900	$31,862
December 31, 2023	$26,521	$45,000

As of December 31, 2023, we held 3,002 bitcoins. The fair value of our bitcoins as of December 31, 2023 was $126,951 on our Consolidated Balance Sheet. Effective October 1, 2023, we adopted ASC 350-60 which required bitcoin to be measured at fair value. See Note 2 - Summary of Significant Accounting Policies for more details on impact of implementation to the financial statements. As a result, the carrying value of each bitcoin we held at the end of December 31, 2023 and each subsequent reporting period reflects the price of one bitcoin quoted on the active exchange at the end of the reporting period. Therefore, negative swings in the market price of bitcoin could have a material impact on our earnings and on the carrying value of our bitcoin.

As of December 31, 2023, we held $0.05 in USDC, which is a digital currency that is fully backed by U.S. dollar assets, with the value of one USDC coin pegged 1:1 to the value of one U.S. dollar.

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

Results of continuing operations for the three months ended December 31, 2023 and 2022

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

The energy efficiency of a mining fleet helps drive profitability, because the most significant direct expense for bitcoin mining is power. We measure efficiency by the watts of energy required to produce each terahash of processing power (“w/th”). We believe we operate a highly efficient fleet of miners. The table below describes our fleet as of December 31, 2023 and 2022 and describes our miner efficiency and computing power as compared to the global computing power.

	As of the fiscal periods ended
Combined facilities	December 31, 2023	December 31, 2022
Period ended Global hashrate (in terms of EH/s) (1)	558.4	274.2
Period ended miner efficiency (w/th) (2)	26.4	31.7
Period ended CleanSpark hashrate (in terms of EH/s)	10.0	6.2
Period ended CleanSpark percentage of total global hashrate	1.80%	2.26%

(1) Total global hashrate obtained from YCHARTS (https://ycharts.com/indicators/bitcoin_network_hash_rate).
(2) Watts of energy required to produce each terahash of processing power.

As of December 31, 2023, our operating hashrate was approximately 1.80% of the total global hashrate, and we received approximately the same percentage of the global blockchain rewards, which as of that date, equaled approximately 15-17 bitcoin per day, excluding the bitcoin earned from network transaction fees. Ultimately, in order to mine profitably, we work to ensure that these mining rewards cover our direct operating costs.

The table below describes the average cost of mining each bitcoin for the three months ended December 31, 2023 and 2022 and the total energy usage and cost per each kilowatt hour ("KWH") utilized within both our four owned facilities and our hosted facility.

	For the Three Months Ended
Cost of Revenues - Analysis of costs to mine one bitcoin (per bitcoin amounts are actual)	December 31, 2023	December 31, 2022
Cost of Mining - Owned Facilities
Cost of energy per bitcoin mined	$12,783	$12,995
Other direct costs of mining - non energy utilities per bitcoin mined	25	52
Cost to mine one bitcoin - Owned facilities	$12,808	$13,047

Cost of Mining - Hosted Facilities
Hosting fees expense per one bitcoin	$22,621	$13,565

Weighted average cost of mining one bitcoin (1)(3)	$14,308	$13,221

Average revenue of each bitcoin mined (2)	$36,535	$18,129
Cost of mining one bitcoin as % of average bitcoin mining revenue	39.2%	72.9%

Statistics
Owned Facilities
Total bitcoin mined at owned facilities	1,710.9	1,017.8
Bitcoin mining revenue - Owned facilities- ($ in thousands)	$62,400	$18,428
Total miners in service in owned facilities - as of the periods ended	72,234	47,087
Total KWHs utilized	495,197,028	222,963,788
Total energy expense - ($ in thousands)	$21,871	$13,226
Cost per KWH	$0.044	$0.059
Energy expense as percentage of bitcoin mining revenue, net	35.0%	71.8%
Other direct costs of mining - non energy utilities - ($ in thousands)	$42	$53

Hosted Facilities
Total bitcoin mined at hosted facilities	308.7	512.7
Bitcoin mining revenue - Hosted facilities- ($ in thousands)	$11,386	$9,319
Total miners in service in hosted facilities - as of the periods ended	16,325	16,613
Total KWHs utilized	104,598,890	108,297,639
Total hosting fee expense - ($ in thousands)	$6,983	$6,955
Hosting fee per KWH	$0.067	$0.064
Hosting fee expense as percentage of bitcoin mining revenue, net	61.3%	74.6%

(1) Weighted average cost of mining one bitcoin is calculated by dividing the sum of total energy expense and other direct costs of mining non-energy utilities (owned facilities) and total hosting fee expense (hosted facilities) by the total bitcoin mined during the respective periods.

(2) Average revenue of each bitcoin mined is calculated by dividing the sum of bitcoin mining revenue for both owned and hosted facilities by the total number of bitcoin mined during the respective periods. We have determined that Coinbase is the principal market for valuing bitcoin transactions and uses the daily closing prices as the source of recording revenue. See the table "Range of intraday bitcoin prices" for information on the range of intraday bitcoin prices for quarterly periods since October 1, 2022.

(3) The weighted average cost of mining one bitcoin excludes equipment related expenses, such as miner repair expenses and miner depreciation expense.

Power prices are the most significant cost driver for our wholly owned locations, and energy costs represented 35.0% and 71.8% as expressed as a percentage of bitcoin mining revenues during the three months ended December 31, 2023 and 2022, respectively. For our co-locations, hosting fees (which comprise direct operating costs of the third-party operator with energy as the largest cost) and profit sharing were a combined 61.3% and 74.6% as a percentage of bitcoin mining revenues during the three months ended December 31, 2023 and 2022, respectively.

Energy prices can be highly volatile and global events (including the war in Ukraine and the resulting natural gas shortage) caused power prices to increase nationwide in 2022. All of our wholly owned and operated sites in the State of Georgia and our hosted miners in New York State are currently subject to variable prices and market rate fluctuations with respect to wholesale power costs. Such prices are governed by power purchase agreements which vary by location and said prices can change hour to hour. While this renders energy prices less predictable, it also gives us greater ability and flexibility to actively manage the energy we consume with an eye towards increasing profitability and energy efficiency. Energy prices are also highly sensitive to weather events, such as winter storms and polar vortices, which increase the demand for power regionally. When such events occur, we may curtail our operations to avoid using power at increased rates. The average power prices we paid in our owned facilities for the three months ended December 31, 2023 and 2022 was $0.044 and $0.059 per kilowatt hour, respectively. At our hosting facilities, the hosting fee as compared to KWHs utilized in the hosted facilities was $0.067 and $0.064 per kilowatt hour for such periods, respectively.

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

In the three months ended December 31, 2022, energy prices spiked nationwide due to weather events and, as a result, we curtailed a total of 15% of our fleet, with December being the month with the greatest curtailment. Our active curtailment strategy allowed us to avoid excessive cost during these events, but it also resulted in decreased production. The Company did not have significant curtailment during the three months ended December 31, 2023

Results of continuing operations for the three months ended December 31, 2023 and 2022

($ presented in 000's, except for average bitcoin price)

Bitcoin mining revenue

We earned $73,786 in bitcoin mining revenue during the three months ended December 31, 2023, which was an increase of $46,040, or 166%, as compared with $27,746 for the three months ended December 31, 2022. Bitcoin mining revenues, are recorded net of bitcoin mining fees charged by our sole mining pool operator that equaled approximately 0.19% of gross bitcoin mining revenues for the three months ended December 31, 2023, are determined by two main drivers: quantity of bitcoin mined and the price of bitcoin on the date the bitcoin is mined. During the three months ended December 31, 2023, we mined 2,020 bitcoin with an average bitcoin price of $36,535 as compared to 1,530 bitcoin with an average bitcoin price of $18,129 during the three months ended December 31, 2022. The increase in bitcoin mining revenue for the three months ended December 31, 2023 was attributable the increase in the bitcoin mined during the period and the increase in the average bitcoin price as compared to the three months ended December 31, 2022. The increase in the quantity of bitcoin mined was primarily driven by the increased number of miners in operation, which increased to approximately 88,500 and compared to 63,700, an increase of 24,800 between December 31, 2022 and December 31, 2023. The increase in miners in operation increases our hashrate, which is our total computational power, and which when understood in the context of global hashrate, determines how much bitcoin we are able to mine.

Other services revenues

Other services revenues pertain to our former data center operations for which we earned $73 for the three months ended December 31, 2022. In fiscal year 2023 we ceased data center operations.

Cost of revenues (exclusive of depreciation and amortization expense)

Our cost of revenues were $28,896 for the three months ended December 31, 2023, an increase of $8,480, or 42%, as compared with $20,416 for the three months ended December 31, 2022. These costs were primarily related to energy costs to operate the mining equipment within our owned facilities, which was $21,871 for the three months ended December 31, 2023, an increase of $8,604 or 65% as compared to $13,267 for the three months ended December 31, 2022. The increase in energy costs is due to the increases in the volume of mining equipment operating in our owned locations. We continually evaluate energy and bitcoin prices and periodically will curtail our mining operations when it is advantageous to do so.

We also incurred hosting fees of $5,574 and profit sharing fees of $1,409 for the three months ended December 31, 2023, a decrease of $655, or 11%, and increase of $683, or 94%, as compared to $6,229 and $726, respectively, for the three months ended December 31, 2022. The hosting fees and profit sharing fees are primarily the result of our co-location agreement with Coinmint. The hosting fees remained consistent for both period since the decrease in KWHs utilized was offset by the increase in the rate charged per KWH.

Professional fees

Professional fees, which consists primarily of legal, accounting and consulting fees, were $1,572 for the three months ended December 31, 2023, a decrease of $1,259, or 44%, from $2,831 for the three months ended December 31, 2022. Legal expenses were $158 for the three months ended December 31, 2023, as compared to $1,955 for the three months ended December 31, 2022. This decrease was primarily attributable to no legal settlements during the three months ended December 31, 2023, as compared to $1,010 of legal settlements during the three months ended December 31, 2022. Other professional fees, namely accounting and consulting, were $1,414 for the three months ended December 31, 2023, as compared to $876 for the three months ended December 31, 2022, representing a increase of $538.

Payroll expenses

Payroll expenses were $15,321 for the three months ended December 31, 2023, an increase of $5,519, or 56%, from $9,802 for the three months ended December 31, 2022. Our payroll expenses include all compensation related expenses for our employees and mainly include salaries, wages, payroll-related taxes and benefits and non-cash stock-based compensation. Payroll expenses, excluding non-cash stock-based compensation, were $5,368 for the three months ended December 31, 2023, representing an increase of 37% from $3,924 for the three months ended December 31, 2022 mainly attributed to an increase in employee headcount.

We grant stock-based awards to certain employees as a significant portion of our payroll-related costs. Stock-based compensation, which is a non-cash expense, was $9,953 for the three months ended December 31, 2023, an increase of $4,075, or 69%, from $5,878 for the three months ended December 31, 2022. The increase in stock based compensation was mainly attributed to the vesting of a certain market-based restricted stock awards in December 2023.

General and administrative expenses

General and administrative expenses increased to $5,003 for the three months ended December 31, 2023 from $3,724 for the three months ended December 31, 2022, representing an increase of $1,279. This increase was primarily attributable to increases in corporate overhead, including, but not limited to, taxes, licenses, and insurance premiums.

Gain on fair value of bitcoin, net

Gain on fair value of bitcoin, net for the three months ended December 31, 2023 is $36,041. As discussed in Notes 2 and Note 5 above, the Company adopted the amendments per ASC 350-60 in the current period, accordingly, we measured crypto assets within the scope of ASC Topic 350-60 - Intangibles - Goodwill and Other - Crypto Assets at fair value in accordance with ASC Topic 820 - Fair Value Measurement and included the gains and losses from remeasurement in net income. The gain pertains to the change in bitcoin's fair value from adoption date, October 1, 2023, to December 31, 2023.

Prior to adoption of ASC 350-60 - Crypto Assets, bitcoin was classified as indefinite-lived intangible assets and were measured at cost less impairment. Additionally, in the previous guidance, subsequent increases in bitcoin prices are not allowed to be recorded (unrealized gains) unless the bitcoin is sold, at which point the gain is recognized. Accordingly, gains (losses) recognized on fair value of bitcoin in fiscal year 2024 are not comparable to fiscal year 2023.

Other impairment expense (related to bitcoin)

Impairment expense in the amount of $83 was recognized for the three months ended December 31, 2022. There is no impairment expense related to bitcoin for the three months ended December 31, 2023 due to the adoption of ASC 350-60 (as described in Note 2 and Note 5) which resulted in measuring bitcoin at fair value and recognizing gains or losses from remeasurement of the assets rather than at cost less impairment. The prior year impairment expense consists of bitcoin impairments due to the general decrease in bitcoin prices during the year. Decreases in bitcoin prices for periods subsequent to the mining date were recorded as impairment expense. Under ASC Topic 350 - Goodwill and Other (prior guidance), subsequent increases in bitcoin prices are not allowed to be recorded (unrealized gains) unless the bitcoin is sold, at which point the gain is recognized.

Realized loss on sale of bitcoin

Realized loss on sale of bitcoin was $517 for the three months ended December 31, 2022. As described under the heading "Gain on fair value of bitcoin, net", gains (losses) recognized on bitcoin transactions in fiscal year 2024 are not comparable to fiscal year 2023.

Depreciation and amortization

Depreciation and amortization expense increased to $29,847 for the three months ended December 31, 2023, from $19,329 for the three months ended December 31, 2022, an increase of $10,518. Depreciation expense increased by $10,506, or 56%, during the three months ended December 31, 2023, from $18,827 to $29,333, due to an increase in miners and mining-related equipment being placed in service during the comparative period. Amortization expense for the three months ended December 31, 2023 was $514, an increase of $12, or 2%, from $502 for the three months ended December 31, 2022.

Other Income (Expenses)

Other expense was $1,203 for the three months ended December 31, 2023, compared with other expense of $1,605 for the three months ended December 31, 2022, which is a change of $402. Other expense for the three months ended December 31, 2023 consisted primarily of an unrealized loss on derivative security of $1,243 as compared to loss for the same prior year period of $1,271. This change between the periods is the result of a change in fair value of the underlying instrument.

Interest expense in the three months ended December 31, 2023 decreased by $343 to $546 from $889 for the three months ended December 31, 2022 due to lower average debt balances during three months ended December 31, 2023 as compared to the three months ended December 31, 2022.

Interest income in the three months ended December 31, 2023 increased from the prior year balance was due to an increase in short-term overnight investments.

Net income (loss) from Continuing Operations

Net income from continuing operations for the three months ended December 31, 2023 was $25,909 as compared to net loss from continuing operations of $30,488 for the three months ended December 31, 2022, for the reasons discussed above.

Net income (loss)

Net income for the three months ended December 31, 2023 was $25,909, a fluctuation of $54,940 compared to net loss of $29,031 for the three months ended December 31, 2022, for the reasons stated above.

Non-GAAP Measure

We present adjusted EBITDA, which is not a measurement of financial performance under generally accepted accounting principles in the United States ("GAAP"). Our non-GAAP "Adjusted EBITDA" excludes (i) impacts of interest, taxes, and depreciation; (ii) our share-based compensation expense, unrealized gains/losses on securities, and, changes in the fair value of contingent consideration with respect to previously completed acquisitions, all of which are non-cash items that we believe are not reflective of our general business performance, and for which the accounting requires management judgment, and the resulting expenses could vary significantly in comparison to other companies; (iii) non-cash impairment losses related to long-lived assets (including goodwill); (iv) legal fees related to litigation and various transactions, which fees management does not believe are reflective of our ongoing operating activities; (v) gains and losses on disposal of assets, the majority of which are related to obsolete or unrepairable machines that are no longer deployed; and (vi) gains and losses related to discontinued operations that would not be applicable to our future business activities.

Management believes that providing this non-GAAP financial measure that excludes these items allows for meaningful comparisons between the Company's core business operating results and those of other companies, and provides the Company and its management with an important tool for financial and operational decision making and for evaluating its own core business operating results over different periods of time. In addition to management's internal use of non-GAAP adjusted EBITDA, management believes that adjusted EBITDA is also useful to investors and analysts in comparing our performance across reporting periods on a consistent basis. Management believes the foregoing to be the case even though some of the excluded items involve cash outlays and some of them recur on a regular basis (although management does not believe any of such items are normal operating expenses necessary to generate our bitcoin related revenues). For example, we expect that share-based compensation expense, which is excluded from adjusted EBITDA, will continue to be a significant recurring expense over the coming years and is an important part of the compensation provided to certain employees, officers, and directors. Additionally, management does not consider any of the excluded items to be expenses necessary to generate our bitcoin related revenue.

The Company's adjusted EBITDA measure may not be directly comparable to similar measures provided by other companies in our industry, as other companies in our industry may calculate non-GAAP financial results differently. The Company's adjusted EBITDA is not a measurement of financial performance under GAAP and should not be considered as an alternative to operating income (loss) or any other measure of performance derived in accordance with GAAP. Although management utilizes internally and presents adjusted EBITDA, we only utilize that measure supplementally and do not consider it to be a substitute for, or superior to, the information provided by GAAP financial results.

Accordingly, adjusted EBITDA is not meant to be considered in isolation of, and should be read in conjunction with, the information contained in our Consolidated Financial Statements, which have been prepared in accordance with GAAP.

The following is a reconciliation of our non-GAAP adjusted EBITDA to its most directly comparable GAAP measure (i.e., net income (loss)) for the periods indicated:

	For the Three Months Ended December 31,
($ in thousands)	2023	2022
Reconciliation of non-GAAP adjusted EBITDA
Net income (loss)	$25,909	$(29,031)
Loss on discontinued operations	—	(1,457)
Depreciation and amortization	29,847	19,329
Share-based compensation expense	9,953	5,878
Change in fair value of contingent consideration	—	(485)
Unrealized loss of derivative security	1,243	1,271
Interest income	(586)	(70)
Interest expense	546	889
Loss on disposal of assets	677	—
Income tax expense	1,399	—
Other [1]	102	1,705
Non-GAAP adjusted EBITDA*	$69,090	$(1,971)

* We have not excluded our net gain on fair value off bitcoin ($36,041 in the quarter ended December 31, 2023), which we now record in our statement of operations as provided in ASC 350-60, as discussed elsewhere in this Form 10-Q.

1 Represents legal fees related to litigation & settlement related expenses and financing & business development transactions

Liquidity and Capital Resources

($ presented in 000's)

Our primary requirements for liquidity and capital are working capital, capital expenditures, public company costs and general corporate needs. We expect these needs to continue as we further develop and grow our business. Our principal sources of liquidity have been and are expected to be our cash and cash equivalents and bitcoin inventory.

As of December 31, 2023, we had total current assets of $181,705, consisting of cash and cash equivalents, inventory, prepaid expenses and other current assets, bitcoin, investment in debt security and related derivative asset, current assets held for sale, and total assets in the amount of $862,731. Our total current liabilities and total liabilities as of December 31, 2023 were $42,393 and $52,170, respectively. We had working capital of $139,312 as of December 31, 2023. We sell the bitcoin we mine to fund operations and to fund capital expenditures. In addition, we have access to equity financing through our At-the-Market offering facility (see Note 12 - Stockholders' Equity and Note 17 - Subsequent Events to our consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q).

We believe our cash and cash equivalents on hand, together with cash we expect to generate from future operations, will be sufficient to meet our working capital and capital expenditure requirements for a period of at least twelve months from the date of this Quarterly Report on Form 10-Q. We are likely to require additional capital to respond to technological advancements, competitive dynamics or technologies, customer demands, business opportunities, challenges, acquisitions or unforeseen circumstances and in either the short-term or long-term may determine to engage in equity or debt financings. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited. In particular, the ongoing impacts of inflation and rising interest rates, and the conflict between Russia and Ukraine have resulted in, and may continue to result in, significant disruption and volatility in the global financial markets, reducing our ability to access capital. If we are unable to raise additional funds when or on the terms desired, our business, financial condition and results of operations could be adversely affected.

Material Cash Requirements

We are a party to many contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the consolidated balance sheet as of December 31, 2023, while others are considered future commitments. Our contractual obligations primarily consist of cancelable purchase commitments with various parties to purchase goods or services, primarily miners and equipment, entered into in the normal course of business and operating leases. For information regarding our other contractual obligations, refer to Note 15 - Commitments and Contingencies in this Quarterly Report on Form 10-Q for the period ended December 31, 2023, and Note 17 - Commitments and Contingencies included in our Annual Report on Form 10-K as filed with the SEC on December 1, 2023.

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

Operating Activities

Operating activities from continuing operations used $39,626 in cash for the three months ended December 31, 2023, as compared to providing $4,703 in cash for the three months ended December 31, 2022. Our depreciation and amortization of $29,847, stock based compensation of $9,953, and a decrease in prepaid and other current assets of $9,010 were the main components of our operating cash inflow for the three months ended December 31, 2023, offset primarily by cash outflows for bitcoin mining of $73,786, net income of $25,909, and a decrease in accounts payable and accrued liabilities of $8,255. Our cash provided by operating activities during the three months ended December 31, 2022 was primarily driven by net loss for the period of $29,031, proceeds from the sale of bitcoin of $34,067, gain on change in fair value of bitcoin of $83, stock based compensation of $5,878, depreciation and amortization of $19,329, increase in accounts payable and accrued liabilities of $3,265, partially offset by mining of bitcoin of $27,746, realized gain on sale of bitcoin of $517, and increase in prepaid expenses and other current assets of $1,862.

Investing Activities

Investing activities from continuing operations used $32,818 during the three months ended December 31, 2023, as compared with using $59,011 for the three months ended December 31, 2022. Our payments on miner (including miner deposits) of $48,858, purchase of fixed assets of $27,503, were the main components of our investing cash outflow for the three months ended December 31, 2023. This was offset by cash proceeds received from the sale of bitcoin of $43,035. Our payments on miner deposits of $31,540, the acquisition of Mawson of $22,518, and purchase of fixed assets of $4,953 were the main components of our investing cash outflow for the three months ended December 31, 2022.

Financing Activities

Cash flows generated from financing activities of continuing operations during the three months ended December 31, 2023 amounted to $92,095, when compared to $32,971 for the three months ended December 31, 2022. Our cash flows from financing activities for the three months ended December 31, 2023 consisted primarily of proceeds from the underwritten offering of $99,336 partially offset by payments on loans in the amount of $1,701. Our cash flows from financing activities for the three months ended December 31, 2022 mainly consisted of proceeds from underwritten offerings of $41,344 partially offset by payments on loans in the amount of $8,430.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following discussion about the Company’s market risk exposures involves forward-looking statements. Actual results could differ materially from those discussed in the forward-looking statements.

Market Price Risk of Bitcoin. The Company holds a significant amount of bitcoin; therefore, it is exposed to the impact of market price changes in bitcoin on its bitcoin holdings. This exposure would generally manifest itself in the following areas:

•
The Company accounts for its bitcoin holdings as indefinite lived intangible assets and records impairment charges whenever the carrying value of bitcoin holdings on the balance sheet exceeds their fair market value. Subsequent recovery of bitcoin prices would not impact the carrying value of bitcoin on the balance sheet, as recovery of previously recorded impairment charges are not allowed under current U.S. GAAP.
•
Declines in the fair market value of bitcoin will impact the cash value that would be realized if the Company were to sell its bitcoin for cash, therefore having a negative impact on its liquidity.

At December 31, 2023, the Company held approximately 3,002 bitcoins and the fair value of a single bitcoin was approximately $42,290, meaning that the fair value of its bitcoin holdings on that date was approximately $127 million.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2023, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting described below.

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

This material weakness did not result in any identified material misstatements to the financial statements, and there were no changes to previously released financial results. Based on this material weakness, management concluded that at December 31, 2023, internal control over financial reporting was not effective.

Our independent registered public accounting firm, MaloneBailey, LLP, has issued an adverse audit report on the effectiveness of internal control over financial reporting as of September 30, 2023, which appears on page F-2 in our Annual Report on Form 10-K filed on December 1, 2023.

Remediation

The Company’s Board of Directors and management take internal control over financial reporting and the integrity of its financial statements seriously. Management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively. The remediation actions include the following:

•
establish more specific controls to respond to Complementary User Entity Controls forwarded through SaaS vendor audit reports in the design and implementation of suggested controls;
•
expand the management and governance over IT system controls, including the creation of a Systems Analyst position and hiring to fill this position;
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

Changes in Internal Control over Financial Reporting

Other than as described above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are from time to time subject to various claims, lawsuits, and other legal and administrative proceedings arising in the ordinary course of business. See Note 15 - Commitments and Contingencies to our consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” section contained in the Company’s Annual Report on Form 10-K for the year ended September 30, 2023, together with the cautionary statement under the caption “Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q. These described risks are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On December 21, 2023, S. Matthew Schultz, our Executive Chairman, entered into a trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act (“Rule 10b5-1(c)”), authorizing (i) the sale of shares of our common stock solely to satisfy the tax withholding obligations of the Company arising from the vesting of restricted stock units previously granted to Mr. Schultz under the CleanSpark, Inc. 2017 Incentive Plan (the “Plan”) (which will remain active until December 21, 2024 and (ii) the potential sale of up to 1,286,000 shares of our common stock so long as the market price of our common stock is higher than certain minimum threshold prices specified in the arrangement (which will remain active from March 27, 2024 until October 11, 2024).

On December 22, 2023, Zachary Bradford, our Chief Executive Officer and President, entered into a trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c), authorizing (i) the sale of shares of our common stock solely to satisfy the tax withholding obligations of the Company arising from the vesting of restricted stock units previously granted to Mr. Bradford under the Plan (which will remain active until September 12, 2025 and (ii) the potential sale of up to 1,464,000 shares of our common stock so long as the market price of our common stock is higher than certain minimum threshold prices specified (which will remain active from March 21, 2024 until November 11, 2024).

On December 21, 2023, Gary A. Vecchiarelli, our Chief Financial Officer, entered into a trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c), authorizing the sale of shares of our common stock solely to satisfy the tax withholding obligations of the Company arising from the vesting of restricted stock units previously granted to Mr. Vecchiarelli under the Plan. The trading arrangement will be active from March 22, 2024 until December 21, 2024.

Item 6. Exhibits

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

3.1	Conformed Copy of Amended and Restated Articles of Incorporation of CleanSpark, Inc., as amended through March 8, 2023	S-8	333-39187	4.1	4/6/2023
3.2	First Amended and Restated Bylaws of CleanSpark, Inc., dated September 17, 2021	8-K	001-39187	3.2	9/17/2021
10.1	Future Sales and Purchase Agreement entered into by and between the CleanSpark, Inc. and BITMAIN TECHNOLOGIES DELAWARE LIMITED on October 6, 2023	8-K	001-39187	10.1	10/11/2023
10.2	Amendment, dated October 24, 2023, to Employment Agreement, by and between CleanSpark, Inc. and Zachary K. Bradford	8-K	001-39187	10.1	10/27/2023
10.3	Amendment, dated October 24, 2023, to Employment Agreement, by and between CleanSpark, Inc. and S. Matthew Schultz	8-K	001-39187	10.2	10/27/2023
10.4	Amendment, dated October 24, 2023, to Employment Agreement, by and between CleanSpark, Inc. and Gary Vecchiarelli	8-K	001-39187	10.3	10/27/2023
10.5	At the Market Offering Agreement, dated January 5, 2024, between CleanSpark, Inc. and H.C. Wainwright & Co., LLC	S-3ASR	333-276409	1.2	01/05/2024
10.6	Future Sales and Purchase Agreement entered into by and between the CleanSpark, Inc. and Bitmain Technologies Delaware Limited on January 6, 2024	8-K	001-39187	10.1	01/08/2024
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350					**

101 INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101 SCH	Inline XBRL Taxonomy Extension Schema with embedded linkbases Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 8, 2024	By: /s/ Zachary K. Bradford Zachary K. Bradford Title: Chief Executive Officer (Principal Executive Officer)

Date: February 8, 2024	By: /s/ Gary A. Vecchiarelli Gary A. Vecchiarelli Title: Chief Financial Officer (Principal Financial and Accounting Officer)

2