Form 10-Q
period 2024-03-31
CLEANSPARK, INC.
filed 2024-05-09
CIK 827876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2024

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: 001-39187

CleanSpark, Inc.

(Exact name of Registrant as specified in its charter)

Nevada	87-0449945
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10624 S. Eastern Ave, Suite A - 638 Henderson, Nevada 89052
(Address of principal executive offices)(Zip code)

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 227,870,260 shares as of May 8, 2024.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements regarding our future results of operations and financial position, future hash rate capacity, industry and business trends, equity compensation, business strategy, plans, market growth and objectives for future operations.

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
•
the availability of financing opportunities and risks associated with economic conditions;
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
bitcoin halving;
•
our ability to execute on our business strategy;
•
our ability to remediate the material weakness identified in our internal control over financial reporting included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023;
•
our ability to resolve open comments from the Securities and Exchange Commission (the “SEC”) on our public filings and any changes to our disclosures as a result of the resolution of such matters;
•
risks relating to our potential establishment of an in-house function to trade bitcoin for our own account on the bitcoin we have mined, and hedge risk relating to our bitcoin holdings; and

•
other risks described in our prior press releases and in our filings with the SEC, including under the headings "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023, this Quarterly Report on Form 10-Q and any subsequent filings with the SEC.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

This Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended September 30, 2023, filed with the SEC on December 1, 2023.

The accompanying consolidated financial statements and footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2024 are not necessarily indicative of the results that can be expected for the full year.

CLEANSPARK, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share amounts)

	March 31, 2024	September 30, 2023
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents, including restricted cash	$323,052	$29,215
Accounts receivable, net	—	5
Inventory	991	809
Prepaid expense and other current assets	4,134	12,034
Bitcoin (See Note 2 and Note 5)	357,981	56,241
Derivative investment asset	505	2,697
Investment in debt security, AFS, at fair value	784	726
Current assets held for sale	324	445
Total current assets	$687,771	$102,172

Property and equipment, net	$670,510	$564,395
Operating lease right of use asset	228	688
Intangible assets, net	3,736	4,603
Deposits on miners and mining equipment	161,309	75,959
Other long-term asset	5,718	5,718
Goodwill	8,043	8,043
Total assets	$1,537,315	$761,578

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$43,632	$65,577
Current portion of operating lease liability	177	181
Current portion of finance lease liability	52	130
Current portion of long-term loans payable	7,686	6,992
Dividends payable	2,842	—
Current liabilities held for sale	637	1,175
Total current liabilities	$55,026	$74,055
Long-term liabilities
Operating lease liability, net of current portion	431	519
Finance lease liability, net of current portion	—	9
Loans payable, net of current portion	5,090	8,911
Deferred income taxes	13,851	857
Total liabilities	$74,398	$84,351

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEANSPARK, INC.

CONSOLIDATED BALANCE SHEETS (Continued)

(in thousands, except par value and share amounts)

	March 31, 2024	September 30, 2023
	(Unaudited)
Stockholders' equity
Common stock; $0.001 par value; 300,000,000 shares authorized; 225,469,791 and 160,184,921 shares issued and outstanding, respectively	225	160
Preferred stock; $0.001 par value; 10,000,000 shares authorized; Series A shares; 2,000,000 authorized; 1,750,000 and 1,750,000 issued and outstanding, respectively	2	2
Additional paid-in capital	1,641,643	1,009,482
Accumulated other comprehensive income	284	226
Accumulated deficit	(179,237)	(332,643)
Total stockholders' equity	1,462,917	677,227

Total liabilities and stockholders' equity	$1,537,315	$761,578

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEANSPARK, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited, in thousands, except per share and share amounts)

	For the three months ended		For the six months ended
	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023
Revenues, net
Bitcoin mining revenue, net	$111,799	$42,488	$185,585	$70,234
Other services revenue	—	58	—	131
Total revenues, net	$111,799	$42,546	$185,585	$70,365

Costs and expenses
Cost of revenues (exclusive of depreciation and amortization shown below)	34,298	22,082	63,194	42,498
Professional fees	2,208	3,750	3,780	6,581
Payroll expenses	16,820	9,750	32,141	19,552
General and administrative expenses	6,819	4,329	11,822	8,053
Loss on disposal of assets	1,652	3	2,329	3
Gain on fair value of bitcoin, net (see Note 2 and Note 5)	(119,702)	—	(155,743)	—
Other impairment expense (related to bitcoin)	—	194	—	277
Impairment expense - other	396	—	396	—
Realized gain on sale of bitcoin	—	(1,422)	—	(905)
Depreciation and amortization	32,187	21,346	62,034	40,675
Total costs and expenses	$(25,322)	$60,032	$19,953	$116,734

Income (loss) from operations	137,121	(17,486)	165,632	(46,369)

Other income (expense)
Other income	—	11	—	11
Change in fair value of contingent consideration	—	—	—	485
Unrealized (loss) gain on derivative security	(949)	56	(2,192)	(1,215)
Interest income	2,684	52	3,270	122
Interest expense	(526)	(799)	(1,072)	(1,688)
Total other income (expense)	$1,209	$(680)	$6	$(2,285)

Income (loss) before income tax expense	138,330	(18,166)	165,638	(48,654)
Income tax expense	11,595	—	12,994	—
Income (loss) from continuing operations	$126,735	$(18,166)	$152,644	$(48,654)

Discontinued operations
(Loss) income from discontinued operations	$—	$(294)	$—	$1,163
Income tax expense	—	—	—	—
(Loss) income on discontinued operations	$—	$(294)	$—	$1,163

Net income (loss)	$126,735	$(18,460)	$152,644	$(47,491)

Preferred stock dividends	2,842	—	3,421	—

Net income (loss) attributable to common shareholders	$123,893	$(18,460)	$149,223	$(47,491)

Other comprehensive income	29	29	58	58

Total comprehensive income (loss) attributable to common shareholders	$123,922	$(18,431)	$149,281	$(47,433)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEANSPARK, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (Continued)

(Unaudited, in thousands, except per share and share amounts)

	For the three months ended		For the six months ended
	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023
Income (loss) from continuing operations per common share - basic	$0.59	$(0.23)	$0.77	$(0.66)

Weighted average common shares outstanding - basic	209,287,089	80,469,471	193,964,904	73,450,877

Income (loss) from continuing operations per common share - diluted	$0.58	$(0.23)	$0.76	$(0.66)

Weighted average common shares outstanding - diluted	212,099,068	80,469,471	196,903,594	74,032,082

(Loss) income on discontinued operations per common share - basic	$-	$(0.00)	$-	$0.02

Weighted average common shares outstanding - basic	209,287,089	80,469,471	193,964,904	73,450,877

(Loss) income on discontinued operations per common share - diluted	$-	$(0.00)	$-	$0.02

Weighted average common shares outstanding - diluted	212,099,068	80,469,471	196,903,594	74,032,082

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEANSPARK, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands, except share amounts)

For the three and six months ended March 31, 2024

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance, September 30, 2023	1,750,000	$2	160,184,921	$160	$1,009,482	$226	$(332,643)	$677,227
Cumulative effect of change in accounting principle (See Note 2)	—	—	—	—	—	—	4,183	4,183
Options and restricted stock units issued for services	—	—	1,441,152	2	9,951	—	—	9,953
Shares withheld for net settlement of restricted stock units related to tax withholdings	—	—	(553,390)	(1)	(5,532)	—	—	(5,533)
Exercise of options	—	—	6,096	—	36	—	—	36
Shares issued under equity offering, net of offering costs	—	—	24,475,832	25	99,311	—	—	99,336
Preferred stock dividends	—	—	—	—	—	—	(579)	(579)
Net income	—	—	—	—	—	—	25,909	25,909
Other comprehensive income	—	—	—	—	—	29	—	29
Balance, December 31, 2023	1,750,000	$2	185,554,611	$186	$1,113,248	$255	$(303,130)	$810,561
Options and restricted stock units issued for services	—	—	2,359,161	2	9,795	—	—	9,797
Shares withheld for net settlement of restricted stock units related to tax withholdings	—	—	(631,100)	(1)	(11,605)			(11,606)
Shares issued under equity offering, net of offering costs	—	—	38,078,826	38	529,700	—	—	529,738
Exercise of options and warrants			108,293	—	505	—	—	505
Preferred stock dividends			—	—	—	—	(2,842)	(2,842)
Net income	—	—	—	—	—	—	126,735	126,735
Other comprehensive income	—	—	—	—	—	29	—	29
Balance, March 31, 2024	1,750,000	$2	225,469,791	$225	$1,641,643	$284	$(179,237)	$1,462,917

CLEANSPARK, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
(Unaudited, in thousands, except share amounts)

For the three and six months ended March 31, 2023

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance, September 30, 2022	1,750,000	$2	55,661,337	$56	$599,898	$110	$(196,054)	$404,012
Options and restricted stock units issued for services	—	—	11,210	—	5,878	—	—	5,878
Shares issued for business acquisition	—	—	1,590,175	2	4,801	—	—	4,803
Shares issued under equity offering, net of offering costs	—	—	14,481,208	14	41,330	—	—	41,344
Net loss	—	—	—	—	—	—	(29,031)	(29,031)
Other comprehensive income	—	—	—	—	—	29	—	29
Balance, December 31, 2022	1,750,000	$2	71,743,930	$72	$651,907	$139	$(225,085)	$427,035
Options and restricted stock units issued for services	—	—	2,149,087	2	5,741	—	—	5,743
Shares withheld for net settlement of restricted stock units related to tax withholdings	—	—	(539,961)	—	(1,468)			(1,468)
Shares issued for settlement of contingent consideration related to business acquisition	—	—	1,100,890	1	2,839	—	—	2,840
Shares issued under equity offering, net of offering costs	—	—	22,580,026	22	58,140	—	—	58,162
Shares returned for settlement of contingent consideration and holdbacks related to business acquisition	—	—	(83,417)	—	—	—	—	—
Net loss	—	—	—	—	—	—	(18,460)	(18,460)
Other comprehensive income	—	—	—	—	—	29	—	29
Balance, March 31, 2023	1,750,000	$2	96,950,555	$97	$717,159	$168	$(243,545)	$473,881

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEANSPARK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited, in thousands)

	Six Months Ended
	March 31, 2024	March 31, 2023
Cash Flows from Operating Activities
Net Income (loss)	$152,644	$(47,491)
Less: Income from discontinued operations	—	(1,163)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Impairment of bitcoin	—	277
Mining of bitcoin	(185,585)	(70,234)
Gain on fair value of bitcoin, net (see Note 2)	(155,743)	—
Proceeds from sale of bitcoin	—	76,203
Realized gain on sale of bitcoin	—	(905)
Bitcoin issued for services	500	310
Impairment other	396	—
Unrealized loss on derivative asset	2,192	1,215
Gain on fair value of contingent consideration	—	(485)
Non-cash lease expense	64	159
Stock based compensation	19,750	11,621
Depreciation and amortization	62,034	40,675
Provision for bad debts	57	106
Amortization of debt discount	53	19
Loss on disposal of assets	2,329	3
Changes in operating assets and liabilities
Decrease in operating lease liabilities	(93)	(20)
(Decrease) Increase in accounts payable and accrued liabilities	(1,783)	5,203
Decrease (increase) in prepaid expenses and other current assets	7,843	(772)
Decrease (increase) in accounts receivables	5	(125)
Increase in inventory	(182)	(529)
Increase in deferred income taxes	12,994	—
Long-term deposits paid	—	(2,940)
Net cash (used in) provided by operating activities from Continuing Operations	$(82,525)	$11,127
Net cash (used in) provided by operating activities of Discontinued Operations	(416)	749
Net cash (used in) provided by operating activities	$(82,941)	$11,876

Cash Flows from Investing Activities
Payments on miners (including deposits)	$(208,850)	$(69,238)
Purchase of fixed assets	(42,986)	(21,769)
Proceeds from sale of bitcoin	43,103	—
Acquisition of Mississippi Locations	(19,771)	—
Acquisition of Dalton, GA Location	(3,569)	—
Proceeds from sale of miners	508	—
Acquisition of Mawson	—	(22,518)
Net cash used in investing activities - Continuing Operations	$(231,565)	$(113,525)
Net cash provided by investing activities - Discontinued Operations	—	2,462
Net cash used in investing activities	$(231,565)	$(111,063)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEANSPARK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW (Continued)
(Unaudited, in thousands)

	Six Months Ended
	March 31, 2024	March 31, 2023
Cash Flows from Financing Activities
Payments on loans	$(3,467)	$(10,433)
Payments on preferred dividends	(579)	—
Payments on finance leases	(87)	(154)
Refund of loan commitment fee	—	150
Payments of taxes on shares withheld for net settlement of restricted stock units	(17,139)	—
Proceeds from exercise of options and warrants	541	—
Proceeds from equity offerings, net	629,074	99,506
Net cash provided by financing activities - Continued Operations	$608,343	$89,069
Net cash provided by financing activities - Discontinued Operations	—	—
Net cash provided by financing activities	$608,343	$89,069

Net increase (decrease) in cash and cash equivalents	$293,837	$(10,118)

Cash and cash equivalents, beginning of period	$29,215	$20,463

Cash and cash equivalents, and restricted cash, end of period	$323,052	$10,345
Supplemental disclosure of cash flow information
Cash paid for interest	$1,019	$1,669
Non-cash investing and financing transactions
Shares issued for settlement of contingent consideration related to business acquisition	$—	$2,840
Change in Accounting Principle (see Note 2)	$4,183	$—
Fixed asset and miner purchases accrued not paid	$7,207	$—
Shares withheld for net settlement of restricted stock units related to tax withholdings	$—	$1,468
Fixed assets purchased through finance transactions	$287	$164
Software purchased with bitcoin	$168	$229
Preferred shares dividends accrued	$2,842	$—
Unrealized gain on investment in available-for-sale debt security	$58	$58

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEANSPARK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, $ in thousands, except per share and per bitcoin and per terahash amounts)

1.
ORGANIZATION

CleanSpark is a bitcoin mining company. The Company independently owns and operates five data centers in Georgia and three data centers in Mississippi for a total developed capacity of 420 megawatts (“MW”) and 435 MW as of March 31, 2024 and April 4, 2024, respectively. The Company has completed an additional 50 MW of data center infrastructure in Sandersville, GA, which is pending the commissioning of a utility transformer before it goes into service and the Company is currently finalizing the development of an additional 15 MW expansion at its Dalton, GA location. An independent data center operation in Massena, NY, hosts 50 MW for the Company. The Company does not currently host miners for any other companies. CleanSpark designs its infrastructure to responsibly support bitcoin, the world’s most important digital commodity and an essential tool for financial independence and inclusion.

2.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the SEC and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended September 30, 2023, filed with the SEC on December 1, 2023 (the “Form 10-K”). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented in this Quarterly Report on Form 10-Q have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted.

The accompanying unaudited consolidated financial statements include the accounts of CleanSpark, Inc., and the Company’s wholly owned, capitalized, and operating subsidiaries, ATL Data Centers LLC (“ATL”), CleanBlok, Inc., CleanSpark DW, LLC, CleanSpark GLP, LLC, CSRE Properties Norcross, LLC, CSRE Property Management Company, LLC, CSRE Properties, LLC, CSRE Properties Washington, LLC, CSRE Properties Sandersville, LLC, CSRE Properties Dalton, LLC, Dalton15, LLC, CleanSpark MS, LLC, CSRE Properties Mississippi, LLC, CSRE Properties Vicksburg, LLC, MS Data, LLC, and CleanSpark HQ, LLC. All intercompany transactions have been eliminated upon consolidation of these entities.

Recently Issued Accounting Pronouncements

On March 21, 2024, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2024-01 ("ASU 2024-01"), which clarifies how an entity determines whether a profits interest or similar award is (1) within the scope of ASC 718 or (2) not a share-based payment arrangement and therefore within the scope of other guidance. The guidance in ASU 2024-01 applies to all entities that issue profits interest awards as compensation to employees or nonemployees in exchange for goods or services. ASU 2024-01 is effective for public business entities for annual periods beginning after December 15, 2024, including interim periods within those periods. The Company is currently evaluating the impact of the adoption of ASU 2024-01 on its consolidated financial statements.

In December 2023, the FASB issued Accounting Standards Update No. 2023-08, Intangible - Goodwill and Other - Crypto Assets (Subtopic 350-60) (“ASC 350-60”). ASC 350-60 requires entities with certain crypto assets to subsequently measure such assets at fair value, with changes in fair value recorded in net income in each reporting period. Crypto assets that meet all the following criteria are within the scope of ASC 350-60:

(1)
meet the definition of intangible assets as defined in the Codification;

(2)
do not provide the asset holder with enforceable rights to or claims on underlying goods, services, or other assets;
(3)
are created or reside on a distributed ledger based on blockchain or similar technology;
(4)
are secured through cryptography;
(5)
are fungible; and
(6)
are not created or issued by the reporting entity or its related parties. In addition, entities are required to provide additional disclosures about the holdings of certain crypto assets.

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

In December 2023, the FASB issued ASU 2023-09, which established a new income tax disclosure requirement in addition to modifying and eliminating certain existing requirements. Under the new guidance, entities must consistently categorize and provide greater disaggregation of information in the rate reconciliation. Companies must also further disaggregate income taxes paid. Companies are required to apply the guidance to annual periods beginning after December 15, 2024. The Company does not intend to early adopt this standard.

In November 2023, the FASB issued ASU 2023-07, Improvements to Disclosures About Reportable Segments (“ASU 2023-07”), which requires enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The new guidance is effective for all public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2023-07 on its consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers, as if it had originated the contracts. Under the current business combinations guidance, such assets and liabilities are recognized by the acquirer at fair value on the acquisition date. The Company adopted the provisions of the accounting pronouncement as of October 1, 2023 and the new standard did not have an impact on the Company's consolidated financial statements for the six months ended March 31, 2024.

Liquidity

The Company had cash and cash equivalents, including restricted cash, of $323,052 and bitcoin (measured at fair value) of $357,981 as of March 31, 2024. As shown in the accompanying unaudited consolidated financial statements, the Company generated a net income from continuing operations of $152,644 during the six months ended March 31, 2024. The Company had cash outflows from operating activities from continuing operations, which were $82,525 during the six months ended March 31, 2024. The Company had cash outflows from investing activities from continuing operations due to its investments in capital expenditures in support of its bitcoin mining operations partially offset by proceeds of bitcoin sales. The Company generated significant cash inflows from financing activities from continuing operations, primarily attributed to proceeds from equity offerings. The Company generates non-cash consideration in the form of bitcoin, that the Company will sell to generate cash to funds its operations. During the six months ended March 31, 2024, the Company sold $43,103 of bitcoin at various times during the period and utilized the proceeds to pay expenditures. However, the Company utilized portions of its equity offerings to offset its cash used in operating and investing activities. The Company has sufficient cash and bitcoin, which should continue to support its ongoing operations for the next twelve months. The Company intends to continue generating cash from its access to equity financing through its at-the-market offering facility (see Note 12).

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates include valuation of derivative assets, available-for-sale investments, the valuations of share-based awards and the valuations of tangible assets acquired in asset acquisitions. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions including, but not limited to, the ultimate impact that the ongoing global supply chain issues may have on the Company’s operations.

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
4.
Allocate the transaction price to the performance obligations in the contract
5.
Recognize revenue when the company satisfies a performance obligation

Step 1: The Company operates in the bitcoin mining industry and has identified its bitcoin mining pool operator as its customer. The Company enters into a contract with a bitcoin mining pool operator (the "customer") to provide hash computation computing power to the mining pools. The contracts are terminable at any time by either party, the contract term is shorter than a 24-hour period, the contracts are continuously renewed, and there are no penalties for contract termination by either party. The Company earns revenue based on the Full-Pay-Per-Share (“FPPS”) payout method, set forth by our customer. The calculation has specific components which include network block subsidies, network difficulty, network transaction fees, and pool operating fees. The network block subsidy consists of newly generated bitcoins and comprises the largest share of the block reward. Network difficulty is the difficulty required to mine a block on the bitcoin network. Network transaction fees consist of fees paid by the users of the network for the execution of transactions that are included in the block. Pool operating fees are fees charged by the mining pool operator in order to operate the pool. Network block subsidies are based on the total amount of block subsidies that are expected to be generated on the bitcoin network as a whole during a 24-hour period beginning at midnight Universal Time Coordinated (UTC) daily, regardless of whether the mining pool operator successfully records a block to the blockchain. Network difficulty is based on the actual difficulty to mine a block on the bitcoin network. Network transaction fees are based on the total amount of transaction fees that are actually generated on the blockchain network as a whole during a 24-hour period. Pool operating fees are determined by a fee rate set forth in the customer’s terms of service as a percentage of the actual daily FPPS payout.

The mining pool that the Company contributes its hash computation computing power to only provides services for bitcoin mining and the fees charged during the most recent quarter were 0.19% of the total daily bitcoin mined. Applying the criteria per ASC 606-10-25-1, the contract arises at the point that the Company provides hash computation computing power to the mining pool operator, which is considered contract inception, because customer consumption is in tandem with delivery of the computing power.

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

Based on these criteria, the Company has a single performance obligation in providing computing power services (i.e., hashrate) to the mining pool operator (i.e., customer). The performance obligation of computing power services is fulfilled over time, as opposed to a point in time, because the Company provides the hash computation computing power throughout the day and the customer simultaneously obtains control of it and uses the asset to produce bitcoin. The Company has full control of the mining equipment utilized in the mining pool, and if the Company determines it will increase or decrease the hashrate computation computing power of its machines and/or fleet (i.e., for repairs or when power costs are excessive) the computing power provided to the customer will be increased or reduced.

Step 3: The transaction consideration the Company receives is non-cash digital consideration in the form of bitcoin, which the Company measures at fair value as the closing bitcoin price on the date of contract inception as determined by the Company's principal market of bitcoin, Coinbase, and such price is not materially different from using the opening bitcoin price on the date of contract inception. According to the customer contract, daily earnings are calculated from midnight-to-midnight UTC time, and the payout is made one hour later at 1:00 AM UTC time after the preceding midnight-to-midnight 24-hour period. The Company utilizes midnight Greenwich Mean Time (GMT), which is also the midnight of UTC time, since this is consistent with our customer contract in calculating our daily non-cash digital consideration from midnight-to-midnight UTC time.

The transaction consideration the Company earns is all variable since it is dependent on the daily computing power provided by the Company. The Company’s bitcoins earned through the contractual payout formula is not known until the Company’s hash computation computing power contributed over the daily measurement period is fulfilled over-time between midnight-to-midnight UTC time. The Company’s proportionate amount of the network transaction fee rewards earned are calculated at the end of each transactional day (midnight to midnight). There are no other forms of variable considerations, such as discounts, rebates, refunds, credits, price concessions, incentives, performance bonuses, penalties, or other similar items.

Step 4: The transaction price is allocated to the single performance obligation upon verification for the provision of hash computation computing power to the mining pool operator. There is a single performance obligation (i.e., hash computation computing power or hashrate) for the contract; therefore, all consideration from the mining pool operator is allocated to this single performance obligation.

Step 5: The Company’s performance is complete in transferring the hash computation computing power over time to the customer and the customer obtains control of the contributed hashrate.

There are no deferred revenues or other liability obligations recorded by the Company since there are no payments in advance of the performance, and there are no remaining performance obligations after providing hash computation computing power.

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

Cash and cash equivalents, including restricted cash

Cash and cash equivalents include all cash balances and highly liquid investments with an original maturity of three months or less. Temporary cash investments are made with high credit quality financial institutions. At times, such investments in U.S. accounts may be in excess of Federal Deposit Insurance Corporation ("FDIC") insurance limits.

The Company had restricted cash of $2,992 as of March 31, 2024 held in a separate bank account in a certificate of deposit as collateral for utility bonds. The utility bonds are reported in prepaid expense and other current assets on the Consolidated Balance Sheets.

Accounts receivable, net

Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms. They are initially recorded at the invoiced amount upon the sale of goods or services to customers and do not bear interest. The Company performs ongoing credit evaluation of its customers, and management closely monitors outstanding receivables based on factors surrounding the credit risk of specific customers, historical trends, and other information. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded.

Accounts receivable, net consists of the following:

($ in thousands)	March 31, 2024	September 30, 2023
Accounts Receivable, gross	$—	$353
Provision for doubtful allowances	—	(348)
Total Accounts Receivable, net	$—	$5

Inventory

Inventory balances mainly include supplies inventory used to maintain bitcoin mining facilities and are presented at net realizable value with cost being measured on an average cost method. The Company periodically reviews inventories for unusable and obsolete items. Based on this evaluation, provisions are made to write inventories down to their net realizable value. Inventory was $991 and $809 as of March 31, 2024 and September 30, 2023, respectively.

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

Concentration Risk

At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of FDIC limits. The cash balance in excess of the FDIC limits was $22,638 and $28,965 as of March 31, 2024 and September 30, 2023, respectively. The accounts offered by the custodian of the Company’s bitcoin, which accounts totaled $357,981 and $56,241 as of March 31, 2024 and September 30, 2023, respectively, are not insured by the FDIC. The Company has not experienced any losses in such accounts.

The Company has certain customers and vendors who individually represented 10% or more of the Company’s revenue or capital expenditures. Please refer to Note 16 - Major Customers and Vendors.

Stock-based compensation

The Company follows the guidelines in FASB Codification Topic ASC 718-10 Compensation-Stock Compensation, which requires companies to measure the cost of employee and non-employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. Stock-based compensation expense for stock options is recognized on a straight-line basis over the requisite service period. The Company may issue compensatory shares for services including, but not limited to, executive, management, accounting, operations, corporate communication, financial and administrative consulting services. The Company determines the grant date fair value of the options using the Black-Scholes option-pricing model. For equity awards granted by the Company that are contingent upon market-based conditions, the Company fair values these awards using the Monte Carlo simulation model. For discussion of accounting for restricted stock units, please refer Note 14 – Stock-Based Compensation.

Earnings (loss) per share

The Company reports earnings (loss) per share in accordance with FASB ASC 260-10 Earnings Per Share, which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. The calculation of diluted net income (loss) per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. All common stock equivalents that consist of options, warrants and restricted stock units were excluded from the calculation of the diluted loss per share calculation for the three and six months ended March 31, 2023 as their effect is anti-dilutive. Provided below is the income (loss) per share calculation for the three and six months ended March 31, 2024 and 2023:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
($ in thousands, except share and per share amounts)	2024	2023	2024	2023
Continuing Operations
Numerator
Income (loss) from continuing operations	$126,735	$(18,166)	$152,644	$(48,654)
Preferred stock dividends	2,842	—	3,421	—
Income (loss) from continuing operations attributable to common shareholders	$123,893	$(18,166)	$149,223	$(48,654)

Denominator
Weighted-average common shares outstanding, basic	209,287,089	80,469,471	193,964,904	73,450,877
Dilutive impact of stock options and other share-based awards	2,811,979	—	2,938,690	581,205
Weighted-average common shares outstanding, diluted	212,099,068	80,469,471	196,903,594	74,032,082
Income (loss) from continuing operations per common share attributable to common shareholders
Basic	$0.59	$(0.23)	$0.77	$(0.66)
Diluted	$0.58	$(0.23)	$0.76	$(0.66)

Discontinued Operations
Numerator
(Loss) income from discontinued operations	$—	$(294)	$—	$1,163
Denominator
Weighted-average common shares outstanding, basic	209,287,089	80,469,471	193,964,904	73,450,877
Dilutive impact of stock options and other share-based awards	2,811,979	—	2,938,690	581,205
Weighted-average common shares outstanding, diluted	212,099,068	80,469,471	196,903,594	74,032,082
(Loss) income on discontinued operations per common share attributable to common shareholders
Basic	$—	$(0.00)	$—	$0.02
Diluted	$—	$(0.00)	$—	$0.02

Property and equipment

Property and equipment are stated at cost less accumulated depreciation. Construction-in-progress is the construction or development of assets that have not yet been placed in service for their intended use. Depreciation for building and building improvements, leasehold improvements, miners, mining equipment, infrastructure assets, machinery and equipment, and furniture and fixtures commences once they are ready for their intended use. Leasehold improvements are depreciated on a straight-line basis over the shorter of their estimated useful lives or the terms of the related leases. Land is not depreciated.

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

In accordance with FASB ASC 360-10, Property, Plant and Equipment, the carrying value of property and equipment and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value. During the six months ended March 31, 2024 and 2023, the Company did not record an impairment expense on property and equipment.

Bitcoin

Bitcoin are included in current assets in the Consolidated Balance Sheets due to the Company’s ability to sell bitcoin in a highly liquid marketplace and such bitcoin holdings are expected to be realized in cash or sold or consumed during the normal operating cycle of the Company.

As a result of adopting ASC 350-60 on October 1, 2023, bitcoin is measured at fair value as of each reporting period (see Recently Issued Accounting Pronouncements). The fair value of bitcoin is measured using the period-end closing bitcoin price from its principal market, Coinbase, in accordance with ASC 820, Fair Value Measurement. Since bitcoin is traded on a 24-hour period, the Company utilizes the price as of midnight UTC time, which aligns with the Company's revenue recognition cut-off. The changes in bitcoin valuation due to remeasurement in fair value within each reporting period is reflected on the consolidated statements of operations and comprehensive income (loss) as "Gain on fair value of bitcoin, net". In accordance with ASC 350-60, the Company discloses realized gains and losses from the sale of bitcoin and such gains and losses are measured as the difference between the cash proceeds and the cost basis of bitcoin as determined on a First In-First Out ("FIFO") basis.

Prior to the issuance of ASU 2023-08 and adoption of ASC 350-60, bitcoin were recorded at cost less impairment and were classified as indefinite-lived intangible assets in accordance with ASC 350, Intangibles — Goodwill and Other. Bitcoin was accounted for in connection with the Company’s revenue recognition policy detailed above. An intangible asset with an indefinite useful life was not amortized but was assessed for impairment annually, or more frequently, when events or changes in circumstances occurred indicating that it was more likely than not that the indefinite-lived asset was impaired. Impairment exists when the carrying amount exceeds its fair value. In testing for impairment for periods under prior accounting guidance, the Company had the option to first perform a qualitative assessment to determine whether it was more likely than not that an impairment exists. If it was determined that it was not more likely than not that an impairment exists, a quantitative impairment test was not necessary. If the Company concluded otherwise, it was required to perform a quantitative impairment test. The Company elected to perform the quantitative impairment test each period rather than first performing the qualitative assessment. Quantitative impairment was measured using the intraday low bitcoin price from Coinbase in accordance with ASC 820, Fair Value Measurement. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses was not permitted as per ASC 350, Intangibles – Goodwill and Other.

Bitcoin, which is non-cash consideration earned by the Company through its mining activities, are included as a reconciling item as a cash outflow within operating activities on the accompanying Consolidated Statements of Cash Flow. The cash proceeds from the sales of bitcoin are classified based on the holding period in which the bitcoin are held. ASC 350-60 provides guidance on classifying proceeds from bitcoin and concludes that bitcoin converted nearly immediately into cash would qualify as cash flows from operating activities. All other sales would qualify as investing activities. In prior fiscal periods, the Company did not hold its bitcoin for extended periods of time and such sales proceeds prior to the adoption of ASC 350-60 were reported as cash flows from operating activities. Upon adoption, the Company evaluates its sales of bitcoin and records bitcoin sold nearly immediately as operating cash flows and the remainder will be recorded as investing activities. During the six months ended March 31, 2024, all proceeds from bitcoin sales were classified as investing activities.

Fair Value Measurement of financial instruments, derivative asset and contingent consideration

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs. The Company utilizes a fair value hierarchy based on three levels of input, of which the first two are considered observable and the last unobservable:

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

The following table presents the Company’s financial instruments that are measured and recorded at fair value on the Company’s balance sheets on a recurring basis and their level within the fair value hierarchy as of March 31, 2024 and September 30, 2023:

March 31, 2024
($ in thousands)	Amount	Level 1	Level 2	Level 3
Bitcoin	$357,981	$357,981	$—	$—
Derivative investment asset	505	—	—	505
Investment in debt security	784	—	—	784
Total	$359,270	$357,981	$—	$1,289

September 30, 2023
($ in thousands)	Amount	Level 1	Level 2	Level 3
Derivative investment asset	$2,697	$—	$—	$2,697
Investment in debt security	726	—	—	726
Total	$3,423	$—	$—	$3,423

There were no transfers between Level 1, 2 or 3 during the six months ended March 31, 2024.

The activities of the financial instruments that were measured and recorded at fair value on the Company's balance sheets on a recurring basis during the six months ended March 31, 2024 are described in Note 6 - Investments.

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

3.
ACQUISITIONS

Asset Acquisitions

Dalton 3 Acquisition - Dalton, GA

On February 2, 2024, the Company, through its wholly-owned subsidiary CSRE Properties Dalton, LLC, entered into two purchase agreements with Makerstar Capital, Inc. and its wholly-owned subsidiary, Eyas Investment Group, for approximately two (2) acres of real property (the “Dalton Property”) located in Dalton, Whitfield County, Georgia and all improvements, fixtures and personal property situated on the Dalton Property. The Dalton Property was in the early stages of construction and included a concrete foundation and in-process electrical infrastructure. The combined purchase price (including direct acquisition costs of $132) for the real property and improvements, fixtures and personal property was approximately $3,569. The transaction was accounted for as an asset acquisition, whereby the total purchase price is allocated first to the fair value of the assets acquired and any excess purchase price is allocated to the acquired assets pro-rata. No goodwill is calculated in an asset acquisition.

The allocation of the purchase price of the assets acquired are summarized below:

Purchase Price Allocation: ($ in thousands)	Allocation at Acquisition Date
Land	$327
Building/Improvements	702
Infrastructure	2,540
Total	$3,569

Concurrent with the acquisition of the Dalton Property, the Company entered into a Construction Management Services Agreement dated February 2, 2024 (the “CMSA”) with Makerstar Capital Inc., pursuant to which the Company has engaged Makerstar Capital Inc. to manage the completion of the construction of a 15 MW data center facility on the Dalton Property for aggregate consideration of $3,435. The construction was substantially completed, and the facility began bitcoin mining operations on April 4, 2024.

Mississippi Locations Acquisition - Meridian, Vicksburg and Wiggins, MS

On February 26, 2024, the Company, through its wholly-owned subsidiary CSRE Properties Mississippi, LLC, closed on the Real Property Purchase and Sale Agreement entered into with Makerstar Capital, Inc. on February 5, 2024, pursuant to which the Company agreed to purchase three bitcoin mining facilities in Mississippi for an aggregate purchase price (including direct acquisition costs of $148) of $19,771. The three facilities are located in Meridian, Vicksburg, and Wiggins and each have power purchase agreements with capacities of 22 MW, 6 MW and 16 MW, respectively. The transaction was accounted for as an asset acquisition, whereby the total purchase price is allocated first to the fair value of the assets acquired and any excess purchase price is allocated to the acquired assets pro-rata. No goodwill is calculated in an asset acquisition.

The allocation of the purchase price of the assets acquired are summarized below:

Purchase Price Allocation: ($ in thousands)	Allocation at Acquisition Date
Land	$1,304
Building/Improvements	7,525
Infrastructure	10,942
Total	$19,771

Dalton 1 & 2 Acquisition - Dalton, GA

On June 21, 2023, the Company completed the acquisition of two bitcoin mining facilities in Dalton, GA for $9,389. Each of the facilities are located on separate one-acre sites, each of which are under land leases. The combined facilities utilize 20 MW of power and operates a total of approximately 6,000 miners. The transaction was accounted for as an asset acquisition, whereby the total purchase price is allocated first to the fair value of the assets acquired and any excess purchase price is allocated to the acquired assets pro-rata. No goodwill is calculated in an asset acquisition.

The allocation of the purchase price of the assets acquired are summarized below:

($ in thousands)	Allocation at Acquisition Date
Land lease - right of use asset	$266
Operating lease liability	(266)
Building	1,328
Infrastructure	8,061
Total purchase price	$9,389

There have been no subsequent adjustments to the allocation of the purchase price after the preliminary allocation.

4.
DISCONTINUED OPERATIONS

The Company determined to make available for sale the asset groups related to its energy segment due to its strategic shift to strictly focus on its bitcoin mining operations. As a result, the energy segment's results of operations have been reclassified as discontinued operations on a retrospective basis for all periods presented. Accordingly, the assets and liabilities of this segment are separately reported as “assets and liabilities held for sale” as of March 31, 2024 and September 30, 2023 in the Consolidated Balance Sheets. The Company has since sold the majority of its software and intellectual property assets related to the energy segment and is in the process of selling additional remaining inventory and assets. The results of operations of this segment, for all periods, are separately reported as “discontinued operations” in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Provided below are the key areas of the financials that constitute the discontinued operations:

	March 31, 2024	September 30, 2023
	(Unaudited)
ASSETS
Current assets
Accounts receivable, net	$4	$126
Inventory	320	319
Total current assets held for sale	$324	$445

Total assets held for sale	$324	$445

LIABILITIES
Total current liabilities held for sale	637	1,175
Total liabilities held for sale	$637	$1,175

	For the three months ended		For the six months ended
	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023
Total revenues, net	$—	$28	$—	$129

Total costs and expenses	—	331	—	684

Loss from operations	$—	$(303)	$—	$(555)

Total other income	—	9	—	1,718

(Loss) Income before income tax (expense) benefit	—	(294)	—	1,163
Income tax benefit (expense)	—	—	—	—
Net (loss) income attributable to common shareholders	$—	$(294)	$—	$1,163

5.
BITCOIN

The following table presents the Company's bitcoin holdings as of March 31, 2024 and September 30, 2023:

	As of
Bitcoin holdings	March 31, 2024	September 30, 2023 (unaudited)
Number of bitcoin held	5,021	2,243
Cost basis - per bitcoin	$41,886	$25,074
Fair value - per bitcoin	$71,291	$26,961
Cost basis of bitcoin (in '000s)	$210,324	$56,241
Fair value of bitcoin (in '000s)	$357,981	$60,424

The cost basis represents the valuation of bitcoin at the time the Company earns the bitcoin through mining activities. The cost basis for 2,243 bitcoin held as of the adoption of ASC 350-60, was determined on the "cost less impairment" basis.

The following table presents information based on the activity of bitcoin for the six months ended March 31, 2024:

($ in thousands)
Balance as of September 30, 2023	$56,241
Cumulative effect of the adoption of ASC 350-60	4,183
Adjusted beginning balance - at fair value	$60,424
Addition of bitcoin from mining activities	185,585
Bitcoin sold & issued for services and purchase of software	(43,771)
Gains from fair value adjustments	155,743
Balance as of March 31, 2024	$357,981

The Company's bitcoin holdings are not subject to rehypothecation and do not serve as collateral for any existing loans or agreements. As of March 31, 2024, the Company held no other crypto currency. The cumulative realized gains from dispositions of bitcoin during the three and six months ended March 31, 2024 were $332 and $12,419, respectively.

6.
INVESTMENTS

As of March 31, 2024 and September 30, 2023, the Company had total investments of $1,288 and $3,423, respectively, that are comprised of the following:

Investment in Debt Securities (Preferred Stock) and related Embedded Derivative Asset

On November 5, 2019, the Company entered into a Securities Purchase Agreement (the "SPA"), dated as of November 6, with International Land Alliance, Inc. ("ILAL").

Pursuant to the terms of the SPA with ILAL, the Company purchased 1,000 shares of Series B Preferred Stock of ILAL (the “ILAL Preferred Stock”) for an aggregate purchase price of $500, less certain expenses and fees. The Series B Preferred Stock accrue cumulative in-kind accruals at a rate of 12% per annum and were redeemable on August 6, 2020. The ILAL Preferred Stock can be converted into common stock at a variable rate (refer to the discussion on embedded derivative assets below). This variable conversion ratio will increase by 10% with the occurrence of certain events. Since the investments were not redeemed on August 6, 2020, they are now redeemable at the Company`s option in cash or into common stock, based on the conversion ratio. The ILAL Preferred Stock is recorded as an available-for-sale ("AFS") debt security and is reported at its estimated fair value as of March 31, 2024. Any change in the fair values of AFS debt securities are reported net of income tax as an element of Other Comprehensive Income.

The Company accrued no interest, net on our available-for-sale debt securities as of March 31, 2024 and September 30, 2023, respectively. The fair value of investment in Debt Securities was $784 and $726 as of March 31, 2024 and September 30, 2023, respectively. The Company has included gain on change in fair value of preferred stock amounting to $58 for the six months ended March 31, 2024, and $58 for the six months ended March 31, 2023, as part of Other Comprehensive Income in the Consolidated Statements of Operations and Comprehensive Income (Loss).

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

Total fair value of investment in derivative assets as of March 31, 2024 and September 30, 2023 was $505 and $2,697, respectively. The Company fair values the debt security as a straight debt instrument based on liquidation value and accrued interest to date. The fair value of the derivative asset is based on the difference in the fair value of the debt security determined as a straight debt instrument and the fair value of the debt security if converted as of the reporting date. The Company recorded an unrealized loss on derivative assets of $2,192 for the six months ended March 31, 2024, compared to an unrealized loss on derivative assets of $1,215 for the six months ended March 31, 2023.

The following table sets forth a reconciliation of carrying value of all investments as of March 31, 2024:

($ in thousands)	ILAL Debt Securities	ILAL Derivative Asset
Balance as of September 30, 2023	$726	$2,697
Unrealized loss on derivative asset	—	(2,192)
Unrealized gain on fair value recognized in other comprehensive income	58	—
Balance as of March 31, 2024	$784	$505

7. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

($ in thousands)	March 31, 2024	September 30, 2023
Land	$6,813	$4,144
Land improvements	5,431	1,564
Building and improvements	75,382	52,198
Leasehold improvements	672	672
Miners	658,677	527,868
Mining equipment	22,579	18,706
Infrastructure	105,664	45,612
Machinery and equipment	2,727	1,907
Furniture and fixtures	1,253	386
Construction in progress	14,037	81,875
Total	$893,235	$734,932
Less: accumulated depreciation	(222,725)	(170,537)
Property and equipment, net	$670,510	$564,395

Depreciation expense for the six months ended March 31, 2024 and 2023 was $60,999 and $39,656, respectively. For the six months ended March 31, 2024, the Company disposed of $11,648 of miners with a net book value of $2,837 for $508 and recognized a $2,329 loss on disposal.

The Company placed-in service property and equipment of $214,448 during the six months ended March 31, 2024, which included $287 in machinery and equipment acquired in equipment loan transactions. This increase in fixed assets primarily consisted of miners of $142,456. Assets acquired through acquisition transactions (see Note 3 Acquisitions) resulted in an additional $23,340 in total assets placed in service. Additionally, in January 2024, the Company purchased raw land next to the Sandersville, GA location for approximately $1,038.

On April 7, 2023, CleanSpark HQ, LLC (“HQLLC”), a single-member limited liability company and subsidiary wholly owned by the Company, purchased certain real property located in Henderson, Nevada (the "Eastern Property") for $4,100. The property consists of approximately 15,000 square feet of office space. The Company utilizes this office space as its new corporate headquarters. The real property is recorded in building and building improvements and was placed in service in the first quarter of fiscal 2024.

Construction in progress: The Company is expanding its facilities in the State of Georgia, including infrastructure, building, and land improvements to expand its mining operations.

As of March 31, 2024 and September 30, 2023, the Company has outstanding deposits for miners and mining equipment totaling $161,309 and $75,959, respectively. Such deposits are as long-term assets on the Consolidated Balance Sheets.

8. INTANGIBLE ASSETS

Intangible assets consist of the following as of March 31, 2024 and September 30, 2023:

	March 31, 2024			September 30, 2023
($ in thousands)	Intangible assets	Accumulated amortization	Net intangible assets	Intangible assets	Accumulated amortization	Net intangible assets
Software	$608	$(143)	$465	$440	$(90)	$350
Websites	15	(11)	4	15	(8)	7
Strategic Contract	9,800	(6,533)	3,267	9,800	(5,554)	4,246
Total	$10,423	$(6,687)	$3,736	$10,255	$(5,652)	$4,603

Amortization expense for the six months ended March 31, 2024 and 2023 was $1,035 and $1,019, respectively.

The Company expects to record amortization expense of intangible assets over the next 5 years and thereafter as follows:

Fiscal Year
($ in thousands)	March 31, 2024
2024	$1,043
2025	2,083
2026	449
2027	119
2028	42
Total	$3,736

9.
LEASES

On October 1, 2019, the Company adopted the amendments to ASC 842 Leases, which require lessees to recognize lease assets and liabilities arising from operating leases on the balance sheet.

In January 2024, the Company ceased usage of its prior corporate headquarters, which was accounted for as an operating lease. As of March 2024, the Company has not sub-leased the location and has impaired the right of use asset in the amount of $396 and has recorded this as "impairment expense - other" on the Consolidated Statement of Operations and Comprehensive Income (Loss).

The Company's lease costs recognized during the six months ended March 31, 2024 and 2023 in the unaudited Consolidated Statements of Operations and Comprehensive Income (Loss) consist of the following:

	For the three months ended		For the six months ended
($ in thousands)	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023
Operating lease cost (1)	$47	$79	$93	$159
Finance lease cost:
Depreciation expense of financed assets	$41	$39	$82	$119
Interest on lease obligations	$1	$4	$3	$10

(1) Included in general and administrative expenses

Other lease information is as follows:

	For the six months ended
($ in thousands)	March 31, 2024	March 31, 2023
Cash paid for amounts included in measurement of lease obligations:
Operating cash outflows from operating leases	$111	$206
Operating cash outflows from finance leases	$3	$6
Financing cash outflows from finance leases	$87	$93

	March 31, 2024	September 30, 2023
Weighted-average remaining lease term - operating leases	3.3 years	3.8 years
Weighted-average remaining lease term - finance leases	0.5 years	0.9 years
Weighted-average discount rate - operating leases	5.40%	5.40%
Weighted-average discount rate - finance leases	5.50%	5.50%

The following is a schedule of the Company's lease liabilities by contractual maturity as of March 31, 2024:

($ in thousands) Fiscal Year	Operating Leases	Finance Leases
2024	$103	$44
2025	201	9
2026	204	—
2027	106	—
2028	41	—
Gross lease liabilities	655	53
Less: imputed interest	(47)	(1)
Present value of lease liabilities	$608	$52
Less: Current portion of lease liabilities	(177)	(52)
Total lease liabilities, net of current portion	$431	$—

10. LOANS

As of March 31, 2024, the Company had a gross balance outstanding of $12,900, netted against discount on loans payable of $124. Total principal payments on loans during the six months ended March 31, 2024 were $3,467.

The following is a schedule of the Company's loan balance, net of debt discount and future loan payments, as of March 31, 2024:

			March 31, 2024	September 30, 2023
($ in thousands)	Maturity Date	Rate	Debt Balance, Net	Debt Balance, Net
Master Equipment Financing Arrangement	Apr-25	13.80%	$8,496	$11,603
Mortgage - Corporate Facility	Apr-25	10.00%	1,965	1,950
Marquee Funding Partners	Jul-26 - Feb-27	13.00%	1,503	1,725
Auto & Equipment Loans	Sep-24 - Dec-29	0.0-11.3%	812	625
Total Loans Outstanding			$12,776	$15,903
Less: current portion of long-term loans			(7,686)	(6,992)
Long-term loans, excluding current portion			$5,090	$8,911

($ in thousands)	5-Year Loan Maturities
Outstanding Loan	FY 2024	FY 2025	FY 2026	FY 2027	FY 2028	Thereafter	Total
Master Equipment Financing Arrangement	$3,364	$5,221	$—	$—	$—	$—	$8,585
Mortgage - Corporate Facility	—	2,000	—	—	—	—	2,000
Marquee Funding Partners	236	521	592	154	—	—	1,503
Auto & Equipment Loans	107	226	218	128	97	36	812
Total principal amount of loan payments by fiscal year	$3,707	$7,968	$810	$282	$97	$36	$12,900
Unamortized deferred financing costs and discounts							(124)
Total loan book value as of March 31, 2024							$12,776

Mortgage - Corporate Office

On May 10, 2023, HQLLC completed a refinancing transaction whereby it borrowed a net $1,937 against the equity of the real property purchased in April 2023 that is currently utilized as the Company's Corporate Office (see Note 7). The loan agreement has a two year term, 10% interest rate and monthly interest only payments until maturity.

Master Equipment Financing Agreement

On April 22, 2022, the Company entered into a Master Equipment Financing Agreement (the "Master Equipment Financing Agreement") with Trinity Capital Inc. (the "Lender"). The Master Equipment Financing Agreement provided for up to $35,000 of borrowings to finance the Company’s acquisition of blockchain computing equipment. The Company received a loan of $20,000 at closing, with the remaining $15,000 fundable upon the Company's request, if requested no later than December 31, 2022, subject to certain customary conditions. The Company did not request the funding and agreed with the Lender that the related 1% loan commitment fee for the unused portion would be refunded to the Company, which was received in December 2022. The borrowings under the Master Equipment Financing Agreement are collateralized by 3,336 S19j Pro miners, which are located at our College Park, GA and Norcross, GA sites.

Marquee Funding Partners

In connection with the acquisition of a bitcoin mining facility from WAHA Technologies Inc. in August 2022, certain assets were encumbered with mortgages which the Company assumed. The mortgages assumed have a current unpaid principal balance of $1,503, remaining payment terms ranging from 28-35 months and annual interest of 13%.

Auto and Equipment Loans

The Company has entered into various financing arrangements to purchase vehicles and non-miner equipment with combined principal outstanding at March 31, 2024 of $812. The loans vary in terms from 12-72 months with annual interest rates ranging from 0.00% - 11.30%. The loans are secured with the purchased vehicles and equipment. During the six months ended March 31, 2024, the Company entered into seven separate agreements for the purchase of machinery, autos and equipment with a combined principal of $287, with terms ranging from 12-72 months and interest rates ranging from 0.00% to 11.3%.

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

The Company's income tax expense (including discrete items) was $11,595 and nil for the three months ended March 31, 2024 and 2023 and $12,994 and nil for the six months ended March 31, 2024 and 2023, respectively. The Company's estimated annual effective tax rate of 7.8% differs from the U.S. statutory rate of 21% primarily due to maintaining a valuation allowance on the deferred tax assets.

12. STOCKHOLDERS’ EQUITY

Overview

The Company’s authorized capital stock consists of 300,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share. In the 2023 Annual Meeting of Stockholders held in March 2023, the Company's stockholders approved an amendment to the Company's First Amended and Restated Articles of Incorporation to increase the number of shares of common stock authorized for issuance from 100,000,000 to 300,000,000. As of March 31, 2024, there were 225,469,791 shares of common stock issued and outstanding and 1,750,000 shares of preferred stock issued and outstanding. As of September 30, 2023, there were 160,184,921 shares of common stock issued and outstanding and 1,750,000 shares of preferred stock issued and outstanding.

For the three and six months ended March 31, 2024, the Company recorded $2,842 and $3,421, respectively, as dividends to holders of the Series A Preferred Stock, pursuant to the requirements listed in the certificate of designation. The dividends recorded for the three months ended December 31, 2023 of $579 were paid to the Series A Preferred Stock and the remaining unpaid dividend is recorded on the Consolidated Balance Sheets as Dividends Payable.

On June 3, 2021, the Company entered into an At The Market Offering Agreement (the “Original ATM Agreement”) with H.C. Wainwright & Co., LLC (the “Agent”) to create an at-the-market equity program under which the Company may, from time to time, offer and sell shares of its common stock, having an aggregate gross offering price of up to $500,000 to or through the Agent.

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

On January 5, 2024, the Company entered into a new At The Market Offering Agreement (the “2024 ATM Agreement”) with the Agent, to create an at-the-market equity program under which the Company may, but has no obligation to, issue and sell up to the lesser number of shares of the Company’s common stock that does not exceed (a) $500,000 of shares of common stock, or (b) the number of authorized but unissued shares of common stock (less the number of shares of common stock issuable upon exercise, conversion or exchange of any outstanding securities of the Company or otherwise reserved from the Company’s authorized capital stock). In connection with the Company’s entry into the 2024 ATM Agreement, the ATM Agreement was terminated. From the inception of the 2024 ATM Agreement through March 31, 2024, the Company issued and sold 34,075,408 shares under the 2024 ATM Agreement for net proceeds of $487,500.

On March 28, 2024, the Company entered into Amendment No. 1 to the At the Market Offering Agreement with the Agent (the “March 2024 ATM Amendment”). Under the March 2024 ATM Amendment, the Company may, but has no obligation to issue and sell up to the lesser number of shares of the Company’s common stock that does not exceed (a) $800,000 of shares of common stock, or (b) the number of authorized but unissued shares of common stock (less the number of shares of common stock issuable upon exercise, conversion or exchange of any outstanding securities of the Company or otherwise reserved from the Company’s authorized capital stock).

Common stock issuances during the six months ended March 31, 2024

The Company issued 62,554,658 shares of common stock under its ATM Agreement and 2024 ATM Agreement resulting in net proceeds of $629,074 during the six months ended March 31, 2024.

The Company issued 3,800,313 shares of common stock in relation to the settlement of restricted stock awards and withheld 1,184,490 shares of common stock of $17,139 for net settlement.

The Company issued 114,389 shares of common stock in connection with the exercise of stock options and warrants. Cash received from such issuance was $541.

Common stock issuances during the six months ended March 31, 2023

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

The Company issued 1,100,890 shares of common stock valued at $2,840 in settlement of the contingent purchase price in connection with the acquisition of a bitcoin mining facility from Mawson Infrastructure Group, Inc.

Common stock returned during the six months ended March 31, 2023

The Company had 83,417 shares of common stock returned in connection with the acquisition of ATL due to nonsatisfaction of certain milestones.

13. STOCK WARRANTS

The following is a summary of stock warrant activity during the six months ended March 31, 2024.

	Number of Warrant Shares	Weighted Average Exercise Price ($)
Balance, September 30, 2023	185,560	$13.49
Warrants expired	(103,000)	$18.20
Warrants exercised	(65,000)	$8.00
Balance, March 31, 2024	17,560	$6.12

As of March 31, 2024, there were warrants exercisable to purchase 17,560 shares of common stock in the Company and there were no warrants that were unvested. These warrants have a weighted average exercise price of $6.12. During the six months ended March 31, 2024, there were 65,000 warrants exercised on a cash-less basis, with 42,777 net shares issued.

As of March 31, 2024, 10,000 of the outstanding warrants had a remaining term of 4.4 years and an intrinsic value of $132. The remaining 7,560 of the outstanding warrants do not have expiration dates and have an intrinsic value of $133.

14. STOCK-BASED COMPENSATION

The Company sponsors a stock-based incentive compensation plan known as the 2017 Incentive Plan (the “Plan”) with an evergreen provision that allows for the increase of the maximum number of shares of common stock available under the Plan to fifteen percent (15%) of the Company's outstanding shares of common stock. As of March 31, 2024, prior to giving any effect to the evergreen provision that allows for the increase of shares on April 1, 2024, there were 10,016,167 shares available and authorized for issuance under the Plan.

STOCK OPTIONS

The following is a summary of stock option activity during the six months ended March 31, 2024:

	Number of Option Shares	Weighted Average Exercise Price ($)
Balance, September 30, 2023	1,970,458	$14.86
Options granted	90,000	$8.99
Options expired	(82,413)	$8.92
Options canceled/forfeited	(31,073)	$6.00
Options exercised	(71,612)	$7.56
Balance, March 31, 2024	1,875,360	$15.27

As of March 31, 2024, there were options exercisable to purchase 1,208,895 shares of common stock in the Company and 666,465 unvested options outstanding that cannot be exercised until vesting conditions are met. As of March 31, 2024, the outstanding options had a weighted average remaining term of 5.29 years and an intrinsic value of $12,784.

For the six months ended March 31, 2024, the Company also granted 90,000 options to purchase shares of common stock to employees with a total fair value of $769.

The Black-Scholes model utilized the following inputs to value the options granted during the six months ended March 31, 2024:

Fair value assumptions Options:	March 31, 2024
Risk free interest rate	3.94% - 4.82%
Expected term (years)	5.77 - 6.16
Expected volatility	122.05% - 176.02%
Expected dividends	0%

The Company recognized stock-based compensation expense relating to stock options of $3,620 and $3,145 for the six months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, the Company expects to recognize $4,041 of stock-based compensation for the non-vested outstanding options over a weighted-average period of 2.1 years.

RESTRICTED STOCK UNITS

The Company grants restricted stock units ("RSU"s) that contain a) service conditions, b) performance conditions, or c) market performance conditions. RSUs containing service conditions vest monthly or annually. RSUs containing performance conditions generally vest over 1 year, and the number of shares earned depends on the achievement of predetermined Company metrics. RSUs that contain market conditions will vest based on the terms of the agreement and generally are over the employee's term of employment.

The Company recognizes the expense equal to the total fair value of the RSUs on the grant date. The time-based RSUs granted were valued equal the stock price on the grant date and the value of market-based RSUs were valued utilizing the Monte-Carlo valuation model. The expense is recognized ratably over the requisite service period.

The following table summarizes the activity for all RSUs during the six months ended March 31, 2024:

	Number of Shares	Weighted Average Fair Value Per Share	Aggregate Intrinsic Value
Outstanding at September 30, 2023	5,471,435	$4.18	$20,846
Granted	209,972	3.81
Vested	(3,763,915)	3.86
Forfeited	(2,504)	4.15
Outstanding at March 31, 2024	1,914,988	$4.78	$40,617

On September 29, 2023, the Compensation Committee granted 3,460,000 market-based restricted stock units to senior leadership of the Company. A 33% tranche of the market-based awards vest based upon the Company's stock price reaching 200%, 300% and 400% of the stock price on the date of grant. The vesting of each tranche was dependent upon the target stock price being met for at least 10 of 20 consecutive trading days and the awards were not dependent on a defined service period. The total fair value of the award is approximately $13,160. In December 2023, the Company's stock price reached the 200% target and 33% of the grant was vested and shares settled. In February 2024, the Company's stock reached both 300% and 400% of the target stock price for a period greater than 10 of 20 consecutive days and the remaining market-based awards vested. Accordingly, the Company recognized the entire $13,160 in stock compensation through March 2024 and all shares were settled as of March 31, 2024.

On October 1, 2023, the Company granted 209,972 time-based RSUs to its board members as part of their annual compensation. These RSUs vest 25% each quarter-end and have a combined grant-date fair value of $800. The first vesting occurred on December 31, 2023, and 52,492 shares were settled and issued in January 2024. The second vesting occurred on March 31, 2024, and 52,492 shares were settled and issued in April 2024.

As of March 31, 2024, the Company had 1,914,988 outstanding unvested time-based restricted stock awards. About 50% of the time-based awards will vest by September 2024 and the rest will vest in the Company's fourth fiscal quarter ending September 30, 2025.

As of September 30, 2023, the Company had 196,435 performance-based awards that were unvested. In October 2023, 193,931 performance-based awards vested when the Company achieved its exahash target rate of 10.0. Additionally, 2,504 performance-based awards were forfeited in October 2023 due to termination.

The Company recognized stock-based compensation expense relating to restricted stock units of $16,130 and $8,476 for the six months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, the Company had $6,803 in unrecognized compensation costs related to all RSU awards that it expects to recognize over a weighted average period of 1.39 years.

15. COMMITMENTS AND CONTINGENCIES

Purchase of bitcoin mining related equipment

The Company had $92,544 in open purchase commitments for miners or mining equipment as of March 31, 2024. These commitments pertain to the purchase transactions with Bitmain Technologies Delaware Limited ("Bitmain Technologies") signed in both October 2023 and January 2024 for the purchase of 22,050 and 60,000 Antminer S21 bitcoin mining machines with purchase prices of $61,740 and $193,200 (after coupons), respectively. As of March 31, 2024, the Company has made combined payments of $158,884 and has accrued $3,512 for payment included in accounts payable and accrued liabilities on the Consolidated Balance Sheets. In connection with the October 2023 miner transaction, the purchase agreement allowed for a portion of the purchase price to be paid one year after shipment of the miners.

Contractual future payments

The following table sets forth certain information concerning our obligations to make contractual future payments towards our agreements as of March 31, 2024:

($ in thousands)	Fiscal Year 2024	Fiscal Year 2025	Fiscal Year 2026	Fiscal Year 2027	Fiscal Year 2028	Thereafter	Total
Recorded contractual obligations:
Operating lease obligations	$103	$201	$204	$106	$41	$—	$655
Finance lease obligations	44	9	—	—	—	—	53
Loans	4,466	8,541	898	303	104	38	14,350
Construction in progress	16,090	—	—	—	—	—	16,090
Miners and mining equipment contracts	83,720	8,824	—	—	—	—	92,544
Total	$104,423	$17,575	$1,102	$409	$145	$38	$123,692

Legal contingencies

In addition to the legal matters disclosed below, the Company may from time to time be subject to various legal proceedings and claims that arise in the ordinary course of its business activities. The outcome of litigation is inherently uncertain. If one or more legal matters were resolved against the Company in a reporting period for amounts above management’s expectations, the Company’s financial condition and operating results for that reporting period could be materially adversely affected.

Bishins v. CleanSpark, Inc. et al.

On January 20, 2021, Scott Bishins (“Bishins”), individually, and on behalf of all others similarly situated (together, the “Class”), filed a class action complaint in the United States District Court for the Southern District of New York against the Company, its Chief Executive Officer, Zachary Bradford (“Bradford”), and its Chief Financial Officer at the time, Lori Love (“Love”) (such action, the “Class Action”). Subsequent to the filing of the Class Action, Darshan Hasthantra, as lead Plaintiff (together with Bishins, the “Plaintiffs”), filed an amended complaint (the “Amended Class Complaint”), which named S. Matthew Schultz (“Schultz”) as a defendant (the Company, Bradford and Schultz, collectively, the “Defendants”) and no longer named Love as a defendant.

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

Consolidated Ciceri Derivative Actions

On May 26, 2021, Andrea Ciceri (“Ciceri”), derivatively on behalf of CleanSpark, Inc., filed a verified shareholder derivative action (the “Ciceri Derivative Action”) in the United States District Court in the District of Nevada against certain of the Company’s officers and directors (collectively referred to as “Ciceri Derivative Defendants”) (Ciceri v. Bradford, Schultz, Love, Beynon, McNeill and Wood). On June 22, 2021, Mark Perna (“Perna”) (Ciceri, Perna, and Ciceri Derivative Defendants collectively referred to as the “Parties”) filed a verified shareholder derivative action (the “Perna Derivative Action”) in the same court against the same Ciceri Derivative Defendants, making substantially similar allegations. On June 29, 2021, the Court consolidated the Ciceri Derivative Action with the Perna Derivative Action in accordance with a stipulation among the Parties (the consolidated case referred to as the “Consolidated Ciceri Derivative Action”). The Consolidated Ciceri Derivative Action asserts claims of breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets and seeks declaratory relief, monetary damages, and the imposition of adequate corporate governance and internal controls.

In June 2023, the Company’s Board of Directors appointed a special litigation committee (the “SLC”), comprised of independent Directors and represented by independent counsel, to intervene in the case, investigate, evaluate and prosecute as appropriate any and all claims asserted in the Consolidated Ciceri Derivative Action as well as the Consolidated Smith Derivative Actions (defined below). On October 23, 2023, the Court stayed the case until July 23, 2024, pending the completion of the SLC’s investigation.

The Company believes that the claims raised in the Consolidated Ciceri Derivative Action are without merit. The Company intends to both defend itself vigorously against these claims and to vigorously prosecute any counterclaims. At this time, the Company is unable to estimate potential losses, if any, related to the Consolidated Ciceri Derivative Action.

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

The operative Consolidated Smith Derivative Actions assert claims of breach of fiduciary duties, unjust enrichment and corporate waste and seek monetary damages, restitution, declaratory relief, litigation costs, and the imposition of adequate corporate governance and internal controls.

On November 6, 2023, the Court stayed the Consolidated Smith Derivative Actions for five months pending the completion of the SLC’s investigation. On March 26, 2024, the SLC moved for an extension of the stay, which was granted on April 23, 2024, through July 8, 2024.

The Company believes that the claims raised in Consolidated Smith Derivative Actions are without merit. The Company intends to both defend itself vigorously against these claims and to vigorously prosecute any counterclaims. At this time, the Company is unable to estimate potential losses, if any, related to the Consolidated Smith Derivative Actions.

16. MAJOR CUSTOMERS AND VENDORS

The Company has one mining pool operator (Foundry Digital) that represented 100% of revenue for the six months ended March 31, 2024 and 2023.

For the six months ended March 31, 2024 and 2023, the Company had the following significant suppliers of mining equipment.

	Six Months Ended
	March 31, 2024	March 31, 2023
Cryptech Solutions	0%	72%
Bitmain Technologies	100%	0%
Sunnyside Digital Inc.	0%	27%

17.
SUBSEQUENT EVENTS

We have evaluated events occurring between April 1, 2024 through May 8, 2024. There were no material subsequent events except as disclosed below:

At-the-Market Equity Issuances

From April 1, 2024 through May 8, 2024, the Company issued 2,342,000 shares under its March 2024 ATM Amendment offering facility resulting in net proceeds of approximately $45,502.

Issuance of Shares from Option Exercises

From April 1, through May 8, 2024, the Company issued 58,469 shares of common stock relating to exercises of employee stock options.

Miner Purchase Agreement

On April 11, 2024, the Company entered into a Supplemental Agreement with Bitmain Technologies to amend certain terms of the Future Sales and Purchase Agreement dated January 6, 2024. The Supplemental Agreement amends the January 2024 Bitmain Technologies contract by modifying the type of miners to be purchased under the option from the S21 model to the upgraded S21 Pro model at a total purchase price of $374,400 for 100,000 units. The Company has paid a combined total of $93,600, of which $32,000 was paid as of March 31, 2024 and is included in Deposits on miners and mining equipment in our Consolidated Balance Sheets, and the remainder of $61,600 was paid in April 2024.

Bitcoin Reward Halving

On April 20, 2024, the bitcoin rewards issued for each block solved dropped from 6.25 to 3.125, effectively reducing the non-cash consideration received from bitcoin mining by 50% (excluding transactions fee rewards).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

($ presented in 000's, except for bitcoin price)

The following discussion and analysis of our financial condition and results of operations should be read together with the interim consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023 ("Form 10-K"). This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in other parts of this Quarterly Report on Form 10-Q, as well as those identified in the “Risk Factors” section of our Form 10-K. Our historical results are not necessarily indicative of the results that may be expected for any period in the future. See “Forward-Looking Statements.”

Company Overview

We are a bitcoin mining company. We have no intention to mine, purchase or hold any other cryptocurrency at this time or in the foreseeable future, and we did not hold any other cryptocurrency as of March 31, 2024. We independently own and operate five data centers in Georgia and three data centers in Mississippi for a total developed power capacity of approximately 435 megawatts (“MW”). We have completed an additional 50 MW of data center infrastructure in Sandersville, GA, which is pending the commissioning of a utility transformer before it goes into service, and we are currently finalizing the development of an additional 15 MW expansion at our Dalton, GA locations. We have a partner in Massena, NY that hosts 50 MW for us. We design our infrastructure to responsibly support bitcoin, the world’s most important digital commodity and an essential tool for financial independence and inclusion. We strive to leave the planet better than we found it by investing in communities that source low-carbon energy, like wind, solar, nuclear, and hydro. We cultivate trust and transparency among our employees, the communities we operate in, and the people around the world who depend on bitcoin.

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

Factors such as access to specialized mining servers, energy, electricity cost, environmental factors (such as cooling capacity) and location play important roles in mining. As of March 31, 2024, our operating mining units were capable of producing over 16.4 exahash per second (“EH/s”) of computing power. In bitcoin mining, “hashrate” is a measure of the computing and processing power and speed by which a mining computer mines and processes transactions on the bitcoin network. We expect to continue increasing our computing power through 2024 and beyond as we expand our infrastructure at our owned sites in the State of Georgia, seek strategic acquisition targets, and through strategic co-location agreements. As of April 30, 2024, we operated a high of 17.3 EH/s of computing power. A company’s computing power measured in hashrate is generally considered to be one of the most important metrics for evaluating bitcoin mining companies.

We owned approximately 150,000 miners as of March 31, 2024, of which approximately 133,000 are in service and the remainder pertain to new machines ready to install in the Dalton, GA expansion or are pending repair. These miners range in age from 1-39 months and have an average age of approximately 14 months. We do not have scheduled downtime for our miners, however, we periodically perform unscheduled maintenance and curtailments on our miners, but such downtime has not historically been significant. When performing unscheduled maintenance, we will typically replace the miner with a substitute miner to limit overall downtime. The miners owned as of March 31, 2024 had a range of energy efficiency (watts per terahash – “w/th”) of 17.5 to 41 w/th with an average energy efficiency of 24.6 w/th.

We obtain bitcoin as a result of our mining operations, and we sell bitcoin from time to time to support our operations and strategic growth. Although we may engage in regular trading of bitcoin in the future, we have not previously engaged in trading of bitcoin (other than as necessary to convert our bitcoin into U.S. dollars) or hedging activities related to our holding of bitcoin; however, our decisions to hold or sell bitcoin at any given time may be impacted by the bitcoin market, which has been historically characterized by significant volatility. Currently, we do not use a formula or specific methodology to determine whether or when we will sell bitcoin that we hold, or the number of bitcoins we will sell. Rather, decisions to hold or sell bitcoins are currently determined by management by analyzing forecasts and monitoring the market in real time.

The value of bitcoin has historically been subject to wide swings. The following table provides a range of intraday low and intraday high bitcoin prices between October 1, 2022 through March 31, 2024.

Range of intraday bitcoin prices
Quarterly Reporting Periods Ended	Minimum Price	Maximum Price
December 31, 2022	$15,460	$21,479
March 31, 2023	$16,490	$29,190
June 30, 2023	$24,750	$31,444
September 30, 2023	$24,900	$31,862
December 31, 2023	$26,521	$45,000
March 31, 2024	$38,501	$73,836

As of March 31, 2024, we held 5,021 bitcoins. As of March 31, 2024, the Company held 58% of its bitcoin in cold storage and 42% in hot wallets. The fair value of our bitcoins as of March 31, 2024 was $357,981 on our Consolidated Balance Sheets. Effective October 1, 2023, we adopted ASC 350-60, which requires bitcoin to be measured at fair value. See Note 2 - Summary of Significant Accounting Policies for more details on the impact of implementation to the financial statements. As a result, the carrying value of each bitcoin we held at December 31, 2023 and each subsequent reporting period reflects the price of one bitcoin quoted on the active exchange, Coinbase, at the end of the reporting period. Therefore, negative swings in the market price of bitcoin could have a material impact on our earnings and on the carrying value of our bitcoin.

As of September 30, 2023, we held $0.05 in USD Coin (“USDC”), which is a digital currency that is fully backed by U.S. dollar assets, with the value of one USDC coin pegged 1:1 to the value of one U.S. dollar. As of March 31, 2024, the Company did not hold any digital currency other than bitcoin.

Through our wholly owned subsidiaries CSRE Properties, LLC, CSRE Property Management Company LLC, CSRE Properties Norcross, LLC, CSRE Properties Washington, LLC, CSRE Properties Sandersville, LLC, CSRE Properties Dalton, LLC, Dalton15, LLC, CleanSpark MS, LLC, CSRE Properties Mississippi, LLC, CSRE Properties Vicksburg, LLC, and CleanSpark HQ, LLC, we maintain real property holdings.

Discontinued Operations

As of June 30, 2022, we deemed our energy operations to be discontinued operations due to our strategic decision to strictly focus on bitcoin mining operations and divest of our energy assets.

Results of continuing operations for the three and six months ended March 31, 2024 and 2023

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

There are a variety of factors that influence our ability to mine bitcoin profitability. Our ability to mine profitability is dependent on successfully navigating these fluctuating variables, which include bitcoin’s value in USD (the volatility of which is described above), mining difficulty, block rewards and halving, global hashrate, power prices, fleet energy efficiency, data center energy efficiency, and other factors.

The energy efficiency of a mining fleet helps drive profitability, because the most significant direct expense for bitcoin mining is power. We measure efficiency by the watts of energy required to produce each terahash of processing power. We believe we operate a highly efficient fleet of miners. The table below describes our fleet as of March 31, 2024 and 2023 and our miner efficiency and computing power as compared to the global computing power.

	As of the periods ended
Combined facilities	March 31, 2024	March 31, 2023
Period ended Global hashrate (in terms of EH/s) (1)	566.0	352.0
Period ended miner efficiency (w/th) (2)	24.6	31.0
Period ended CleanSpark hashrate (in terms of EH/s)	16.4	6.7
Period ended CleanSpark percentage of total global hashrate	2.90%	1.90%

(1) Total global hashrate obtained from YCHARTS (https://ycharts.com/indicators/bitcoin_network_hash_rate).
(2) Watts of energy required to produce each terahash of processing power.

As of March 31, 2024, our operating hashrate was approximately 2.9% of the total global hashrate, and we received approximately the same percentage of the global blockchain rewards, which as of that date equaled approximately 25-27 bitcoin per day, excluding the bitcoin earned from network transaction fees. Ultimately, in order to mine profitably, we work to ensure that these mining rewards cover our direct operating costs.

The table below describes the average cost of mining each bitcoin for the three and six months ended March 31, 2024 and 2023 and the total energy usage and cost per each kilowatt hour ("KWH") utilized within both our four owned facilities and our hosted facility.

	For the Three Months Ended		For the Six Months Ended
Cost of Revenues - Analysis of costs to mine one bitcoin (per bitcoin amounts are actual)	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023
Cost of Mining - Owned Facilities
Cost of energy per bitcoin mined	$14,691	$10,999	$13,757	$11,840
Other direct costs of mining - non energy utilities per bitcoin mined	1	40	14	45
Cost to mine one bitcoin - Owned facilities	$14,692	$11,039	$13,771	$11,885

Cost of Mining - Hosted Facilities
Hosting fees expense per one bitcoin	$32,746	$13,829	$27,116	$13,691

Weighted average cost of mining one bitcoin (1)(3)	$16,882	$11,730	$15,599	$12,403

Average revenue of each bitcoin mined (2)	$55,030	$22,706	$45,811	$20,651
Cost of mining one bitcoin as % of average bitcoin mining revenue	30.7%	51.7%	34.1%	60.1%

Statistics
Owned Facilities
Total bitcoin mined at owned facilities	1,785	1,408	3,496	2,425
Bitcoin mining revenue - Owned facilities - ($ in thousands)	$98,784	$31,993	$161,184	$50,434
Total miners in service in owned facilities - as of the periods ended	117,693	54,720	117,693	54,720
Total KWHs utilized	612,805,380	333,722,000	1,108,002,408	556,386,000
Total energy expense - ($ in thousands)	$26,228	$15,486	$48,099	$28,712
Cost per KWH	$0.043	$0.046	$0.043	$0.052
Energy expense as percentage of bitcoin mining revenue, net	26.6%	48.4%	29.7%	56.9%
Other direct costs of mining - non energy utilities - ($ in thousands)	$2	$57	$44	$109

Hosted Facilities
Total bitcoin mined at hosted facilities	246	463	555	976
Bitcoin mining revenue - Hosted facilities - ($ in thousands)	$13,015	$10,495	$24,401	$19,801
Total miners in service in hosted facilities - as of the periods ended	16,270	16,405	16,270	16,405
Total KWHs utilized	107,324,037	109,468,000	211,922,927	217,806,000
Total hosting fee expense - ($ in thousands)	$8,068	$6,407	$15,051	$13,362
Hosting fee per KWH	$0.075	$0.059	$0.071	$0.061
Hosting fee expense as percentage of bitcoin mining revenue, net	62.0%	61.0%	61.7%	67.5%

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

(3) The weighted average cost of mining one bitcoin excludes equipment related expenses, such as miner depreciation expense and direct miner financing costs. Although the Company recognizes depreciation with respect to its mining assets, it does not consider depreciation in determining whether it is economical to operate its mining equipment. As a result, the Company does not consider the sunk costs or depreciation of past capital investments in its historical or forecasted breakeven analysis. If depreciation and financing costs of our miner fleet were factored into the above cost of mining analysis, the total "cost to mine one bitcoin" would increase by $13,652 and $10,221 per bitcoin mined for the three months ended March 31, 2024 and 2023, respectively, bringing the total “cost to mine one bitcoin” to $30,534 and $21,951, respectively. If depreciation and financing costs of our miner fleet were factored into the above cost of mining analysis for the six months ended March 31, 2024 and 2023, the total "cost to mine one bitcoin" would increase by $13,139 and $10,729 per bitcoin mined, respectively, bringing the total “cost to mine one bitcoin” to $28,738 and $23,132, respectively.

Power prices are the most significant cost driver for our wholly owned locations, and energy costs represented 26.6% and 48.4% as expressed as a percentage of bitcoin mining revenues during the three months ended March 31, 2024 and 2023, respectively, and were 29.7% and 56.9% for the six months ended March 31, 2024 and 2023, respectively. For our co-locations, hosting fees (which comprise direct operating costs of the third-party operator with energy as the largest cost) and profit sharing were a combined 62.0% and 61.0% as a percentage of bitcoin mining revenues during the three months ended March 31, 2024 and 2023, respectively, and were 61.7% and 67.5% for the six months ended March 31, 2024 and 2023, respectively.

Energy prices can be highly volatile and global events (including the war in Ukraine and the resulting natural gas shortage) caused power prices to increase nationwide in 2022. All of our wholly owned and operated sites in the State of Georgia and our hosted miners in New York State are currently subject to variable prices and market rate fluctuations with respect to wholesale power costs. Such prices are governed by power purchase agreements which vary by location, and said prices can change hour to hour. While this renders energy prices less predictable, it also gives us greater ability and flexibility to actively manage the energy we consume with an eye towards increasing profitability and energy efficiency. Energy prices are also highly sensitive to weather events, such as winter storms and polar vortices, which increase the demand for power regionally. When such events occur, we may curtail our operations to avoid using power at increased rates. The average power prices we paid in our owned facilities for the three months ended March 31, 2024 and 2023 were $0.043 and $0.046 per kilowatt hour, respectively, and were $0.043 and $0.052 per kilowatt hour for the six months ended March 31, 2024 and 2023, respectively. At our hosting facilities, the hosting fee as compared to KWHs utilized in the hosted facilities was $0.075 and $0.059 per kilowatt hour for the three months ended March 31, 2024 and 2023, respectively, and was $0.071 and $0.061 per kilowatt hour for the six months ended March 31, 2024 and 2023, respectively.

The management team makes real-time determinations on the need and timing during which we should curtail our operations. We curtail when power prices exceed the value we would receive for the corresponding fixed bitcoin reward. This means if bitcoin’s value decreases or energy prices increase, our curtailment will increase; likewise, when bitcoin’s value increases and energy prices decrease, our curtailment will decrease. The management team manages this decision on an hour-by-hour basis across all our sites, both wholly owned and hosted.

In the three months ended December 31, 2022, energy prices spiked nationwide due to weather events and, as a result, we curtailed a total of 15% of our fleet, with December being the month with the greatest curtailment. Our active curtailment strategy allowed us to avoid excessive cost during these events, but it also resulted in decreased production. The Company did not have significant curtailment during the three months or six months ended March 31, 2024.

Results of continuing operations for the three months ended March 31, 2024 and 2023

($ presented in 000's, except for average bitcoin price)

Bitcoin mining revenue

We earned $111,799 in bitcoin mining revenue during the three months ended March 31, 2024, which was an increase of $69,311, or 163%, as compared with $42,488 for the three months ended March 31, 2023. Bitcoin mining revenues are recorded net of bitcoin mining fees charged by our sole mining pool operator that equaled approximately 0.15% of gross bitcoin mining revenues for the three months ended March 31, 2024, and are determined by two main drivers: quantity of bitcoin mined and the price of bitcoin on the date the bitcoin is mined. During the three months ended March 31, 2024, we mined 2,031 bitcoin with an average bitcoin price of $55,029 as compared to 1,871 bitcoin with an average bitcoin price of $22,706 during the three months ended March 31, 2023. The increase in bitcoin mining revenue for the three months ended March 31, 2024 was attributable to the increase in the bitcoin mined during the period and the increase in the average bitcoin price as compared to the three months ended March 31, 2023. The increase in the quantity of bitcoin mined was primarily driven by the increased number of our miners in operation, which increased to approximately 133,000 compared to 71,000, an increase of 87% between March 31, 2023 and March 31, 2024. The increase in miners in operation increases our hashrate, which is our total computational power, and which when understood in the context of global hashrate, determines how much bitcoin we are able to mine.

Other services revenues

Other services revenues pertain to our former data center operations for which we earned $58 for the three months ended March 31, 2023. In fiscal year 2023 we ceased data center operations.

Cost of revenues (exclusive of depreciation and amortization expense)

Our cost of revenues were $34,298 for the three months ended March 31, 2024, an increase of $12,216, or 55%, as compared with $22,082 for the three months ended March 31, 2023. These costs were primarily related to energy costs to operate the miners within our owned facilities, which were $26,228 for the three months ended March 31, 2024, an increase of $10,742, or 69%, as compared to $15,486 for the three months ended March 31, 2023. The increase in energy costs was due to the increases in the volume of miners operating in our owned locations. We continually evaluate energy and bitcoin prices and periodically will curtail our mining operations when it is advantageous to do so.

We also incurred hosting fees of $6,565 and profit sharing fees of $1,505 for the three months ended March 31, 2024, an increase of $1,377, or 27%, and increase of $286, or 23%, as compared to $5,188 and $1,219, respectively, for the three months ended March 31, 2023. The hosting fees and profit sharing fees were primarily the result of our co-location agreement with Coinmint. The hosting fees increased period over period due to increased rates charged per KWH even though KWHs utilized decreased slightly.

Professional fees

Professional fees, which consisted primarily of legal, accounting and consulting fees, were $2,208 for the three months ended March 31, 2024, a decrease of $1,542, or 41%, from $3,750 for the three months ended March 31, 2023. Legal expenses were $772 for the three months ended March 31, 2024, as compared to $3,339 for the three months ended March 31, 2023. This decrease was primarily attributable to no legal settlements during the three months ended March 31, 2024, as compared to $2,700 of legal settlements during the three months ended March 31, 2023. Other professional fees, namely accounting and consulting, were $1,432 for the three months ended March 31, 2024, as compared to $411 for the three months ended March 31, 2023, representing an increase of $1,021.

Payroll expenses

Payroll expenses were $16,820 for the three months ended March 31, 2024, an increase of $7,070, or 73%, from $9,750 for the three months ended March 31, 2023. Our payroll expenses include all compensation related expenses for our employees and mainly include salaries, wages, payroll-related taxes and benefits and non-cash stock-based compensation. Payroll expenses, excluding non-cash stock-based compensation, were $7,023 for the three months ended March 31, 2024, representing an increase of 75% from $4,007 for the three months ended March 31, 2023, mainly attributed to an increase in employee headcount.

We grant stock-based awards to certain employees as a significant portion of our payroll-related costs. Stock-based compensation, which is a non-cash expense, was $9,797 for the three months ended March 31, 2024, an increase of $4,054, or 71%, from $5,743 for the three months ended March 31, 2023. The increase in stock based compensation was mainly attributed to the vesting of a certain market-based restricted stock awards in February 2024.

General and administrative expenses

General and administrative expenses increased to $6,819 for the three months ended March 31, 2024 from $4,329 for the three months ended March 31, 2023, representing an increase of $2,490. This increase was primarily attributable to increases in corporate overhead, including, but not limited to, property taxes and insurance premiums (primarily due to the substantial increase in owned assets).

Gain on fair value of bitcoin, net

Gain on fair value of bitcoin, net for the three months ended March 31, 2024 was $119,702. As discussed in Notes 2 and Note 5 above, the Company adopted the amendments per ASC 350-60 in the current period; accordingly, we measured crypto assets within the scope of ASC Topic 350-60 - Intangibles - Goodwill and Other - Crypto Assets at fair value in accordance with ASC Topic 820 - Fair Value Measurement and included the gains and losses from remeasurement in net income. The gain pertains to the change in bitcoin's fair value from December 31, 2023 to March 31, 2024.

Prior to the adoption of ASC 350-60 - Crypto Assets, bitcoin was classified as indefinite-lived intangible assets and were measured at cost less impairment. Additionally, in the previous guidance, subsequent increases in bitcoin prices are not allowed to be recorded (unrealized gains) unless the bitcoin is sold, at which point the gain is recognized. Accordingly, gains (losses) recognized on fair value of bitcoin in fiscal year 2024 are not comparable to fiscal year 2023.

Other impairment expense (related to bitcoin)

Impairment expense in the amount of $194 was recognized for the three months ended March 31, 2023. There was no impairment expense related to bitcoin for the three months ended March 31, 2024 due to the adoption of ASC 350-60 (as described in Note 2 and Note 5) which resulted in measuring bitcoin at fair value and recognizing gains or losses from remeasurement of the assets rather than at cost less impairment. The prior year impairment expense consisted of bitcoin impairments due to the general decrease in bitcoin prices during the year. Decreases in bitcoin prices for periods subsequent to the mining date were recorded as impairment expense. Under ASC Topic 350 - Goodwill and Other (prior guidance), subsequent increases in bitcoin prices are not allowed to be recorded (unrealized gains) unless the bitcoin is sold, at which point the gain is recognized.

Realized gain on sale of bitcoin

Realized gain on sale of bitcoin was $1,422 for the three months ended March 31, 2023. As described under the heading “Gain on fair value of bitcoin, net” gains (losses) recognized on bitcoin transactions in fiscal year 2024 are not comparable to fiscal year 2023.

Depreciation and amortization

Depreciation and amortization expense increased to $32,187 for the three months ended March 31, 2024, from $21,346 for the three months ended March 31, 2023, an increase of $10,841, or 51%. Depreciation expense increased by $10,838, or 52%, during the three months ended March 31, 2024, to $31,666 from $20,828, due to an increase in miners, mining equipment and infrastructure being placed in service during the comparative period. Amortization expense for the three months ended March 31, 2024 was $521, an increase of $3, or 1%, from $518 for the three months ended March 31, 2023.

Other Income (Expenses)

Other income, net was $1,209 for the three months ended March 31, 2024, compared with other expense, net of $680 for the three months ended March 31, 2023, which is a change of $1,889. Other income (expenses) for the three months ended March 31, 2024 consisted primarily of interest income of $2,684 as compared to $52 in the same prior year period. This was partially offset by unrealized loss on derivative security of $949 as compared to gain for the same prior year period of $56.

Interest expense in the three months ended March 31, 2024 decreased by $273 to $526 from $799 for the three months ended March 31, 2023 due to lower average debt balances during three months ended March 31, 2024 as compared to the three months ended March 31, 2023.

Interest income in the three months ended March 31, 2024 increased to $2,684 from $52 for the three months ended March 31, 2023 due to an increase in short-term overnight investments.

Net income (loss) from Continuing Operations

Net income from continuing operations for the three months ended March 31, 2024 was $126,735 as compared to net loss from continuing operations of $18,166 for the three months ended March 31, 2023, for the reasons discussed above.

Net income (loss)

Net income for the three months ended March 31, 2024 was $126,735, a fluctuation of $145,195 compared to net loss of $18,460 for the three months ended March 31, 2023, for the reasons stated above.

Results of continuing operations for the six months ended March 31, 2024 and 2023

($ presented in 000's, except for average bitcoin price)

Bitcoin mining revenue

We earned $185,585 in bitcoin mining revenue during the six months ended March 31, 2024, which was an increase of $115,351, or 164%, as compared with $70,234 for the six months ended March 31, 2023. Bitcoin mining revenues are recorded net of bitcoin mining fees charged by our sole mining pool operator that equaled approximately 0.17% of gross bitcoin mining revenues for the six months ended March 31, 2024 and are determined by two main drivers: quantity of bitcoin mined and the price of bitcoin on the date the bitcoin is mined. During the six months ended March 31, 2024, we mined 4,051 bitcoin with an average bitcoin price of $45,811 as compared to 3,401 bitcoin with an average bitcoin price of $20,651 during the six months ended March 31, 2023. The increase in bitcoin mining revenue for the six months ended March 31, 2024 was attributable to the increase in the bitcoin mined during the period and the increase in the average bitcoin price as compared to the six months ended March 31, 2023. The increase in the quantity of bitcoin mined was primarily driven by the increased number of our miners in operation, which increased to approximately 133,000 compared to 71,000, an increase of 62,000, between March 31, 2023 and March 31, 2024. The increase in miners in operation increases our hashrate, which is our total computational power, and which when understood in the context of global hashrate, determines how much bitcoin we are able to mine.

Other services revenues

Other services revenues pertain to our former data center operations for which we earned $131 for the six months ended March 31, 2023. In fiscal year 2023 we ceased data center operations.

Cost of revenues (exclusive of depreciation and amortization expense)

Our cost of revenues were $63,194 for the six months ended March 31, 2024, an increase of $20,696, or 49%, as compared with $42,498 for the six months ended March 31, 2023. These costs were primarily related to energy costs to operate the miners within our owned facilities, which were $48,099 for the six months ended March 31, 2024, an increase of $19,347 or 67% as compared to $28,752 for the six months ended March 31, 2023. The increase in energy costs was due to the increases in the volume of miners operating in our owned locations partially offset by the reduction in the average cost per KWHs, which approximated $0.043/KWH for the six months ended March 31, 2024 as compared to an average cost of $0.052/KWH for the six months ended March 31, 2023. We continually evaluate energy and bitcoin prices and periodically will curtail our mining operations when it is advantageous to do so.

We also incurred hosting fees of $12,140 and profit sharing fees of $2,911 for the six months ended March 31, 2024, an increase of $723, or 6%, and increase of $966, or 94%, as compared to $11,417 and $1,945, respectively, for the six months ended March 31, 2023. The hosting fees and profit sharing fees were primarily the result of our co-location agreement with Coinmint. The hosting fees increased primarily due to increases in utility rates partially offset by a slight reduction in KWHs utilized.

Professional fees

Professional fees, which consisted primarily of legal, accounting and consulting fees, were $3,780 for the six months ended March 31, 2024, a decrease of $2,801, or 43%, from $6,581 for the six months ended March 31, 2023. Legal expenses were $945 for the six months ended March 31, 2024, as compared to $5,295 for the six months ended March 31, 2023. This decrease was primarily attributable to no legal settlements during the six months ended March 31, 2024, as compared to $3,800 of legal settlements during the six months ended March 31, 2023. Other professional fees, namely accounting and consulting, were $2,835 for the six months ended March 31, 2024, as compared to $1,286 for the six months ended March 31, 2023, representing an increase of $1,549.

Payroll expenses

Payroll expenses were $32,141 for the six months ended March 31, 2024, an increase of $12,589, or 64%, from $19,552 for the six months ended March 31, 2023. Our payroll expenses include all compensation related expenses for our employees and mainly include salaries, wages, payroll-related taxes and benefits and non-cash stock-based compensation. Payroll expenses, excluding non-cash stock-based compensation, were $12,391 for the six months ended March 31, 2024, representing an increase of 56% from $7,931 for the six months ended March 31, 2023, mainly attributed to an increase in employee headcount.

We grant stock-based awards to certain employees as a significant portion of our payroll-related costs. Stock-based compensation, which is a non-cash expense, was $19,750 for the six months ended March 31, 2024, an increase of $8,129, or 70%, from $11,621 for the six months ended March 31, 2023. The increase in stock based compensation was mainly attributed to the vesting of a market-based restricted stock awards during the six months ended March 31, 2024.

General and administrative expenses

General and administrative expenses increased to $11,822 for the six months ended March 31, 2024 from $8,053 for the six months ended March 31, 2023, representing an increase of $3,769. This increase was primarily attributable to increases in corporate overhead, including, but not limited to, property taxes and insurance premiums (primarily due to the substantial increase in owned assets).

Gain on fair value of bitcoin, net

Gain on fair value of bitcoin, net for the six months ended March 31, 2024 was $155,743. As discussed in Notes 2 and Note 5 above, the Company adopted the amendments per ASC 350-60 in the current period; accordingly, we measured crypto assets within the scope of ASC Topic 350-60 - Intangibles - Goodwill and Other - Crypto Assets at fair value in accordance with ASC Topic 820 - Fair Value Measurement and included the gains and losses from remeasurement in net income. The gain pertains to the change in bitcoin's fair value from the adoption date, October 1, 2023, to March 31, 2024.

Prior to the adoption of ASC 350-60 - Crypto Assets, bitcoin was classified as indefinite-lived intangible assets and was measured at cost less impairment. Additionally, in the previous guidance, subsequent increases in bitcoin prices are not allowed to be recorded (unrealized gains) unless the bitcoin is sold, at which point the gain is recognized. Accordingly, gains (losses) recognized on fair value of bitcoin in fiscal year 2024 are not comparable to fiscal year 2023.

Other impairment expense (related to bitcoin)

Impairment expense related to bitcoin in the amount of $277 was recognized for the six months ended March 31, 2023. There was no impairment expense related to bitcoin for the six months ended March 31, 2024 due to the adoption of ASC 350-60 (as described in Note 2 and Note 5) which resulted in measuring bitcoin at fair value and recognizing gains or losses from remeasurement of the assets rather than at cost less impairment. The prior year impairment expense consisted of bitcoin impairments due to the general decrease in bitcoin prices during such year. Decreases in bitcoin prices for periods subsequent to the mining date were recorded as impairment expense. Under ASC Topic 350 - Goodwill and Other (prior guidance), subsequent increases in bitcoin prices are not allowed to be recorded (unrealized gains) unless the bitcoin is sold, at which point the gain is recognized.

Realized gain on sale of bitcoin

Realized gain on sale of bitcoin was $905 for the six months ended March 31, 2023. As described under the heading "Gain on fair value of bitcoin, net", the gains (losses) recognized on bitcoin transactions in fiscal year 2024 are not comparable to fiscal year 2023.

Depreciation and amortization

Depreciation and amortization expense increased to $62,034 for the six months ended March 31, 2024, from $40,675 for the six months ended March 31, 2023, an increase of $21,359 or 53%. Depreciation expense increased by $21,343, or 54%, during the six months ended March 31, 2024, from $39,656 to $60,999, due to an increase in miners, mining equipment and infrastructure being placed in service during the comparative period. Amortization expense for the six months ended March 31, 2024 was $1,035, an increase of $16, or 2%, from $1,019 for the six months ended March 31, 2023.

Other Income (Expenses)

Other income, net was $6 for the six months ended March 31, 2024, compared with other expense, net of $2,285 for the six months ended March 31, 2023, which is a change of $2,291. Other expense for the six months ended March 31, 2024 consisted primarily of an unrealized loss on derivative security of $2,192 as compared to a loss for the same prior year period of $1,215. This change between the periods was the result of a change in fair value of the underlying instrument.

Interest expense in the six months ended March 31, 2024 decreased by $616 to $1,072 from $1,688 for the six months ended March 31, 2023 due to lower average debt balances during six months ended March 31, 2024 as compared to the six months ended March 31, 2023.

Interest income in the six months ended March 31, 2024 increased to $3,270 from $122 for the six months ended March 31, 2023, an increase of $3,148 due to an increase in short-term overnight investments.

Net income (loss) from Continuing Operations

Net income from continuing operations for the six months ended March 31, 2024 was $152,644 as compared to net loss from continuing operations of $48,654 for the six months ended March 31, 2023, for the reasons discussed above.

Net income (loss)

Net income for the six months ended March 31, 2024 was $152,644, a fluctuation of $200,135 compared to net loss of $47,491 for the six months ended March 31, 2023, for the reasons stated above.

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

The following is a reconciliation of our non-GAAP adjusted EBITDA to its most directly comparable GAAP measure (i.e., net income (loss)) for the periods indicated:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
($ in thousands)	2024	2023	2024	2023
Reconciliation of non-GAAP adjusted EBITDA
Net income (loss)	$126,735	$(18,460)	$152,644	$(47,491)
Loss (income) on discontinued operations	—	294	—	(1,163)
Impairment expense - other	396	—	396	—
Depreciation and amortization	32,187	21,346	62,034	40,675
Share-based compensation expense	9,797	5,743	19,750	11,621
Change in fair value of contingent consideration	—	—	—	(485)
Unrealized loss (gain) of derivative security	949	(56)	2,192	1,215
Interest income	(2,684)	(52)	(3,270)	(122)
Interest expense	526	799	1,072	1,688
Loss on disposal of assets	1,652	3	2,329	3
Income tax expense	11,595	—	12,994	—
Other (1)	676	3,104	778	4,809
Non-GAAP adjusted EBITDA*	$181,829	$12,721	$250,919	$10,750

* We have not excluded our net gain on fair value of bitcoin ($119,702 and $155,743 in the three and six months ended March 31, 2024, respectively), which we now record in our Consolidated Statement of Operations and Comprehensive Income (Loss) as provided in ASC 350-60, as discussed elsewhere in this Form 10-Q.

1 Includes fees and expenses related to litigation, settlements, financing & business development transactions.

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

As of March 31, 2024, we had total current assets of $687,771, consisting of cash and cash equivalents, inventory, prepaid expenses and other current assets, bitcoin, investment in debt security and related derivative asset, current assets held for sale, and total assets in the amount of $1,537,315. Our total current liabilities and total liabilities as of March 31, 2024 were $55,026 and $74,398, respectively. We had working capital of $632,745 as of March 31, 2024. We sell the bitcoin we mine to fund operations and to fund capital expenditures. In addition, we have access to equity financing through our At-the-Market offering facility (see Note 12 - Stockholders' Equity and Note 17 - Subsequent Events to our consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q).

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

Material Cash Requirements

We are a party to many contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the Consolidated Balance Sheets as of March 31, 2024, while others are considered future commitments. Our contractual obligations primarily consist of cancelable purchase commitments with various parties to purchase goods or services, primarily miners and equipment, entered into in the normal course of business and operating leases. For information regarding our other contractual obligations, refer to Note 15 - Commitments and Contingencies in this Quarterly Report on Form 10-Q for the period ended March 31, 2024, and Note 17 - Commitments and Contingencies included in our Annual Report on Form 10-K as filed with the SEC on December 1, 2023.

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

Operating Activities

Operating activities from continuing operations for the six months ended March 31, 2024 used $82,525 in cash primarily due to net income of $152,644, adjusted by adding non-cash adjustments to reconcile net income to net cash of depreciation and amortization of $62,034, stock based compensation of $19,750 and subtracting non-cash bitcoin mining revenues of $185,585 and gain on fair value of bitcoin, net of $155,743. Changes in operating assets and liabilities generating a net total of $18,784 of cash.

Operating activities from continuing operations for the six months ended March 31, 2023 provided $11,127 in cash primarily due to net loss of $47,491, adjusted by adding non-cash adjustments to reconcile net income to net cash of depreciation and amortization of $40,675, stock based compensation of $11,621 and subtracting non-cash bitcoin mining revenues of $70,234. The Company also sold bitcoin that it held for a short period of time for net cash proceeds of $76,203. Changes in operating assets and liabilities generated a total of $817 of cash.

Investing Activities

Investing activities from continuing operations used $231,565 during the six months ended March 31, 2024, as compared with using $113,525 for the six months ended March 31, 2023. Our payments on miners (including miner deposits) of $208,850 and purchase of fixed assets of $42,986 were the main components of our investing cash outflow for the six months ended March 31, 2024. This was offset in part by cash proceeds received from the sale of bitcoin of $43,103. Our payments on miner deposits of $69,238, the acquisition of Mawson of $22,518, and the purchase of fixed assets of $21,769 were the main components of our investing cash outflow for the six months ended March 31, 2023.

Financing Activities

Cash flows generated from financing activities of continuing operations during the six months ended March 31, 2024 amounted to $608,343, when compared to $89,069 for the six months ended March 31, 2023. Our cash flows from financing activities for the six months ended March 31, 2024 consisted primarily of proceeds from the underwritten offering of $629,074 partially offset by payments on taxes on shares withheld for net settlement of restricted stock units of $17,139 and payments on loans in the amount of $3,467. Our cash flows from financing activities for the six months ended March 31, 2023 mainly consisted of proceeds from underwritten offerings of $99,506 partially offset by payments on loans in the amount of $10,433.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, net sales and expenses. We evaluate our estimates and assumptions on an ongoing basis and base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for the judgments we make about the carrying value of assets and liabilities that are not readily apparent from other sources. Because these estimates can vary depending on the situation, actual results may differ from these estimates. Making estimates and judgments about future events is inherently unpredictable and is subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to have been incorrect, it could have a material impact on our results of operations, financial position and statement of cash flows.

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

Market Price Risk of Bitcoin. The Company holds a significant amount of bitcoin; therefore, it is exposed to the impact of market price changes in bitcoin on its bitcoin holdings. This exposure would generally manifest itself in the following areas:

•
The Company accounts for its bitcoin holdings at fair value and records changes in fair value throughout the periods being reported.
•
Declines in the fair market value of bitcoin will impact the cash value that would be realized if the Company were to sell its bitcoin for cash, therefore having a negative impact on its liquidity.

At March 31, 2024, the Company held approximately 5,021 bitcoins and the fair value of a single bitcoin was approximately $71,300, meaning that the fair value of its bitcoin holdings on that date was approximately $358 million. A 10% increase or decrease in the fair value of bitcoin as of March 31, 2024, would have increased or decreased the total cash value that could be realized if the Company were to sell its bitcoin for cash by approximately $35.8 million.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2024, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting described below.

Material Weakness and Remediation Plan

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management's assessment:

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

This material weakness did not result in any identified material misstatements to the financial statements, and there were no changes to previously released financial results. Based on this material weakness, management concluded that at March 31, 2024, internal control over financial reporting was not effective.

Our independent registered public accounting firm, MaloneBailey, LLP, has issued an adverse audit report on the effectiveness of internal control over financial reporting as of September 30, 2023, which begins on page F-1 in our Annual Report on Form 10-K filed on December 1, 2023.

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

Changes in Internal Control over Financial Reporting

Other than as described above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are from time to time subject to various claims, lawsuits, and other legal and administrative proceedings arising in the ordinary course of business. See Note 15 - Commitments and Contingencies to our consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” section contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023, together with the cautionary statement under the caption “Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q. These described risks are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2024, we issued 42,777 shares of common stock in connection with a cashless exercise of 65,000 shares of warrants. The shares were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act, for transactions not involving a public offering.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None. Furthermore, for the three months ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any "non-Rule 10b5-1 arrangement” as defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

3.1	Conformed Copy of Amended and Restated Articles of Incorporation of CleanSpark, Inc., as amended through March 8, 2023	S-8	333-271178	4.1	04/06/2023
3.2	First Amended and Restated Bylaws of CleanSpark, Inc., dated September 17, 2021	8-K	001-39187	3.2	09/17/2021
10.1	At the Market Offering Agreement, dated January 5, 2024, between CleanSpark, Inc. and H.C. Wainwright & Co., LLC	S-3ASR	333-276409	1.2	01/05/2024
10.2	Future Sales and Purchase Agreement entered into by and between CleanSpark, Inc. and Bitmain Technologies Delaware Limited on January 6, 2024	8-K	001-39187	10.1	01/08/2024
10.3	Membership Interest Purchase Agreement, dated February 2, 2024 by and between CSRE Properties Dalton, LLC and Eyas Investment Group Limited	8-K	001-39187	10.1	02/06/2024
10.4	Purchase and Sale Agreement, dated February 2, 2024 by and between CSRE Properties Dalton, LLC and Makerstar Capital, Inc.	8-K	001-39187	10.2	02/06/2024
10.5	Construction Management Services Agreement, dated February 2, 2024 by and between CSRE Properties Dalton, LLC and Makerstar Capital, Inc.	8-K	001-39187	10.3	02/06/2024
10.6	Purchase and Sale Agreement with MIPA Exhibit, dated February 5, 2024 by and between CSRE Properties Mississippi, LLC and Makerstar Capital, Inc.	8-K	001-39187	10.4	02/06/2024
10.7	Amendment No. 1 to the At the Market Offering Agreement, dated March 28, 2024, between CleanSpark, Inc. and H.C. Wainwright & Co., LLC	8-K	001-39187	1.1	03/28/2024
10.8	Option Exercise Notice from CleanSpark, Inc. to Bitmain Technologies Delaware Limited on April 9, 2024	8-K	001-39187	10.2	04/12/2024
10.9	Supplemental Agreement entered into by and between CleanSpark, Inc. and Bitmain Technologies Delaware Limited on April 11, 2024	8-K	001-39187	10.1	04/12/2024

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)	*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)	*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350	**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350	**

101 INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101 SCH	Inline XBRL Taxonomy Extension Schema with embedded linkbases Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 2024	By: /s/ Zachary K. Bradford Zachary K. Bradford Title: Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2024	By: /s/ Gary A. Vecchiarelli Gary A. Vecchiarelli Title: Chief Financial Officer (Principal Financial and Accounting Officer)

2