Form 10-Q
period 2024-06-30
CLEANSPARK, INC.
filed 2024-08-09
CIK 827876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2024

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, 248,119,133 shares as of August 9, 2024.

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
•
changes in network and infrastructure;
•
our ability to successfully integrate our newly acquired operations, including the operations of GRIID Infrastructure, Inc. following completion of such acquisition;
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our condensed consolidated financial statements included in this Form 10-Q are as follows:

This Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended September 30, 2023, filed with the SEC on December 1, 2023.

The accompanying condensed consolidated financial statements and footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC's instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2024 are not necessarily indicative of the results that can be expected for the full fiscal year.

CLEANSPARK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share amounts)

	June 30, 2024	September 30, 2023
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$126,141	$29,215
Restricted cash	3,023	—
Receivable from equity offerings	31,158	9,590
Prepaid expense and other current assets	7,656	3,258
Bitcoin (see Note 2 and Note 5)	413,033	56,241
Note receivable from GRIID (see Note 6)	15,000	—
Derivative investment asset	1,692	2,697
Investment in debt security, at fair value	812	726
Current assets held for sale	320	445
Total current assets	$598,835	$102,172

Property and equipment, net	$568,393	$564,395
Operating lease right of use asset	2,872	688
Intangible assets, net	3,580	4,603
Deposits on miners and mining equipment	284,541	75,959
Other long-term assets	9,311	5,718
Goodwill	8,043	8,043
Total assets	$1,475,575	$761,578

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$56,488	$65,577
Current portion of operating lease liability	198	181
Current portion of finance lease liability	23	130
Current portion of long-term loans payable	9,665	6,992
Current liabilities held for sale	611	1,175
Total current liabilities	$66,985	$74,055
Long-term liabilities
Operating lease liability, net of current portion	721	519
Finance lease liability, net of current portion	—	9
Loans payable, net of current portion	1,314	8,911
Deferred income taxes, net	4,356	857
Total liabilities	$73,376	$84,351

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLEANSPARK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(in thousands, except par value and share amounts)

	June 30, 2024	September 30, 2023
	(Unaudited)
Stockholders' equity
Preferred stock; $0.001 par value; 10,000,000 shares authorized; Series A shares; 2,000,000 authorized; 1,750,000 and 1,750,000 issued and outstanding, respectively	2	2
Common stock; $0.001 par value; 300,000,000 shares authorized; 235,525,077 and 160,184,921 shares issued and outstanding, respectively	236	160
Additional paid-in capital	1,817,128	1,009,482
Accumulated other comprehensive income	312	226
Accumulated deficit	(415,479)	(332,643)
Total stockholders' equity	1,402,199	677,227

Total liabilities and stockholders' equity	$1,475,575	$761,578

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLEANSPARK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited, in thousands, except per share and share amounts)

	For the three months ended		For the nine months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Revenues, net
Bitcoin mining revenue, net	$104,108	$45,427	$289,693	$115,661
Other services revenue	—	96	—	227
Total revenues, net	$104,108	$45,523	$289,693	$115,888

Costs and expenses
Cost of revenues (exclusive of depreciation and amortization shown below)	45,180	20,681	108,374	63,179
Professional fees	4,368	2,225	8,149	8,806
Payroll expenses	17,150	10,405	49,291	29,957
General and administrative expenses	8,235	5,064	20,058	13,117
(Gain) loss on disposal of assets	(47)	—	2,281	3
Loss (gain) on fair value of bitcoin, net (see Note 2 and Note 5)	48,338	—	(107,406)	—
Impairment expense - bitcoin	—	740	—	1,017
Impairment expense - fixed assets	189,235	—	189,235	—
Impairment expense - other	—	—	396	—
Realized loss (gain) on sale of bitcoin	—	143	—	(762)
Depreciation and amortization	40,727	21,850	102,761	62,525
Total costs and expenses	$353,186	$61,108	$373,139	$177,842

Loss from operations	(249,078)	(15,585)	(83,446)	(61,954)

Other income (expense)
Other income	—	—	—	11
Change in fair value of contingent consideration	—	2,000	—	2,485
Unrealized gain (loss) on derivative security	1,188	105	(1,005)	(1,110)
Interest income	2,638	52	5,909	174
Interest expense	(485)	(689)	(1,557)	(2,377)
Total other income (expense)	$3,341	$1,468	$3,347	$(817)

Loss before income tax expense	(245,737)	(14,117)	(80,099)	(62,771)
Income tax (benefit) expense	(9,495)	—	3,499	—
Loss from continuing operations	$(236,242)	$(14,117)	$(83,598)	$(62,771)

Discontinued operations
(Loss) income from discontinued operations	$—	$(102)	$—	$1,061
Income tax expense	—	—	—	—
(Loss) income on discontinued operations	$—	$(102)	$—	$1,061

Net loss	$(236,242)	$(14,219)	$(83,598)	$(61,710)

Preferred stock dividends	—	—	3,421	—

Net loss attributable to common shareholders	$(236,242)	$(14,219)	$(87,019)	$(61,710)

Other comprehensive income	28	28	86	86

Total comprehensive (loss) income attributable to common shareholders	$(236,214)	$(14,191)	$(86,933)	$(61,624)

CLEANSPARK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Continued)

(Unaudited, in thousands, except per share and share amounts)

	For the three months ended		For the nine months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
(Loss) income from continuing operations per common share - basic	$(1.03)	$(0.12)	$(0.42)	$(0.72)

Weighted average common shares outstanding - basic	228,642,939	114,844,402	205,482,062	87,248,719

(Loss) income from continuing operations per common share - diluted	$(1.03)	$(0.12)	$(0.42)	$(0.72)

Weighted average common shares outstanding - diluted	228,642,939	114,844,402	205,482,062	87,638,134

Income on discontinued operations per common share - basic	$—	$—	$—	$0.01

Weighted average common shares outstanding - basic	228,642,939	114,844,402	205,482,062	87,248,719

Income on discontinued operations per common share - diluted	$—	$—	$—	$0.01

Weighted average common shares outstanding - diluted	228,642,939	114,844,402	205,482,062	87,638,134

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLEANSPARK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands, except share amounts)

Three months ended June 30, 2024

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance, March 31, 2024	1,750,000	$2	225,469,791	$225	$1,641,643	$284	$(179,237)	$1,462,917
Options and restricted stock units issued for services	—	—	73,391	—	2,946	—	—	2,946
Shares withheld for net settlement of restricted stock units related to tax withholdings	—	—	(6,880)	—	(107)	—	—	(107)
Shares issued under equity offering, net of offering costs	—	—	9,969,054	11	172,526	—	—	172,537
Exercise of options and warrants	—	—	19,721	—	120	—	—	120
Net loss	—	—	—	—	—	—	(236,242)	(236,242)
Other comprehensive income	—	—	—	—	—	28	—	28
Balance, June 30, 2024	1,750,000	$2	235,525,077	$236	$1,817,128	$312	$(415,479)	$1,402,199

Nine months ended June 30, 2024

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance, September 30, 2023	1,750,000	$2	160,184,921	$160	$1,009,482	$226	$(332,643)	$677,227
Cumulative effect of change in accounting principle (See Note 2)	—	—	—	—	—	—	4,183	4,183
Options and restricted stock units issued for services	—	—	3,873,704	4	22,692	—	—	22,696
Shares withheld for net settlement of restricted stock units related to tax withholdings	—	—	(1,191,370)	(1)	(17,245)	—	—	(17,246)
Exercise of options and warrants	—	—	134,110	—	661	—	—	661
Shares issued under equity offering, net of offering costs	—	—	72,523,712	73	801,538	—	—	801,611
Preferred stock dividends	—	—	—	—	—	—	(3,421)	(3,421)
Net income	—	—	—	—	—	—	(83,598)	(83,598)
Other comprehensive income	—	—	—	—	—	86	—	86
Balance, June 30, 2024	1,750,000	$2	235,525,077	$236	$1,817,128	$312	$(415,479)	$1,402,199

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEANSPARK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
(Unaudited, in thousands, except share amounts)

Three months ended June 30, 2023

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance, March 31, 2023	1,750,000	$2	96,950,555	$97	$717,159	$168	$(243,545)	$473,881
Options and restricted stock units issued for services	—	—	138,525	—	5,947	—	—	5,947
Shares issued under equity offering, net of offering costs	—	—	34,687,404	35	137,976	—	—	138,011
Net loss	—	—	—	—	—	—	(14,219)	(14,219)
Other comprehensive income	—	—	—	—	—	28	—	28
Balance, June 30, 2023	1,750,000	$2	131,776,484	$132	$861,082	$196	$(257,764)	$603,648

Nine months ended June 30, 2023

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance, September 30, 2022	1,750,000	$2	55,661,337	$56	$599,898	$110	$(196,054)	$404,012
Options and restricted stock units issued for services	—	—	2,298,822	2	17,566	—	—	17,568
Shares withheld for net settlement of restricted stock units related to tax withholdings	—	—	(539,961)	—	(1,468)	—	—	(1,468)
Shares issued for settlement of contingent consideration related to business acquisition	—	—	1,100,890	1	2,839	—	—	2,840
Shares issued for business acquisition	—	—	1,590,175	2	4,801	—	—	4,803
Shares returned for settlement of contingent consideration and holdbacks related to business acquisition	—	—	(83,417)	—	—	—	—	—
Shares issued under equity offering, net of offering costs	—	—	71,748,638	71	237,446	—	—	237,517
Net loss	—	—	—	—	—	—	(61,710)	(61,710)
Other comprehensive income	—	—	—	—	—	86	—	86
Balance, June 30, 2023	1,750,000	$2	131,776,484	$132	$861,082	$196	$(257,764)	$603,648

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLEANSPARK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited, in thousands)

	Nine Months Ended
	June 30, 2024	June 30, 2023
Cash Flows from Operating Activities
Net loss	$(83,598)	$(61,710)
Less: Income from discontinued operations	—	(1,061)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Impairment expense - bitcoin	—	1,017
Bitcoin mining revenue, net	(289,693)	(115,661)
Gain on fair value of bitcoin, net (see Note 2)	(107,406)	—
Proceeds from sale of bitcoin	—	111,889
Realized gain on sale of bitcoin	—	(762)
Bitcoin issued for services	1,146	510
Impairment of fixed assets	189,235	—
Impairment expense - other	396	—
Unrealized loss on derivative asset	1,005	1,110
Gain on fair value of contingent consideration	—	(2,485)
Stock based compensation	22,696	17,568
Depreciation and amortization	102,761	62,525
Deferred income taxes, net	3,499	—
Loss on disposal of assets	2,281	3
Other	304	411
Changes in operating assets and liabilities
Decrease in operating lease liabilities	(166)	(19)
Increase in accounts payable and accrued liabilities	15,102	3,504
Decrease (increase) in prepaid expenses and other current assets	(4,508)	2,663
Increase in other long-term assets	(3,593)	(2,940)
Net cash (used in) provided by operating activities from Continuing Operations	$(150,539)	$16,562
Net cash (used in) provided by operating activities of Discontinued Operations	(438)	1,118
Net cash (used in) provided by operating activities	$(150,977)	$17,680

Cash Flows from Investing Activities
Payments on miners and mining equipment (including deposits)	$(428,700)	$(165,508)
Purchase of fixed assets	(53,289)	(42,634)
Proceeds from sale of bitcoin	42,803	—
Asset acquisition - Mississippi Locations	(19,771)	—
Asset acquisition - Dalton, GA Location	(3,569)	—
Asset acquisition - land in Sandersville, GA	(1,038)	(1,430)
Proceeds from sale of miners	798	—
Acquisition of Mawson	—	(22,518)
Note receivable from GRIID	(15,000)	—
Asset acquisition - Coinmaker LLC	—	(9,389)
Asset acquisition - LN Energy	(25,932)	—
Net cash used in investing activities - Continuing Operations	$(503,698)	$(241,479)
Net cash provided by investing activities - Discontinued Operations	—	2,462
Net cash used in investing activities	$(503,698)	$(239,017)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLEANSPARK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (Continued)
(Unaudited, in thousands)

	Nine Months Ended
	June 30, 2024	June 30, 2023
Cash Flows from Financing Activities
Payments on loans	$(5,296)	$(12,493)
Payments on preferred dividends	(3,421)	(21)
Payments on finance leases	(117)	(249)
Refund of loan commitment fee	—	150
Proceeds from loan payable	—	1,937
Payments of taxes on shares withheld for net settlement of restricted stock units	(17,246)	—
Proceeds from exercise of options and warrants	661	—
Proceeds from equity offerings, net	780,043	233,383
Net cash provided by financing activities - Continued Operations	$754,624	$222,707
Net cash provided by financing activities - Discontinued Operations	—	—
Net cash provided by financing activities	$754,624	$222,707

Net increase in cash, cash equivalents and restricted cash	$99,949	$1,370

Cash, cash equivalents and restricted cash, beginning of period	$29,215	$20,463

Cash and cash equivalents, and restricted cash, end of period	$129,164	$21,833
Supplemental disclosure of cash flow information
Cash paid for interest	$1,473	$2,279
Non-cash investing and financing transactions
Shares issued for settlement of contingent consideration related to business acquisition	$—	$2,840
Receivable for equity proceeds	$31,158	$9,590
Fixed asset and miner purchases accrued not paid	$3,180	$—
Shares withheld for net settlement of restricted stock units related to tax withholdings	$—	$1,468
Fixed assets purchased through finance transactions	$287	$493
Software purchased with bitcoin	$541	$229

Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$126,141	$21,833
Restricted cash	3,023	—
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$129,164	$21,833

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLEANSPARK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, $ in thousands, except per share, per bitcoin and per terahash amounts)

1.
ORGANIZATION

CleanSpark, Inc. (the “Company”) is a bitcoin mining company. The Company independently owns and operates nine data centers in Georgia and three data centers in Mississippi for a total developed capacity of approximately 520 megawatts (“MW”) as of June 30, 2024. The Company has completed an additional 50 MW of data center infrastructure in Sandersville, GA, which is pending the commissioning of a utility transformer before it goes into service, and the Company is currently finalizing the development of an additional 15 MW expansion at its Dalton, GA location. An independent data center operation in Massena, NY, hosts 50 MW for the Company. The Company also entered into a hosting agreement on June 26, 2024 with GRIID Infrastructure, Inc. to host up to 12 MW of the Company's bitcoin miners. The Company does not currently host miners for any other companies. The Company designs its infrastructure to responsibly secure and support the bitcoin network, the world’s most recognized digital commodity.

2.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. The unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended September 30, 2023, filed with the SEC on December 1, 2023 (the “Form 10-K”).

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented in this Quarterly Report on Form 10-Q have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full fiscal year. Unless otherwise noted, all amounts in these footnotes are in thousands.

The accompanying unaudited condensed consolidated financial statements include the accounts of CleanSpark, Inc., and the Company’s wholly owned subsidiaries, ATL Data Centers LLC (“ATL”), CleanBlok, Inc., CleanSpark DW, LLC, CleanSpark GLP, LLC, CSRE Properties Norcross, LLC, CSRE Property Management Company, LLC, CSRE Properties, LLC, CSRE Properties Washington, LLC, CSRE Properties Sandersville, LLC, CSRE Properties Dalton, LLC, Dalton15, LLC, CleanSpark MS, LLC, CSRE Properties Mississippi, LLC, CSRE Properties Vicksburg, LLC, CSRE Properties Wyoming, LLC, Tron Merger Sub, Inc., MS Data, LLC, and CleanSpark HQ, LLC. All intercompany transactions have been eliminated upon consolidation of these entities. The Company has a sole reporting segment which is the bitcoin mining segment.

Recently Issued Accounting Pronouncements

On March 21, 2024, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update ("ASU") No. 2024-01, Scope Application of Profits Interest and Similar Awards ("ASU 2024-01"), which clarifies how an entity determines whether a profits interest or similar award is (1) within the scope of Accounting Standards Codification ("ASC") 718 - Compensation - Stock Compensation or (2) not a share-based payment arrangement and therefore within the scope of other guidance. The guidance in ASU 2024-01 applies to all entities that issue profits interest awards as compensation to employees or nonemployees in exchange for goods or services. ASU 2024-01 is effective for public business entities for annual periods beginning after December 15, 2024, including interim periods within those periods. The Company is currently evaluating the impact of the adoption of ASU 2024-01 on its consolidated financial statements.

In December 2023, the FASB issued Accounting Standards Update No. 2023-08, Accounting for and Disclosure of Crypto Assets (“ASC 350-60”). ASC 350-60 requires entities with certain crypto assets to subsequently measure such assets at fair value, with changes in fair value recorded in net income (loss) in each reporting period. Crypto assets that meet all the following criteria are within the scope of ASC 350-60:

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

Bitcoin, which is the sole crypto asset mined by the Company, meets each of these criteria. For all entities, the ASC 350-60 amendments are effective for fiscal years beginning after December 15, 2024, including interim periods within those years. Early adoption is permitted for both interim and annual consolidated financial statements that have not yet been issued (or made available for issuance). If an entity adopts the amendments in an interim period, it must adopt them as of the beginning of the fiscal year that includes that interim period. The Company has elected to early adopt the new guidance effective October 1, 2023 resulting in a $4,183 cumulative-effect change to adjust the Company's bitcoin held on October 1, 2023 with the corresponding entry to accumulated deficit as of October 1, 2023.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which established a new income tax disclosure requirement in addition to modifying and eliminating certain existing requirements. Under the new guidance, entities must consistently categorize and provide greater disaggregation of information in the rate reconciliation. Companies must also further disaggregate income taxes paid. Companies are required to apply the guidance to annual periods beginning after December 15, 2024. The Company does not intend to early adopt this standard. The Company is currently evaluating the impact of the adoption of ASU 2023-09 on its consolidated financial statements.

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

In October 2021, the FASB issued ASU 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers ("ASC 606"), as if it had originated the contracts. Under the current business combinations guidance, such assets and liabilities are recognized by the acquirer at fair value on the acquisition date. The Company adopted the provisions of the accounting pronouncement as of October 1, 2023 and the new standard did not have a material impact on the Company's consolidated financial statements.

Liquidity

The Company had cash and cash equivalents, including restricted cash, of $129,164 and bitcoin (measured at fair value) of $413,033 as of June 30, 2024. As shown in the accompanying unaudited condensed consolidated financial statements, the Company generated a net income from continuing operations of $83,598 during the nine months ended June 30, 2024. The Company had cash outflows from operating activities from continuing operations, which were $150,539 during the nine months ended June 30, 2024. The Company had cash outflows from investing activities from continuing operations due to its investments in capital expenditures in support of its bitcoin mining operations partially offset by proceeds of bitcoin sales. The Company generated significant cash inflows from financing activities from continuing operations, primarily attributed to proceeds from equity offerings. The Company generates non-cash consideration in the form of bitcoin, that the Company will sell to generate cash to funds its operations. During the nine months ended June 30, 2024, the Company sold $42,803 of bitcoin at various times during the period and utilized the proceeds to pay expenditures. However, the Company utilized portions of its equity offerings to offset its cash used in operating and investing activities. The Company believes it has sufficient cash and bitcoin to support its ongoing operations for the next twelve months. The Company intends to continue generating cash from its access to equity financing through its at-the-market (“ATM") offering facility (see Note 13 - Stockholders' Equity). There can be no assurance that we will be able to sell any additional shares of our common stock under the ATM offering facility and no assurance regarding the price at which we will be able to sell such shares, and any sales of our common stock under the ATM offering facility may be at prices that result in additional dilution to our existing stockholders.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates include valuation of derivative assets, available-for-sale investments, share-based awards and tangible assets acquired in asset acquisitions. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may materially differ from these estimates under different assumptions or conditions including, but not limited to, the ultimate impact that the ongoing global supply chain issues may have on the Company’s operations.

Revenue from Contracts with Customers - Revenue from Bitcoin Mining

The Company participates in a third-party operated mining pool. As a participant in the third-party operated mining pool, the Company provides a service to perform hash calculations to the third-party operated mining pool, which is an output of our ordinary activities. The Company recognizes revenue in accordance with ASC Topic 606 – Revenue from Contracts with Customers (ASC 606). The core principle of the revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:

1.
Identify the contract with the customer
2.
Identify the performance obligations in the contract
3.
Determine the transaction price
4.
Allocate the transaction price to the performance obligations in the contract
5.
Recognize revenue when the company satisfies a performance obligation

Step 1: The Company has identified the third-party mining pool operator as its customer (the "Customer"). The Company enters into a contract with the Customer to provide its hash calculations to the Customer's mining pool. The contracts are terminable without penalty at any time by either party, and thus the contract term is shorter than a 24-hour period and the contracts are continuously renewed.

Applying the criteria per ASC 606-10-25-1, the contract arises at the point that the Company provides hash calculations to the Customer's mining pool, which is considered contract inception, because Customer consumption is in tandem with delivery of the hash calculations.

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

Based on these criteria, the Company has identified a single performance obligation of providing hash calculations for the mining pool operator. The continuous renewal options do not represent material rights because they do not provide the Customer with the right to purchase additional goods or services at a discount. Specifically, the contract is renewed at the same terms, conditions, and rate as the current contract which is consistent with market rates, and there are no up front or incremental fees in the initial contract. The Company has full control of the mining equipment used in the mining pool, and if the Company determines if it will increase or decrease the hashrate calculations of its machines and/or fleet (i.e., for repairs or when power costs are excessive), thus increasing or reducing the hashrate provided to the Customer.

Step 3: The Company receives non-cash consideration in the form of bitcoin, fair value of which the Company measures at 23:59:59 UTC on the date of contract inception using the Company's principal market for bitcoin. The contract renews continuously throughout the day, and thus the value of the consideration should be assessed continuously throughout the day, and the Company has concluded to use the 23:59:59 UTC bitcoin price each day. According to the Customer contract, daily settlements are made to the Company by the Customer based on the hash calculations provided over contract periods and the payout is made the following day. There are no other forms of variable considerations, such as discounts, rebates, refunds, credits, price concessions, incentives, performance bonuses, penalties, or other similar items.

The Company earns non-cash consideration based on the Full-Pay-Per-Share (“FPPS”) payout method set forth by the Customer in the form of bitcoin. The amount of bitcoin the Company is entitled to for providing hash calculations to the Customer's mining pool under the FPPS payout method is made up of block rewards and transaction fees less mining pool fees determined as follows:

•
The non-cash consideration calculated as a block reward over the continuously renewed contract periods is based on the total blocks expected to be generated on the Bitcoin Network for the daily 24-hour period beginning midnight UTC and ending 23:59:59 UTC in accordance with the following formula: the hash calculations that the Company provides to the Customer as a percent of the Bitcoin Network’s implied hash calculations as determined by the network difficulty, multiplied by the total Bitcoin Network block rewards expected to be generated for the same period.
•
The non-cash consideration calculated as transaction fees paid by transaction requestors is based on the share of total actual fees paid over the continuously renewed contract periods beginning midnight UTC and ending 23:59:59 UTC in accordance with the following formula: total actual transaction fees generated on the Bitcoin Network during the contract period as a percent of total block rewards the Bitcoin Network actually generated during the same period, multiplied by the block rewards we earned for the same period noted above.
•
The sum of the block reward and transaction fees earned by the Company is reduced by mining pool fees charged by the Customer for operating the mining pool based on a rate schedule per the mining pool contract. The mining pool fee is only incurred to the extent we perform hash calculations and generate revenue in accordance with the Customer’s payout formula during the continuously renewed contract periods beginning mid-night UTC and ending 23:59:59 UTC daily. The Customer provides services solely for bitcoin mining and the fees charged during the most recent quarter were 0.16% of the total daily bitcoin mined. This amount represents consideration paid to the Customer and is thus reported as a reduction in revenue as the Company does not receive a distinct good or service from the mining pool operator in exchange.

Step 4: There is a single performance obligation (i.e., hash calculations or hashrate) for the contract; therefore, all consideration from the Customer is allocated to this single performance obligation.

Step 5: The Company’s performance is completed over time as the Customer obtains control of the contributed hashrate. The performance obligation of hash calculations is fulfilled over time, as opposed to a point in time, because the Company provides the hash calculations throughout the contract period and the customer simultaneously obtains control of the service and uses it to produce bitcoin.

There are no deferred revenues or other liability obligations recorded by the Company since there are no payments in advance of the performance, and there are no remaining performance obligations after providing hash calculations.

Revenues from Data Center Services

Effective as of September 30, 2023, data center services are no longer provided to external customers. The Company formerly provided data services, such as providing its customers with rack space, power and equipment, and cloud services, such as virtual services, virtual storage, and data backup services, generally based on monthly services provided at a defined price included in the contracts. The performance obligations were the services provided to a customer for the month based on the contract. The transaction price was the price agreed with the customer for the monthly services provided and the revenues are recognized monthly based on the services rendered for the month.

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

Restricted cash

The Company considers cash to be restricted when held in a separate bank account and withdrawal and general use is restricted legally or to restrict a portion cash as collateral for insurance carriers. The Company had restricted cash of $3,023 as of June 30, 2024 held in a separate bank account in a certificate of deposit. Amounts included in restricted cash represent those required to be set aside by contractual agreements with insurance carriers in relation to utility bonds for various utility companies.

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

Accounts receivable, net consists of the following and is included in the condensed consolidated balance sheets as Prepaid and other currents assets:

($ in thousands)	June 30, 2024	September 30, 2023
Accounts Receivable, gross	$—	$353
Provision for doubtful allowances	—	(348)
Total Accounts Receivable, net	$—	$5

Inventory

Inventory balances mainly include supplies inventory used to maintain bitcoin mining facilities and are presented at net realizable value with cost being measured on an average cost method. The Company periodically reviews inventories for unusable and obsolete items. Based on this evaluation, provisions are made to write inventories down to their net realizable value. Inventory was $1,538 and $809 as of June 30, 2024 and September 30, 2023, respectively and is included in the condensed consolidated balance sheets as Prepaid and other currents assets.

Prepaid expense and other current assets

The Company records a prepaid expense for costs paid in advance of the benefit received. Those expected to be incurred within one year are recognized and shown as a short-term prepaid expense. Any costs not expected to be incurred within one year of the balance sheet date would be considered other long-term assets. The Company had prepaid expenses of $3,031 and $2,434 as of June 30, 2024 and September 30, 2023, respectively.

Other current assets are assets that consist of supplies, deposits and interest receivable. Deposits and interest we expect to receive within one year are shown as short-term. Those we do not expect to receive within one year of the balance sheet date are shown as other long-term assets.

Concentration Risk

At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of FDIC limits. The cash balance in excess of the FDIC limits was $2,871 and $28,965 as of June 30, 2024 and September 30, 2023, respectively. The accounts offered by the custodian of the Company’s bitcoin, which accounts totaled $413,033 and $56,241 as of June 30, 2024 and September 30, 2023, respectively, are not insured by the FDIC. The Company has not experienced any losses in such accounts.

The Company has certain customers and vendors who individually represented 10% or more of the Company’s revenue or capital expenditures. Please refer to Note 17 - Major Customers and Vendors.

Stock-based compensation

The Company follows the guidelines in FASB Codification Topic ASC 718-10 Compensation-Stock Compensation, which requires companies to measure the cost of employee and non-employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. Stock-based compensation expense for stock options is recognized on a straight-line basis over the requisite service period. The Company may issue compensatory shares for services including, but not limited to, executive, management, accounting, operations, corporate communication, financial and administrative consulting services. The Company determines the grant date fair value of the options using the Black-Scholes option-pricing model. For equity awards granted by the Company that are contingent upon market-based conditions, the Company fair values these awards using the Monte Carlo simulation model. For discussion of accounting for restricted stock units, please refer Note 15 – Stock-Based Compensation.

Earnings (loss) per share

The Company reports earnings (loss) per share in accordance with FASB ASC 260-10 Earnings Per Share, which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. The calculation of diluted net (loss) income per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive.

The following table presents potentially dilutive securities that were not included in the computation of diluted net income (loss) per share as their inclusion would have been anti-dilutive.

	Three months ended June 30,		Nine months ended June 30,
	2024	2023	2024	2023
Restricted stock awards	1,028,749	763,190	1,707,026	-
Options	339,282	9,397	158,124	2,289
Warrants	13,767	729	12,376	-
Contingently Issued Earn-out Shares	-	-	-	387,126
Total	1,381,798	773,316	1,877,526	389,415

Provided below is the loss per share calculation for the three and nine months ended June 30, 2024 and 2023:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
($ in thousands, except share and per share amounts)	2024	2023	2024	2023
Continuing Operations
Numerator
(Loss) income from continuing operations	$(236,242)	$(14,117)	$(83,598)	$(62,771)
Preferred stock dividends	—	—	3,421	—
(Loss) income from continuing operations attributable to common shareholders	$(236,242)	$(14,117)	$(87,019)	$(62,771)

Denominator
Weighted-average common shares outstanding, basic	228,642,939	114,844,402	205,482,062	87,248,719
Dilutive impact of stock options and other share-based awards	—	—	—	389,415
Weighted-average common shares outstanding, diluted	228,642,939	114,844,402	205,482,062	87,638,134
(Loss) income from continuing operations per common share attributable to common shareholders
Basic	$(1.03)	$(0.12)	$(0.42)	$(0.72)
Diluted	$(1.03)	$(0.12)	$(0.42)	$(0.72)

Discontinued Operations
Numerator
(Loss) income from discontinued operations	$—	$(102)	$—	$1,061
Denominator
Weighted-average common shares outstanding, basic	228,642,939	114,844,402	205,482,062	87,248,719
Dilutive impact of stock options and other share-based awards	—	—	—	389,415
Weighted-average common shares outstanding, diluted	228,642,939	114,844,402	205,482,062	87,638,134
Income on discontinued operations per common share attributable to common shareholders
Basic	$—	$—	$—	$0.01
Diluted	$—	$—	$—	$0.01

Property and equipment

Property and equipment are stated at cost less accumulated depreciation. Construction-in-progress is the construction or development of assets that have not yet been placed in service for their intended use. Depreciation for building and building improvements, leasehold improvements, miners, mining equipment, infrastructure assets, machinery and equipment, and furniture and fixtures commences once they are ready for their intended use. Leasehold improvements are depreciated on a straight-line basis over the shorter of their estimated useful lives or the terms of the related leases. Estimates of useful lives, residual values and methods of depreciation are periodically reviewed and revised to recognize changes in conditions. Any changes based on additional available information are accounted for prospectively as a change in accounting estimate. Land is not depreciated.

Depreciation is calculated on a straight-line basis over the estimated useful life of the asset as follows:

Useful life (years)
Land improvements	5 - 15
Building and building improvements	Shorter of lease term or 30 years
Leasehold improvements	Shorter of lease term or 15 years
Miners	3 (1)
Mining equipment	3 - 15
Infrastructure asset	Shorter of lease term or 15 years
Machinery and equipment	3 - 10
Furniture and fixtures	1 - 5

(1) Effective May 1, 2024, the Company reduced the useful life for miners from five years to three years

In accordance with FASB ASC 360-10, Property, Plant and Equipment, the carrying value of property and equipment and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value. During the three and nine months ended June 30, 2024 the Company recorded an impairment expense of $189,235 on certain miners (see Note 8 - Property and Equipment).

Bitcoin

Bitcoin are included in current assets in the Consolidated Balance Sheets due to the Company’s ability to sell bitcoin in a highly liquid marketplace, and such bitcoin holdings are expected to be realized in cash or sold or consumed during the normal operating cycle of the Company.

As a result of adopting ASC 350-60 on October 1, 2023, bitcoin is measured at fair value as of each reporting period (see Recently Issued Accounting Pronouncements). The fair value of bitcoin is measured using the period-end closing bitcoin price from its principal market, Coinbase, in accordance with ASC 820, Fair Value Measurement ("ASC 820"). Since bitcoin is traded on a 24-hour period, the Company utilizes the price as of 23:59:59 UTC, which aligns with the Company's revenue recognition cut-off. The changes in bitcoin valuation due to remeasurement in fair value within each reporting period are reflected on the Condensed Consolidated Statements of Operations and Comprehensive Loss as "Gain (loss) on fair value of bitcoin, net". In accordance with ASC 350-60, the Company discloses realized gains and losses from the sale of bitcoin and such gains and losses are measured as the difference between the cash proceeds and the cost basis of bitcoin as determined on a First In-First Out ("FIFO") basis.

Prior to the issuance of ASU 2023-08 and adoption of ASC 350-60, bitcoin was recorded at cost less impairment and was classified as indefinite-lived intangible assets in accordance with ASC 350, Intangibles — Goodwill and Other, ("ASC - 350"). Bitcoin was accounted for in connection with the Company’s revenue recognition policy detailed above. An intangible asset with an indefinite useful life was not amortized but was assessed for impairment annually, or more frequently, when events or changes in circumstances occurred indicating that it was more likely than not that the indefinite-lived asset was impaired. Impairment exists when the carrying amount exceeds its fair value. In testing for impairment for periods under the prior accounting guidance, the Company had the option to first perform a qualitative assessment to determine whether it was more likely than not that an impairment exists. If it was determined that it was not more likely than not that an impairment exists, a quantitative impairment test was not necessary. If the

Company concluded otherwise, it was required to perform a quantitative impairment test. The Company elected to perform the quantitative impairment test each period rather than first performing the qualitative assessment. Quantitative impairment was measured using the intraday low bitcoin price from its principal market for bitcoin in accordance with ASC 820. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses was not permitted as per ASC 350.

Bitcoin, which is non-cash consideration earned by the Company through its mining activities, are included as a reconciling item as a cash outflow within operating activities on the accompanying Condensed Consolidated Statements of Cash Flow. The cash proceeds from the sales of bitcoin are classified based on the holding period in which the bitcoin is held. ASC 350-60 provides guidance on classifying proceeds from bitcoin and concludes that bitcoin converted nearly immediately into cash would qualify as cash flows from operating activities. All other sales would qualify as investing activities. The Company did not hold its bitcoin for extended periods of time, and such sales proceeds prior to the adoption of ASC 350-60 were reported as cash flows from operating activities. Upon adoption of ASC 350-60, the Company evaluates its sales of bitcoin and records bitcoin sold nearly immediately as operating cash flows and the remainder will be recorded as investing activities. During the nine months ended June 30, 2024, all proceeds from bitcoin sales were classified as investing activities.

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

The carrying value of cash, accounts payable, accrued expenses and short-term portion of loan payable are level 1 and approximate their fair values because of the short-term nature of the instruments. The carrying amount of the Company's long-term portion of loan payable is also stated at fair value since the stated rate of interest approximates market rates available to the Company for a similar duration. Management believes the Company is not exposed to significant interest or credit risks arising from these financial instruments.

The following table presents the Company’s financial instruments that are measured and recorded at fair value on the Company’s balance sheets on a recurring basis and their level within the fair value hierarchy as of June 30, 2024 and September 30, 2023:

June 30, 2024
($ in thousands)	Amount	Level 1	Level 2	Level 3
Bitcoin	$413,033	$413,033	$—	$—
Derivative investment asset	1,692	—	—	1,692
Investment in debt security	812	—	—	812
Total	$415,537	$413,033	$—	$2,504

September 30, 2023
($ in thousands)	Amount	Level 1	Level 2	Level 3
Derivative investment asset	$2,697	$—	$—	$2,697
Investment in debt security	726	—	—	726
Total	$3,423	$—	$—	$3,423

There were no transfers between Level 1, 2 or 3 during the nine months ended June 30, 2024.

The activities of the financial instruments that were measured and recorded at fair value on the Company's balance sheets on a recurring basis during the nine months ended June 30, 2024 are described in Note 7 - Investments.

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

3.
ACQUISITIONS

Pending Acquisitions

GRIID Infrastructure Inc.

On June 26, 2024, the Company entered into an Agreement and Plan of Merger (the “GRIID Agreement”) with GRIID Infrastructure Inc., a Delaware corporation (“GRIID”), and Tron Merger Sub, Inc. (“Merger Sub”), a Delaware corporation and a wholly owned subsidiary of the Company. The GRIID Agreement provides that, among other things and subject to the terms and conditions of the GRIID Agreement, (1) Merger Sub will be merged with and into GRIID (the “Merger”), with GRIID surviving and continuing as the surviving corporation in the Merger, and, (2) at the effective time of the Merger (the “Effective Time”), holders of each outstanding share of common stock, par value $0.0001 per share, of GRIID (“GRIID Common Stock”) will receive, in exchange for each share of GRIID Common Stock held immediately prior to the Merger (other than certain excluded shares), that number of shares of common stock, par value $0.001 per share, of CleanSpark common stock equal to the quotient obtained by dividing the Aggregate Merger Consideration (as defined below) by the total number of shares of GRIID Common Stock issued and outstanding as of the closing date of the Merger (the “Exchange Ratio”). The term “Aggregate Merger Consideration” means the quotient obtained by dividing (x) the sum of (i) $155,000 minus (ii) the amount of GRIID’s outstanding liabilities as of the closing date of the Merger (net of cash on hand), including all Indebtedness (as defined in the GRIID Agreement), plus up to $5,000 in severance obligations that would be due and payable upon termination of certain employees identified by the Company prior to the closing date, by (y) $16.587 (which is the volume-weighted average price of CleanSpark common stock for the two consecutive trading days prior to the date of the GRIID Agreement).

The GRIID Agreement provides that, at the Effective Time, each GRIID restricted stock unit award that is outstanding immediately prior to the Effective Time will immediately vest with respect to 100% of the shares of GRIID Common Stock subject to such GRIID restricted stock unit award, which shares of GRIID Common Stock will be converted into the right to receive the merger consideration with respect to each share of GRIID Common Stock. Further, the

GRIID Agreement provides that, at the Effective Time, each outstanding vested compensatory option to purchase shares of GRIID Common Stock will be canceled and converted into the right to receive that number of shares of CleanSpark common stock (rounded down to the nearest whole share) equal to the quotient of (i) the product of (A) the excess, if any, of the merger consideration value over the per share exercise price of the applicable option, multiplied by (B) the number of shares of GRIID Common Stock subject to such option immediately prior to the Effective Time, divided by (ii) the volume-weighted average price of CleanSpark common stock for the two consecutive trading days prior to the date of the GRIID Agreement. Any GRIID option that has an exercise price per share of GRIID Common Stock that is equal to or greater than the merger consideration value will be canceled for no consideration.

At the Effective Time, each outstanding and unexercised warrant to purchase shares of GRIID Common Stock will be converted into a warrant to purchase a number of shares of CleanSpark common stock, rounded down to the nearest whole share, that is equal to the product of (A) the number of shares of GRIID Common Stock subject to such warrant as of immediately prior to the Effective Time, multiplied by (B) the Exchange Ratio. The exercise price per share of CleanSpark common stock underlying such warrant will be equal to the quotient obtained by dividing (x) the per share exercise price applicable to such warrant immediately prior to the Effective Time by (y) the Exchange Ratio, rounded up to the nearest whole cent. Each such CleanSpark warrant shall be on the same terms and conditions as were applicable under such GRIID warrant immediately prior to the Effective Time.

The completion of the Merger is subject to satisfaction or waiver of certain customary mutual closing conditions, including (1) the receipt of the required approvals from GRIID stockholders, (2) the absence of any governmental order or law that makes consummation of the Merger illegal or otherwise prohibited, (3) the effectiveness of the registration statement on Form S-4 to be filed by the Company pursuant to which the shares of CleanSpark common stock to be issued in connection with the Merger are registered with the SEC, and (4) the authorization for listing of CleanSpark common stock to be issued in connection with the Merger on The Nasdaq Stock Market LLC. The obligation of each party to consummate the Merger is also conditioned upon (1) the other party’s representations and warranties being true and correct (subject to certain materiality exceptions), (2) the other party having performed in all material respects its obligations under the GRIID Agreement, (3) the absence of a material adverse effect on the other party and (4) the receipt of an officer’s certificate from the other party confirming that the foregoing conditions (1)-(3) have been satisfied.

The GRIID Agreement contains customary representations and warranties of CleanSpark and GRIID relating to their respective businesses, financial statements and public filings, in each case generally subject to customary materiality qualifiers. Additionally, the GRIID Agreement provides for customary pre-closing covenants for each party including, subject to certain exceptions, covenants to conduct their respective businesses in the ordinary course consistent with past practice and to refrain from taking certain actions without the other party’s consent. CleanSpark and GRIID also agreed to use their respective reasonable best efforts to cause the Merger to be consummated, subject to certain limitations set forth in the GRIID Agreement. CleanSpark and GRIID have agreed to file the registration statement on Form S-4 and the proxy statement for GRIID’s special meeting of stockholders no later than 60 days after the signing date of the GRIID Agreement.

The GRIID Agreement provides that, during the period from the date of the GRIID Agreement until the Effective Time, GRIID will be subject to certain restrictions on its ability to solicit alternative competing proposals from third parties, to provide non-public information to third parties and to engage in discussions with third parties regarding alternative competing proposals, subject to customary exceptions. GRIID is required to call a special meeting of its stockholders to approve the GRIID Agreement and, subject to certain exceptions, to recommend that its stockholders approve the GRIID Agreement.

The GRIID Agreement contains termination rights for each of the Company and GRIID, including, among others, (1) by mutual written consent of the Company and GRIID, (2) by either the Company or GRIID if the Merger has not been consummated on or before 5:00 p.m. Las Vegas, Nevada time, on March 31, 2025 (provided that such right will not be available to any party whose failure to fulfill any material covenant or agreement under the GRIID Agreement caused of or resulted in the failure of the Merger to occur on or before such date), and (3) if the stockholders of GRIID do not approve the GRIID Agreement at its special meeting of stockholders.

Additionally, the GRIID Agreement permits GRIID, subject to compliance with certain requirements and payment of a termination fee (described below), to terminate the GRIID Agreement to enter into a definitive agreement for a superior alternative competing proposal to the Merger.

Upon termination of the GRIID Agreement under specified circumstances, including, among others, the (1) termination by GRIID to enter into a definitive agreement for a superior alternative competing proposal to the Merger, (2) termination by the Company in the event of a change of recommendation by the GRIID board of directors or (3) termination by the Company because GRIID, its subsidiaries or any of its directors or officers materially breached their non-solicitation obligations, GRIID would be required to pay the Company a termination fee of $1,500. In addition, if the GRIID Agreement is terminated because of a failure of GRIID’s stockholders to approve the Merger, GRIID will be required to reimburse the Company for certain expenses incurred in connection with the Merger. In no event will the Company be entitled to receive more than one termination fee, net of any expense reimbursement.

Concurrent with the GRIID Agreement, the Company and GRIID entered into a senior secured term loan credit agreement (the “GRIID Credit Agreement”) and a co-location mining service agreement (the "Hosting Agreement") on June 26, 2024. See Note 6 - Note Receivable from GRIID for more information on the Credit Agreement. Pursuant to the Hosting Agreement, GRIID will host and power certain CleanSpark bitcoin mining equipment at GRIID facilities for a fee defined in the Hosting Agreement. The Hosting Agreement has an initial service term of one year with seven additional renewal terms, each for six months.

Wyoming Acquisition - Cheyenne, WY

On May 8, 2024, CSRE Properties Wyoming, LLC, a Wyoming limited liability company and wholly-owned subsidiary of the Company (the "Wyoming Buyer") entered into a Purchase and Sale Agreement with MineOne Wyoming Data Center LLC (the "Seller"), pursuant to which the Wyoming Buyer agreed to purchase approximately seventeen (17) acres of real property located in Wyoming. On May 29, 2024, the Company entered into new purchase and sale agreements with the Seller, collectively amending and restating the original agreement dated May 8, 2024.

The original transaction anticipated the purchase of approximately seventeen (17) acres of real property located in Wyoming, comprising two parcels, for a total purchase price of $18,750, allocated as $11,250 for Parcel 1 and $7,500 for Parcel 2, and a contingent payment of up to $13,750. Due to federal regulatory consent requirements relating to Parcel 1, the agreement was renegotiated and split into two agreements: the first agreement for Parcel 1, with a purchase price of $11,250, and the second agreement for Parcel 2, with a purchase price of $11,250, with no contingent payment requirements for either parcel.

As of June 30, 2024, the acquisition was not yet completed and no assets have been acquired (see Note 18 - Subsequent Events).

Completed Asset Acquisitions

LN Energy LLC Acquisition - Georgia

On June 17, 2024, CleanSpark, Inc., through its wholly-owned subsidiary, CSRE Properties Sandersville, LLC (the "LN Energy Buyer"), entered into six (6) definitive agreements to acquire bitcoin mining facilities located in Georgia from, respectively, LN Energy 1 LLC, LN Energy 3 LLC, LN Energy 4 LLC, LN Energy 5 LLC, LN Energy 6 LLC and LN Energy 7 LLC. The definitive agreements include the purchase of mining data centers, and the assumption of the underlying real property leases and one power agreement. The combined purchase price was $26,177, which includes $25,800 paid to the LN Energy Seller, $132 incurred for direct acquisition costs, and $245 in assumed lease liabilities. The transaction is accounted for as an asset acquisition, whereby the total purchase price is allocated first to the fair value of the assets acquired and any excess purchase price is allocated to the acquired assets pro-rata. No goodwill is calculated in an asset acquisition.

The allocation of the purchase price of the assets acquired are summarized below:

Purchase Price Allocation: ($ in thousands)	Allocation at Acquisition Date
Building/Improvements	$1,809
Infrastructure	21,818
Right of use assets	2,550
Total	$26,177

Dalton 3 Acquisition - Dalton, GA

On February 2, 2024, the Company, through its wholly-owned subsidiary CSRE Properties Dalton, LLC, entered into two purchase agreements with Makerstar Capital, Inc. and its wholly-owned subsidiary, Eyas Investment Group, respectively, for approximately two of real property (the “Dalton Property”) located in Dalton, Whitfield County, Georgia and all improvements, fixtures and personal property situated on the Dalton Property. The Dalton Property was in the early stages of construction and included a concrete foundation and in-process electrical infrastructure at the time of entry into the respective agreements. The combined purchase price (including direct acquisition costs of $132) for the real property and improvements, fixtures and personal property was approximately $3,569. The transaction was consummated in February 2024 and accounted for as an asset acquisition, whereby the total purchase price is allocated first to the fair value of the assets acquired and any excess purchase price is allocated to the acquired assets pro-rata. No goodwill is calculated in an asset acquisition.

The allocation of the purchase price of the assets acquired is summarized below:

Purchase Price Allocation: ($ in thousands)	Allocation at Acquisition Date
Land	$327
Building/Improvements	702
Infrastructure	2,540
Total	$3,569

In connection with the acquisition of the Dalton Property, the Company entered into a Construction Management Services Agreement dated February 1, 2024 with Makerstar Capital, Inc., pursuant to which the Company has engaged Makerstar Capital Inc. to manage the completion of the construction of a data center facility on the Dalton Property for aggregate consideration of $3,435. The construction was substantially completed, and the facility began bitcoin mining operations on April 4, 2024.

Mississippi Locations Acquisition - Meridian, Vicksburg and Wiggins, MS

On February 26, 2024, the Company, through its wholly-owned subsidiary CSRE Properties Mississippi, LLC, closed on the Purchase and Sale Agreement entered into with Makerstar Capital, Inc. on February 5, 2024, pursuant to which the Company agreed to purchase three bitcoin mining facilities in Mississippi for an aggregate purchase price (including direct acquisition costs of $148) of $19,771. The three facilities are located in Meridian, Vicksburg, and Wiggins, respectively. The transaction was accounted for as an asset acquisition, whereby the total purchase price is allocated first to the fair value of the assets acquired and any excess purchase price is allocated to the acquired assets pro-rata. No goodwill is calculated in an asset acquisition.

The allocation of the purchase price of the assets acquired is summarized below:

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

The allocation of the purchase price of the assets acquired is summarized below:

($ in thousands)	Allocation at Acquisition Date
Land lease - right of use asset	$266
Operating lease liability	(266)
Building	1,328
Infrastructure	8,061
Total purchase price	$9,389

There have been no subsequent adjustments to the allocation of the purchase price after the preliminary allocation.

4.
DISCONTINUED OPERATIONS

In June 2022, the Company determined to make available for sale the asset groups related to its energy segment due to its strategic shift to strictly focus on its bitcoin mining operations. As a result, the energy segment's results of operations have been reclassified as discontinued operations on a retrospective basis for all periods presented. Accordingly, the assets and liabilities of this segment are separately reported as “assets and liabilities held for sale” as of June 30, 2024 and September 30, 2023 in the Condensed Consolidated Balance Sheets. Through September 2023, the Company sold the majority of its software and intellectual property assets related to the energy segment and is in the process of selling additional remaining inventory and assets. The results of operations of this segment, for all periods, are separately reported as “discontinued operations” in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

Provided below are the key areas of the financials that constitute the discontinued operations:

	June 30, 2024	September 30, 2023
($ in thousands)
ASSETS
Current assets
Accounts receivable, net	$—	$126
Inventory	320	319
Total current assets held for sale	$320	$445

Total assets held for sale	$320	$445

LIABILITIES
Total current liabilities held for sale	611	1,175
Total liabilities held for sale	$611	$1,175

	For the three months ended		For the nine months ended
($ in thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Total revenues, net	$—	$11	$—	$140

Total costs and expenses	—	110	—	794

Loss from operations	$—	$(99)	$—	$(654)

Total other income	—	(3)	—	1,715

(Loss) income before income tax (expense) benefit	—	(102)	—	1,061
Income tax benefit (expense)	—	—	—	—
Net (loss) income attributable to common shareholders	$—	$(102)	$—	$1,061

5.
BITCOIN

The following table presents the Company's bitcoin holdings as of June 30, 2024 and September 30, 2023:

	As of
Bitcoin holdings	June 30, 2024	September 30, 2023
Number of bitcoin held	6,590	2,243
Cost basis - per bitcoin	$47,680	$25,074
Fair value - per bitcoin	$62,675	$26,961
Cost basis of bitcoin (in '000s)	$314,212	$56,241
Fair value of bitcoin (in '000s)	$413,033	$60,424

The cost basis represents the valuation of bitcoin at the time the Company earns the bitcoin through mining activities. The cost basis for 2,243 bitcoin held as of the adoption of ASC 350-60, was determined on the "cost less impairment" basis.

The following table presents information based on the activity of bitcoin for the nine months ended June 30, 2024:

	Three months ended	Nine months ended
($ in thousands)	June 30, 2024	June 30, 2024
Beginning Balance	$357,981	$56,241
Cumulative effect of the adoption of ASC 350-60	—	4,183
Adjusted balance as of September 30, 2023 - at fair value	$357,981	$60,424
Addition of bitcoin from mining activities	104,108	289,693
Bitcoin sold & issued for services and purchase of software	(718)	(44,490)
(Loss) gains from fair value adjustments	(48,338)	107,406
Ending Balance	$413,033	$413,033

The Company's bitcoin holdings are not subject to rehypothecation and do not serve as collateral for any existing loans or agreements. As of June 30, 2024, the Company held no other crypto currency. The cumulative realized gains from dispositions of bitcoin during the three and nine months ended June 30, 2024 were $443 and $12,862, respectively. There were no cumulative realized losses from dispositions of bitcoin during the three and nine months ended June 30, 2024.

6. NOTE RECEIVABLE FROM GRIID

On June 26, 2024, concurrent with the GRIID Agreement (see Note 3), the Company entered into the GRIID Credit Agreement, which is a senior secured term loan under which the Company provided a term loan of $55,919 to GRIID, which GRIID is permitted to use solely for certain purposes as set forth in the GRIID Credit Agreement. As of June 30, 2024, GRIID had borrowed $15,000 and subsequent to June 30, 2024, GRIID borrowed the remaining amount of $40,919. Any amounts repaid prior to the maturity date cannot be reborrowed.

The maturity date of the term loan is the earlier of (i) June 26, 2025, or (ii) 90 days after the termination of the merger transaction between the Company and GRIID under the GRIID Agreement (other than a termination resulting solely from the breach of the Company). On the maturity date, the principal and any accrued but unpaid interest will be due and payable. The term loan bears interest at a rate of 8.5% per annum. The GRIID Credit Agreement contains customary representations, warranties, covenants, and events of default for a term loan of this type. The GRIID Credit Agreement was amended and restated on August 2, 2024, see Note 18 - Subsequent Events.

7. INVESTMENTS

As of June 30, 2024 and September 30, 2023, the Company had total investments of $2,506 and $3,423, respectively, that were comprised of the following:

Investment in Debt Securities (Preferred Stock) and Related Embedded Derivative Asset

On November 5, 2019, the Company entered into a Securities Purchase Agreement (the "SPA"), dated as of November 6, 2019, with International Land Alliance, Inc. ("ILAL").

Pursuant to the terms of the SPA with ILAL, the Company purchased 1,000 shares of Series B Preferred Stock of ILAL (the “ILAL Preferred Stock”) for an aggregate purchase price of $500, less certain expenses and fees. The Series B Preferred Stock accrue cumulative in-kind accruals at a rate of 12% per annum and were redeemable on August 6, 2020. The ILAL Preferred Stock can be converted into common stock at a variable rate (refer to the discussion on embedded derivative assets below). This variable conversion ratio will increase by 10% with the occurrence of certain events. Since the investments were not redeemed on August 6, 2020, they are now redeemable at the Company`s option in cash or into common stock, based on the conversion ratio. The ILAL Preferred Stock is recorded as an available-for-sale ("AFS") debt security and is reported at its estimated fair value as of June 30, 2024. Any change in the fair values of AFS debt securities are reported net of income tax as an element of Other Comprehensive Income.

The Company accrued no interest on our available-for-sale debt securities as of June 30, 2024 and September 30, 2023, respectively. The fair value of investment in Debt Securities was $812 and $726 as of June 30, 2024 and September 30, 2023, respectively. The Company has included gain on change in fair value of preferred stock amounting to $86 for the nine months ended June 30, 2024, and $86 for the nine months ended June 30, 2023, as part of Other Comprehensive Income in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

The Company has deemed this variable conversion feature of the ILAL Preferred Stock as an embedded derivative instrument in accordance with ASC Topic No. 815. This topic requires the Company to account for the conversion feature on its balance sheet at fair value and account for changes in fair value as a derivative gain or loss. Unrealized gain or loss on fair valuation of this embedded feature is recognized as income or loss in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

Total fair value of investment in derivative assets as of June 30, 2024 and September 30, 2023 was $1,692 and $2,697, respectively. The Company fair values the debt security as a straight debt instrument based on liquidation value and accrued interest to date. The fair value of the derivative asset is based on the difference in the fair value of the debt security determined as a straight debt instrument and the fair value of the debt security if converted as of the reporting date. The Company recorded an unrealized loss on derivative assets of $1,005 for the nine months ended June 30, 2024, compared to an unrealized loss on derivative assets of $1,110 for the nine months ended June 30, 2023.

The following table sets forth a reconciliation of carrying value of all investments as of June 30, 2024:

($ in thousands)	ILAL Debt Securities	ILAL Derivative Asset
Balance as of September 30, 2023	$726	$2,697
Unrealized loss on derivative asset	—	(1,005)
Unrealized gain on fair value recognized in other comprehensive income	86	—
Balance as of June 30, 2024	$812	$1,692

8. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

($ in thousands)	June 30, 2024	September 30, 2023
Land	$6,817	$4,144
Land improvements	5,446	1,564
Building and improvements	75,934	52,198
Leasehold improvements	2,033	672
Miners	752,489	527,868
Mining equipment	24,325	18,706
Infrastructure	131,797	45,612
Machinery and equipment	2,857	1,907
Furniture and fixtures	1,398	386
Construction in progress	15,271	81,875
Total	$1,018,367	$734,932
Less: accumulated depreciation	(449,974)	(170,537)
Property and equipment, net	$568,393	$564,395

In April 2024, as a result of the bitcoin halving event and the execution of the 100,000 miner purchase option for new Bitmain Antminer S21 Pro models (see Note 16 - Commitments and Contingencies), the Company concluded that various miner models (S19J, S19 J Pro and S19 J Pro+) would be removed from service and replaced with newer, more efficient miner models. The planned replacement is expected to be completed by December 31, 2024. Accordingly, the Company performed an impairment test on the miners planned for replacement, resulting in an impairment charge of $189,235, which is recorded in the Condensed Consolidated Statements of Operations and Comprehensive Loss as "Impairment expense - fixed assets". The fair value less residual value of the impaired miners will depreciated over the remaining period in which they are operating.

Effective May 1, 2024, as a result of new information about actual lives of its bitcoin miners based on historical experience and advancements in overall miner efficiency, the Company has reduced the useful lives of miners from five years to three years. The impact of the change in useful lives of miners from five to three years increased depreciation expense and loss before income tax expense by approximately $7,261 for the three months ended June, 30, 2024, and decreased basic and diluted earnings per share by $0.03 and $0.04, for the three and nine months ended June 30, 2024, respectively. Total depreciation expense for the nine months ended June 30, 2024 and 2023 was $101,198 and $60,926, respectively.

For the nine months ended June 30, 2024, the Company disposed of $14,075 of miners with a net book value of $3,079 for $798 and recognized a $2,281 loss on disposal.

The Company placed-in service property and equipment of $317,147 during the nine months ended June 30, 2024, which included $287 in machinery and equipment acquired in equipment loan transactions. This increase in fixed assets primarily consisted of miners of $238,696. Assets acquired through acquisition transactions (see Note 3 - Acquisitions) resulted in an additional $46,967 in total assets placed in service. Additionally, in January 2024, the Company purchased raw land next to the Sandersville, GA location for approximately $1,038.

On April 7, 2023, CleanSpark HQ, LLC (“HQLLC”), a single-member limited liability company and subsidiary wholly owned by the Company, purchased certain real property located in Henderson, Nevada for $4,100. The Company utilizes this office space as its new corporate headquarters. The real property is recorded in building and building improvements and was placed in service in the first quarter of fiscal 2024.

Construction in progress: The Company is expanding its facilities in the State of Georgia, including infrastructure, building, and land improvements to expand its mining operations.

As of June 30, 2024 and September 30, 2023, the Company had outstanding deposits for miners and mining equipment totaling $284,541 and $75,959, respectively. Such deposits are recorded as long-term assets on the Condensed Consolidated Balance Sheets.

9. INTANGIBLE ASSETS

Intangible assets consist of the following as of June 30, 2024 and September 30, 2023:

	June 30, 2024			September 30, 2023
($ in thousands)	Intangible assets	Accumulated amortization	Net intangible assets	Intangible assets	Accumulated amortization	Net intangible assets
Software	$980	$(180)	$800	$440	$(90)	$350
Websites	15	(12)	3	15	(8)	7
Strategic Contract	9,800	(7,023)	2,777	9,800	(5,554)	4,246
Total	$10,795	$(7,215)	$3,580	$10,255	$(5,652)	$4,603

Amortization expense for the nine months ended June 30, 2024 and 2023 was $1,563 and $1,599, respectively.

The Company expects to record amortization expense of intangible assets over the next 5 years and thereafter as follows:

Fiscal Year
($ in thousands)	June 30, 2024
Remainder of 2024	$540
2025	2,158
2026	523
2027	193
2028 and thereafter	166
Total	$3,580

10.
LEASES

In January 2024, the Company ceased usage of its prior corporate headquarters, which was accounted for as an operating lease. As of June 2024, the Company has not sub-leased the location and has impaired the right of use asset in the amount of $396 and has recorded this as "impairment expense - other" on the Condensed Consolidated Statements of Operations and Comprehensive Loss.

In April 2024, the Company entered into a new operating land lease in Dalton, GA for the expansion of a fourth bitcoin mining location, which is located adjacent to one of its current facilities. The lease is for a total of $18 per year for five years, for which the Company recorded a right of use asset and operating lease liability of $122.

In connection with the acquisition of the LN Energy locations (see Note 3 - Acquisitions), the Company assumed four land leases, which are included in the tables below.

The Company's lease costs recognized during the nine months ended June 30, 2024 and 2023 in the unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss consist of the following:

	For the three months ended		For the nine months ended
($ in thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Operating lease cost (1)	$47	$62	$140	$221
Finance lease cost:
Depreciation expense of financed assets	$27	$37	$109	$156
Interest on lease obligations	$1	$20	$3	$30

(1) Included in general and administrative expenses

Other lease information is as follows:

	For the nine months ended
($ in thousands)	June 30, 2024	June 30, 2023
Cash paid for amounts included in measurement of lease obligations:
Operating cash outflows from operating leases	$161	$240
Operating cash outflows from finance leases	$3	$30
Financing cash outflows from finance leases	$117	$249

	June 30, 2024	September 30, 2023
Weighted-average remaining lease term - operating leases	7.1 years	4.0 years
Weighted-average remaining lease term - finance leases	0.4 years	2.1 years
Weighted-average discount rate - operating leases	6.80%	5.40%
Weighted-average discount rate - finance leases	5.50%	5.50%

The following is a schedule of the Company's lease liabilities by contractual maturity as of June 30, 2024:

($ in thousands) Fiscal Year	Operating Leases	Finance Leases
Remainder of 2024	$103	$14
2025	296	9
2026	299	—
2027	204	—
2028	142	—
Thereafter	781	—
Gross lease liabilities	1,825	23
Less: imputed interest	(906)	—
Present value of lease liabilities	$919	$23
Less: Current portion of lease liabilities	(198)	(23)
Total lease liabilities, net of current portion	$721	$—

11. LOANS

As of June 30, 2024, the Company had a gross balance outstanding of $11,075, netted against discount on loans payable of $96. Total principal payments on loans during the nine months ended June 30, 2024 were $5,296.

The following is a schedule of the Company's loan balance, net of debt discount and future loan payments, as of June 30, 2024:

			June 30, 2024	September 30, 2023
($ in thousands)	Maturity Date	Rate	Debt Balance, Net	Debt Balance, Net
Master Equipment Financing Arrangement	Apr-25	13.80%	$6,862	$11,603
Mortgage - Corporate Facility	Apr-25	10.00%	1,973	1,950
Marquee Funding Partners	Jul-26 - Feb-27	13.00%	1,387	1,725
Auto & Equipment Loans	Sep-24 - Dec-29	0.0-11.3%	757	625
Total Loans Outstanding			$10,979	$15,903
Less: current portion of long-term loans			(9,665)	(6,992)
Long-term loans, excluding current portion			$1,314	$8,911

($ in thousands)	5-Year Loan Maturities
Outstanding Loan	FY 2024	FY 2025	FY 2026	FY 2027	FY 2028	Thereafter	Total
Master Equipment Financing Arrangement	$1,711	$5,221	$—	$—	$—	$—	$6,932
Mortgage - Corporate Facility	—	2,000	—	—	—	—	2,000
Marquee Funding Partners	120	521	592	154	—	—	1,387
Auto & Equipment Loans	57	227	218	128	94	32	756
Total principal amount of loan payments by fiscal year	$1,888	$7,969	$810	$282	$94	$32	$11,075
Unamortized deferred financing costs and discounts							(96)
Total loan book value as of March 31, 2024							$10,979

Mortgage - Corporate Office

On May 10, 2023, HQLLC completed a refinancing transaction whereby it borrowed a net $1,937 against the equity of the real property purchased in April 2023 that is currently utilized as the Company's Corporate Office (see Note 8 - Property and Equipment). The loan agreement has a two year term, 10% interest rate and monthly interest only payments until maturity.

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

Marquee Funding Partners

In connection with the acquisition of a bitcoin mining facility from WAHA Technologies Inc. in August 2022, certain assets were encumbered with mortgages which the Company assumed. The mortgages assumed have a current unpaid principal balance of $1,387, remaining payment terms ranging from 25-32 months and annual interest of 13%.

Auto and Equipment Loans

The Company has entered into various financing arrangements to purchase vehicles and non-miner equipment with combined principal outstanding at June 30, 2024 of $757. The loans vary in terms from 12-72 months with annual interest rates ranging from 0.00% - 11.30%. The loans are secured with the purchased vehicles and equipment. During the nine months ended June 30, 2024, the Company entered into seven separate agreements for the purchase of machinery, autos and equipment with a combined principal of $287, with terms ranging from 12-72 months and interest rates ranging from 0.00% to 11.3%.

12. INCOME TAXES

The Company has calculated the tax provision using a cutoff approach based on year-to-date actual amounts and adjusts for discrete items in the quarter. The approach is applied when application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. The Company believes, at this time, the use of this cutoff approach is more appropriate than the annual effective tax rate method due to the high degree of uncertainty in estimating annual pre-tax income. The quarterly tax provision is subject to fluctuation due to factors including changing assumptions on forecasted annual pretax income, certain book and tax differences, valuation allowances against deferred tax assets, or changes in or interpretation of tax laws. We consider new evidence (both positive and negative) at each reporting date that could affect our view of the future realization of deferred tax assets. We evaluate information such as historical financial results, historical taxable income, projected future taxable income, expected timing of the reversals of existing temporary differences and available prudent and feasible tax planning strategies in our analysis.

The Company's income tax benefit (including discrete items) was $9,495 and $0 for the three months ended June 30, 2024 and 2023, respectively, and an income tax expense of $3,499 and $0 for the nine months ended June 30, 2024 and 2023, respectively.

The Company's effective income tax rate (including discrete items) was 3.9% and 0% for the three months ended June 30, 2024 and 2023, respectively, and (4.4%) and 0% for the nine months ended June 30, 2024 and 2023, respectively. The Company's effective tax rate differs from the U.S. statutory rate of 21% primarily due to maintaining a valuation allowance on the deferred tax assets.

13. STOCKHOLDERS’ EQUITY

Overview

The Company’s authorized capital stock consists of 300,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share. In the 2023 Annual Meeting of Stockholders held in March 2023, the Company's stockholders approved an amendment to the Company's First Amended and Restated Articles of Incorporation to increase the number of shares of common stock authorized for issuance from 100,000,000 to 300,000,000. As of June 30, 2024, there were 235,525,077 shares of common stock issued and outstanding and 1,750,000 shares of preferred stock issued and outstanding. As of September 30, 2023, there were 160,184,921 shares of common stock issued and outstanding and 1,750,000 shares of preferred stock issued and outstanding.

For the three and nine months ended June 30, 2024, the Company recorded $0 and $3,421, respectively, as dividends to holders of the Series A Preferred Stock, pursuant to the requirements listed in the certificate of designation. The dividends recorded for the nine months ended June 30, 2024 of $3,421 were paid to the Series A Preferred Stock and there are no unpaid dividends as of June 30, 2024. There were no dividends recorded for either of the three and nine months ended June 30, 2023.

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

On March 28, 2024, the Company entered into Amendment No. 1 to the At the Market Offering Agreement with the Agent (the “March 2024 ATM Amendment”). Under the March 2024 ATM Amendment, the Company may, but has no obligation to issue and sell up to the lesser number of shares of the Company’s common stock that does not exceed (a) $800,000 of shares of common stock, or (b) the number of authorized but unissued shares of common stock (less the number of shares of common stock issuable upon exercise, conversion or exchange of any outstanding securities of the Company or otherwise reserved from the Company’s authorized capital stock). As of June 30, 2024, the Company has $623,035 of shares of common stock available to sell under the March 2024 ATM Amendment.

Common stock issuances during the nine months ended June 30, 2024

The Company issued 72,523,712 shares of common stock under the ATM Agreement and 2024 ATM Agreement, as amended by the March 2024 ATM Amendment, resulting in net proceeds of $801,611 with $780,043 received in cash during the nine months ended June 30, 2024 and $31,158 received on July 2, 2024 and recorded in Receivable from equity offerings on the Condensed Consolidated Balance Sheets as of June 30, 2024.

The Company issued 3,873,704 shares of common stock in relation to the settlement of restricted stock awards and withheld 1,191,370 shares of common stock of $17,246.

The Company issued 134,110 shares of common stock in connection with the exercise of stock options and warrants. Cash received from such issuance was $661.

Common stock issuances during the nine months ended June 30, 2023

The Company issued 71,748,638 shares of common stock under the ATM Agreement resulting in net proceeds of $237,517 during the nine months ended June 30, 2023.

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

Common stock returned during the nine months ended June 30, 2023

The Company had 83,417 shares of common stock returned in connection with the acquisition of ATL due to nonsatisfaction of certain milestones.

14. STOCK WARRANTS

The following is a summary of stock warrant activity during the nine months ended June 30, 2024.

	Number of Warrant Shares	Weighted Average Exercise Price ($)
Balance, September 30, 2023	185,560	$13.49
Warrants expired	(103,000)	$18.20
Warrants exercised	(65,000)	$8.00
Balance, June 30, 2024	17,560	$6.12

As of June 30, 2024, there were warrants exercisable to purchase 17,560 shares of common stock in the Company and there were no warrants that were unvested. These warrants have a weighted average exercise price of $6.12. During the nine months ended June 30, 2024, there were 65,000 warrants exercised on a cash-less basis, with 42,777 net shares issued.

As of June 30, 2024, 10,000 of the outstanding warrants had a remaining term of 4.2 years and an intrinsic value of $92. The remaining 7,560 of the outstanding warrants do not have expiration dates and have an intrinsic value of $103.

15. STOCK-BASED COMPENSATION

The Company sponsors a stock-based incentive compensation plan known as the 2017 Incentive Plan, as amended, (the “Plan”), with an evergreen provision that allows for the increase of the maximum number of shares of common stock available under the Plan to fifteen percent (15%) of the Company's outstanding shares of common stock. As of June 30, 2024, prior to giving any effect to the evergreen provision that allows for the increase of shares on April 1, 2024, there were 9,385,985 shares available and authorized for issuance under the Plan.

STOCK OPTIONS

The following is a summary of stock option activity during the nine months ended June 30, 2024:

	Number of Option Shares	Weighted Average Exercise Price ($)
Balance, September 30, 2023	1,970,458	$14.86
Options granted	495,525	$14.99
Options expired	(82,413)	$8.92
Options forfeited	(42,317)	$7.30
Options exercised	(91,333)	$7.24
Balance, June 30, 2024	2,249,920	$15.48

As of June 30, 2024, there were options exercisable to purchase 1,321,554 shares of common stock in the Company and 928,366 unvested options outstanding that cannot be exercised until vesting conditions are met. As of June 30, 2024, the outstanding options had a weighted average remaining term of 7.75 years and an intrinsic value of $7,850.

For the nine months ended June 30, 2024, the Company also granted 495,525 options to purchase shares of common stock to employees with a total fair value of $6,639.

The Black-Scholes model utilized the following inputs to value the options granted during the nine months ended June 30, 2024:

Fair value assumptions Options:	June 30, 2024
Risk free interest rate	3.94% - 4.82%
Expected term (years)	5.77 - 6.16
Expected volatility	122.05% - 176.02%
Expected dividends	0%

The Company recognized stock-based compensation expense relating to stock options of $4,625 and $4,630 for the nine months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, the Company expects to recognize $8,548 of stock-based compensation for the non-vested outstanding options over a weighted-average period of 2.5 years.

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

The following table summarizes the activity for all RSUs during the nine months ended June 30, 2024:

	Number of Shares	Weighted Average Fair Value Per Share	Aggregate Intrinsic Value
Outstanding at September 30, 2023	5,471,435	$4.18	$20,846
Granted	438,871	10.40
Vested	(3,837,306)	3.92
Forfeited	(2,504)	4.15
Outstanding at June 30, 2024	2,070,496	$5.99	$35,695

On September 29, 2023, the Compensation Committee granted 3,460,000 market-based restricted stock units to senior leadership of the Company. A 33% tranche of the market-based awards vest based upon the Company's stock price reaching 200%, 300% and 400% of the stock price on the date of grant. The vesting of each tranche was dependent upon the target stock price being met for at least 10 of 20 consecutive trading days, and the awards were not dependent on a defined service period. The total fair value of the award was approximately $13,160. In December 2023, the Company's stock price reached the 200% target and 33% of the grant was vested and shares settled. In February 2024, the Company's stock reached both 300% and 400% of the target stock price for a period greater than 10 of 20 consecutive days and the remaining market-based awards vested. Accordingly, the Company recognized the entire $13,160 in stock compensation through March 2024 and all shares were settled as of March 31, 2024.

On October 1, 2023, the Company granted 209,972 time-based RSUs to its board members as part of their annual compensation. These RSUs vest 25% each quarter-end and have a combined grant-date fair value of $800. The first vesting occurred on December 31, 2023, and 52,492 shares were settled and issued in January 2024. The second vesting occurred on March 31, 2024, and 52,492 shares were settled and issued in April 2024. The third vesting occurred on June 30, 2024, and 52,492 shares were settled and issued in July 2024.

As of June 30, 2024, the Company had 2,070,496 outstanding unvested time-based restricted stock awards, which will vest over the weighted average 1.6 years.

As of September 30, 2023, the Company had 196,435 performance-based awards that were unvested. In October 2023, 193,931 performance-based awards vested when the Company achieved its exahash target rate of 10.0. Additionally, 2,504 performance-based awards were forfeited in October 2023 due to termination.

The Company recognized stock-based compensation expense relating to restricted stock units of $18,072 and $12,938 for the nine months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, the Company had $8,568 in unrecognized compensation costs related to all RSU awards that it expects to recognize over a weighted average period of 1.6 years.

16. COMMITMENTS AND CONTINGENCIES

Purchase of bitcoin miners

The Company had $232,822 in open purchase commitments for miners or mining equipment as of June 30, 2024. These commitments pertain to the purchase transactions with Bitmain Technologies Delaware Limited ("Bitmain Technologies") signed in October 2023, January 2024, and April 2024 for the purchase of 22,050, 60,000 and 100,000 Antminer S21 and S21 Pro bitcoin mining machines with total purchase prices of $61,740, $193,200, and $374,400 (after coupons), respectively, and a cost per terahash of between $16.00-16.10. As of June 30, 2024, the Company has made combined payments of $386,125 and has accrued $10,392 for payment included in accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets. In connection with the October 2023 miner transaction, the purchase agreement allowed for a portion of the purchase price to be paid one year after shipment of the miners.

Purchase of mobile data centers

The Company entered into a $165,000 contract subject to certain discounts in June 2024 for the purchase of mobile data centers. The contract includes two phases for which only phase 1 is a firm commitment to the Company in the amount of $66,000 (before taxes and discounts), for which approximately 50% was paid in July and the remainder is expected to be due in October and November 2024. If within 60 days after the contract execution date, the Company elects to undertake phase 2 for $99,000 (before taxes and discounts), then approximately 50% of the payment would be due within 90 days of such election. Only the phase 1 commitment is presented in the table below (before taxes and discounts) as the Company has not elected phase 2 yet.

Commitments on asset purchases

In June 2024, the Company entered into a purchase contract for the asset acquisition of an aircraft for $10,800, and has made a deposit of $500, which is recorded in Other long-term assets on the Condensed Consolidated Balance Sheet as of June 30, 2024. The remainder of the purchase price will be paid in the August 2024.

Commitments under open construction projects

The Company has open commitments of $8,791 relating to construction related contracts pertaining to the development of new mining locations and operational facilities.

Contractual future payments

The following table sets forth certain information concerning our obligations to make contractual future payments towards our agreements as of June 30, 2024 (Fiscal Year 2024 excludes nine months ended June 30, 2024):

($ in thousands)	Remainder of Fiscal Year 2024	Fiscal Year 2025	Fiscal Year 2026	Fiscal Year 2027	Fiscal Year 2028	Thereafter	Total
Recorded and unrecorded contractual obligations:
Operating lease obligations **	$103	$296	$299	$204	$142	$781	$1,825
Finance lease obligations **	14	9	—	—	—	—	23
Loans **	2,212	8,541	898	303	104	38	12,096
Construction in progress	8,791	—	—	—	—	—	8,791
Miners	149,759	83,064	—	—	—	—	232,823
Mobile data centers	33,000	33,000	—	—	—	—	66,000
Asset purchases	10,300	—	—	—	—	—	10,300
Total	$204,179	$124,910	$1,197	$507	$246	$819	$331,858

** Represents a recorded contractual obligation, including interest component

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

The Amended Class Complaint alleges that, between December 10, 2020 and August 16, 2021 (the “Class Period”), Defendants made material misstatements and omissions regarding the Company’s acquisition of ATL and its anticipated expansion of bitcoin mining operations and seeks: (a) certification of the Class, (b) an award of compensatory damages to the Class, and (c) an award of reasonable costs and expenses incurred by the Class in the litigation. During a March 20, 2024 status conference, the judge expressed her expectation that the parties attend mediation, accordingly, the partied are currently scheduled to attend mediation on September 6, 2024.

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

In June 2023, the Company’s Board of Directors appointed a special litigation committee (the “SLC”), comprised of independent Directors and represented by independent counsel, to intervene in the case, investigate, evaluate and prosecute as appropriate any and all claims asserted in the Consolidated Ciceri Derivative Action as well as the Consolidated Smith Derivative Actions (defined below). On October 23, 2023, the Court stayed the case until July 23, 2024, pending the completion of the SLC’s investigation. On July 3, 2024, the SLC requested an extension of the stay until August 9, 2024, which the court granted on July 23, 2024.

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

On November 6, 2023, the Court stayed the Consolidated Smith Derivative Actions for five months pending the completion of the SLC’s investigation. On request by the SLC, the stay was extended through July 8, 2024 and was again extended through July 23, 2024. In its most recent status report dated July 9, 2024, the SLC indicated it expected to conclude the deliberations of its written report on or before August 9, 2024.

The Company believes that the claims raised in Consolidated Smith Derivative Actions are without merit. The Company intends to both defend itself vigorously against these claims and to vigorously prosecute any counterclaims. At this time, the Company is unable to estimate potential losses, if any, related to the Consolidated Smith Derivative Actions.

17. MAJOR CUSTOMERS AND VENDORS

The Company has one mining pool operator (Foundry Digital) that represented 100% of revenue for the nine months ended June 30, 2024 and 2023.

For the nine months ended June 30, 2024 and 2023, the Company had the following significant suppliers of miners.

	Nine Months Ended
	June 30, 2024	June 30, 2023
Cryptech Solutions	0%	38%
Bitmain Technologies	100%	54%
Sunnyside Digital Inc.	0%	8%

18.
SUBSEQUENT EVENTS

Amended and Restated - GRIID Credit Agreement

On August 2, 2024, the Company and GRIID amended and restated the GRIID Credit Agreement (as amended and restated, the “A&R GRIID Credit Agreement”) to include, in addition to the term loan amount, a new delayed draw term loan facility of $40,000 (the “delayed draw facility”), which amounts GRIID is permitted to request pursuant to the terms of the A&R GRIID Credit Agreement and use solely for certain purposes as set forth in the A&R GRIID Credit Agreement. The Company may make one or more delayed draw term loans (each, a "Draw Loan" and collectively to be referred to as Delayed Draw Term Loan") to GRIID from August 2, 2024 until the Delayed Draw Expiration Date, as defined in the A&R GRIID Credit Agreement. Each borrowing shall be in a principal amount of $250 or a whole multiple of $100 in excess thereof. The outstanding amount of Draw Loans shall bear an interest of 8.5% per annum from the date it is made to the day it is paid in full. Pursuant to the A&R GRIID Credit Agreement, any amounts borrowed and repaid prior to the maturity date cannot be reborrowed.

Line of Credit Agreement - Coinbase

On August 7, 2024, the Company signed a Master Loan Agreement (the “Master Loan”) with Coinbase Credit, Inc. (the “Lender”) for a line of credit in which the Lender will lend the Company certain digital assets or cash. The Company expects to utilize the line of credit to borrow USD collateralized with bitcoin.

Wyoming Asset Acquisition

On July 26, 2026, the Company completed the $11,250 acquisition of Parcel 2, pertaining to the Wyoming asset acquisition from MineOne Wyoming Data Center LLC (see Note 3 - Acquisitions). Additionally, on August 1, 2024, the Company purchased land adjacent to the Parcel 2 land for $1,500. The combined land from the closing of Parcel 2 and this additional purchase, will be combined and developed for bitcoin mining.

Bitmain Purchase Contract

On August 7, 2024, the Company entered into a Future Sales and Purchase Agreement (the " FSPA Agreement") with Bitmain Technologies Delaware Limited ("Bitmain") for the purchase of bitcoin mining hardware. The Agreement provides for the purchase of 26,000 units of S21 XP Immersion servers with a total rated hashrate of 7,800,000 terahashes at a total purchase price of $167,700, representing $21.5 per terahash.

The FSPA Agreement also grants the Company a call option to purchase 50,000 additional units of S21 XP Immersion servers (the "Forward Deliverables") with a maximum rated hashrate of 15,000,000 terahashes at a total purchase price of $322,500, representing $21.5 per terahash. The call option is exercisable from the date of the Agreement until July 26, 2025. To secure this option, the Company will pay a nonrefundable call purchase fee of $32,250, which is 10% of the total potential purchase price for the Forward Deliverables.

The initial 26,000 units are scheduled to be delivered in two batches of 13,000 units each in October and November 2024. If the call option is exercised, the Forward Deliverables would be delivered between October 2024 and October 2025.

At-the-Market Equity Issuances

From July 1, 2024 through August 8, 2024, the Company issued 9,922,456 shares under its March 2024 ATM Amendment offering facility resulting in net proceeds of approximately $214,200.

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

Company Overview

We are a bitcoin mining company. We have no intention to mine, purchase or hold any other cryptocurrency at this time or in the foreseeable future, and we did not hold any other cryptocurrency as of June 30, 2024. We independently own and operate nine data centers in Georgia and three data centers in Mississippi for a total developed power capacity of approximately 520 megawatts (“MW”) as of June 30, 2024. We have completed an additional 50 MW of data center infrastructure in Sandersville, GA, which is pending the commissioning of a utility transformer before it goes into service, and we are currently finalizing the development of an additional 15 MW expansion at our Dalton, GA location. An independent data center operation in Massena, NY hosts 50 MW for us. We have also entered into a hosting agreement on June 26, 2024 with GRIID Infrastructure, Inc. to host up to 12 MW of our bitcoin miners. We design our infrastructure to responsibly secure and support bitcoin, the world’s most recognized digital commodity. We strive to leave the planet better than we found it by investing in communities that source low-carbon energy, like wind, solar, nuclear, and hydro. We cultivate trust and transparency among our employees, the communities we operate in, and the people around the world who depend on bitcoin.

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

Factors such as access to specialized mining servers, energy, electricity cost, environmental factors (such as cooling capacity) and location play important roles in mining. As of June 30, 2024, our operating mining units were capable of producing over 20.4 exahash per second (“EH/s”) of computing power. In bitcoin mining, “hashrate” is a measure of the computing and processing power and speed by which a mining computer mines and processes transactions on the bitcoin network. We expect to continue increasing our computing power through 2024 and beyond as we expand our infrastructure at our owned sites in Georgia and Mississippi, seek strategic acquisition targets, and through strategic co-location agreements. As of July 31, 2024, we operated a high of 21.2 EH/s of computing power. A company’s computing power measured in hashrate is a significant factor in its bitcoin mining revenue.

We owned approximately 180,000 miners as of June 30, 2024, of which approximately 152,505 were in service as of June 30, 2024 and the remainder pertain to new machines ready to install in the Dalton, GA expansion, newly acquired LN Energy locations, and GRIID hosting facilities or are pending repair. Our miners in service range in age from

1-42 months and have an average age of approximately 14 months. We do not have scheduled downtime for our miners, however, we periodically perform unscheduled maintenance and curtailments on our miners, but such downtime has not historically been significant. When performing unscheduled maintenance, we will typically replace the miner with a substitute miner to limit overall downtime. The miners owned as of June 30, 2024 had a range of energy efficiency (watts per terahash – “w/th”) of 17.5 to 29.5 w/th with an average energy efficiency of 21.2 w/th.

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

The value of bitcoin has historically been subject to wide swings. The following table provides a range of intraday low and intraday high bitcoin prices between October 1, 2022 through June 30, 2024.

Range of intraday bitcoin prices
Quarterly Reporting Periods Ended	Minimum Price	Maximum Price
December 31, 2022	$15,460	$21,479
March 31, 2023	$16,490	$29,190
June 30, 2023	$24,750	$31,444
September 30, 2023	$24,900	$31,862
December 31, 2023	$26,521	$45,000
March 31, 2024	$38,501	$73,836
June 30, 2024	$56,500	$72,777

As of June 30, 2024, we held 6,590 bitcoins. As of June 30, 2024, the Company held 99.8% of its bitcoin in cold storage and 0.2% in hot wallets. The fair value of our bitcoins as of June 30, 2024 was $413,033 on our Condensed Consolidated Balance Sheets. Effective October 1, 2023, we adopted ASC 350-60, which requires bitcoin to be measured at fair value. See Note 2 - Summary of Significant Accounting Policies for more details on the impact of implementation to the condensed consolidated financial statements. As a result, the carrying value of each bitcoin we held at October 1, 2023 and each subsequent reporting period reflects the price of one bitcoin quoted on the active exchange, Coinbase, at the end of the reporting period. Therefore, decreases in the market price of bitcoin could have a material impact on our earnings and on the carrying value of our bitcoin.

As of September 30, 2023, we held $0.05 in USD Coin (“USDC”), which is a digital currency that is fully backed by U.S. dollar assets, with the value of one USDC coin pegged 1:1 to the value of one U.S. dollar. As of June 30, 2024, the Company did not hold any digital currency other than bitcoin.

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

Results of continuing operations for the three and nine months ended June 30, 2024 and 2023

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

The energy efficiency of a mining fleet helps drive profitability, because the most significant direct expense for bitcoin mining is power. We measure efficiency by the watts of energy required to produce each terahash of processing power. We believe we operate a highly efficient fleet of miners. The table below describes our fleet as of June 30, 2024 and 2023 and our miner efficiency and computing power as compared to the global computing power.

	As of
Combined facilities	June 30, 2024	June 30, 2023
Global hashrate (in terms of EH/s) (1)	558.0	397.8
Miner efficiency (w/th) (2)	22.3	29.9
CleanSpark hashrate (in terms of EH/s)	20.4	6.7
CleanSpark percentage of total global hashrate	3.66%	1.68%

(1) Total global hashrate obtained from YCHARTS (https://ycharts.com/indicators/bitcoin_network_hash_rate).
(2) Watts of energy required to produce each terahash of processing power. Based on miner fleet operating at period end.

As of June 30, 2024, our operating hashrate was approximately 3.66% of the total global hashrate, and we received approximately the same percentage of the global blockchain rewards, which as of that date equaled approximately 14-16 bitcoin per day, excluding the bitcoin earned from network transaction fees. Ultimately, in order to mine profitably, we work to ensure that these mining rewards cover our direct operating costs.

The table below describes the average cost of mining each bitcoin for the three and nine months ended June 30, 2024 and 2023 and the total energy usage and cost per each kilowatt hour ("KWH") utilized within our owned facilities.

	For the Three Months Ended		For the Nine Months Ended
Cost of Revenues - Analysis of costs to mine one bitcoin (per bitcoin amounts are actual)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Cost of Mining - Owned Facilities
Cost of energy per bitcoin mined	$26,857	$11,366	$17,569	$11,679
Other direct costs of mining - non energy utilities per bitcoin mined	88	101	36	64
Cost to mine one bitcoin - Direct Energy Cost - Owned facilities	$26,945	$11,467	$17,605	$11,743

Miner depreciation per bitcoin mined (excluding accelerated depreciation)	16,753	10,320	13,067	9,620
Financing costs per bitcoin mined	208	419	214	460
Direct cost to mine including non-cash depreciation and financing costs - Owned facilities	$43,906	$22,206	$30,886	$21,823

Accelerated depreciation per bitcoin mined	5,060	-	1,473	-
Direct cost to mine including non-cash depreciation, financing costs and accelerated depreciation - Owned facilities	$48,966	$22,206	$32,359	$21,823

Average revenue of each bitcoin mined (1)	$66,048	$27,982	$51,479	$23,016
Direct cost to mine one bitcoin as % of average bitcoin mining revenue - Including direct energy cost only	40.8%	41.0%	34.2%	51.0%
Direct cost to mine one bitcoin as % of average bitcoin mining revenue - Including miner depreciation expense / excluding accelerated depreciation	66.5%	79.4%	60.0%	94.8%
Direct cost to mine one bitcoin as % of average bitcoin mining revenue - Including miner depreciation expense / including miner accelerated depreciation	74.1%	79.4%	62.9%	94.8%

Statistics
Owned Facilities
Total bitcoin mined at owned facilities	1,435	1,222	4,931	3,647
Bitcoin mining revenue - Owned facilities - ($ in thousands)	$94,737	$34,192	$255,921	$84,625
Total miners in service in owned facilities - as of the periods ended	138,493	51,052	138,493	51,052
Total KWHs utilized	808,479,474	337,875,000	1,937,737,124	894,261,000
Total energy expense - ($ in thousands)	$38,545	$13,886	$86,644	$42,598
Cost per KWH	$0.048	$0.041	$0.045	$0.048
Energy expense as percentage of bitcoin mining revenue, net	40.7%	40.6%	33.9%	50.3%
Other direct costs of mining - non energy utilities - ($ in thousands)	$126	$124	$170	$233
Depreciation Expense - Miners Only - ($ in thousands)	$24,043	$12,608	$64,436	$35,088
Accelerated Depreciation Expense - Miners Only - ($ in thousands)	$7,261	$—	$7,261	$—
Direct miner financing costs - ($ in thousands)	$299	$512	$1,055	$1,677

(1) Average revenue of each bitcoin mined is calculated by dividing the sum of bitcoin mining revenue for our owned facilities by the total number of bitcoin mined by our owned facilities during the respective periods. We have determined that Coinbase is the principal market for valuing bitcoin transactions and use the closing price of bitcoin at 23:59:59 UTC as the source of recording revenue. See the table "Range of intraday bitcoin prices" for information on the range of intraday bitcoin prices for quarterly periods since October 1, 2022.

Power prices are the most significant cost driver for our wholly owned locations, and energy costs represented 40.7% and 40.6% as expressed as a percentage of bitcoin mining revenues during the three months ended June 30, 2024 and 2023, respectively, and were 33.9% and 50.3% for the nine months ended June 30, 2024 and 2023, respectively.

Energy prices can be highly volatile and global events (including the war in Ukraine and the resulting natural gas shortage) caused power prices to increase nationwide in 2022. All of our wholly owned and operated sites in the State of Georgia, Mississippi and our hosted miners in New York State are currently subject to variable prices and market rate fluctuations with respect to wholesale power costs. Such prices are governed by power purchase agreements which vary by location, and said prices can change hour to hour. While this renders energy prices less predictable, it also gives us greater ability and flexibility to actively manage the energy we consume with a goal of increasing profitability and energy efficiency. Energy prices are also highly sensitive to weather events, such as winter storms and polar vortices, which increase the demand for power regionally. When such events occur, we may curtail our operations to avoid using power at increased rates. The average power prices we paid in our owned facilities for the three months ended June 30, 2024 and 2023 were $0.048 and $0.041 per KWH, respectively, and were $0.045 and $0.048 per KWH for the nine months ended June 30, 2024 and 2023, respectively.

The management team makes real-time determinations on the need and timing during which we should curtail our operations. We curtail when power prices exceed the value we would receive for the corresponding fixed bitcoin reward. This means if bitcoin’s value decreases or energy prices increase, our curtailment will increase; likewise, when bitcoin’s value increases and energy prices decrease, our curtailment will decrease. The management team manages this decision on an hour-by-hour basis across all our sites, both wholly owned and hosted. The Company did not have significant curtailment greater than 20% during the three months or nine months ended June 30, 2024.

The Company records depreciation expense (a non-cash expense) on its miners on a straight-line basis over the miners' expected useful life. Such non-cash depreciation amounts are recorded within the Condensed Consolidated Statements of Operations and Comprehensive Loss as "Depreciation and Amortization". Although the Company recognizes depreciation with respect to its mining assets, it does not consider depreciation in determining whether it is economical to operate its mining equipment since depreciation expense is not an avoidable operating cost, such as energy costs. The table above presents the non-cash miner depreciation expense on a "per bitcoin" basis, calculated by dividing miner depreciation expense in our owned facilities by the number of bitcoin mined in the owned facilities. On a "cost per bitcoin" ratio, miner depreciation expense was $16,753 and $10,320 for the three months ended June 30, 2024 and 2023, respectively, and was $13,067 and $9,620 for the nine months ended June 30, 2024 and 2023, respectively. The Company recorded accelerated depreciation on certain of its miners based on the reduction of the estimated useful life from 5 years to 3 years, which equaled $5,060 and $1,473 on a cost per bitcoin ratio for the three and nine months ended June 30, 2024, respectively. The number of bitcoin received by the Company was reduced by 50% effective April 19, 2024 when the bitcoin algorithm halved the rewards from 6.25 per block to 3.125 per block.

We have financing costs for a limited number of miners in our miner fleet and such costs are recorded within Interest Expense in our Condensed Consolidated Statements of Operations and Comprehensive Loss. The table above presents financing costs per bitcoin calculated by dividing direct interest expense on our miner financing agreement by the number of bitcoin mined in our owned facilities. On a cost per bitcoin ratio, financing costs were $208 and $419 for the three months ended June 30, 2024 and 2023, respectively, and were $214 and $460 for the nine months ended June 30, 2024 and 2023.

The table below describes the average cost of mining each bitcoin for the three and nine months ended June 30, 2024 and 2023 and the total energy usage and cost per each KWH utilized within our hosted facilities.

	For the Three Months Ended		For the Nine Months Ended
Cost of Revenues - Analysis of costs to mine one bitcoin (per bitcoin amounts are actual)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Cost of Mining - Hosted Facilities
Direct hosting fees expense per one bitcoin	$46,138	$16,490	$30,971	$14,507
Miner depreciation per bitcoin mined	28,328	15,786	23,091	13,826
Direct cost to mine including non-cash depreciation - Hosted facilities	$74,466	$32,276	$54,062	$28,333

Average revenue of each bitcoin mined (1)	$66,048	$27,982	$51,479	$23,016
Direct cost to mine one bitcoin as % of average bitcoin mining revenue - Direct Hosting fees only	69.9%	58.9%	60.2%	63.0%
Direct cost to mine one bitcoin as % of average bitcoin mining revenue - Including miner depreciation expense / Excluding accelerated depreciation	112.7%	115.3%	105.0%	123.1%

Statistics
Hosted Facilities
Total bitcoin mined at hosted facilities	141	402	696	1,378
Bitcoin mining revenue - Hosted facilities - ($ in thousands)	$9,371	$11,235	$33,772	$31,036
Total miners in service in hosted facilities - as of the periods ended	14,012	16,668	14,012	16,668
Total KWHs utilized	103,089,261	111,430,000	315,113,352	329,236,000
Total hosting fee expense - ($ in thousands)	$6,509	$6,625	$21,560	$19,987
Hosting fee per KWH	$0.063	$0.059	$0.068	$0.061
Hosting fee expense as percentage of bitcoin mining revenue, net	69.5%	59.0%	63.8%	64.4%
Depreciation Expense - Miners Only - ($ in thousands)	$3,997	$6,342	$16,075	$19,048

(1) Average revenue of each bitcoin mined is calculated by dividing the sum of bitcoin mining revenue for hosted facilities by the total number of bitcoin mined within the hosted facilities during the respective periods. We have determined that Coinbase is the principal market for valuing bitcoin transactions and use the closing prices as of 23:59:59 UTC as the source of recording revenue. See the table “Range of intraday bitcoin prices” for information on the range of intraday bitcoin prices for quarterly periods since October 1, 2022.

For our co-locations, hosting fees (which comprise direct operating costs of the third-party operator with energy as the largest cost) and profit sharing were a combined 69.5% and 59.0% as a percentage of bitcoin mining revenues during the three months ended June 30, 2024 and 2023, respectively, and were 63.8% and 64.4% for the nine months ended June 30, 2024 and 2023, respectively.

At our hosting facilities, the hosting fee as compared to KWHs utilized in the hosted facilities was $0.063 and $0.059 per KWH for the three months ended June 30, 2024 and 2023, respectively, and was $0.068 and $0.061 per KWH for the nine months ended June 30, 2024 and 2023, respectively. The Company did not have significant curtailment greater than 20% during the three months or nine months ended June 30, 2024.

On a "cost per bitcoin" ratio, miner depreciation expense was $28,328 and $15,786 for the three months ended June 30, 2024 and 2023, respectively, and was $23,091 and $13,826 for the nine months ended June 30, 2024 and 2023, respectively. The increase for both FY 2024 periods presented was mainly due to the decrease of bitcoin production as a result of the bitcoin halving on April 19, 2024 when the bitcoin algorithm halved rewards from 6.25 per block to 3.125 per block. The Company did not have any S19 XP or S21 miners at the hosted facilities during the periods presented and accordingly, there was no accelerated depreciation in the hosted facilities.

Results of continuing operations for the three months ended June 30, 2024 and 2023

($ presented in 000's, except for average bitcoin price)

Bitcoin mining revenue

We earned $104,108 in bitcoin mining revenue during the three months ended June 30, 2024, which was an increase of $58,681, or 129%, as compared with $45,427 for the three months ended June 30, 2023. Bitcoin mining revenues are recorded net of bitcoin mining fees charged by our sole mining pool operator that equaled approximately 0.15% of gross bitcoin mining revenues for the three months ended June 30, 2024, and are determined by two main drivers: quantity of bitcoin mined and the price of bitcoin on the date the bitcoin is mined. During the three months ended June 30, 2024, we mined 1,580 bitcoin with an average bitcoin price of $65,904 as compared to 1,623 bitcoin with an average bitcoin price of $27,982 during the three months ended June 30, 2023. The increase in bitcoin mining revenue for the three months ended June 30, 2024 was attributable to the increase in the average bitcoin price offset by the decrease in the bitcoin mined during the period and as compared to the three months ended June 30, 2023. The increase in the quantity of bitcoin mined was primarily driven by the increased number of our miners in operation, which increased to approximately 152,500 compared to 68,000, an increase of 124% between June 30, 2023 and June 30, 2024. The increase in our miners in operation increases our hashrate, which is our total computational power, and which when understood in the context of global hashrate, determines how much bitcoin we are able to mine.

Other services revenues

Other services revenues pertain to our former data center operations for which we earned $96 for the three months ended June 30, 2023. In fiscal year 2023 we ceased data center operations.

Cost of revenues (exclusive of depreciation and amortization expense)

Our cost of revenues were $45,180 for the three months ended June 30, 2024, an increase of $24,499, or 118%, as compared with $20,681 for the three months ended June 30, 2023. These costs were primarily related to energy costs to operate the miners within our owned facilities, which were $38,545 for the three months ended June 30, 2024, an increase of $24,659, or 178%, as compared to $13,886 for the three months ended June 30, 2023. The increase in energy costs was due to the increases in the volume of miners operating in our owned locations. We continually evaluate energy and bitcoin prices and periodically will curtail our mining operations when it is advantageous to do so.

We also incurred hosting fees of $5,598 and profit sharing fees of $911 for the three months ended June 30, 2024, an increase of $307, or 6%, and decrease of $423, or 32%, as compared to $5,291 and $1,334, respectively, for the three months ended June 30, 2023. The hosting fees and profit sharing fees were primarily the result of our co-location agreement with Coinmint. The hosting fees increased period over period due to increased rates charged per KWH even though KWHs utilized decreased slightly.

Professional fees

Professional fees, which consisted primarily of legal, accounting and consulting fees, were $4,368 for the three months ended June 30, 2024, an increase of $2,143, or 96%, from $2,225 for the three months ended June 30, 2023. Legal expenses were $2,493 for the three months ended June 30, 2024, as compared to $1,210 for the three months ended June 30, 2023. This increase was primarily attributable to legal and other professional fees in connection with merger and acquisition transactions of $1,544 during the three months ended June 30, 2024, as compared to $16 of legal transactions during the three months ended June 30, 2023. Other professional fees, namely accounting and consulting, were $1,875 for the three months ended June 30, 2024, as compared to $1,015 for the three months ended June 30, 2023, representing an increase of $860. The increase in accounting fees was primarily related to tax services and consulting.

Payroll expenses

Payroll expenses were $17,150 for the three months ended June 30, 2024, an increase of $6,745, or 65%, from $10,405 for the three months ended June 30, 2023. Our payroll expenses include all compensation related expenses for our employees and mainly include salaries, wages, payroll-related taxes and benefits and non-cash stock-based compensation. Payroll expenses, excluding non-cash stock-based compensation, were $14,204 for the three months ended June 30, 2024, representing an increase of 219% from $4,458 for the three months ended June 30, 2023, mainly attributed to an increase in employee headcount along with employee bonuses.

We grant stock-based awards to certain employees as a significant portion of our payroll-related costs. Stock-based compensation, which is a non-cash expense, was $2,946 for the three months ended June 30, 2024, a decrease of $3,001, or 50%, from $5,947 for the three months ended June 30, 2023. The decrease in stock based compensation was mainly attributed to the vesting of a certain performance based restricted stock awards vesting in the three months ended June 30, 2023.

General and administrative expenses

General and administrative expenses increased to $8,235 for the three months ended June 30, 2024 from $5,064 for the three months ended June 30, 2023, representing an increase of $3,171. This increase was primarily attributable to increases in corporate overhead, including, but not limited to, property taxes and insurance premiums (primarily due to the substantial increase in owned assets).

(Loss) gain on fair value of bitcoin, net

Loss on fair value of bitcoin, net for the three months ended June 30, 2024 was $48,338. As discussed in Notes 2 - Summary of Significant Accounting Policies and Note 5 - Bitcoin above, the Company adopted the amendments per ASC 350-60 in the current period; accordingly, we measured crypto assets within the scope of ASC Topic 350-60 - Intangibles - Goodwill and Other - Crypto Assets at fair value in accordance with ASC Topic 820 - Fair Value Measurement and included the gains and losses from remeasurement in net income (loss). The loss pertains to the change in bitcoin's fair value from $71,291 per bitcoin on March 31, 2024 to $62,675 per bitcoin on June 30, 2024.

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

Other impairment expense (related to bitcoin)

Impairment expense in the amount of $740 was recognized for the three months ended June 30, 2023. There was no impairment expense related to bitcoin for the three months ended June 30, 2024 due to the adoption of ASC 350-60 (as described in Note 2 - Summary of Significant Accounting Policies and Note 5 - Bitcoin) which resulted in measuring bitcoin at fair value and recognizing gains or losses from remeasurement of the assets rather than at cost less impairment. The prior year impairment expense consisted of bitcoin impairments due to the general decrease in bitcoin prices during the year. Decreases in bitcoin prices for periods subsequent to the mining date were recorded as impairment expense. Under ASC Topic 350 - Goodwill and Other (prior guidance), subsequent increases in bitcoin prices are not allowed to be recorded (unrealized gains) unless the bitcoin is sold, at which point the gain is recognized.

Realized gain on sale of bitcoin

Realized gain on sale of bitcoin was $143 for the three months ended June 30, 2023. As described under the heading “(Loss) gain on fair value of bitcoin, net” gains (losses) recognized on bitcoin transactions in fiscal year 2024 are not comparable to fiscal year 2023.

Depreciation and amortization

Depreciation and amortization expense increased to $40,727 for the three months ended June 30, 2024, from $21,850 for the three months ended June 30, 2023, an increase of $18,877, or 86%. Depreciation expense increased by

$18,929, or 89%, during the three months ended June 30, 2024, to $40,199 from $21,270, mainly due to accelerated depreciation expense on miners beginning in the quarter ended June 2024. In April 2024, we concluded that we will cease use of our S19J, S19 J Pro and S19 J Pro+ miners, which have an efficiency of 22 joules per terahash ("j/TH") or greater, through December 31, 2024. In April 2024, we modified our option contract for the purchase of 100,000 Antminer S21 miners to include the Antminer S21 Pro ("S21 Pros") miners and executed the full purchase with delivery to occur through the remainder of calendar 2024. Upon receipt of the newer more efficient S21 Pros, we will replace the lower efficiency S19J, S19J Pro and S19J Pro+ miners.

We also evaluated the useful lives of all miners and have concluded based on the continued enhancements in miner efficiency that effective May 1, 2024, all miners would be adjusted to a useful life of 3 years, a reduction from 5 years. Accelerated depreciation from the changes in estimates above was approximately $7,261 for the three months ended June 30, 2024.

Amortization expense for the three months ended June 30, 2024 was $528, a decrease of $52, or 9%, from $580 for the three months ended June 30, 2023.

Other Income (Expenses)

Other income, net was $3,341 for the three months ended June 30, 2024, compared with other income, net of $1,468 for the three months ended June 30, 2023, which is a change of $1,873. Other income (expenses) for the three months ended June 30, 2024 consisted primarily of interest income of $2,638 as compared to $52 in the same prior year period. This was partially offset by unrealized loss on derivative security of $1,188 as compared to loss for the same prior year period of $105.

Interest expense in the three months ended June 30, 2024 decreased by $204 to $485 from $689 for the three months ended June 30, 2023 due to lower average debt balances during three months ended June 30, 2024 as compared to the three months ended June 30, 2023.

Net (loss) income from Continuing Operations

Net loss from continuing operations for the three months ended June 30, 2024 was $236,242 as compared to net loss from continuing operations of $14,117 for the three months ended June 30, 2023, for the reasons discussed above.

Net loss

Net loss for the three months ended June 30, 2024 was $236,242, a fluctuation of $222,023 compared to net loss of $14,219 for the three months ended June 30, 2023, for the reasons stated above.

Results of continuing operations for the nine months ended June 30, 2024 and 2023

($ presented in 000's, except for average bitcoin price)

Bitcoin mining revenue

We earned $289,693 in bitcoin mining revenue during the nine months ended June 30, 2024, which was an increase of $174,032, or 150%, as compared with $115,661 for the nine months ended June 30, 2023. Bitcoin mining revenues are recorded net of bitcoin mining fees charged by our sole mining pool operator that equaled approximately 0.16% of gross bitcoin mining revenues for the nine months ended June 30, 2024 and are determined by two main drivers: quantity of bitcoin mined and the price of bitcoin on the date the bitcoin is mined. During the nine months ended June 30, 2024, we mined 5,628 bitcoin with an average bitcoin price of $51,472 as compared to 5,025 bitcoin with an average bitcoin price of $23,016 during the nine months ended June 30, 2023. The increase in bitcoin mining revenue for the nine months ended June 30, 2024 was primarily due to the increase in the average bitcoin price and partially due to the increase in bitcoin mined during the period as compared to the nine months ended June 30, 2023. The increase in the quantity of bitcoin mined was primarily driven by the increased number of our miners in operation, which increased to approximately 152,500 compared to approximately 68,000, an increase of 84,500, between

June 30, 2023 and June 30, 2024. The increase in miners in operation increases our hashrate (hash calculations), which when understood in the context of global hashrate, determines how much bitcoin we are able to mine.

Other services revenues

Other services revenues pertain to our former data center operations for which we earned $227 for the nine months ended June 30, 2023. In fiscal year 2023 we ceased data center operations.

Cost of revenues (exclusive of depreciation and amortization expense)

Our cost of revenues were $108,374 for the nine months ended June 30, 2024, an increase of $45,195, or 72%, as compared with $63,179 for the nine months ended June 30, 2023. These costs were primarily related to energy costs to operate the miners within our owned facilities, which were $86,644 for the nine months ended June 30, 2024, an increase of $44,046 or 103% as compared to $42,598 for the nine months ended June 30, 2023. The increase in energy costs was due to the increases in the volume of miners operating in our owned locations partially offset by the reduction in the average cost per KWHs, which approximated $0.045/KWH for the nine months ended June 30, 2024 as compared to an average cost of $0.048/KWH for the nine months ended June 30, 2023. We continually evaluate energy and bitcoin prices and periodically will curtail our mining operations when it is advantageous to do so.

We also incurred hosting fees of $17,737 and profit sharing fees of $3,823 for the nine months ended June 30, 2024, an increase of $1,027 or 6%,and $546 or 17%,respectively, as compared to $16,710 and $3,277, respectively, for the nine months ended June 30, 2023. The hosting fees and profit sharing fees were primarily the result of our co-location agreement with Coinmint. The hosting fees increased primarily due to increases in utility rates partially offset by a slight reduction in KWHs utilized.

Professional fees

Professional fees, which consisted primarily of legal, accounting and consulting fees, were $8,149 for the nine months ended June 30, 2024, a decrease of $657, or 7%, from $8,806 for the nine months ended June 30, 2023. Legal expenses were $3,438 for the nine months ended June 30, 2024, as compared to $6,505 for the nine months ended June 30, 2023. This decrease was primarily attributable to no legal settlements during the nine months ended June 30, 2024, as compared to $3,800 of legal settlements during the nine months ended June 30, 2023. Other professional fees, namely accounting and consulting fees, were $4,710 for the nine months ended June 30, 2024, as compared to $2,301 for the nine months ended June 30, 2023, representing an increase of $2,409.

Payroll expenses

Payroll expenses were $49,291 for the nine months ended June 30, 2024, an increase of $19,334, or 65%, from $29,957 for the nine months ended June 30, 2023. Our payroll expenses include all compensation related expenses for our employees and mainly include salaries, wages, payroll-related taxes and benefits and non-cash stock-based compensation. Payroll expenses, excluding non-cash stock-based compensation, were $26,595 for the nine months ended June 30, 2024, representing an increase of 115% from $12,389 for the nine months ended June 30, 2023, mainly attributable to an increase in employee headcount along with employee bonuses.

We grant stock-based awards to certain employees as a significant portion of our payroll-related costs. Stock-based compensation, which is a non-cash expense, was $22,696 for the nine months ended June 30, 2024, an increase of $5,128, or 29%, from $17,568 for the nine months ended June 30, 2023. The increase in stock based compensation was mainly attributable to the vesting of a market-based restricted stock awards during the nine months ended June 30, 2024.

General and administrative expenses

General and administrative expenses increased to $20,058 for the nine months ended June 30, 2024 from $13,117 for the nine months ended June 30, 2023, representing an increase of $6,941. This increase was primarily attributable to increases in corporate overhead, including, but not limited to, property taxes and insurance premiums (primarily due to the substantial increase in owned assets).

Gain (Loss) on fair value of bitcoin, net

Gain on fair value of bitcoin, net for the nine months ended June 30, 2024 was $107,406. As discussed in Note 2 - Summary of Significant Accounting Policies and Note 5 - Bitcoin above, the Company adopted the amendments per ASC 350-60 in the current period; accordingly, we measured crypto assets within the scope of ASC Topic 350-60 - Intangibles - Goodwill and Other - Crypto Assets at fair value in accordance with ASC Topic 820 - Fair Value Measurement and included the gains and losses from remeasurement in net income. The gain pertains to the change in bitcoin's fair value from the adoption date of $26,961 per bitcoin on October 1, 2023, to $62,675 per bitcoin as of June 30, 2024.

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

Other impairment expense (related to bitcoin)

Impairment expense related to bitcoin in the amount of $1,017 was recognized for the nine months ended June 30, 2023. There was no impairment expense related to bitcoin for the nine months ended June 30, 2024 due to the adoption of ASC 350-60 (as described in Note 2 - Summary of Significant Accounting Policies and Note 5 - Bitcoin) which resulted in measuring bitcoin at fair value and recognizing gains or losses from remeasurement of the assets rather than at cost less impairment. The prior year impairment expense consisted of bitcoin impairments due to the general decrease in bitcoin prices during such year. Decreases in bitcoin prices for periods subsequent to the mining date were recorded as impairment expense. Under ASC Topic 350 - Goodwill and Other (prior guidance), subsequent increases in bitcoin prices are not allowed to be recorded (unrealized gains) unless the bitcoin is sold, at which point the gain is recognized.

Realized gain on sale of bitcoin

Realized gain on sale of bitcoin was $762 for the nine months ended June 30, 2023. As described under the heading "Gain (Loss) on fair value of bitcoin, net", the gains (losses) recognized on bitcoin transactions in fiscal year 2024 are not comparable to fiscal year 2023.

Depreciation and amortization

Depreciation and amortization expense increased to $102,761 for the nine months ended June 30, 2024, from $62,525 for the nine months ended June 30, 2023, an increase of $40,236 or 64%. Depreciation expense increased by $40,272, or 66%, during the nine months ended June 30, 2024, from $60,926 to $101,198, mainly due to accelerated depreciation expense on miners beginning in the quarter ended June 30, 2024. In April 2024, we concluded that we will cease use of our S19J, S19 J Pro and S19 J Pro+ miners, which have an efficiency of 22 j/TH or greater, through December 31, 2024. In April 2024, we modified our option contract for the purchase of 100,000 Antminer S21 miners to include the S21 Pros and executed the full purchase with delivery to occur through the remainder of calendar 2024. Upon receipt of the newer more efficient S21 Pros, we will replace the lower efficiency S19J, S19J Pro and S19J Pro+ miners.

We also evaluated the useful lives of all miners and have concluded based on the continued enhancements in miner efficiency that effective May 1, 2024, all miners would be adjusted to a useful life of 3 years, a reduction from 5 years. Accelerated depreciation from the changes in estimates above was approximately $7,261 for the nine months ended June 30, 2024.

Amortization expense for the nine months ended June 30, 2024 was $1,563, an increase of $36, or 2%, from $1,599 for the nine months ended June 30, 2023.

Other Income (Expenses)

Other income, net was $3,347 for the nine months ended June 30, 2024, compared with other expense, net of $817 for the nine months ended June 30, 2023, which is a change of $4,164. Other income, net for the nine months ended June 30, 2024 consisted primarily of interest income, which increased to $5,909 from $174 for the nine months ended June 30, 2023, an increase of $5,735 due to an increase in short-term overnight investments.

Unrealized loss on derivative security was $1,005 as compared to a loss for the same prior year period of $1,110. This change between the periods was the result of a change in fair value of the underlying instrument.

Interest expense in the nine months ended June 30, 2024 decreased by $820 to $1,557 from $2,377 for the nine months ended June 30, 2023 due to lower average debt balances during the nine months ended June 30, 2024 as compared to the nine months ended June 30, 2023.

Net (loss) income from Continuing Operations

Net income from continuing operations for the nine months ended June 30, 2024 was $83,598 as compared to net loss from continuing operations of $62,771 for the nine months ended June 30, 2023, for the reasons discussed above.

Net (loss) income

Net income for the nine months ended June 30, 2024 was $83,598, a fluctuation of $145,308 compared to net loss of $61,710 for the nine months ended June 30, 2023, for the reasons stated above.

Non-GAAP Measure

We present adjusted EBITDA, which is not a measurement of financial performance under generally accepted accounting principles in the United States ("GAAP"). Our non-GAAP "Adjusted EBITDA" excludes (i) impacts of interest, taxes, and depreciation; (ii) our share-based compensation expense, unrealized gains/losses on securities, and, changes in the fair value of contingent consideration with respect to previously completed acquisitions, all of which are non-cash items that we believe are not reflective of our general business performance, and for which the accounting requires management judgment, and the resulting expenses could vary significantly in comparison to other companies; (iii) non-cash impairment losses related to long-lived assets (including goodwill); (iv) legal fees related to litigation and various transactions, which fees management does not believe are reflective of our ongoing operating activities; (v) severance costs related to certain senior management employees, (vi) gains and losses on disposal of assets, the majority of which are related to obsolete or unrepairable machines that are no longer deployed; and (vii) gains and losses related to discontinued operations that would not be applicable to our future business activities.

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

The Company's adjusted EBITDA measure may not be directly comparable to similar measures provided by other companies in our industry, as other companies in our industry may calculate non-GAAP financial results differently. The Company's Adjusted EBITDA is not a measurement of financial performance under GAAP and should not be considered as an alternative to operating income (loss) or any other measure of performance derived in accordance with GAAP. Although management utilizes internally and presents Adjusted EBITDA, we only utilize and present that measure supplementally and do not consider it to be a substitute for, or superior to, the information provided by GAAP financial results.

Accordingly, Adjusted EBITDA is not meant to be considered in isolation of, and should be read in conjunction with, the information contained in our condensed consolidated financial statements, which have been prepared in accordance with GAAP.

The following is a reconciliation of our non-GAAP Adjusted EBITDA to its most directly comparable GAAP measure (i.e., net income (loss)) for the periods indicated:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Reconciliation of non-GAAP Adjusted EBITDA
Net loss	$(236,242)	$(14,219)	$(83,598)	$(61,710)
Loss (income) on discontinued operations	—	102	—	(1,061)
Impairment expense - other	—	—	396	—
Impairment expense - fixed assets	189,235	—	189,235	—
Depreciation and amortization	40,727	21,850	102,761	62,525
Share-based compensation expense	2,946	5,947	22,696	17,568
Change in fair value of contingent consideration	—	(2,000)	—	(2,485)
Unrealized loss (gain) of derivative security	(1,188)	(105)	1,005	1,110
Interest income	(2,638)	(52)	(5,909)	(174)
Interest expense	485	689	1,557	2,377
Loss on disposal of assets	(47)	—	2,281	3
Income tax expense	(9,495)	—	3,499	—
Fees related to financing & business development transactions	2,862	85	3,038	675
Litigation & settlement related expenses	686	1,036	1,288	5,255
Non-GAAP adjusted EBITDA*	$(12,669)	$13,333	$238,249	$24,083

* We have not excluded our net (loss) gain on fair value of bitcoin ($48,338 and $107,406 in the three and nine months ended June 30, 2024, respectively), which we now record in our Condensed Consolidated Statements of Operations and Comprehensive Loss as provided in ASC 350-60, as discussed elsewhere in this Quarterly Report on Form 10-Q.

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

As of June 30, 2024, we had total current assets of $598,835, consisting of cash and cash equivalents, inventory, prepaid expenses and other current assets, bitcoin, investment in debt security and related derivative asset, current assets held for sale, and total assets in the amount of $1,475,575. Our total current liabilities and total liabilities as of June 30, 2024 were $66,985 and $73,376, respectively. We had working capital of $531,849 as of June 30, 2024. We sell the bitcoin we mine to fund operations and to fund capital expenditures. In addition, we have access to equity financing through our At-the-Market offering facility (see Note 13 - Stockholders' Equity and Note 18 - Subsequent Events to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q).

We believe our cash and cash equivalents on hand, together with cash we expect to generate from future operations, will be sufficient to meet our working capital and capital expenditure requirements for a period of at least twelve months from the date of this Quarterly Report on Form 10-Q. We are likely to require additional capital to respond to technological advancements, competitive dynamics or technologies, customer demands, business opportunities, challenges, acquisitions or unforeseen circumstances and in either the short-term or long-term may determine to engage in equity or debt financings. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited. In particular, the ongoing impacts of inflation and rising interest rates, and the conflict between Russia and Ukraine, have resulted in, and may continue to result in, significant disruption and volatility in the global financial markets, reducing our ability to access capital. If we are unable to raise additional funds when or on the terms desired, our business, financial condition and results of operations could be adversely affected.

Material Cash Requirements

We are a party to many contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the Condensed Consolidated Balance Sheets as of June 30, 2024, while others are considered future commitments. Our contractual obligations primarily consist of cancelable purchase commitments with various parties to purchase goods or services, primarily miners and equipment, entered into in the normal course of business and operating leases. For information regarding our other contractual obligations, refer to Note 16 - Commitments and Contingencies in this Quarterly Report on Form 10-Q for the period ended June 30, 2024, and Note 17 - Commitments and Contingencies included in our Annual Report on Form 10-K as filed with the SEC on December 1, 2023.

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

Operating Activities

Operating activities from continuing operations for the nine months ended June 30, 2024 used $150,539 in cash primarily due to net loss of $83,598, adjusted by adding non-cash adjustments to reconcile net income to net cash of depreciation and amortization of $102,761, stock based compensation of $22,696 and subtracting non-cash bitcoin mining revenues of $289,693 and gain on fair value of bitcoin, net of $107,406. Changes in operating assets and liabilities generated a net total of $6,835 of cash.

Operating activities from continuing operations for the nine months ended June 30, 2023 provided $16,562 in cash primarily due to net loss of $61,710, adjusted by adding non-cash adjustments to reconcile net income to net cash of depreciation and amortization of $62,525, stock based compensation of $17,568 and subtracting non-cash bitcoin mining revenues of $115,661. We also sold bitcoin that we held for a short period of time for net cash proceeds of $111,889. Changes in operating assets and liabilities generated a net total of $3,208 of cash.

Investing Activities

Investing activities from continuing operations used $503,698 during the nine months ended June 30, 2024, as compared with using $241,479 for the nine months ended June 30, 2023. Our payments on miners (including miner deposits) of $428,700 and purchase of fixed assets of $53,289 were the main components of our investing cash outflow for the nine months ended June 30, 2024. This was offset in part by cash proceeds received from the sale of bitcoin of $42,803. Our payments on miner deposits of $165,508, the acquisition of the Sandersville operations of Mawson Infrastructure Group in October 2022 of $22,518, and the purchase of fixed assets of $42,634 were the main components of our investing cash outflow for the nine months ended June 30, 2023.

Financing Activities

Cash flows generated from financing activities of continuing operations during the nine months ended June 30, 2024 amounted to $754,624 compared to $222,707 for the nine months ended June 30, 2023. Our cash flows from financing activities for the nine months ended June 30, 2024 consisted primarily of proceeds from the underwritten offering of $780,043 partially offset by payments on taxes on shares withheld for net settlement of restricted stock units of $17,246, payments on loans in the amount of $5,296 and payments of preferred dividends of $3,421. Our cash flows from financing activities for the nine months ended June 30, 2023 mainly consisted of proceeds from underwritten offerings of $233,383 partially offset by payments on loans in the amount of $12,493.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, net sales and expenses. We evaluate our estimates and assumptions on an ongoing basis and base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for the judgments we make about the carrying value of assets and liabilities that are not readily apparent from other sources. Because these estimates can vary depending on the situation, actual results may differ from these estimates. Making estimates and judgments about future events is inherently unpredictable and is subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to have been incorrect, it could have a material impact on our results of operations, financial position and statement of cash flows.

There have been no material changes to our critical accounting policies and estimates as compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023. For a description of our critical accounting policies and estimates, see Part I, Item 1, Note 2, "Summary of Significant Accounting Policies" in our notes to the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

Please refer to Note 2 - Summary of Significant Accounting Policies in our unaudited condensed consolidated financial statements contained elsewhere in this Quarterly Report on Form 10-Q for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of the date of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following discussion about the Company’s market risk exposures involves forward-looking statements. Actual results could differ materially from those discussed in the forward-looking statements.

Market Price Risk of Bitcoin. The Company holds a significant amount of bitcoin; therefore, we are exposed to the impact of market price changes in bitcoin on its bitcoin holdings. This exposure would generally manifest itself in the following areas:

•
The Company accounts for its bitcoin holdings at fair value and records changes in fair value throughout the periods being reported.
•
Declines in the fair market value of bitcoin will impact the cash value that would be realized if the Company were to sell its bitcoin for cash, therefore having a negative impact on its liquidity.

At June 30, 2024, the Company held approximately 6,590 bitcoins and the fair value of a single bitcoin was approximately $62,675, meaning that the fair value of its bitcoin holdings on that date was approximately $413 million. A 10% increase or decrease in the fair value of bitcoin as of June 30, 2024, would have increased or decreased the total cash value that could be realized if the Company were to sell its bitcoin for cash by approximately $41.3 million.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2024, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting described below.

Material Weakness in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses that have been previously reported have been identified and included in management's assessment:

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
o
There were not always appropriate IT controls related to information produced by the entity (IPE), including spreadsheets, that are relevant to the preparation of our condensed consolidated financial statements.
•
There exists a material weakness related to the cut-off accounting for the existence and calculation related to the impairment of property, plant and equipment.

These material weaknesses did not result in any identified material misstatements to the condensed consolidated financial statements, and there were no changes to previously released financial results.

Remediation Efforts to Address the Material Weakness

The Company’s Board of Directors and management take internal control over financial reporting and the integrity of its condensed consolidated financial statements seriously.

Management has implemented measures designed to ensure that control deficiencies contributing to the IT material weakness are remediated, such that these controls are designed, implemented, and operating effectively. The remediation actions include the following:

•
redesigned and implemented controls to respond to Complementary User Entity Controls forwarded through SaaS vendor audit reports in the design and implementation of suggested controls;
•
expanded the management and governance over IT system controls, including the hiring of a Systems Analyst and an IT Analyst;
•
established more specific controls to gain additional comfort over the completeness and accuracy of IPE, including data used in spreadsheets used in the preparation of condensed consolidated financial statements; and
•
redesigned and implemented process controls around internal user access management including provisioning, removal, and periodic review for all financial reporting systems.

Management has planned measures to ensure that control deficiencies contributing to the property, plant and equipment material weakness is remediated, such that these controls are designed, implemented, and operating effectively. The remediation actions include the following:

•
redesigned and implement policies and procedures related to the counting of received property, plant and equipment
•
hiring additional resources in Financial Reporting
•
creation of a standard impairment calculation worksheet
•
training of documentation, policies and procedures for cross-department team members

While the IT remediation actions above have been substantially completed, and remediation plans related to property, plant and equipment are still in process, changes to internal control over financial reporting will require operation for a sufficient period of time in order for management to evaluate and test the operating effectiveness of the internal controls over financial reporting. Management will continue to monitor and evaluate the effectiveness of these changes for a sufficient period of time prior to concluding that these controls are designed and operating effectively and the material weaknesses can be considered remediated.

Changes in Internal Control over Financial Reporting

Other than the material weakness related to the cut-off accounting for the existence and calculation related to the impairment of property, plant and equipment and the remediation efforts described above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are from time to time subject to various claims, lawsuits, and other legal and administrative proceedings arising in the ordinary course of business. See Note 16 - Commitments and Contingencies to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) may at times enter into prearranged trading arrangements intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act (a “10b5-1 Plan”).

On June 12, 2024, S. Matthew Schultz, our Executive Chairman, terminated his previously adopted 10b5-1 Plan. Mr. Schultz’s 10b5-1 Plan was entered into on December 21, 2023, was set to expire on December 21, 2024, and provided for the potential sale of (i) shares of our common stock solely to satisfy the tax withholding obligations of the Company arising from the vesting of restricted stock units previously granted to Mr. Schultz under the CleanSpark, Inc. 2017 Incentive Plan, as amended (the “Plan”), and (ii) up to 1,286,000 shares of our common stock so long as the market price of our common stock was higher than certain minimum threshold prices specified in the 10b5-1 Plan.

On June 13, 2024, Zachary Bradford, our Chief Executive Officer and President, terminated his previously adopted 10b5-1 Plan. Mr. Bradford’s 10b5-1 Plan was entered into on December 22, 2023, was set to expire on September 12, 2025, and provided for the potential sale of (i) shares of our common stock solely to satisfy the tax withholding obligations of the Company arising from the vesting of restricted stock units previously granted to Mr. Bradford under the Plan, and (ii) up to 1,464,000 shares of our common stock so long as the market price of our common stock was higher than certain minimum threshold prices specified in the 10b5-1 Plan.

Bitmain Purchase Contract

On August 7, 2024, the Company entered into a Future Sales and Purchase Agreement (the " FSPA Agreement") with Bitmain Technologies Delaware Limited ("Bitmain") for the purchase of bitcoin mining hardware. The Agreement provides for the purchase of 26,000 units of S21 XP Immersion servers with a total rated hashrate of 7,800,000 terahashes at a total purchase price of $167,700, representing $21.5 per terahash. The S21 XP Immersion servers feature a rated hashrate of 300 terahashes per unit, a rated power consumption of 4,050 watts per unit, and a joules per terahash (J/T) value of 13.5.

The FSPA Agreement also grants the Company a call option to purchase additional units of S21 XP Immersion servers (the "Forward Deliverables") with a maximum rated hashrate of 15,000,000 terahashes at a total purchase price of $322,500, representing $21.5 per terahash. The call option is exercisable from the date of the Agreement until July 26, 2025. To secure this option, the Company will pay a nonrefundable call purchase fee of $32,250, which is 10% of the total potential purchase price for the Forward Deliverables.

The initial 26,000 units are scheduled to be delivered in two batches of 13,000 units each in October and November 2024. If the call option is exercised, the Forward Deliverables would be delivered between October 2024 and October 2025.

The foregoing description of the FSPA Agreement is only a summary and does not purport to be complete and is qualified in its entirety by reference to the full text of the FSPA Agreement, a copy of which is filed as Exhibit 10.13 hereto and incorporated by reference herein.

Line of Credit Agreement - Coinbase

On August 7, 2024, the Company signed a Master Loan Agreement (the “Master Loan”) with Coinbase Credit, Inc. (the “Lender”) for a line of credit in which the Lender will lend the Company certain digital assets or cash. The Company expects to utilize the line of credit to borrow USD collateralized with bitcoin.

The foregoing description of the Master Loan is only a summary and does not purport to be complete and is qualified in its entirety by reference to the full text of the Master Loan, a copy of which is filed as Exhibit 10.14 hereto and incorporated by reference herein.

Item 6. Exhibits

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

2.1†	Agreement and Plan of Merger, dated June 26, 2024, by and among CleanSpark, Inc., Tron Merger Sub, Inc. and GRIID Infrastructure Inc	8-K	001-39187	2.1	06/27/2024
3.1	Conformed Copy of Amended and Restated Articles of Incorporation of CleanSpark, Inc., as amended through March 8, 2023	S-8	333-271178	4.1	04/06/2023
3.2	First Amended and Restated Bylaws of CleanSpark, Inc., dated September 17, 2021	8-K	001-39187	3.2	09/17/2021
10.1	Option Exercise Notice from CleanSpark, Inc. to Bitmain Technologies Delaware Limited on April 9, 2024	8-K	001-39187	10.2	04/12/2024
10.2	Supplemental Agreement entered into by and between CleanSpark, Inc. and Bitmain Technologies Delaware Limited on April 11, 2024	8-K	001-39187	10.1	04/12/2024
10.3	Employment Agreement by and between CleanSpark, Inc. and Scott Garrison, dated May 7, 2024.	8-K	001-39187	10.1	05/09/2024
10.4	Employment Agreement by and between CleanSpark, Inc. and Taylor Monnig, dated May 7, 2024.	8-K	001-39187	10.2	05/09/2024
10.5	Purchase and Sale Agreement, dated May 8, 2024 by and among CSRE Properties Wyoming, LLC and MineOne Wyoming Data Center, LLC.	8-K	001-39187	10.1	05/09/2024
10.6	Purchase and Sale Agreement for Parcel 1, dated May 29, 2024	8-K	001-39187	10.1	05/31/2024
10.7	Purchase and Sale Agreement for Parcel 2, dated May 29, 2024	8-K	001-39187	10.2	05/31/2024

10.8	Asset Purchase Agreements, dated June 17, 2024	8-K	001-39187	10.1	06/20/2024
10.9†	Credit Agreement, dated June 26, 2024, by and among CleanSpark, Inc., GRIID Infrastructure Inc., and the other loan parties from time to time party thereto	8-K	001-39187	10.1	06/27/2024
10.10	Form of Voting Agreement, dated June 26, 2024.	8-K	001-39187	10.2	06/27/2024
10.11†	Colocation Mining Services Agreement, dated June 26, 2024, by and between CleanSpark, Inc. and GRIID Infrastructure Inc.	8-K	001-39187	10.3	06/27/2024
10.12†	Amended and Restated Credit Agreement, dated August 2, 2024, by and among CleanSpark, Inc., GRIID Infrastructure Inc., and the other loan parties from time to time party thereto	8-K	001-39187	10.1	08/05/2024
10.13**	Future Sales and Purchase Agreement with Bitmain Technologies Delaware Limited for the purchase of bitcoin mining hardware					*
10.14**	Master Loan Agreement dated August 7, 2024 between Coinbase Credit, Inc. and CleanSpark, Inc.					*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)	*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)	*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350	**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350	**

101 INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101 SCH	Inline XBRL Taxonomy Extension Schema with embedded linkbases Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith.
**	Furnished herewith.
†

Certain schedules and other similar attachments to this exhibit have been omitted from this filing pursuant to Item 601(a)(5) of Regulation S-K. The registrant will provide a copy of such omitted documents to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2024	By: /s/ Zachary K. Bradford Zachary K. Bradford Title: Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2024	By: /s/ Gary A. Vecchiarelli Gary A. Vecchiarelli Title: Chief Financial Officer (Principal Financial and Accounting Officer)

2