Form 10-K
period 2024-09-30
CLEANSPARK, INC.
filed 2024-12-03
CIK 827876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

Commission file number: 001-39187

CleanSpark, Inc.
(Exact name of registrant as specified in its charter)

Nevada	87-0449945
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10624 S. Eastern Ave, Suite A - 638 Henderson, Nevada	89052
(Address of principal executive offices)	(Zip Code)
Registrants telephone number, including area code: (702) 989-7692

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	CLSK	The Nasdaq Stock Market LLC
Redeemable warrants, each exercisable for 0.069593885 shares of common stock at an exercise price of $165.24 per whole share	CLSKW	The Nasdaq Stock Market LLC

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
☐ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [ ] No [X]

The aggregate market value of the common stock held by non-affiliates as of March 28, 2024 (the last business day of the registrant's most recently completed second fiscal quarter), was approximately $4,883,000,000 based on the per share closing price as of March 28, 2024 quoted on the Nasdaq Capital Market for the registrant’s common stock, which was $21.21.

As of December 3, 2024, there were 292,561,667 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement to be delivered to its stockholders in connection with the registrant’s 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Such definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

CLEANSPARK, INC.

TABLE OF CONTENTS

Form 10-K for the Fiscal Year Ended

September 30, 2024

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain statements that are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements may include terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or comparable terminations. These forward-looking statements include, but are not limited to, statements regarding future operating results, potential risks pertaining to these future operating results, future plans or prospects, anticipated benefits of proposed (or future) acquisitions, dispositions and new facilities, growth, the capabilities and capacities of business operations, the remediation of the material weaknesses in our internal control over financial reporting, any financial or other guidance, expected capital expenditures and all statements that are not based on historical fact, but rather reflect our current expectations concerning future results and events. These forward-looking statements are based on management’s current expectations, estimates, forecasts, and projections about our business and the industry in which we operate, as well as the economy, trends and other future conditions, are subject to significant risks and uncertainties, and are subject to changes based on various factors, some of which are beyond our control. Therefore, we can give no assurance that the results implied by these forward-looking statements will be realized. Furthermore, the inclusion of forward-looking statements should not be regarded as a representation by the Company or any other person that future events, plans or expectations contemplated by the Company will be achieved. The following important factors, among others, could affect future results and events, causing those results and events to differ materially from those expressed or implied in our forward-looking statements:

•
our ability to achieve profitability, and to maintain profitability, in the future;
•
high volatility in the value attributable to our business;
•
the rapidly changing regulatory and legal environment in which we operate, which may lead to unknown future challenges to operating our business or may subject our business to added costs and/or uncertainty regarding the ability to operate;
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
•
changes in network and infrastructure;
•
our ability to successfully integrate our newly acquired operations, including the operations of GRIID Infrastructure, Inc.;
•
bitcoin’s halving;
•
our ability to execute on our business strategy;
•
our ability to remediate the material weaknesses identified in our internal control over financial reporting;
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

Overview

CleanSpark is a bitcoin mining company. We independently own and operate a large portfolio of data centers across the United States with locations in Georgia, Tennessee, Mississippi and Wyoming. As of October 31, 2024, we have with 676 megawatts (“MW”) of developed capacity and has 50 MWs of hosted machines in New York, which supports approximately 31.5 exahash per second (“EH/s”) of bitcoin mining computational power. We are currently developing an additional 211.5 MW across the portfolio, which is expected to support approximately 50 EH/s of mining capacity. We do not host miners for any other companies. A partner in Massena, NY, hosts 1.5 EH/s for us. However, following a non-renewal, the agreement governing such hosting of our miners is scheduled do expire on January 1, 2025 and we plan to move all operational capacity to wholly owned sites to maximize operational efficiency. We design our proprietary data center infrastructure to operate at high uptime and efficiency in support of bitcoin, the world’s most important digital commodity and an essential tool for financial independence and inclusion.

Through CleanSpark and our wholly owned subsidiaries, we have operated in the bitcoin mining sector since December 2020.

Business Activity

Bitcoin mining is our principal revenue generating business activity. As of September 30, 2024, we operated approximately 188,500 bitcoin mining machines, with a hashrate capacity of approximately 27.6 EH/s and a fleetwide efficiency of 21.94 joules per terahash (“J/TH”). In fiscal year 2024, we mined 7,092 bitcoins, net of mining pool fees, a 3% increase over the 6,903 bitcoins we mined in fiscal year 2023. We expect to continue increasing our computing power through 2024 and beyond as we expand our infrastructure at our portfolio of data centers across the United States with locations in Georgia, Tennessee, Mississippi and Wyoming. We intend to continue growing our capacity and plan to pursue additional capacity through both organic growth and strategic acquisitions.

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

Factors such as access to computer processing capacity, interconnectivity, electricity cost, environmental factors (such as cooling capacity) and location play important roles in mining. In bitcoin mining, “hashrate” is a measure of the computing and processing power and speed by which a mining computer mines and processes transactions on the bitcoin network. A company’s hashrate when compared to global hashrate determines its market share and is therefore generally considered one of the most important metrics for evaluating bitcoin mining companies.

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

We have historically and may in the future sell bitcoin from time to time, to support our operations and strategic growth. Our decisions to engage in hedging, lending, borrowing activities, to hold or sell bitcoin at any given time may be impacted by the bitcoin market, which has been historically subject to significant volatility. Decisions to hedge, lend, borrow, hold or sell bitcoins are determined by management by analyzing forecasts and monitoring the market in real time.

Through our wholly owned subsidiaries CSRE Properties, LLC, CSRE Property Management Company, LLC, CSRE Properties Norcross, LLC, CSRE Properties Washington, LLC, CSRE Properties Sandersville, LLC, CSRE Properties Dalton, LLC, CSRE Properties Mississippi, LLC, CSRE Properties Wyoming, LLC, CSRE Properties Tennessee, LLC, and CleanSpark HQ, LLC, we maintain real property holdings.

Markets, Geography and Major Customers

Bitcoin is a global store of value and a medium of exchange used by people across the world as an asset and to conduct daily transactions. Mining bitcoin supports the global bitcoin blockchain and the millions of people that depend on it for economic security and other benefits. Strictly speaking, there is no customer market for mining bitcoin but we consider our mining pool operator a customer because it compensates us for providing processing power to the mining pool (see Part I, Item 1A., “Risk Factors”—“Our reliance on a third-party mining pool service provider for our mining revenue payouts may adversely affect an investment in us.”). We own and operate our own facilities and do not lease mining space to other mining companies or private individuals that mine. Our wholly-owned mining operations are located in the State of Georgia, Tennessee, Mississippi and Wyoming in the United States. We also have a relationship with a facility located in New York State that hosts a portion of our miners. However, on October 1, 2024, we and our hosting partner, Coinmint, LLC, agreed to a non-renewal of the agreement governing the hosting of our miners, which is scheduled to expire January 1, 2025. See Note 19 - Subsequent Events.

Georgia Operations

As of September 30, 2024, our Georgia facilities have a developed data center infrastructure backed by approximately 483 MW, which supports an operational hashrate of 20.6 EH/s. Our Georgia operations are geographically spread across eight cities.

Mississippi Operations

As of September 30, 2024, our Mississippi facilities have a developed data center infrastructure backed by approximately 44 MW, which supports an operational hashrate of 2.0 EH/s. Our Mississippi operations are located in three cities and a fourth location is currently under construction.

Tennessee Operations

As of September 30, 2024, our Tennessee facilities have a developed data center infrastructure backed by 79 MW, which supports an operational hashrate of 3.5 EH/s. We have five owned locations, two of which were operational as of September 30, 2024. Our Tennessee operations are located in six cities. Additionally, we had three locations operating through a co-location hosting agreement with GRIID. Effective October 30, 2024, each of these co-locations became fully owned after completing the acquisition of GRIID (see Note 5 - Acquisitions). The Company also closed on the acquisition two of additional Tennessee locations in October 2024.

Wyoming Operations

As of September 30, 2024, we have two separate mining locations in Wyoming that are under construction and are expected to be operational between the first and second quarter of fiscal year 2025. These locations will include miners that are cooled through immersion technology, a method of submerging mining hardware in a non-conductive fluid to cool the equipment and improve its efficiency, and are expected to have approximately 75 MW of data center infrastructure power under contract.

The table below summarizes our portfolio of operating locations as of September 30, 2024.

State	MWs Operational	EH/s Operational	Number of mining locations
Georgia	483	20.6	12
Mississippi(1)	44	2.0	4
New York(2)	50	1.5	1
Tennessee(3)	79	3.5	8
Total	656	27.6	25

(1) One of Mississippi locations is currently under construction and is expected to begin operation in December 2024.
(2) The New York location is a hosted location subject to the Coinmint co-location agreement (discussed below).

(3) Three of the Tennessee locations were previously hosted locations subject to the GRIID co-location agreement which became fully owned effective October 30, 2024 after the completion of the GRIID acquisition. Two of the five owned Tennessee locations were operational as of September 30, 2024.

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

Coinmint

On July 8, 2021, our subsidiary CleanBlok, Inc., a wholly owned subsidiary of the Company, entered into a services agreement with Coinmint, LLC (“Coinmint”). Pursuant to the agreement, Coinmint has agreed to house and power certain of our bitcoin mining equipment in its facilities, and to use commercially reasonable efforts to mine bitcoin on our behalf. All bitcoin mining services performed by Coinmint are conducted using our own mining equipment. All computing power generated by our ASICs (Application-Specific Integrated Circuits) is contributed to our mining pool operator, Foundry Digital. As of the date of this filing, we have deployed approximately 16,400 total miners pursuant to the co-location mining services agreement at Coinmint’s facility in New York.

Pursuant to the agreement, as consideration for its services, we pay Coinmint certain services fees, which are based on the operating costs incurred by Coinmint in performing its services, and a variable fee calculated based on the profitability of the bitcoin mined during the relevant payment period, subject to uptime performance commitments. The agreement had an initial term of one year, after which it renews automatically for three-month periods until terminated in accordance with its terms. On October 1, 2024, we agreed to a non-renewal of the agreement, which is scheduled to expire January 1, 2025.

Materials and Suppliers

We engage in high efficiency bitcoin mining by using ASICs. These specialized computers, often called miners, have few manufacturers. Most of the machines we purchased this year were manufactured by Bitmain Technologies Delaware Limited (“Bitmain”), one of the top three preeminent manufacturers of bitcoin miners. Bitmain manufactures ASICs throughout Asia with subsidiaries in the United States, Singapore, Malaysia, Kazakhstan and other locations.

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

Inflationary pressures impact virtually all aspects of our materials and suppliers, including power prices, and could impact our fiscal year ending September 30, 2025.

Environmental Issues

No significant pollution or other types of hazardous emission result from our direct operations and it is not anticipated that our operations will be materially affected by federal, state or local provisions concerning environmental controls. Our costs of complying with environmental, health and safety requirements have not historically been material.

Some local, state and federal policymakers have expressed concerns over the high energy consumption of data centers, including bitcoin miners, and the ancillary effects on the environment from that energy consumption. Many media reports focus exclusively on the energy requirements of bitcoin mining and cite it as an environmental concern. We carefully monitor existing and pending climate change legislation, regulation, and international treaties or accords for any material effect on our business or markets that we serve, our operational results, our capital expenditures or our financial position.

We purchase energy from the electrical grid, and as a result our energy mix will vary from period to period based on a variety of factors including weather, temperature, demand, and how the grid operator ultimately procures and utilizes energy resources. Historically, one of our strategies had been to prioritize sustainable and environmentally friendly sources of energy, including nuclear energy sources. However, as we have accelerated our expansion efforts, including through multiple acquisitions of companies and assets, where we have focused on reliability and cost of the power, our overall energy source mix has changed, subject to the factors mentioned above. As a result, our current sources of energy include a significant portion of both non-carbon sources (including hydro, nuclear, wind and solar) and carbon sources (including coal and natural gas). We do not, however, currently have sufficient data to quantify the current energy mix at each of our sites, and any such data we receive is subject to the timing and details of the energy source mix information disclosed by our energy providers, including portions of the energy mix which is not disclosed by the energy providers.

Competition

Bitcoin mining is a global activity. During fiscal year 2021, a majority of bitcoin mining occurred in China. After China banned bitcoin mining in May 2021, the center of mining moved to North America. Bitcoin mining by its nature is a competitive business; all miners compete for the same number of bitcoin rewards. Our competitors include large, publicly listed mining companies, large private mining companies, and, in some cases, independent, individual miners who pool resources. We define our principal competitors as other publicly traded bitcoin miners because there is widely available information about their operations. We believe our principal competitive advantages include our energy background, and the efficiency of our mining fleet and our operational expertise in managing uptime of our owned and operated facilities. We strategically use bitcoin we mine as a store of value, to fund operational growth and the use of bitcoin as collateral for borrowing activities. We are dedicated to working with communities to help stabilize energy usage to capture stranded power that can assist with reducing power rates for residential purchasers of power. Within North America, our major competitors include:

•
MARA Holdings, Inc.;
•
Riot Platforms, Inc.;
•
Core Scientific, Inc.;
•
Bitfarms Ltd.;
•
Iris Energy Limited;
•
Cipher Mining Inc.; and,
•
Terawulf Inc.

In addition to the foregoing, we compete with other companies that focus all or a portion of their activities on mining activities at scale. We face significant competition in certain operational aspects of our business, including, but not limited to, the acquisition of new miners, obtaining low-cost electricity, obtaining access to energy sites with reliable sources of power and evaluating new technology developments in the industry.

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

State regulation of bitcoin mining is important with respect to where we conduct our mining operations. The majority of our mining facilities are located in Georgia, Mississippi and Tennessee, which have favorable regulatory environments for bitcoin miners. However, we also have co-location operations in New York, which has generally been more aggressive in its regulation of bitcoin mining. We have terminated our agreement with our hosting facility in New York and effective after January 1, 2025, we will no longer have co-location activities in the state.

In addition, federal regulators have increased their enforcement activity in the digital asset industry. Federal agencies such as the SEC and Commodity Futures Trading Commission (“CFTC”) have brought a number of enforcement actions, including actions against significant players in the industry. In fiscal year 2023, for example, the CFTC brought 47 actions involving conduct related to digital asset commodities, representing more than 49 percent of all actions filed by the CFTC during that time period. Increased enforcement by agencies like the SEC and CFTC has resulted in part from the failure of FTX Trading Ltd. (“FTX”) in November 2022 and the resulting market turmoil that such failure caused.

While these statements tend to focus more on digital asset exchanges and other players in the digital asset space and less on bitcoin miners, the failure of large exchanges may impact the adoption and value of bitcoin. Additionally, because we sell our bitcoin on exchanges, we may also be impacted by exchange failures in that respect. For those reasons, we carefully vet the exchanges we use for adequate compliance with U.S. laws as well as liquidity, using the information available to us, but we cannot be certain that we will be able to avoid the negative effects of a large exchange failure.

As the regulatory and legal environment evolves, we may become subject to new laws and regulations, including by the SEC, CFTC and other agencies, which may affect our mining and other activities. For additional discussion regarding our belief about the potential risks existing and future regulation pose to our business, see Part I, Item 1A. “Risk Factors” beginning on page 13 of this Annual Report on Form 10-K.

Protection of Bitcoin Assets

Our share of bitcoins mined from our pool is initially received by us in wallets we control, which are maintained by Coinbase Inc. (“Coinbase”), a U.S.-based digital assets exchange. We sell portions of the bitcoin we mine and utilize hot wallets to hold this bitcoin immediately prior to selling for working capital purposes. We hold any remainder of our bitcoin in cold storage. Bitcoin held in cold storage is reconciled monthly and associated with unique blockchain addresses, with their activity recorded on the blockchain. For security reasons, Coinbase does not disclose the geographic location of its cold storage wallets to its customers. Our custody agreement with Coinbase provides that Coinbase will obtain and maintain at its sole expense insurance coverage in such types and amounts as are commercially reasonable for the custodial services provided under the custody agreement. We do not carry additional insurance coverage on our bitcoin holdings. Further we are not aware of any insurance providers or other third parties (e.g. auditors) having inspection or other verification rights associated with digital assets held in storage.

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

See Part I, Item 1C. “Cybersecurity” of this Annual Report on Form 10-K.

Insurance

We have property insurance coverage for our bitcoin miners under a multi-tiered insurance program with 21 different underwriters for a total of $200,000 in limits. This insurance coverage covers all of our bitcoin miners and includes earthquake and flood insurance with a $5,000 limit. Storm, wind, and hail coverage is also included within the $200,000 policy limit. We do not maintain Business Interruption Coverage, which is currently not commercially available for bitcoin mining companies. The policies also exclude coverage of our bitcoin holdings and cybersecurity coverage. We engage our insurance broker annually to solicit underwriters to provide proposals to renew our current coverage or update our policies to meet our needs, prior to the policies’ expiration on November 1st of each year.

Human Resources

We believe that our future success depends, in no small part, on our ability to continue to attract, hire, and retain qualified personnel. As of September 30, 2024, we had 270 staff members, all located in the United States, of which 256 were full time. We believe that we have adequate personnel and resources with the specialized skills required to carry out our operations successfully. Employees participate in equity incentive plans and receive generous compensation in the form of salary and benefits. We continually seek to hire and retain talented professionals, although the competition for such personnel in our segments is significant. None of our employees are represented by a labor union, and we have never experienced a work stoppage. We believe we have a strong and engaging relationship with our employees.

We cultivate trust and transparency among our employees, the communities we operate in, and the people around the world who depend on bitcoin as we jointly strive to build the infrastructure of the future.

Discontinued Operations

As of June 30, 2022, we deemed our energy operations to be discontinued operations due to our strategic decision to strictly focus on bitcoin mining operations and to divest or dispose of the remaining energy assets. Through our discontinued operations segment, we previously provided energy solutions and we have since sold or disposed of the related assets.

Other Business Activities

Through our wholly owned subsidiary ATL Data Centers LLC (“ATL”), we previously provided traditional data center services to a small number of remaining clients, such as providing customers with rack space, power and equipment, and offered several cloud services including virtual services, virtual storage, and data backup services. As of September 30, 2023, ATL no longer provided data center services to external customers and all capacity of the location is now dedicated to bitcoin mining activities.

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

We file reports with the SEC. These reports include annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Section 16 filings on Form 3, Form 4, and Form 5, and other related filings and exhibits, each of which is provided on our website free of charge as soon as reasonably practical after we electronically file such materials with or furnish them to the SEC. In addition, the SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including the Company.

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
•
if we fail to qualify for certain state government tax incentives or to comply with local tax regulations, we may suffer financial losses;
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

Our limited operating history, in particular our recent entry into the bitcoin mining business, makes it difficult to evaluate our business and predict our future results of operations. Although we have achieved profitable quarters in the past, to date, we have not maintained consistent profitability from period to period, and no assurances can be made that we will achieve consistent profitability in the near future, if ever. From the Company’s inception through September 30, 2024, we sustained $479,218 in cumulative net losses, and we had a net loss from our continuing operations for the fiscal year ended September 30, 2024 of $145,777. We have generated these losses as we execute our business plan and expand on our bitcoin mining activities as bitcoin prices have at times been in a bear market. The extent to which we will continue to recognize losses in our continuing operations is dependent on bitcoin prices, among other factors.

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

We rely on a limited number of suppliers for the purchase and delivery of our miners to support our bitcoin mining operations. There can be no assurance that such key suppliers and manufacturers will provide components, products or miners in a timely and cost-efficient manner or otherwise meet our needs and expectations. Any disruption in the operations of such key suppliers or manufacturers could delay our ability to expand our bitcoin mining operations. Our ability to manage such relationships and timely replace suppliers and manufacturers, if necessary, is critical to our success. Our failure to timely replace our manufacturers and suppliers, should that become necessary, could materially and adversely affect our results of operations. For example, we depend on Bitmain, MicroBT, Canaan Crypt Solutions and Sunnyside Digital for our miners and any change in their ability to manufacture or distribute and deliver these products could have a significant impact on our results of operations. Supply chain disruptions resulting from factors such as inflation, labor supply and shipping container shortages and the COVID-19 pandemic have impacted, and may continue to impact, us and our third-party manufacturers and suppliers. We are reliant on third parties for our expansion efforts, including construction contractors and suppliers of infrastructure, to provide accurate estimates and timelines. If those parties experience delays, cannot access adequate capital, or are exposed to inflation pressures or supply chain disruptions, our expansion efforts will be similarly impacted.

We rely heavily on our management team, whose continued service and performance is critical to our future success. Any failure by management to properly manage growth, including hiring and retaining competent and skilled management and other personnel, could have a material adverse effect on our business, operating results and financial condition.

We currently have six executive officers — our Chief Executive Officer and President, Zachary Bradford, our Chief Financial Officer, Gary Vecchiarelli, our Executive Chairman, S. Matthew Schultz, our Chief Operating Officer, Scott Garrison, our Chief Technology Officer, Taylor Monnig, and our Chief Accounting Officer, Brian Carson — who are responsible for our management functions and are responsible for strategic development, financing and other critical functions. Our future success depends significantly on the continued service and performance of our existing management team. The departure, death, disability or other extended loss of services of any member of our management team, particularly with little or no notice, could cause delays on projects, frustrate our growth prospects and could have an adverse impact on our industry relationships, our project exploration and development programs, other aspects of our business and our financial condition, results of operations, cash flow and prospects.

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

We have regularly engaged in strategic transactions, including acquisitions of companies, technologies and personnel, such as our recent asset and business acquisitions related to our Georgia, Mississippi, Wyoming and Tennessee properties, and, as part of our growth strategy, in the future, we expect to seek additional opportunities to grow our mining operations, including through purchases of miners and facilities from other operating companies, including companies in financial distress. Our ability to grow through future acquisitions will depend on the availability of, and our ability to identify, suitable acquisition and investment opportunities at an acceptable cost, our ability to compete effectively to attract those opportunities and the availability of financing to complete acquisitions. Previous acquisitions have required, and future acquisitions will likely require, us to issue common stock that would dilute our current stockholders’ percentage ownership, assume or otherwise be subject to liabilities of an acquired company, record goodwill and non-amortizable intangible assets that will be subject to impairment testing on a regular basis and potential periodic impairment charges, incur amortization expenses related to certain intangible assets, incur large acquisition and integration costs, immediate write-offs, and restructuring and other related expenses and/or become subject to litigation.

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

We maintain our cash at financial institutions, often in balances that exceed federally insured limits. We maintain the majority of our cash and cash equivalents in accounts at banking institutions in the United States that we believe are of high quality. Cash held in these accounts often exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. If such banking institutions were to fail, we could lose all or a portion of the amounts held in excess of such insurance limitations. The FDIC took control of three such banking institutions, Silicon Valley Bank on March 10, 2023, Signature Bank on March 12, 2023 and First Republic Bank on May 1, 2023. While we did not have an account at any of these three banks, in the event of the failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business and financial position. Our ability to open accounts at certain financial institutions is limited by the policies of such financial institutions to not accept clients that are in the digital asset industry.

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

The market price of one bitcoin in our principal market ranged from approximately $26,500 to $73,800 during the fiscal year ended September 30, 2024, $15,500 to $31,900 during the fiscal year ended September 30, 2023 and ranged from approximately $17,600 to $69,000 during the fiscal year ended September 30, 2022. While bitcoin prices are determined primarily using data from various exchanges, over-the-counter markets and derivative platforms, they have historically been volatile and are impacted by a variety of factors. Such factors include, but are not limited to, the worldwide growth in the adoption and use of bitcoin, the maintenance and development of the software protocol of the bitcoin network, changes in consumer demographics and public tastes, fraudulent or illegitimate actors, real or perceived scarcity, and political, economic, regulatory or other conditions. Furthermore, pricing may be the result of, and may continue to result in, speculation regarding future appreciation in the value of bitcoin, or our share price, making prices more volatile.

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

Halving is a process designed to control the overall supply and reduce the risk of inflation in cryptocurrencies using a Proof-of-Work consensus algorithm. In an event referred to as bitcoin “halving,” the bitcoin reward for mining any block is cut in half. For example, the mining reward for bitcoin declined from 6.25 to 3.125 bitcoin on April 19, 2024. This process is scheduled to occur once every 210,000 blocks. It is estimated that bitcoin will next halve in April 2028 and then approximately every four years thereafter until the total amount of bitcoin rewards issued reaches 21 million, which is expected to occur around 2140. Once 21 million bitcoin are generated, the network will stop producing more. Currently, there are more than 19 million bitcoin in circulation. While bitcoin prices have had a history of price fluctuations around halving events, there is no guarantee that any such price change will be favorable or would compensate for the reduction in mining reward. If a corresponding and proportionate increase in the price of bitcoin does not follow these anticipated halving events, the revenue from our mining operations would decrease, and we may not have an adequate incentive to continue mining and may cease mining operations altogether, which may adversely affect an investment in us.

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

We currently rely on Foundry Digital’s open access mining pool (“pool”) that supports bitcoin to receive our mining rewards and fees from the network. Our pool has the sole discretion to modify the terms of our agreement at any time, and, therefore, our future rights and relationship with our pool may change. In general, mining pools allow miners to combine their computing and processing power, increasing their chances of solving a block and getting rewarded by the bitcoin network. The rewards, distributed proportionally to our contribution to the pool’s overall mining power, are distributed by the pool operator. Should our pool’s operator systems suffer downtime due to a cyber-attack, software malfunction or other similar issues, our ability to mine and receive revenue will be negatively impacted. Furthermore, while we receive daily reports from our pool detailing the total processing power provided to the pool and the proportion of that total processing power we provided to determine the distribution of rewards to us, we are dependent on the accuracy of our pool’s record keeping. Therefore, we have little means of recourse against our pool's operator if we determine the proportion of the reward paid out to us by the mining pool operator is incorrect, other than leaving the pools. If we are unable to consistently obtain accurate proportionate rewards from our pool, we may experience reduced rewards for our efforts, which would have an adverse effect on our business and operations.

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

There is a risk that some or all of our bitcoins could be lost or stolen. Bitcoins are stored in and accessed by cryptocurrency sites commonly referred to as “wallets.” A hot wallet refers to any cryptocurrency wallet that is connected to the Internet. Generally, hot wallets are easier to set up and access than wallets in cold storage, but they are also more susceptible to hackers and other technical vulnerabilities. Cold storage refers to any cryptocurrency wallet that is not connected to the Internet. Cold storage is generally more secure than hot storage, but is not ideal for quick or regular transactions. As of September 30, 2024, we held approximately 99% of our bitcoin in cold storage and 1% in hot wallets. Due to our usage of in cold storage, we may experience lag time in our ability to respond to market fluctuations in the price of our cryptocurrency assets.

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

In addition, our borrowings under the Master Loan (as defined below) are collateralized by approximately $78,125 of bitcoin as of September 30, 2024. Pursuant to the terms of the Master Loan and related security agreement, Coinbase has the right to sell, pledge, rehypothecate, assign, use or otherwise dispose of the bitcoin collateralizing our borrowings under the Master Loan. This could increase our exposure to the risk of a counterparty default since, under such circumstances, we may be unable to recover the posted collateral promptly or may be unable to recover all of the posted collateral Any of these events may adversely affect our operations and, consequently, our investments and profitability.

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

In response to these and other similar events (including significant activity by various regulators regarding digital asset activities, such as enforcement actions, against a variety of digital asset entities, including Coinbase, Kraken and Binance), the digital asset markets, including the market for bitcoin specifically, have experienced extreme price volatility and several other entities in the digital asset industry have been, and may continue to be, negatively affected, further undermining confidence in the digital asset markets and in bitcoin. These events have also negatively impacted the liquidity of the digital asset markets as certain entities affiliated with FTX and platforms such as Coinbase, Kraken and Binance have engaged, or may continue to engage, in significant trading activity. If the liquidity of the digital asset markets continues to be negatively impacted by these events, digital asset prices (including the price of bitcoin) may continue to experience significant volatility and confidence in the digital asset markets may be further undermined. These events are continuing to develop and it is not possible to predict at this time all of the risks that they may pose to us, our service providers or on the digital asset industry as a whole.

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

Any potential use of emerging technologies like artificial intelligence, machine learning and generative artificial intelligence could lead to unintended consequences and result in reputational harm and litigation.

We continue to evaluate emerging technologies like artificial intelligence, machine learning and generative artificial intelligence for incorporation into our business. State and federal regulations relating to these emerging technologies are quickly evolving, and, should we adopt such technologies, we may require significant resources to maintain our business practices while seeking to comply with U.S. laws. Any failure to accurately identify and address our responsibilities and liabilities in this new environment could negatively affect any solutions we develop incorporating such technologies and could subject us to reputational harm, regulatory action or litigation, any of which may harm our financial condition and operating results. These same risks apply to our use of third-party service providers who are implementing these tools into the products or services they provide to us.

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

We sell our bitcoins to pay for operating expenses and growth on an as-needed basis. Consequently, we may sell our bitcoins at a time when bitcoin prices are low, which could adversely affect an investment in us. At this time, we do not engage in contractual or financial hedging activities related to our bitcoin holdings to mitigate potential decreases in the price of bitcoin. See the above risk factor entitled, “The value of bitcoin has historically been subject to wide swings. Because we do not currently hedge our investment in bitcoin and do not intend to for the foreseeable future, we are directly exposed to bitcoin’s price volatility and surrounding risks.”

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

The operation of a bitcoin mining facility requires significant amounts of electrical power. Any mining site we currently operate or establish in the future can only be successful if we can continue to obtain sufficient electrical power for that site on a cost-effective basis. Our mining operations are conducted across a mix of fully-owned campuses, leased properties, and active hosting agreements, each of which have unique power agreements. Geopolitical events including the war in Ukraine and inflationary impacts have caused power prices to increase worldwide; if power prices continue to increase while bitcoin prices decrease, our ability to profitability mine bitcoin would be negatively impacted.

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

Companies across many industries are facing increasing scrutiny related to their environmental, social and governance (“ESG”) practices. Investor advocacy groups, certain institutional investors, investment funds and other influential investors are also increasingly focused on ESG practices and in recent years have placed increasing importance on the non-financial impacts of their investments. In May 2021, the SEC proposed rule changes that would require public companies to include certain climate-related disclosures in their periodic reports, including information about climate-related risks that are reasonably likely to have a material impact on their business, results of operations, or financial condition, and certain climate-related financial statement metrics in a note to their audited financial statements noting that such rule changes were proposed in response to investor demands for consistent and comparable data on climate change. Furthermore, increased public awareness and concern regarding environmental risks, including global climate change, may result in increased public scrutiny of our business and our industry, and our management team may divert significant time and energy away from our operations and towards responding to such scrutiny and reassuring our employees. The implementation of the SEC’s proposed rule changes was stayed in April 2024 in response to consolidated legal challenges. However, should the rule changes ultimately become effective, in either their current or a revised form, we, as a public company, may also face increased oversight from the SEC with respect to our climate-related disclosures.

The physical risks of climate change may also impact the availability and cost of materials and natural resources, sources and supplies of energy, and demand for bitcoin and other cryptocurrencies, and could increase our insurance and other operating costs, including, potentially, to repair damage incurred as a result of extreme weather events or to renovate or retrofit facilities to better withstand extreme weather events. If environmental laws or regulations or industry standards are either changed or adopted and impose significant operational restrictions and compliance requirements on our operations, or if our operations are disrupted due to physical impacts of climate change, our business, capital expenditures, results of operations, financial condition and competitive position could be negatively impacted.

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

Because there has been limited precedent set for the financial accounting of cryptocurrencies and related revenue recognition and no official guidance has yet been provided by the Financial Accounting Standards Board or the SEC as to bitcoin miners, it is unclear how bitcoin miners may in the future be required to account for cryptocurrency transactions and assets and related revenue recognition. A change in regulatory or financial accounting standards or interpretations by the SEC, particularly as they relate to the Company and the financial accounting of our bitcoin-related operations, could result in changes in our accounting treatment and the necessity to restate our financial statements. In addition, the accounting policies of many companies are being subjected to heightened scrutiny by regulators and the public, and we have received comments from the staff of the SEC’s Division of Corporation Finance Office of Crypto Assets (the “Staff”) during fiscal year 2023 related to the accounting of our bitcoin-related operations, which have been resolved. Such continued uncertainty with regard to financial accounting matters, particularly as they relate to the Company, the financial accounting of our bitcoin-related operations and the SEC comments we have received in respect of such matters, could negatively impact our business, prospects, financial condition and results of operations and our ability to raise capital.

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

During the fiscal year ended September 30, 2024, we grew our hashrate, in part, by acquiring newer, more powerful and energy-efficient miners through sales and purchase agreements with suppliers, and we plan to continue to acquire new miners to compete effectively in the market. These new miners are highly specialized servers that are very difficult to produce at scale. As a result, there are limited producers capable of producing large numbers of sufficiently effective miners. The cost of these miners is directly correlated to bitcoin prices and the profitability of bitcoin mining. Demand for new miners increased in response to increased bitcoin prices in 2021 followed by a decreased in demand due to falling bitcoin prices in 2022. We observed the price of these new miners followed changes in demand, resulting in elevated machine prices when bitcoin mining economics are high and significantly lower prices when these economics are strained. As a result, positive bitcoin economics may negatively impact our future equipment costs and increase the competition to secure mining equipment. If we are unable to acquire sufficient numbers of new miners or access sufficient capital to fund our acquisitions, our results of operations and financial condition may be adversely affected, which could adversely affect investments in our securities.

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

The successful assertion of product liability claims against us could result in potentially significant monetary damages that could require us to make significant payments, as well as subject us to adverse publicity, thereby damaging our reputation and competitive position. We rely on third-party manufacturing warranties provided by our manufacturing partners and our general liability insurance to cover product liability claims and have not obtained separate product liability insurance. Such warranties and insurance coverage may not be adequate to cover all potential claims. Moreover, even if such warranties and insurance coverage are sufficient, any successful claim could significantly harm our business, reputation, financial condition and results of operations.

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

Noise Pollution and Community Opposition

The Company’s Mining operations involve the use of a large numbers of high-powered Miners and cooling systems that generate significant noise. This noise can pose several risks to the Company’s business including community complaints, reputational damage, litigation risk, regulatory risk, operational constraints, increased costs and opposition to expansion. These risks could lead to fines or penalties imposed by local governments, requirements to implement costly noise mitigation measures, restrictions on the Company’s operating hours, reduction of scale of the Company’s operations, stricter noise controls regulations on the Company’s operations, potential shutdown of data centers that cannot meet local noise regulations, damages resulting from lawsuits and difficulty obtaining necessary permits and approvals for expanding existing data centers or establishing new site operations. While the Company strives to be a good corporate citizen and mitigate noise impacts where possible, the inherently noisy nature of large-scale cryptocurrency Mining operations presents ongoing risks to the Company’s business that may negatively affect its financial condition and results of operations.

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

To the extent that our cryptocurrency activities cause us to be deemed a “money transmitter” (an “MT”) or be given an equivalent designation under state law in any state in which we operate, we may be required to seek a license or otherwise register with a state regulator and comply with state regulations that may include the implementation of anti-money laundering programs, maintenance of certain records and other operational requirements. Currently, the New York State Department of Financial Services maintains a comprehensive “BitLicense” framework for businesses that conduct “virtual currency business activity.” Effective August 2020, Louisiana enacted the Virtual Currency Businesses Act. The implementing regulations were formally adopted in late 2022. In October 2023, California enacted the Digital Financial Assets Law, which requires registration for certain digital financial asset business activities. We will continue to monitor for developments in state-level legislation, guidance or regulations applicable to us.

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

Our bitcoin mining operations require a substantial amount of power and can only be successful, and ultimately profitable, if the costs we incur, including for electricity, are lower than the revenue we generate from our operations. As a result, any mine we establish can only be successful if we can obtain sufficient electrical power for that mine on a cost-effective basis, and our establishment of new mines requires us to find locations where that is the case. For instance, our plans and strategic initiatives for expansion are based, in part, on our understanding of current environmental and energy regulations, policies and initiatives enacted by federal and state regulators. If new regulations are imposed, or if existing regulations are modified, the assumptions we made underlying our plans and strategic initiatives may be inaccurate, and we may incur additional costs to adapt our planned business, if we are able to adapt at all, to such regulations.

In addition, there continues to be a lack of consistent climate legislation, which creates economic and regulatory uncertainty for our business because the bitcoin mining industry, with its high energy demand, may become a target for future environmental and energy regulation. New legislation and increased regulation regarding climate change could impose significant costs on us and our suppliers, including costs related to increased renewable energy requirements, capital equipment, environmental monitoring and reporting, and other costs to comply with such regulations. Further, any future climate change regulations could also negatively impact our ability to compete with companies situated in areas not subject to such limitations. For example, the recently passed legislation in the state of New York imposing a moratorium on certain bitcoin mining operations that run carbon-based power.

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

If we fail to qualify for certain state government tax incentives or to comply with local tax regulations, we may suffer financial losses.

We expect to negotiate for certain sale and use tax incentives from U.S. state governments in exchange for encouraging investment and employment. Our interpretations and conclusions regarding these potential tax incentives are not binding on any taxing authority. If our assumptions about, or interpretation or implementation of, tax and other laws are incorrect; if tax laws or regulations are substantially modified or rescinded; if the tax incentives from which we benefit in the jurisdictions in which we operate are substantially modified or rescinded; if we fail to meet the conditions of any of the tax incentives; or if we do not prevail in disputes with tax authorities, we could suffer material adverse tax and other financial consequences, including owing significant amounts of taxes and penalties that would increase our expenses, reduce our profitability and adversely affect our cash flows, results of operations and financial condition.

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

Specifically, the trading price of our common stock has already been correlated, and, in the future, as we continue to expand our bitcoin mining business, may be increasingly correlated, to the trading prices of bitcoin. The stocks of bitcoin mining companies have shown volatility relative to bitcoin. Bitcoin and other cryptocurrency market prices, which have historically been volatile and are impacted by a variety of factors (including those discussed herein), are determined primarily by using data from various exchanges, over-the-counter markets and derivative platforms. As noted elsewhere herein, while we had no direct exposure to FTX, the failure or insolvency of large exchanges like FTX may cause the price of bitcoin to fall and decrease confidence in the ecosystem, which could negatively impact our stock price. Furthermore, such prices may be subject to factors such as those that impact commodities, more so than business activities, which could be subjected to additional influence from fraudulent or illegitimate actors, real or perceived scarcity, and political, economic, regulatory or other conditions. Pricing may be the result of, and may continue to result in, speculation regarding future appreciation in the value of bitcoin, or our share price, inflating and making their market prices more. For example, the closing sales price of our common stock on September 30, 2023 was $3.81 and the closing price of bitcoin was $26,961 and, as of September 30, 2024, the closing sales price of our common stock was $9.34, and the closing price (per Coinbase) of bitcoin was $63,301.

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

We are authorized to issue 10,000,000 shares of blank-check preferred stock, with such rights, preferences and privileges as may be determined from time to time by our Board of Directors. Our Board of Directors is empowered, without stockholder approval, to issue preferred stock in one or more series, and to fix for any series the dividend rights, dissolution or liquidation preferences, redemption prices, conversion rights, voting rights and other rights, preferences and privileges for the preferred stock. For example, on August 30, 2024, we filed a certificate of designation (the “Certificate of Designation”) with the Nevada Secretary of State, effective as of the time of filing, designating the rights, preferences, privileges and restrictions of our Series X Preferred Stock, par value $0.001 per share (the “Series X Preferred Stock”), in connection with a vote to increase the number of shares of our common stock authorized for issuance from 300,000,000 shares to 600,000,000 shares (the “Authorized Share Increase”) at our special meeting of stockholders held on October 25, 2024. The Certificate of Designation provided that each share of Series X Preferred Stock would have 1,000 votes and vote together with the outstanding shares of our common stock and Series A Preferred Stock on the Authorized Share Increase. Each outstanding share of Series X Preferred Stock was redeemed automatically and effective immediately after we published the final results of the stockholder vote on the Authorized Share Increase.

Currently, 2,000,000 shares are designated as Series A Preferred Stock, of which 1,750,000 shares are outstanding. The holders of our Series A Preferred Stock are entitled to have the Company redeem each share of Series A Preferred Stock for three shares of our common stock only if a change of control event (as defined in the certificate of designation) occurs, and they are entitled to vote together with the holders of our common stock on all matters submitted to stockholders at a rate of forty-five (45) votes for each share of Series A Preferred Stock held.

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

We have raised capital to finance our strategic growth of our business through public offerings of our common stock, including through our current and former at-the-market offering programs, and we expect to need to raise additional capital through similar public offerings to finance the completion of our expansion initiatives and any expansion initiatives we may undertake in the future. Utilizing those sources may be more challenging in the current financial market conditions, in particular where trading volume is diminished. We may not be able to obtain additional debt or equity financing on favorable terms, if at all, which could impair our growth and adversely impact our existing operations. If we raise additional equity financing, our stockholders may experience significant dilution of their ownership interests, and the per share value of our common stock could decline. Furthermore, if we engage in debt financing, the holders of any debt we issue would likely have priority over the holders of shares of our common stock in terms of order of payment preference. We may be required to accept terms that restrict our ability to incur additional indebtedness or take other actions, including terms that require us to maintain specified liquidity or other ratios that could otherwise not be in the interests of our stockholders.

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

In April 2022, we entered into a Master Equipment Financing Agreement with Trinity Capital Inc., as the lender (the “Financing Agreement”). The Financing Agreement provided for up to $35,000 of borrowings to finance our acquisition of blockchain computing equipment. We received a loan of $20,000 at close, with the remaining $15,000 not requested for funding and cancelled. As of September 30, 2024, $5,171 in principal was outstanding and due to Trinity Capital Inc.

The borrowings under the Financing Agreement are collateralized by 3,336 S19j Pro miners, which are located at our College Park, GA and Norcross, GA sites. The value of the miners collateralizing the borrowings under the Financing Agreement may be negatively impacted by adverse events affecting the digital asset markets and/or volatility in the price of bitcoin. Should we fail to satisfy our obligations with respect to our indebtedness, and should Trinity Capital Inc. foreclose on the miners collateralizing our indebtedness, we could potentially lose up to 0.33 EH/s of computing power, or 1% of our current computing power. In addition, to the extent the value of the miners securing our borrowings under the Financing Agreement decreases and falls the below the aggregate amount of our obligations under the Financing Agreement, the lender thereunder would be our unsecured creditor in respect of the difference in the value of the collateral and our obligations.

In August 2024, we entered into a Master Loan Agreement (the “Master Loan”) with Coinbase Credit, Inc., as the lender (the “Lender”). The Master Loan provides for a line of credit under which the Lender may lend us digital assets or cash. We received $50,000 in financing under the Master Loan during the year ended September 30, 2024, and, as of September 30, 2024, $50,000 in principal was outstanding and due to the Lender. The borrowings under the Master Loan are collateralized by approximately $78,125 of bitcoin as of September 30, 2024.

Our indebtedness could:

•
increase our vulnerability to general adverse economic and industry conditions;
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
•
result in greater interest rate risk and volatility;
•
limit our ability to borrow additional funds; and
•
make it more difficult for us to satisfy our obligations with respect to our debt, including our obligation to repay our Financing Agreement under certain circumstances, or refinance our indebtedness on favorable terms or at all.

In addition, if the value of bitcoin declines precipitously, the value of our collateral under the Master Loan would also decline. In such case, we could be required to provide Coinbase with additional collateral in the form of bitcoin. If we are unable to do so, we could default under the Master Loan, which could have a material adverse effect on our operations, liquidity, financial condition, and results of operations.

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

Our management has identified material weaknesses in its internal control over financial reporting and may identify additional material weaknesses in the future. If we fail to remediate the material weaknesses or if we otherwise fail to establish and maintain effective control over financial reporting, our ability to accurately and timely report our financial results may be affected, and such failure may adversely affect investor confidence and business operations.

In the course of preparing our fiscal year 2024 financial statements, we and our independent registered public accounting firm have identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

To address our material weaknesses, we need to make changes to our program and controls as set forth in Part II, Item 9A “Controls and Procedures.” We will not be able to remediate these material weaknesses unless and until these steps have been completed and have been operating effectively for a sufficient period of time. We cannot assure you that the measures we plan to take will in fact be sufficient to remediate the control deficiencies that led to the material weaknesses in our internal control over financial reporting or that such measures will prevent or avoid potential future material weaknesses, and our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, additional weaknesses in our internal control over financial reporting may be discovered in the future.

If we are unable to remediate our material weaknesses and otherwise implement and maintain effective internal control over financial reporting, our ability to record, process and report financial information accurately, and to prepare financial statements and satisfy our public reporting obligations within required time periods, could be adversely affected. We could also be required to restate financial statements for prior periods. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an unqualified opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could be adversely affected and we could become subject to private litigation or to investigations or enforcement actions by the SEC or other regulatory authorities, all of which could require our expenditure of additional financial and management resources and could have a material adverse effect on our business, financial condition and results of operations. Those adverse consequences could be more severe if we are forced to effect any financial statement restatements.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity risk may adversely impact our business. The impact could include weakened financial condition, litigation risk, degrading mining operations, loss of competitiveness, fraud, extortion, harm to employees, violation of applicable privacy or other regulations that could result in regulatory action and fines.

We have developed and implemented a cybersecurity program to manage the confidentiality, integrity and availability of our data and information systems that support our business. The program is aligned with the National Institute of Standards and Technology Cybersecurity Framework 2.0 and is integrated into our overall risk management program. It is designed to develop appropriate strategies for preserving the confidentiality, integrity and availability of our data and information systems that can evolve with the changing cybersecurity threat landscape. We have implemented policies, procedures and technological tools to prevent, detect and mitigate cybersecurity risks posed by third parties.

We use third party providers to help us consistently monitor and evaluate our cybersecurity program and performance through actions that include hiring a contract Chief Information Security Officer (“CISO”) with decades of cybersecurity experience to help manage our program. We also use industry standard technology tools including vulnerability scans, penetration tests, firewalls, endpoint detection and threat intelligence. A written cybersecurity incident response plan that we tabletop yearly and cybersecurity insurance are also important pillars in our approach to managing the risk of a cyber event. Our incident response plan contains a materiality analysis framework based on Federal Information Processing Standards Publication 199. This materiality framework allows us to identify and classify cybersecurity events based on their impact to our data or information systems. This framework will assist us in expediting review of cyber events for materiality purposes that could require disclosure to the SEC.

We have implemented a third party risk management policy that categorizes the cybersecurity risk posed by third party vendors along with the type of cybersecurity controls we may require of those vendors. These may include employee training, cybersecurity tools like multi-factor authentication, and contractual requirements that vendors maintain appropriate technical, administrative and physical cybersecurity controls. This is in addition to the policies and practices we maintain to monitor access of our information systems and data using our internal staff and third party vendors. As part of communicating the importance of cybersecurity at an enterprise wide level, we require that all company employees participate in annual cybersecurity training.

Governance

Our IT Steering and Risk Committee (“ITSRC”) has been delegated the responsibility for managing cybersecurity risk for the company. This committee is chaired by our Chief Technology Officer and includes a diverse cross section of company stakeholders including the Senior IT Manager, General Counsel, VP of Organizational Development and a member of our Third Party Audit team. As of July 1, 2024, we added an outsourced virtual CISO who is a key advisor to the ITSRC, specifically for his decades of expertise in managing and maturing a cybersecurity program that includes mitigation, incident prevention, detection and remediation disciplines. The ITSRC meets at least semi-annually to assess our approach to evolving cybersecurity threats and its impact on our cybersecurity program. The ITSRC is also responsible for maintaining and monitoring legal and regulatory requirements and compliance as well as oversight of the adequacy of company cyber insurance. Our third party security vendors, in collaboration with our Senior IT Manager, keep the ITSRC apprised of efforts surrounding the prevention, detection, mitigation and remediation of any cyber threats or cybersecurity incidents.

The Board of Directors (the “Board”) is entrusted with the oversight of the management of cybersecurity risk and our cybersecurity program. The Board administers this oversight through its audit committee and the ITSRC. The ITSRC committee chair is responsible for reporting to the Board’s audit committee with respect to cybersecurity at least twice per calendar year. The audit committee, as necessary, reports any findings and recommendations to the Board. As cyber threats evolve and as our cybersecurity program matures, the Board will consider further developing specific cybersecurity oversight functions and protocols.

For more information on our cybersecurity related risks, see Part I, Item 1A. “Risk Factors” of this Annual Report on Form 10-K.

Item 2. Properties

Our corporate headquarters is located in Henderson, Nevada and is owned by us. In addition, we own and lease air-cooled bitcoin mining facilities in Georgia, Mississippi and Tennessee. We own a property in College Park, Georgia that mines bitcoin through immersion technology and we own two parcels of land in Cheyenne, Wyoming that are currently under construction to develop immersion, bitcoin mining facilities. The leases have expiration dates between July 2026 through June 2039.

We believe our existing facilities and equipment are in good operating condition and are suitable for the conduct of our business. Please refer to the discussions contained in our Item 1. – “Business” for additional information.

Item 3. Legal Proceedings

For a description of our material pending legal proceedings, refer to Note 18 - Commitments and Contingencies included in our Notes to Consolidated Financial Statements.

We are subject to other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. We routinely are subject to and resolve matters that do not individually or in the aggregate have a material impact on our financial condition or operating results. The outcome of litigation is inherently uncertain. If one or more legal matters were resolved against us in a reporting period for amounts above management’s expectations, our financial condition and operating results for that reporting period could be materially adversely affected.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock, par value $0.001 per share, and redeemable warrants exercisable for shares of our common stock are listed on The Nasdaq Capital Market under the ticker symbols “CLSK” and “CLSKW,” respectively.

Holders of Our Common Stock

As of December 3, 2024, we had 241 registered holders of record of our common stock, and 2 registered holder of record for our redeemable warrants.

The holders of our common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of our common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to our common stock.

Stock Performance Graph

This performance graph shall not be deemed "filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any filing of the Company under the Securities Act, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

The following graph shows a comparison over a five-year period from September 30, 2019 through September 30, 2024, of the cumulative total return on our common stock (CLSK), the NASDAQ Composite Index ("NASDAQ Composite”), RUSSELL 2000, the price of bitcoin, and to equally-weighted average return of our self-constructed Peer Group assuming an aggregate initial investment in each of $100 on September 30, 2019.

Our self-constructed Peer Group Index consists of the members of our peer group with available publicly traded market data as of, and subsequent to, September 30, 2019, and consists of: Marathon Digital Holdings, Inc. (MARA), Riot Platforms, Inc. (RIOT), HIVE Digital Technologies, Ltd. (HIVE), Bitfarms Ltd. (BITF), Terawulf Inc. (WULF), Cipher Mining Inc. (CIFR) , Iris Energy Limited (IREN) and Hut 8 Corp. (HUT), .

Such returns are based on closing stock price of each entity on September 30th or the last trading day prior to September 30th of each year. The results are not intended to suggest future performance. Historically, we have not declared or paid cash dividends on our common stock.

Comparison of Cumulative Total Return
CLSK
NASDAQ Composite
Russell 2000
Peer Group
BTC
$1,400
$1,200
$1,000
$800
$600
$400
$200
$-
9/30/2019
9/30/2020
9/30/2021
9/30/2022
9/29/2023
9/30/2024

Dividends

There are no restrictions in our articles of incorporation and bylaws or agreements to which we are currently party that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where after giving effect to the distribution of the dividend:

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

During the quarter ended September 30, 2024, there were no unregistered sales of our securities that were not reported in a Current Report on Form 8-K or our Quarterly Reports on Form 10-Q.

Repurchases

We have not made any repurchases of shares or other units of any class of our equity securities during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes to those statements that are included elsewhere in this Annual Report on Form 10-K. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as anticipate, estimate, plan, project, continuing, ongoing, expect, believe, intend, may, will, should, could, and similar expressions to identify forward-looking statements. See "Forward-Looking Statements."

Business Overview

We are a bitcoin mining company. We have no intention to mine, purchase or hold any other cryptocurrency at this time or in the foreseeable future, and we did not hold any other cryptocurrency as of September 30, 2024. We independently own and operate a large portfolio of data centers across the United States with locations in Georgia, Mississippi and Tennessee for a total developed power capacity of approximately 552 MW as of September 30, 2024. We are currently finalizing the developments of 75 MW in Wyoming and 16.5 MW in Mississippi. We have also had a hosting arrangement with GRIID Infrastructure, Inc. to host up to 54 MW of our bitcoin miners in Tennessee, which hosting arrangement terminated when we closed on our acquisition of GRIID Infrastructure, Inc. on October 30, 2024, and the 54 MW continued as our owned and operated facilities. We have an independent data center operation in Massena, NY that hosts 50 MW for us, which agreement will terminate on January 1, 2025.

We design our infrastructure to responsibly secure and support bitcoin, the world’s most recognized digital commodity. We cultivate trust and transparency among our employees, the communities we operate in and the people around the world who depend on bitcoin.

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

Factors such as access to computer processing capacity, interconnectivity, electricity cost, environmental factors (such as cooling capacity) and location play important roles in mining. As of September 30, 2024, our operating mining units were capable of producing over 27.6 EH/s of computing power. In bitcoin mining, “hashrate” is a measure of the computing and processing power and speed by which a computer processes transactions on the bitcoin network. We expect to continue increasing our computing power through the end of 2024 and beyond as we expand our infrastructure at our owned sites in Wyoming, Tennessee, and Mississippi, seek strategic acquisition targets, and through strategic co-location agreements. As of October 31, 2024, we are capable of producing 31.5 EH/s of computing power. A company’s computing power measured in hashrate is generally considered to be one of the most important metrics for evaluating bitcoin mining companies.

We owned approximately 235,000 miners as of September 30, 2024, of which approximately 189,000 were in service and the remainder mainly pertains to new machines ready to install in the expansion in Wyoming, Mississippi and Tennessee. These miners range in age from 1-45 months and have an average age of approximately 12 months. Effective, May 2024, we estimate the useful lives of our miners to be 3-years (see Note 2 - Summary of Significant Accounting Policies). We do not have scheduled downtime for our miners. We periodically perform unscheduled maintenance on our miners, but such downtime has not historically been significant. When performing unscheduled maintenance, we will typically replace the miner with a substitute miner to limit overall downtime. The miners owned as of September 30, 2024 have a range of energy efficiency (watts per terahash – “w/th”) of 15.0 to 34 w/th with an average energy efficiency of 21.9 w/th.

We obtain bitcoin as a result of our mining operations, and we sell bitcoin from time to time to support our operations and strategic growth. We also will utilize our bitcoin as collateral for lending arrangements. We do not currently plan to engage in regular trading of bitcoin (other than as necessary to convert our bitcoin into U.S. dollars) or to engage in hedging activities related to our holding of bitcoin; however, our decisions to hold or sell bitcoin at any given time may be impacted by the bitcoin market, which has been historically characterized by significant volatility. Currently, we do not use a formula or specific methodology to determine whether or when we will sell bitcoin that we hold, or the number of bitcoins we will sell. Rather, decisions to hold or sell bitcoins are currently determined by management by analyzing the need for working capital, forecasts and monitoring the market in real time.

The value of bitcoin has historically been subject to wide swings. The following table provides a range of intraday low and intraday high bitcoin prices between October 1, 2021 through September 30, 2024.

Range of intraday bitcoin prices
Quarterly Reporting Periods Ended	Minimum Price	Maximum Price
December 31, 2021	$42,333	$69,000
March 31, 2022	$32,933	$48,240
June 30, 2022	$17,567	$47,469
September 30, 2022	$18,153	$25,215
December 31, 2022	$15,460	$21,479
March 31, 2023	$16,490	$29,190
June 30, 2023	$24,750	$31,444
September 30, 2023	$24,900	$31,862
December 31, 2023	$26,521	$45,000
March 31, 2024	$38,501	$73,836
June 30, 2024	$56,500	$72,777
September 30, 2024	$49,050	$68,244

As of September 30, 2024, we held approximately 6,819 bitcoins and had a receivable for 1,229 bitcoin that was posted as collateral and recorded on our Consolidated Balance Sheets as “Receivable for bitcoin collateral”. The fair value of our bitcoin as of September 30, 2024 was $431,661 on our Consolidated Balance Sheets and the fair value of our Receivable for bitcoin collateral was $77,827. Effective October 1, 2023, we adopted Accounting Standards Codification (“ASC”) 350-60 - Accounting for and Disclosure of Crypto Assets, which requires bitcoin to be measured at fair value. See Note 2 - Summary of Significant Accounting Policies for more details on the impact of implementation to the consolidated financial statements. As a result, the carrying value of each bitcoin we held at October 1, 2023 and each subsequent reporting period reflects the price of one bitcoin quoted on the active exchange, Coinbase, at the end of the reporting period. Therefore, decreases in the market price of bitcoin could have a material impact on our earnings and on the carrying value of our bitcoin.

As of September 30, 2023, we held $0.05 in USD Coin (“USDC”), which is a digital currency that is fully backed by U.S. dollar assets, with the value of one USDC coin pegged 1:1 to the value of one U.S. dollar. As of September 30, 2024, we did not hold any other cryptocurrency of value other than bitcoin.

We maintain real property holdings through our wholly owned and consolidated subsidiaries.

Results of Operations

($ presented in 000’s, except for per share amounts, bitcoin price and information set forth under the heading “Bitcoin Mining Operations”)

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

There are a variety of factors that influence our ability to mine bitcoin profitability. Our ability to mine profitability is dependent on successfully navigating these fluctuating variables, which include bitcoin’s value in USD (the volatility of which is described above), mining difficulty, block rewards and halving, global hashrate, power prices, fleet energy efficiency, data center energy efficiency and other factors.

The energy efficiency of a mining fleet helps drive profitability, because the most significant direct expense for bitcoin mining is power. We measure efficiency by the watts of energy required to produce each terahash of processing power. We believe we operate a highly efficient fleet of miners.

The table below describes our fleet as of September 30, 2024, 2023 and 2022 and our miner efficiency and computing power as compared to the global computing power.

	As of September 30,
Combined facilities	2024	2023	2022
Global hashrate (in terms of EH/s) (1)	627.0	391.8	244.8
Miner efficiency (w/th) (2)	21.9	28.4	30.1
CleanSpark hashrate (in terms of EH/s)	27.6	9.6	4.2
CleanSpark percentage of total global hashrate	4.40%	2.45%	1.72%

(1) Total global hashrate obtained from mempool (https://mempool.space/graphs/mining/hashrate-difficulty ).
(2) Watts of energy required to produce each terahash of processing power. Based on miner fleet operating at period end.

As of September 30, 2024, our operating hashrate was approximately 4.40% of the total global hashrate, and we received approximately the same percentage of the global blockchain rewards, which as of that date equaled approximately 19-21 bitcoin per day, excluding the bitcoin earned from network transaction fees. Ultimately, in order to mine profitably, we work to ensure that these mining rewards cover our direct operating costs.

The table below describes the average cost of mining each bitcoin for the years ended September 30, 2024, 2023 and 2022 and the total energy usage and cost per each kilowatt hour ("KWH") utilized within our owned facilities.

	For the Year Ended
Cost of Revenues - Analysis of costs to mine one bitcoin (per bitcoin amounts are actual)	September 30, 2024	September 30, 2023	September 30, 2022
Cost of mining - Owned facilities
Cost of energy per bitcoin mined	$21,308	$12,668	$6,818
Other direct costs of mining - non energy utilities per bitcoin mined	93	75	277
Cost to mine one bitcoin - Direct energy cost - Owned facilities	$21,401	$12,743	$7,095

Miner depreciation per bitcoin mined (excluding accelerated depreciation and impairment)	17,156	8,208	11,630
Financing costs per bitcoin mined	209	411	508
Direct cost to mine including direct energy costs, non-cash depreciation and financing costs - Owned facilities	$38,766	$21,362	$19,233

Accelerated depreciation per bitcoin mined	1,170	4,764	-
Direct cost to mine including direct energy costs, non-cash depreciation, financing costs and accelerated depreciation - Owned facilities	$39,936	$26,126	$19,233

Average revenue of each bitcoin mined (1)	$53,708	$24,601	$34,764
Direct cost to mine one bitcoin as % of average bitcoin mining revenue - Including direct energy cost only	39.8%	51.8%	20.4%
Direct cost to mine one bitcoin as % of average bitcoin mining revenue - Including direct energy costs, miner depreciation expense and financing costs	72.2%	86.8%	55.3%
Direct cost to mine one bitcoin as % of average bitcoin mining revenue - Including direct energy costs, miner depreciation expense, financing costs and accelerated depreciation expense	74.4%	106.2%	55.3%

Statistics
Owned Facilities
Total bitcoin mined at owned facilities	6,204	5,196	1,956
Bitcoin mining revenue - Owned facilities - ($ in thousands)	$333,187	$127,827	$67,999
Total miners in service in owned facilities - as of the period ended	160,200	71,620	30,506
Total KWHs utilized	2,871,574,570	1,360,287,814	321,919,602
Total energy expense - ($ in thousands)	$132,192	$65,824	$13,334
Cost per KWH	$0.046	$0.048	$0.041
Energy expense as percentage of bitcoin mining revenue, net	39.7%	51.5%	19.6%
Other direct costs of mining - non energy utilities - ($ in thousands)	$579	$391	$542
Depreciation Expense - Miners Only - ($ in thousands)	$106,434	$42,651	$22,749
Accelerated Depreciation Expense - Miners Only - ($ in thousands)	$7,261	$24,754	$—
Direct miner financing costs - ($ in thousands)	$1,295	$2,138	$995

(1) Average revenue of each bitcoin mined is calculated by dividing the sum of bitcoin mining revenue for our owned facilities by the total number of bitcoin mined by our owned facilities during the respective periods. We have determined that Coinbase is the principal market for valuing bitcoin transactions and use the closing price of bitcoin at 23:59:59 UTC as the source of recording revenue. See the table "Range of intraday bitcoin prices" for information on the range of intraday bitcoin prices for quarterly periods between October 1, 2022 and September 30, 2024.

Power prices are the most significant cost driver for our wholly owned locations, and energy costs represented 39.7%, 51.5% and 19.6% as expressed as a percentage of bitcoin mining revenues for the years ended September 30, 2024, 2023 and 2022, respectively.

Energy prices can be highly volatile and global events (including the war in Ukraine and the resulting natural gas shortage) caused power prices to increase nationwide in 2022. All of our wholly owned and operated sites in Georgia and Mississippi and our hosted miners in New York State are currently subject to variable prices and market rate fluctuations with respect to wholesale power costs. Such prices are governed by power purchase agreements which vary by location, and said prices can change hour to hour. While this renders energy prices less predictable, it also gives us greater ability and flexibility to actively manage the energy we consume with a goal of increasing profitability and energy efficiency. Energy prices are also highly sensitive to weather events, such as winter storms, polar vortices and hurricanes, which increase the demand for power regionally. When such events occur, we may curtail our operations to avoid using power at increased rates. The average power prices we paid in our owned facilities for the years ended September 30, 2024, 2023 and 2022 were $0.046, $0.048 and $0.041 per KWH, respectively.

The management team makes real-time determinations on the need and timing during which we should curtail our operations. We curtail when power prices exceed the value we would receive for the corresponding fixed bitcoin reward. This means if bitcoin’s value decreases or energy prices increase, our curtailment will increase; likewise, when bitcoin’s value increases and energy prices decrease, our curtailment will decrease. The management team manages this decision on an hour-by-hour basis across all our sites, both wholly owned and hosted. The Company did not have significant curtailment greater than 20% during the years ended September 30, 2024, 2023 and 2022.

The Company records depreciation expense (a non-cash expense) on its miners on a straight-line basis over the miners' expected useful life. Such non-cash depreciation amounts are recorded within the Consolidated Statements of Operations and Comprehensive Loss as "Depreciation and Amortization". Although the Company recognizes depreciation with respect to its mining assets, it does not consider depreciation in determining whether it is economical to operate its mining equipment since depreciation expense is not an avoidable operating cost, such as energy costs. The table above presents the non-cash miner depreciation expense on a "per bitcoin" basis, calculated by dividing miner depreciation expense in our owned facilities by the number of bitcoin mined in the owned facilities. On a "cost per bitcoin" ratio, miner depreciation expense was $17,156, $8,208 and $11,630 for the years ended September 30, 2024, 2023 and 2022, respectively. The Company recorded accelerated depreciation on certain of its miners based on the reduction of the estimated useful life from 5 years to 3 years, which equaled $1,170 on a cost per bitcoin ratio for the year ended September 30, 2024. In fiscal 2023, the accelerated depreciation was applicable to certain miners removed from service prior to the conclusion of their originally estimated useful life. The number of bitcoin received by the Company was reduced by approximately 50% effective April 19, 2024 when the bitcoin algorithm halved the rewards from 6.25 per block to 3.125 per block.

We have financing costs for a limited number of miners in our miner fleet and such costs are recorded within Interest Expense in our Consolidated Statements of Operations and Comprehensive Loss. The table above presents financing costs per bitcoin calculated by dividing direct interest expense on our miner financing agreement by the number of bitcoin mined in our owned facilities. On a cost per bitcoin ratio, financing costs were $209, $411 and $508 for the years ended September 30, 2024, 2023 and 2022, respectively.

The table below describes the average cost of mining each bitcoin for the years ended September 30, 2024, 2023 and 2022 and the total energy usage and cost per each KWH utilized within our hosted facilities.

	For the Year Ended
Cost of revenues - Analysis of costs to mine one bitcoin (per bitcoin amounts are actual)	September 30, 2024	September 30, 2023	September 30, 2022
Cost of mining - Hosted facilities
Direct hosting fees expense per one bitcoin	$36,564	$15,797	$14,885
Miner depreciation per one bitcoin	22,374	14,872	8,958
Direct cost to mine including non-cash depreciation expense - Hosted facilities	$58,938	$30,669	$23,843

Accelerated depreciation per one bitcoin	-	4,668	-
Direct cost to mine including non-cash depreciation and accelerated depreciation expense- Hosted facilities	$58,938	$35,337	$23,843

Average revenue of each bitcoin mined (1)	$51,120	$23,611	$35,079
Direct cost to mine one bitcoin as % of average bitcoin mining revenue - Direct Hosting fees only	71.5%	66.9%	42.4%
Direct cost to mine one bitcoin as % of average bitcoin mining revenue - including miner depreciation expense / excluding accelerated depreciation	115.3%	129.9%	68.0%
Direct cost to mine one bitcoin as % of average bitcoin mining revenue - including depreciation expense / including accelerated depreciation	115.3%	149.7%	68.0%

Statistics
Hosted Facilities
Total bitcoin mined at Hosted facilities	896	1,707	1,796
Bitcoin mining revenue - Hosted facilities - ($ in thousands)	$45,781	$40,294	$63,001
Total miners in service in Hosted facilities - as of the period ended	28,320	16,325	16,439
Total KWHs utilized	488,173,523	420,585,554	273,560,450
Total Hosting fee expense - ($ in thousands)	$32,745	$26,965	$26,736
Hosting fee per KWH	$0.067	$0.064	$0.098
Hosting fee expense as percentage of bitcoin mining revenue, net	71.5%	66.9%	42.4%
Depreciation expense - miners only - ($ in thousands)	$20,038	$25,382	$16,089
Accelerated depreciation expense - miners only - ($ in thousands)	$—	$7,967	$—

(1) Average revenue of each bitcoin mined is calculated by dividing the sum of bitcoin mining revenue for hosted facilities by the total number of bitcoin mined within the hosted facilities during the respective periods. We have determined that Coinbase is the principal market for valuing bitcoin transactions and use the closing prices as of 23:59:59 UTC as the source of recording revenue. See the table “Range of intraday bitcoin prices” for information on the range of intraday bitcoin prices for quarterly periods between October 1, 2022 and September 30, 2024.

For our hosted facilities, hosting fees (which comprise direct operating costs of the third-party operator with energy as the largest cost) and profit sharing were a combined 71.5%, 66.9% and 42.4% as a percentage of bitcoin mining revenues for the years ended September 30, 2024, 2023 and 2022, respectively.

At our hosted facilities, the hosting fee as compared to KWHs utilized in the hosted facilities was $0.067, $0.064 and $0.098 per KWH for the years ended September 30, 2024, 2023 and 2022, respectively. We did not have significant curtailment greater than 20% during the years ended September 30, 2024, 2023 and 2022.

On a "cost per bitcoin" ratio, miner depreciation expense was $22,374, $14,872 and $8,958 for the years ended September 30, 2024, 2023 and 2022, respectively. The increase for the fiscal year 2024 period was mainly due to the decrease of bitcoin production as a result of the bitcoin halving on April 19, 2024 when the bitcoin algorithm halved rewards from 6.25 per block to 3.125 per block. The Company did not have any S19 XP or S21 miners at the hosted facilities during the periods presented and accordingly, there was no accelerated depreciation in the hosted facilities in fiscal 2024 following the reduction in the estimated useful life of our miners from 5 years to 3 years. In fiscal 2023, the accelerated depreciation was applicable to certain miners removed from service prior to the conclusion of their originally estimated useful life.

Results of Operations for the Fiscal Years Ended September 30, 2024 and 2023

Bitcoin mining revenue

We earned $378,968 in revenues during the year ended September 30, 2024, which was an increase of $210,847, or 125%, as compared with $168,121 in revenues for the year ended September 30, 2023. Bitcoin mining revenues are recorded net of bitcoin mining fees charged by our sole mining pool operator that equaled approximately 0.16% and 0.09% of gross bitcoin mining revenues for the year ended September 30, 2024 and 2023, respectively, and are determined by two main drivers: quantity of bitcoin mined and the price of bitcoin on the date the bitcoin is mined.

During the fiscal year ended September 30, 2024, we mined 7,092 bitcoins, net of mining pool fees, with an average bitcoin price of $53,435 as compared to 6,903 bitcoins with an average bitcoin price of $24,355 during the year ended September 30, 2023. The increase in bitcoin mining revenue was primarily due to increase in the average bitcoin price and the increase in bitcoin mined year over year. The increase in the quantity of bitcoin mined was primarily driven by the increased number of miners in operation which more than doubled to approximately 188,500 as of September 30, 2024 from 88,000 as of September 30, 2023. This increase in miners in operation increased our hashrate, which is our total computational power, and which when understood in the context of global hashrate, determines how much bitcoin we are able to mine.

Other services revenues

Other services revenues pertain to our data center operations which ceased operations as of September 30, 2023 due to management's decision to divert all capacity within its operations to bitcoin mining. The Company earned $287 from its data center operations during the year ended September 30, 2023.

Cost of revenues (exclusive of depreciation and amortization expense)

Our cost of revenues were $165,516 for the year ended September 30, 2024, an increase of $71,936, or 77%, as compared with cost of revenues of $93,580 for the year ended September 30, 2023. These costs were primarily related to energy costs to operate miners within our owned facilities, which was $132,192 for the year ended September 30, 2024, an increase of $69,763 as compared to $65,824 for the year ended September 30, 2023. The increases in energy costs was primarily due to the increase in the volume of miners operating in our owned locations partially offset by the reduction in the average cost per KWHs, which approximated $0.046/KWH for the year ended September 30, 2024 as compared to an average cost of $0.048/KWH for the year ended September 30, 2023. We continually evaluate energy and bitcoin prices and periodically will curtail our mining operations when it is advantageous to do so.

We also incurred hosting fees of $27,961 and profit sharing fees of $4,784 for the year ended September 30, 2024, an increase of $4,987 and $793, respectively, as compared to $22,974 and $3,991, respectively for the year ended September 30, 2023. The hosting fees and profit-sharing fees were primarily the result of our co-location agreements with Coinmint and GRIID. The hosting fees increased primarily due to increases in utility rates partially offset by a slight reduction in KWHs utilized.

Professional fees

Professional fees, which consists primarily of legal, accounting and consulting fees, were $13,806 for the year ended September 30, 2024, an increase of $2,937, or 27%, from $10,869 for the year ended September 30, 2023. Legal expenses were $5,707 for the year ended September 30, 2024, as compared to $7,676 in the prior year. This decrease was primarily attributable to no legal settlements during the year ended September 30, 2024, as compared to $3,800 of legal settlements in the prior year. Other professional fees, namely accounting, audit and consulting, were $8,099 for the year ended September 30, 2024 as compared to $3,193 for the year ended September 30, 2023, representing an increase of $4,906.

Payroll expenses

Payroll expenses increased to $74,095 for the year ended September 30, 2024 from $45,714 for the same period ended September 30, 2023. Our payroll expenses include all compensation related expenses for our employees, primarily consisting of salaries, wages, payroll-related taxes and benefits and non-cash stock-based compensation. Payroll expenses, excluding non-cash stock-based compensation, were $44,540 the year ended September 30, 2024, representing an increase of 106% from $21,572 in the prior year ended September 30, 2023. This increase was primarily due to the significant growth in locations, increase in employee headcount along with employee bonuses during the year.

We grant stock-based awards to certain employees as a significant portion of our payroll-related costs. Stock-based compensation, which is a non-cash expense, was $29,555 for the year ended September 30, 2024, an increase of $5,413, or 22%, from $24,142 the prior year ended September 30, 2023. Such increase was primarily due to the vesting of market-based restricted stock awards in March due to achieving the market-based targets.

General and administrative expenses

General and administrative fees increased to $30,185 for the year ended September 30, 2024 from $20,823 for the same period ended September 30, 2023, representing an increase of $9,362. This increase was primarily attributable to increases in corporate overhead, including, but not limited to, taxes and licenses, insurance premiums, travel expenses and rent expenses.

Gain (loss) on fair value of bitcoin, net

Gain on fair value of bitcoin, net for the year ended September 30, 2024 was $113,423. As discussed in Note 2 - Summary of Significant Accounting Policies and Note 6 - Bitcoin, the Company adopted the amendments per ASC 350-60 in the current period; accordingly, we measured crypto assets within the scope of ASC Topic 350-60 - Intangibles - Goodwill and Other - Crypto Assets at fair value in accordance with ASC Topic 820 - Fair Value Measurement and included the gains and losses from remeasurement in net income (loss). The gain pertains to the change in bitcoin’s fair value from $26,961 per bitcoin on October 1, 2023 to $63,301 per bitcoin on September 30, 2024.

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

Other impairment expense (related to bitcoin)

Impairment expense in the amount of $7,163 was recognized for the year ended September 30, 2023. There was no impairment expense related to bitcoin for the year ended September 30, 2024 due to the adoption of ASC 350-60 (as described in Note 2 - Summary of Significant Accounting Policies and Note 6 - Bitcoin) which resulted in measuring bitcoin at fair value and recognizing gains or losses from remeasurement of the assets rather than at cost less impairment. The prior year impairment expense consisted of bitcoin impairments due to the general decrease in bitcoin prices during the year. Decreases in bitcoin prices for periods subsequent to the mining date were recorded as impairment expense. Under ASC Topic 350 - Goodwill and Other (prior guidance), subsequent increases in bitcoin prices are not allowed to be recorded (unrealized gains) unless the bitcoin is sold, at which point the gain is recognized.

Realized gain on sale of bitcoin

Realized gain on sale of bitcoin was $1,357 for the year ended September 30, 2023. As described under the heading “Gain (loss) on fair value of bitcoin, net” above, gains (losses) recognized on bitcoin transactions in fiscal year 2024 are not comparable to fiscal year 2023.

Impairment Expense - Fixed Assets

Effective April 30, 2024, we concluded that various miner models (S19J, S19 J Pro and S19 J Pro+) would begin to be phased out and removed from service and replaced with newer, more efficient miner models. We began removing these miners in the periods subsequent to April 30,2024 and expect to have these miners removed from service by December 2024. Based on this operational change we recorded an impairment charge of $189,235 in the quarter ended June 30, 2024. The impairment charge was calculated by comparing the carrying amount as of April 30, 2024 to the fair value, which included the residual value of the miners. Due to subsequent reductions in salvage value between June 30, 2024 and September 30, 2024, we further reduced the estimated salvage value of these miners removed from service and recorded an additional impairment charge of approximately $7,806.

Depreciation and amortization

Depreciation and amortization expense increased to $154,609 for the year ended September 30, 2024 from $120,728 for the same period ended September 30, 2023, an increase of $33,881.

Depreciation expense increased by $33,854, or 29%, during the year ended September 30, 2024, to $152,469 from $118,615 for the year ended September 30, 2023, due to an increase in miners and mining-related equipment being placed in service during the comparative period and due to accelerated depreciation expense on miners beginning in the second half of fiscal year 2024. Additionally, the Company reduced the expected useful life for miners from 5 years for new miners to 3 years, effective May 1, 2024.

Amortization expense for the year ended September 30, 2024 was $2,140, an increase of $27, or 1%, from $2,113 for the prior year ended September 30, 2023.

Other Income (Expenses)

Other Income was $6,610 for the year ended September 30, 2024, compared with other expenses of $260 for the year ended September 30, 2023, which is a change of $6,870. The fluctuation was primarily related to the interest income earned in the year ended September 30, 2024 of $8,555 as compared to $481 in the prior year ended September 30, 2023 due to a higher balance of cash retained in short term interest bearing accounts and the interest earned on the note receivable from GRIID (See Note 7 - Note Receivable from GRIID).

Interest expense in the year ended September 30, 2024 was $2,455 a decrease of $523 from $2,977 in the prior year comparable period. This decrease was primarily related to overall reduction in loan balances. Additionally, we recognized a gain on the change in fair value of contingent consideration of $2,484 for the year ended September 30, 2023 relating to the Mawson acquisition. Unrealized loss on derivative security of $965 was recorded for the year ended September 30, 2024 as compared to loss for the same prior year period of $259, this change between the periods was the result of a change in fair value of the underlying instrument.

Net Loss from Continuing Operations

Net loss from continuing operations for the year ended September 30, 2024 was $145,777 as compared to net loss of $133,719 for the year ended September 30, 2023 for the reasons discussed above.

Net Loss

Net loss for the year ended September 30, 2024 was $145,777, an increase of $7,628 compared to a net loss of $138,148 for the year ended September 30, 2023.

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

Other services revenues

Other services revenues pertain to our data center operations for which we earned $287 in revenue from our data center operation for the year ended September 30, 2023, which is a decrease of $238, or 45%, as compared to $525 for the year ended September 30, 2022. This decrease was due to management's decision to divert all capacity within its operations to bitcoin mining. As of September 30, 2023, we no longer recognize revenues from data center operations.

Cost of revenues (exclusive of depreciation and amortization expense)

Our cost of revenues were $93,580 for the year ended September 30, 2023, an increase of $52,346, or 127%, as compared with cost of revenues of $41,234 for the year ended September 30, 2022. These costs were primarily related to energy costs to operate the mining equipment within our owned facilities, which was $65,824 for the year ended September 30, 2023, an increase of $52,490 as compared to $13,334 for the year ended September 30, 2022. The increase in energy costs within our owned facilities relates to the full-year or approximate full-year, as applicable, of mining operations in fiscal year 2023 in our Washington and Sandersville locations which were acquired in August 2022 and October 2022, respectively.

We also incurred hosting fees of $22,974 and profit-sharing fees of $3,991 for the year ended September 30, 2023, an increase of $266 and a decrease of $37, respectively, as compared to $22,708 and $4,028, respectively, for the year ended September 30, 2022. The hosting fees and profit-sharing fees were primarily the result of our co-location agreement with Coinmint. The hosting fees remained consistent for both fiscal years since the increase in KWHs utilized was offset by the decrease in the rate charged per KWH.

Professional fees

Professional fees, which consists primarily of legal, accounting and consulting fees, were $10,869 for the year ended September 30, 2023, an increase of $4,400, or 68%, from $6,469 for the year ended September 30, 2022. Legal expenses were $7,676 for the year ended September 30, 2023, as compared to $2,714 in the prior year. This increase was primarily attributable to $3,800 in litigation settlement with Darfon America Corp. and additional activity in litigation and transactional costs. Other professional fees, namely accounting, audit and consulting, were $3,193 for the year ended September 30, 2023 as compared to $3,755 for the year ended September 30, 2022, a decrease of $562.

Payroll expenses

Payroll expenses increased to $45,714 for the year ended September 30, 2023 from $40,920 for the same period ended September 30, 2022. Our payroll expenses include all compensation related expenses for our employees, consisting primarily of salaries, wages, payroll-related taxes and benefits and non-cash stock-based compensation. Payroll expenses, excluding non-cash stock-based compensation, were $21,572 the year ended September 30, 2023, representing an increase of 127% from $9,493 in the prior year ended September 30, 2022. This increase was primarily due to the Company’s acquisition of both WAHA and Mawson in August 2022 and October 2022, respectively.

We grant stock-based awards to certain employees as a significant portion of our payroll-related costs. Stock-based compensation, which is a non-cash expense, was $24,142 for the year ended September 30, 2023, a decrease of $7,324, or 23%, from $31,466 the prior year ended September 30, 2022.

General and administrative expenses

General and administrative fees increased to $20,823 for the year ended September 30, 2023 from $10,423 for the same period ended September 30, 2022, representing an increase of $10,400. This increase was primarily attributable to increases in corporate overhead, including, but not limited to, taxes and licenses, insurance premiums, travel expenses and rent expenses.

Other impairment expense (related to bitcoin)

Impairment expense in the amount of $7,163 was recognized for the year ended September 30, 2023, a decrease of $5,047 as compared to $12,210 for the year ended September 30, 2022. The impairment expense consists of bitcoin impairments due to the general decrease in bitcoin prices during the year, for which there was a larger general decrease in bitcoin prices during fiscal year ended September 30, 2022 as compared to fiscal year ended September 30, 2023. Decreases in bitcoin prices for periods subsequent to the mining date are recorded as impairment expense. Impairment expense was measured utilizing the intraday low bitcoin price during the holding period of bitcoin. ASC Topic 350 -Goodwill and Other that requires subsequent increases in bitcoin prices are not allowed to be recorded (unrealized gains) unless the bitcoin is sold, at which point the gain is recognized. As described above, the Company adopted ASC 350-60 - Crypto Assets on October 1, 2023.

Realized gain on sale of bitcoin

Realized gain on sale of bitcoin decreased to $1,357 for the year ended September 30, 2023 from a realized gain of $2,567 for the year ended September 30, 2022. Realized gain on sale of bitcoin is the difference between the sales proceeds of bitcoin and the carrying amount. Typically, gains are higher when bitcoin prices are increasing over a holding period.

Depreciation and amortization

Depreciation and amortization expense increased to $120,728 for the year ended September 30, 2023 from $49,045 for the same period ended September 30, 2022, an increase of $71,683.

Depreciation expense increased by $71,533, or 152%, during the year ended September 30, 2023, to $118,615 from $47,082, due to an increase in miners and mining-related equipment being placed in service during the comparative period. Additionally, in the fourth quarter of fiscal year 2023, the Company purchased Antminer XPs (140 th/s with 21.5 J/TH), and replaced certain less efficient miners with these newly acquired miners. As a result, the Company recognized an additional $32,721 in accelerated depreciation expense on the replaced miners.

Amortization expense for the year ended September 30, 2023 was $2,113, an increase of $150, or 8%, from $1,963 for the prior year ended September 30, 2022.

Other Income (Expenses)

Other expense was $260 for the year ended September 30, 2023, compared with other expense of $2,225 for the year ended September 30, 2022, which is a variance of $1,965. We recognized a gain on the change in fair value of contingent consideration of $2,484 for the year ended September 30, 2023 relating to the Mawson acquisition. Unrealized loss on derivative security of $259 was recorded for the year ended September 30, 2023 as compared to loss for the same prior year period of $1,950.

Interest expense in the fiscal year ended September 30, 2023 increased by $1,899 to $2,977 from $1,078 in the prior year comparable period. This increase was primarily related to the Financing Agreement, which was entered into in April 2022 and was outstanding for approximately five months in the fiscal year ended September 30, 2022 as compared to being outstanding during the entire fiscal year ended September 30, 2023.

Net Loss from Continuing Operations

Net loss from continuing operations for the year ended September 30, 2023 was $133,719 as compared to net loss of $40,089 for the year ended September 30, 2022 for the reasons discussed above.

Results of Discontinued Operations

Revenues from our former energy segment decreased year over year as expected to $158 for the year ended September 30, 2023 from $9,667 for the year ended September 30, 2022. The total costs and expenses for the year ended September 30, 2023 decreased to $6,071 from $26,901 for the year ended September 30, 2022 primarily due to impairment expenses related to the energy business and severance-related payroll expenses recognized in the prior year. As a result, the net loss from discontinued operations for the year ended September 30, 2023 decreased to $4,429 from $17,237 in the prior year ended September 30, 2022. The Company does not expect any substantial activity to be recorded to discontinued operations in subsequent periods.

Net Loss

Net loss for the year ended September 30, 2023 was $138,148, an increase of $80,822 compared to a net loss of $57,326 for the year ended September 30, 2022.

Non-GAAP Measure

We present adjusted EBITDA, which is not a measurement of financial performance under generally accepted accounting principles in the United States ("GAAP"). Our non-GAAP "Adjusted EBITDA" excludes (i) impacts of interest, taxes, and depreciation; (ii) our share-based compensation expense, unrealized gains/losses on securities, and changes in the fair value of contingent consideration with respect to previously completed acquisitions, all of which are non-cash items that we believe are not reflective of our general business performance, and for which the accounting requires management judgment, and the resulting expenses could vary significantly in comparison to other companies; (iii) non-cash impairment losses related to long-lived assets; (iv) realized gains and losses on sales of equity securities, the amounts of which are directly related to the unrealized gains and losses that are also excluded; (v) legal fees related to litigation and various transactions, which fees management does not believe are reflective of our ongoing operating activities; (vi) gains and losses on disposal of assets, the majority of which are related to obsolete or unrepairable machines that are no longer deployed; (vii) gains and losses related to discontinued operations that would not be applicable to our future business activities; and (viii) severance expenses.

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

The following is a reconciliation of our non-GAAP adjusted EBITDA to its most directly comparable GAAP measure (i.e., net (loss) income) for the periods indicated:

	For the Year Ended September 30,
($ in thousands)	2024	2023	2022
Reconciliation of non-GAAP adjusted EBITDA
Net income (loss)	$(145,777)	$(138,148)	$(57,326)
Loss (income) on discontinued operations	—	4,429	17,237
Impairment expense - fixed assets	197,041	—	—
Impairment expense - other	716	—	250
Impairment expense - goodwill	—	—	12,048
Depreciation and amortization	154,609	120,728	49,045
Share-based compensation expense	29,555	24,142	31,466
Other income	—	(11)	(308)
Change in fair value of contingent consideration	—	(2,484)	(306)
Realized gain on sale of equity security	—	—	(1)
Unrealized loss on equity security	—	—	2
Unrealized loss (gain) of derivative security	965	259	1,950
Interest income	(8,555)	(481)	(190)
Interest expense	2,455	2,977	1,078
Loss (gain) on disposal of assets	5,466	1,931	(643)
Income tax expense	3,344	2,416	—
Fees related to financing & business development transactions	4,059	697	827
Litigation & settlement related expenses	1,970	7,872	522
Severance and other expenses	—	701	405
Non-GAAP adjusted EBITDA	$245,848	$25,028	$56,056

Liquidity and Capital Resources

Our primary requirements for liquidity and capital are working capital, capital expenditures, loan payments, public company costs and general corporate needs. We expect these needs to continue as we further develop and grow our business. For the year ended September 30, 2024, our primary sources of liquidity came from existing cash and cash equivalents, bitcoin and proceeds from our at-the-market ("ATM") equity offering program.

Based on our current plans and business conditions, we believe that existing cash and cash equivalents and bitcoin, together with cash generated from operations, will be sufficient to satisfy our anticipated cash requirements for the next 12 months and for the reasonably foreseeable future until we reach profitability, and we are not aware of any trends or demands, commitments, events or uncertainties that are reasonably likely to result in a decrease in the liquidity of our assets. We may continue utilizing the ATM program to strategically issue shares of common stock to support our liquidity needs, and we may amend or replace the program as necessary to maintain this funding flexibility. We are likely to require additional capital to respond to technological advancements, competitive dynamics or technologies, business opportunities, challenges, acquisitions or unforeseen circumstances and in either the short-term or long-term may determine to engage in equity or debt financings or enter into credit facilities for other reasons. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited. In particular, rising inflation and changes in interest rates, and the conflict between Russia and Ukraine, have resulted in, and may continue to result in, significant disruption and volatility in the global financial markets, reducing our ability to access capital. If we are unable to raise additional funds when or on the terms desired, our business, financial condition and results of operations could be adversely affected.

As of September 30, 2024, we had total current assets of $705,430, primarily consisting of cash and cash equivalents, bitcoin, receivable from bitcoin collateral, the note receivable from GRIID, and prepaid expenses and other current assets, and total assets in the amount of $1,962,662. Our total current liabilities and total liabilities as of September 30, 2024 were $187,887 and $201,821, respectively. We had a working capital of $517,543 as of September 30, 2024. The Company had issued all of the ATM’s remaining capacity through the date of these consolidated financial statements. Consistent with past activity, management maintains various sources of funding available for the Company’s future needs.

Material Cash Requirements

We are a party to many contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the consolidated balance sheet as of September 30, 2024, while others are considered future commitments. Our contractual obligations primarily consist of cancelable purchase commitments with various parties to purchase goods or services, primarily miners and equipment, entered into in the normal course of business, loans and both finance and operating leases.

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

For information regarding our contractual obligations, refer to Note 18 - Commitments and Contingencies included elsewhere in our Notes to Consolidated Financial Statements.

Operating Activities from Continuing Operations

The Company generates non-cash revenue through mining Bitcoin, which it retains based on its long-term value strategy, while funding all operating expenses with cash. As a result, net cash used in operating activities was $233,154 for the year ended September 30, 2024 primarily due to net loss of $145,777, adjusted by adding non-cash adjustment to reconcile net loss to net cash of impairment of goodwill, fixed assets and other of $197,757, depreciation and amortization of $154,609, stock based compensation of $29,555 and loss on disposal of assets of $5,466 and subtracting non-cash bitcoin mining revenues of $378,968, gain on fair value of bitcoin, net of $113,423 and gain on fair value of receivable for bitcoin collateral of $1,384. Changes in operating assets and liabilities generated a net total of $16,529 of cash.

Net cash used in operating activities was $18,573 for the year ended September 30, 2023 primarily due to net loss of $138,148, adjusted by adding non-cash adjustment to reconcile net loss to net cash of depreciation and amortization of $120,728, stock based compensation of $24,142, impairment of bitcoin of $7,163 and loss on disposal of assets of $1,931 and subtracting non-cash bitcoin mining revenues of $168,121. We also generated cash proceeds from selling bitcoin of $116,271. Changes in operating assets and liabilities generated a net total of $15,232 of cash.

Investing Activities from Continuing Operations

Cash flows used by investing activities during the year ended September 30, 2024 was $920,398 as compared with $334,179 for the year ended September 30, 2023. Our payments on miner equipment purchase and deposits of $740,296, purchase of fixed assets of $66,100, the combined asset purchases of land and locations of $97,647, and the note receivable from GRIID in the amount of $60,919 were the main cash outflows. The Company generated $43,126 of cash flows from the sales of bitcoin during the year ended September 30, 2024.

Our purchase of fixed assets of $61,460, payments on mining equipment (including deposits) of $239,416 and purchase of Mawson for $22,518, and the acquisition of Coinmaker LLC for $9,389 were the main components of our negative investing cash flow for the year ended September 30, 2023.

Financing Activities from Continuing Operations

Cash flows generated by financing activities during the year ended September 30, 2024 amounted to $1,249,123, as compared with $357,928 for the year ended September 30, 2023. Our cash flows from financing activities for the year ended September 30, 2024 consisted primarily of proceeds from our at-the-market offering facility of $1,231,834 (106,969,819 shares at a weighted average price of $11.43 per share and $9,590 collections from receivable from equity offerings) and borrowings under our credit facility with Coinbase of $50,000. Our cash flows from financing activities for the year ended September 30, 2023 consisted of $376,200 in proceeds from offerings (98,829,525 shares at a weighted average price of $3.88 per share less 7,576 net collections on receivable for equity offerings) partially offset by payments on loans of $14,466.

Cash Flows from Discontinued Operations

Cash used in discontinued operations of $508 for the year ended September 30, 2024 was primarily based on the winding down of operations, which includes payments on warranty service. In the year ended September 30, 2023, operating cash flows generated was $1,326 mainly due to payments received from accounts receivable, payments made on accounts payable and cash generated from the sale of assets during the fiscal year.

Compensation Recovery Analysis

As a result of our correction of errors in the prior year financial statements, the Compensation Committee of our Board of Directors, consisting entirely of independent directors, conducted a recovery analysis of incentive-based compensation received by our executive officers during the relevant period, as contemplated by Rule 10D-1 under the Exchange Act and in accordance with our Executive Officer Incentive Compensation Recoupment (Clawback) Policy. Based on this analysis, no recovery of incentive-based compensation is required, as the financial statement adjustments did not impact the metrics used to determine incentive compensation during the relevant recovery period, and thus there was no erroneously awarded compensation.

Recently Issued and Proposed Accounting Pronouncements

For information on new accounting pronouncements and the impact of these pronouncements on our Consolidated Financial Statements, see Note 2 - Summary of Significant Accounting Policies” in the notes to our Consolidated Financial Statements.

Critical Accounting Policies and Estimates

We describe our most significant accounting policies in Note 2, “Summary of Significant Accounting Policies” in the notes to the consolidated financial statements. We have identified the following accounting policies as those that require significant judgments, assumptions and estimates and that have a significant impact on our financial condition and results of operations. These policies are considered critical because they may result in fluctuations in our reported results from period to period due to the significant judgments, estimates and assumptions about highly complex and inherently uncertain matters and because the use of different judgments, assumptions or estimates could have a material impact on our financial condition or results of operations. We evaluate our critical accounting estimates and judgments required by our policies on an ongoing basis and update them as appropriate based on changing conditions.

The most significant accounting policies in the preparation of our financial statements include revenue recognition and impairment of long-lived assets.

Revenue Recognition

We participate in a third-party operated mining pool. As a participant in this mining pool, we provide a service to perform hash calculations which is an output of our ordinary activities. The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) Topic 606 – Revenue from Contracts with Customers(ASC 606). The core principle of the revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. We receive non-cash consideration in the form of bitcoin, fair value of which we measure at 23:59:59 UTC on the date of contract inception using our principal market for bitcoin. The contract renews continuously throughout the day, and thus the value of the consideration should be assessed continuously throughout the day. Our critical policy is that we have concluded to use the 23:59:59 UTC bitcoin price each day. The market price of bitcoin fluctuates throughout the day, and the revenue recognized on a daily basis could be impacted if we utilized a different point in time or average price to recognize revenue. The Company assesses whether measuring the fair value of bitcoin received at 23:59:59 on the date of contract inception materially differs from assessing the fair value of bitcoin received continuously throughout the day at contract inception.

Impairment of long-lived assets

We evaluate impairment of long-lived assets when events or circumstance indicates there is a potential for impairment. The evaluation of impairment involves the conclusion that an indicator of impairment has occurred, the determination of the recoverability of long-lived assets from the results of operations and, if necessary, the fair value of the potentially impaired long-lived assets. The determination of fair value, specifically for our miners, includes estimates such as future bitcoin prices, transaction fees, and the future global hashrate. Actual future outcomes could result in different conclusions that could materially affect the consolidated financial statements.

The most significant accounting estimates in the preparation of our financial statements include estimate of useful lives of our miners, and impairment of long-lived assets and the valuation allowance associated with our deferred tax assets.

Useful lives of miners

We establish the useful lives of miners based upon the period over which they provide economic benefit to the Company in the form of bitcoin mining revenue and the duration of miner technological capability. Changes in the profitability of mining operations or miner technological capability could affect the determination of useful lives and have a material effect on the consolidated financial statements.

Valuation allowances on deferred tax assets

Accounting for income taxes requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently. The guidance requires the reduction of deferred tax assets by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We have recorded a valuation allowance on our deferred tax assets. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. To fully utilize the net operating loss (“NOL”) carryforward, we will need to generate sufficient future taxable income in each respective jurisdiction. Due primarily to our history of losses, it is more likely than not that all or a portion of its deferred tax assets as of September 30, 2024 will not be realized. Future estimates of taxable income could have a material impact our utilization of our NOL’s.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

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

At September 30, 2024, the Company held 6,819 bitcoins and the fair value of a single bitcoin was approximately $63,301, meaning that the fair value of its bitcoin holdings on that date was approximately $432,000. A 10% increase or decrease in the fair value of bitcoin as of September 30, 2024, would have increased or decreased the total cash value that could be realized if the Company were to sell its bitcoin for cash by approximately $43,200.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements

Audited Consolidated Financial Statements:

F-1	Reports of Independent Registered Public Accounting Firm (BDO USA, P.C.; Las Vegas, Nevada; PCAOB ID 243)
F-5	Report of Independent Registered Public Accounting Firm (MaloneBailey, LLP; Houston, Texas; PCAOB ID 206)
F-6	Consolidated Balance Sheets as of September 30, 2024 and 2023
F-8	Consolidated Statements of Operations and Comprehensive Loss for the years ended September 30, 2024, 2023 and 2022
F-10	Consolidated Statements of Stockholders’ Equity for the years ended September 30, 2024, 2023 and 2022
F-13	Consolidated Statements of Cash Flows for the years ended September 30, 2024, 2023 and 2022
F-16	Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

CleanSpark, Inc.

Las Vegas, Nevada

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of CleanSpark, Inc. (the “Company”) as of September 30, 2024, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year ended September 30, 2024, and the related notes and financial statement schedule listed in the accompanying index. (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2024, and the results of its operations and its cash flows for the year ended September 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated December 3, 2024 expressed an adverse opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Bitcoin Mining Revenue

As described in Note 2 to the consolidated financial statements, the Company participates in a third-party operated mining pool (the “mining pool”) by providing hashrate to the mining pool operator. The Company recognizes bitcoin mining revenue as it fulfills its performance obligation over time by providing hashrate. Once the hashrate is provided, the Company earns non-cash consideration in the form of bitcoin based on the Full-Pay-Per-Share (“FPPS”) payout method set forth by the mining pool operator. Bitcoin mining revenue is comprised of the block reward and transaction fees earned by the Company net of the mining pool fees charged by the mining pool operator. For the year ended September 30, 2024, bitcoin mining revenue, net (“mining revenue”) was approximately $379 million.

We identified the auditing of mining revenue as a critical audit matter due to the nature and extent of audit effort required to perform audit procedures over the Company’s hashrate provided to the mining pool operator and the associated contractual payouts based on the blockchain contractual inputs.

The primary procedures we performed to address this critical audit matter included:

•
With the assistance of our Information Technology (“IT”) professionals, we identified the key system used to monitor hashrate and tested the IT general controls over the system.
•
We confirmed with the mining pool operator (i) the contractual terms used in the determination of mining revenue, (ii) hashrate provided to the mining pool operator by the Company, (iii) total mining revenue earned by the Company, and (iv) the Company’s digital asset wallet addresses in which the mining revenue is deposited.
•
Using the Company’s digital asset wallet addresses confirmed by the mining pool operator, we reconciled the mining revenue earned from and paid by the mining pool operator against on-chain transactions independently obtained from the blockchain.
•
Using data analytics, we recalculated the Company’s recorded mining revenue per the calculation prescribed in the FPPS payout method using independently obtained blockchain contractual inputs, the hashrate confirmed by the mining pool operator, and independent bitcoin prices.
•
For the mining revenue generated through the Company’s owned facilities, we tested the completeness and accuracy of the hashrate provided to the mining pool operator by comparing it against the system used by the Company to monitor hashrate.
•
For the mining revenue generated through colocation facilities, we performed analytical procedures to predict the hashrate provided to the mining pool operator and the mining revenue earned and recorded by the Company.

/s/ BDO USA, P.C.

We have served as the Company's auditor since 2024.

Las Vegas, Nevada

December 3, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

CleanSpark, Inc.

Las Vegas, Nevada

Opinion on Internal Control over Financial Reporting

We have audited CleanSpark, Inc.’s (the “Company’s”) internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of September 30, 2024, based on the COSO criteria.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet of the Company as of September 30, 2024, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year ended September 30, 2024, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as “the financial statements”) and our report dated December 3, 2024 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses regarding management’s failure to design and maintain controls over (1) program change management, logical access and maintaining appropriate segregation of duties within the general ledger system, and as a result, the internal controls related to various assertions in certain financial statement line items were not effective, (2) the accounting for property plant and equipment, and deposits on miners, (3) controls over payroll, including controls over the use of information from its third-party payroll service provider, maintaining appropriate segregation of duties and processing of payroll, (4) the safeguarding of cash have been identified and described in management’s assessment. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2024 consolidated financial statements, and this report does not affect our report dated December 3, 2024 on those consolidated financial statements.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ BDO USA, P.C.

Las Vegas, Nevada

December 3, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

CleanSpark, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of CleanSpark, Inc. and its subsidiaries (collectively, the “Company”) as of September 30, 2023, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended September 30, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2023, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2018. In 2024, we became the predecessor auditor.

Houston, Texas

December 1, 2023, except for the effects of the revision discussed in Note 3 to the consolidated financial statements, as to which the date is December 3, 2024.

CLEANSPARK, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share amounts)

	September 30, 2024	September 30, 2023
ASSETS
Current assets
Cash and cash equivalents	$121,222	$29,215
Restricted cash	3,056	—
Receivable for equity offerings	—	9,590
Prepaid expense and other current assets	7,995	3,258
Bitcoin (See Note 2 and Note 6)	431,661	56,241
Receivable for bitcoin collateral (See Note 2 and Note 12)	77,827	—
Note receivable from GRIID (see Note 7)	60,919	—
Derivative investments	1,832	2,697
Investment in debt security, AFS, at fair value	918	726
Current assets held for sale	—	445
Total current assets	$705,430	$102,172

Property and equipment, net	$869,693	$564,395
Operating lease right of use asset	3,263	688
Intangible assets, net	3,040	4,603
Deposits on miners and mining equipment	359,862	75,959
Other long-term asset	13,331	5,718
Goodwill	8,043	8,043
Total assets	$1,962,662	$761,578

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$82,992	$39,900
Accrued liabilities	43,874	25,677
Other current liabilities	2,240	311
Current portion of loans payable	58,781	6,992
Current liabilities held for sale	—	1,175
Total current liabilities	$187,887	$74,055
Long-term liabilities
Operating lease liability, net of current portion	997	519
Finance lease liability, net of current portion	—	9
Loans payable, net of current portion	7,176	8,911
Deferred income taxes	5,761	2,416
Total liabilities	$201,821	$85,910

Commitments and contingencies - Note 18

CLEANSPARK, INC.

CONSOLIDATED BALANCE SHEETS (continued)

(in thousands, except par value and share amounts)

	September 30, 2024	September 30, 2023

Stockholders' equity
Preferred stock; $0.001 par value; 10,000,000 shares authorized; Series A shares; 2,000,000 authorized; 1,750,000 issued and outstanding (liquidation preference $0.02 per share) Series X shares; 1,000,000 and 0 authorized, issued and outstanding, respectively	3	2
Common stock; $0.001 par value; 300,000,000 shares authorized; 270,897,784 and 160,184,921 shares issued and outstanding, respectively	271	160
Additional paid-in capital	2,239,367	1,009,482
Accumulated other comprehensive income	418	226
Accumulated deficit	(479,218)	(334,202)
Total stockholders' equity	1,760,841	675,668

Total liabilities and stockholders' equity	$1,962,662	$761,578

The accompanying notes are an integral part of these consolidated financial statements.

CLEANSPARK, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share and share amounts)

	For the year ended
	September 30, 2024	September 30, 2023	September 30, 2022
Revenues, net
Bitcoin mining revenue, net	$378,968	$168,121	$131,000
Other services revenue	—	287	525
Total revenues, net	$378,968	$168,408	$131,525

Costs and expenses
Cost of revenues (exclusive of depreciation and amortization shown below)	165,516	93,580	41,234
Professional fees	13,806	10,869	6,469
Payroll expenses	74,095	45,714	40,920
General and administrative expenses	30,185	20,823	10,423
Loss on disposal of assets	5,466	1,931	(643)
Gain on fair value of bitcoin, net (see Note 2 and Note 6)	(113,423)	—	—
Other impairment expense (related to bitcoin)	—	7,163	12,210
Impairment expense - fixed assets	197,041	—	—
Impairment expense - other	716	—	250
Impairment expense - goodwill	—	—	12,048
Realized gain on sale of bitcoin	—	(1,357)	(2,567)
Depreciation and amortization	154,609	120,728	49,045
Total costs and expenses	$528,011	$299,451	$169,389
Loss from operations	$(149,043)	$(131,043)	$(37,864)

Other income (expense)
Other income	—	11	308
Change in fair value of contingent consideration	—	2,484	306
Recognized gain on bitcoin collateral returned	91	—	—
Change in fair value of bitcoin collateral	1,384	—	—
Realized gain on sale of equity security	—	—	1
Unrealized loss on equity security	—	—	(2)
Unrealized loss on derivative security	(965)	(259)	(1,950)
Interest income	8,555	481	190
Interest expense	(2,455)	(2,977)	(1,078)
Total other income (expense)	$6,610	$(260)	$(2,225)

Loss before income tax expense	(142,433)	(131,303)	(40,089)
Income tax expense	3,344	2,416	—
Loss from continuing operations	$(145,777)	$(133,719)	$(40,089)

Discontinued operations
Loss from discontinued operations	$—	$(4,429)	$(17,237)
Income tax expense	—	—	—
Loss on discontinued operations	$—	$(4,429)	$(17,237)

Net loss	$(145,777)	$(138,148)	$(57,326)

Preferred stock dividends	3,422	—	336
Net loss attributable to common shareholders	$(149,199)	$(138,148)	$(57,662)

Other comprehensive income, net of tax	192	116	115
Total comprehensive loss attributable to common shareholders	$(149,007)	$(138,032)	$(57,547)

CLEANSPARK, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (continued)

(in thousands, except per share and share amounts)

	For the year ended
	September 30, 2024	September 30, 2023	September 30, 2022
Loss from continuing operations per common share - basic	$(0.69)	$(1.30)	$(0.95)

Weighted average common shares outstanding - basic	216,860,819	102,707,509	42,614,197

Loss from continuing operations per common share - diluted	$(0.69)	$(1.30)	$(0.95)

Weighted average common shares outstanding - diluted	216,860,819	102,707,509	42,614,197

Loss on discontinued operations per common share - basic	$-	$(0.04)	$(0.40)

Weighted average common shares outstanding - basic	216,860,819	102,707,509	42,614,197

Loss on discontinued operations per common share - diluted	$-	$(0.04)	$(0.40)

Weighted average common shares outstanding - diluted	216,860,819	102,707,509	42,614,197

The accompanying notes are an integral part of these consolidated financial statements.

CLEANSPARK, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive Income	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit	Equity
Balance, September 30, 2021	1,750,000	$2	37,395,945	$37	$444,074	$(5)	$(138,392)	$305,716
Options and restricted stock units issued for services	—	—	1,002,683	1	31,465	—	—	31,466
Shares withheld for net settlement of restricted stock units related to tax withholdings	—	—	(358,681)	—	(1,638)	—	—	(1,638)
Shares issued for settlement of contingent consideration related to business acquisition	—	—	8,404	—	150	—	—	150
Shares returned for settlement of contingent consideration and holdbacks related to business acquisition	—	—	(232,518)	—	—	—	—	—
Exercise of options	—	—	105,423	—	817	—	—	817
Shares issued under equity offering, net of offering costs	—	—	17,740,081	18	125,030	—	—	125,048
Preferred stock dividends	—	—	—	—	—	—	(336)	(336)
Net loss	—	—	—	—	—	—	(57,326)	(57,326)
Other comprehensive income	—	—	—	—	—	115	—	115
Balance, September 30, 2022	1,750,000	$2	55,661,337	$56	$599,898	$110	$(196,054)	$404,012

CLEANSPARK, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

(in thousands, except share amounts)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance, September 30, 2022	1,750,000	$2	55,661,337	$56	$599,898	$110	$(196,054)	$404,012
Options and restricted stock units issued for services	—	—	4,483,669	4	24,138	—	—	24,142
Shares withheld for net settlement of restricted stock units related to tax withholdings	—	—	(1,397,258)	(1)	(5,871)	—	—	(5,872)
Shares issued for settlement of contingent consideration related to business acquisition	—	—	1,100,890	1	2,839	—	—	2,840
Shares issued for business acquisition	—	—	1,590,175	1	4,801	—	—	4,802
Shares returned for settlement of contingent consideration and holdbacks related to business acquisition	—	—	(83,417)	—	—	—	—	—
Shares issued under equity offering, net of offering costs	—	—	98,829,525	99	383,677	—	—	383,776
Net loss	—	—	—	—	—	—	(138,148)	(138,148)
Other comprehensive income	—	—	—	—	—	116	—	116
Balance, September 30, 2023	1,750,000	$2	160,184,921	$160	$1,009,482	$226	$(334,202)	$675,668

CLEANSPARK, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

(in thousands, except share amounts)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance, September 30, 2023	1,750,000	$2	160,184,921	$160	$1,009,482	$226	$(334,202)	$675,668
Cumulative effect of change in accounting principle (See Note 2)	—	—	—	—	—	—	4,183	4,183
Options and restricted stock units issued for services	—	—	5,357,166	6	29,549	—	—	29,555
Shares withheld for net settlement of restricted stock units related to tax withholdings	—	—	(1,763,415)	(2)	(22,553)	—	—	(22,555)
Exercise of options and warrants	—	—	149,293	—	752	—	—	752
Shares issued under equity offering, net of offering costs	—	—	106,969,819	107	1,222,136	—	—	1,222,243
Preferred stock dividends	—	—	—	—	—	—	(3,422)	(3,422)
Preferred stock Series X Issuance	1,000,000	1	—	—	—	—	—	1
Net income	—	—	—	—	—	—	(145,777)	(145,777)
Other comprehensive income	—	—	—	—	—	192	—	192
Balance, September 30, 2024	2,750,000	$3	270,897,784	$271	$2,239,367	$418	$(479,218)	$1,760,841

The accompanying notes are an integral part of these consolidated financial statements.

CLEANSPARK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	September 30, 2024	September 30, 2023	September 30, 2022
Cash flows from operating activities
Net loss	$(145,777)	$(138,148)	$(57,326)
Less: Loss from discontinued operations	—	4,429	17,237
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Unrealized loss on equity security	—	—	2
Realized gain on sale of equity security	—	—	(1)
Impairment of bitcoin	—	7,163	12,210
Bitcoin mining revenue, net	(378,968)	(168,121)	(131,000)
Gain on fair value of bitcoin, net (see Note 2 and Note 6)	(113,423)	—	—
Proceeds from sale of bitcoin	—	116,271	133,201
Realized gain on sale of bitcoin	—	(1,357)	(2,567)
Bitcoin issued for services	1,134	720	611
Impairment expense - fixed assets	197,041	—	—
Impairment expense - other	716	—	250
Impairment expense - goodwill	—	—	12,048
Unrealized loss on derivative asset	965	259	1,950
Gain on fair value of contingent consideration	—	(2,484)	(346)
Non-cash lease expense	183	246	113
Recognized gain on bitcoin collateral returned	(91)	—	—
Change in fair value of bitcoin collateral	(1,384)	—	—
Stock based compensation	29,555	24,142	31,466
Depreciation and amortization	154,609	120,728	49,045
Provision for bad debts	162	347	810
Amortization of debt discount	129	69	46
Loss (gain) on disposal of assets	5,466	1,931	(643)
Changes in operating assets and liabilities
Decrease in operating lease liabilities	(287)	(70)	(104)
Increase in accounts payable and accrued liabilities	19,721	13,244	16,040
(Increase) decrease in prepaid expenses and other current assets	(3,367)	2,555	(1,046)
Increase in deferred income taxes	3,344	2,416	—
Long-term deposits paid	(2,882)	(2,913)	(2,176)
Net cash (used in) provided by operating activities of continuing operations	$(233,154)	$(18,573)	$79,820
Net cash (used in) provided by operating activities of discontinued operations	(508)	1,326	(6,362)
Net cash (used in) provided by operating activities	$(233,662)	$(17,247)	$73,458

CLEANSPARK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in thousands)

	Year Ended
	September 30, 2024	September 30, 2023	September 30, 2022
Cash flows from investing activities
Payments on miners and miner deposits	$(740,296)	$(239,416)	$(171,181)
Purchase of fixed assets	(66,100)	(61,460)	(19,286)
Proceeds from sale of bitcoin	43,126	—	—
Asset Acquisition - Tennessee Locations	(18,376)	—	—
Asset Acquisition - Clinton, MS Locations	(3,020)	—	—
Asset Acquisition - Wyoming Locations	(25,940)	—	—
Asset Acquisition - LN Energy	(25,933)	—	—
Asset Acquisition - Mississippi Locations	(19,771)	—	—
Asset Acquisition - Dalton 3	(3,569)	—	—
Asset Acquisition - Dalton 1 & 2	—	(9,389)	—
Asset Acquisition - land in Sandersville, GA	(1,038)	(1,430)	—
Acquisition of Mawson	—	(22,518)	(3,400)
Acquisition of WAHA, net of cash received	—	—	(19,772)
Notes receivable from GRIID	(60,919)	—	—
Settlement of holdbacks related to contingent consideration	—	—	(625)
Proceeds from sale of miners	1,438	34	3,498
Proceeds from the sale of equity securities	—	—	10
Purchase of software	—	—	(225)
Net cash used in investing activities of continuing operations	$(920,398)	$(334,179)	$(210,981)
Net cash provided by investing activities of discontinued operations	—	2,250	—
Net cash used in investing activities	$(920,398)	$(331,929)	$(210,981)

Cash flows from financing activities
Proceeds from loans	$50,000	$—	$—
Payments on loans	(7,265)	(14,466)	(2,778)
Payments on preferred dividends	(3,421)	(21)	(315)
Payments on finance leases	(93)	(301)	(432)
Payments on equipment backed loan	—	—	19,620
Refund of loan commitment fee	—	150	—
Proceeds from loan payable	—	1,937	—
Payments of taxes on shares withheld for net settlement of restricted stock units	(22,685)	(5,571)	—
Proceeds from exercise of options and warrants	753	—	817
Proceeds from equity offerings, net	1,231,834	376,200	123,034
Net cash provided by financing activities of continuing operations	$1,249,123	$357,928	$139,946
Net cash provided by financing activities of discontinued operations	—	—	—
Net cash provided by financing activities	$1,249,123	$357,928	$139,946

Net increase in cash, cash equivalents, and restricted cash	$95,063	$8,752	$2,423

Cash, cash equivalents, and restricted cash, beginning of period	$29,215	$20,463	$18,040

Cash, cash equivalents, and restricted cash, end of period	$124,278	$29,215	$20,463

CLEANSPARK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in thousands)

	Year Ended
	September 30, 2024	September 30, 2023	September 30, 2022
Supplemental disclosure of cash flow information
Cash paid for interest	$2,126	$2,907	$1,026
Non-cash investing and financing transactions
Shares issued for settlement of contingent consideration related to business acquisition	$—	$2,840	$—
Receivable for equity proceeds	$—	$9,590	$2,014
Fixed asset and miner purchases accrued not paid	$67,572	$27,369	$—
Shares withheld for net settlement of restricted stock units related to tax withholdings	$22,555	$5,873	$1,638
Fixed assets purchased through finance transactions	$7,190	$493	$212
Software purchased with bitcoin	$541	$229	$—
Shares returned as part of settlement of seller agreements related to acquisition	$—	$—	$150
Preferred shares dividends accrued	$—	$—	$21
Unrealized gain on investment in available-for-sale debt security	$—	$116	$115
Bitcoin transferred to collateral account	$87,895	$—	$—
Bitcoin transferred from collateral account	$11,542	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

CLEANSPARK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

($ in thousands, except per share and bitcoin amounts)

1. ORGANIZATION AND LINE OF BUSINESS

Organization

CleanSpark, Inc. (the “Company”) is a bitcoin mining company. The Company independently owns and operates nine data centers in Georgia, three data centers in Mississippi and two data centers in Tennessee as of September 30, 2024. The Company also own three additional data centers in Tennessee which started operations in October 2024. The Company is currently developing data centers in Cheyenne, Wyoming and Clinton, Mississippi.

As of September 30, 2024, the Company had agreements in which the Company's bitcoin miners were hosted in New York and Tennessee. The Company does not currently host miners for any other companies. The Company designs its infrastructure to responsibly secure and support the bitcoin network, the world’s most recognized digital commodity.

Lines of Business

Bitcoin Mining Business

Through CleanSpark, Inc., and the Company’s wholly owned subsidiaries, ATL Data Centers LLC (“ATL”), CleanBlok, Inc. (“CleanBlok”), CleanSpark DW, LLC, CleanSpark GLP, LLC, and CleanSpark TN, LLC, the Company mines bitcoin. The Company entered the bitcoin mining industry through its acquisition of ATL in December 2020. It acquired a second data center in August 2021 and has had a co-location agreement with New York-based Coinmint, LLC in place since July 2021. Bitcoin mining has now become the Company’s principal revenue generating business activity. The Company currently intends to acquire additional facilities, equipment and infrastructure capacity to continue to expand our bitcoin mining operations.

Through the Company’s subsidiaries CSRE Properties, LLC, CSRE Property Management Company LLC, CSRE Properties Norcross, LLC, CSRE Properties Washington, LLC, CSRE Properties Sandersville, LLC, CSRE Properties Dalton, LLC, Dalton15, LLC, CleanSpark MS, LLC, CSRE Properties Mississippi, LLC, CSRE Properties Vicksburg, LLC, CSRE Properties Wyoming, LLC, CSRE Properties Tennessee, LLC and CleanSpark HQ, LLC, the Company maintains real property holdings.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying audited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (the “SEC”).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of CleanSpark, Inc. and the Company’s wholly owned subsidiaries, ATL, CleanBlok, CleanSpark DW, LLC, CleanSpark GLP, LLC, CSRE Properties Norcross, LLC, CSRE Property Management Company, LLC, CSRE Properties, LLC, CSRE Properties Washington, LLC, CSRE Properties Sandersville, LLC, CSRE Properties Dalton, LLC, Dalton15, LLC, CleanSpark MS, LLC, CSRE Properties Mississippi, LLC, CSRE Properties Vicksburg, LLC, CSRE Properties Wyoming, LLC, CleanSpark TN, LLC, Tron Merger Sub, Inc., MS Data, LLC, and CleanSpark HQ, LLC. All intercompany transactions have been eliminated upon consolidation of these entities. The Company has a sole reporting segment which is the bitcoin mining segment.

As of June 30, 2022, the Company deemed its energy operations to be discontinued operations due to its strategic shift to strictly focus on its bitcoin mining operations and divest of its energy assets. The disposal groups related to the energy operations are part of the following entities: CleanSpark LLC, CleanSpark Critical Power Systems, Inc., GridFabric, LLC, Solar Watt Solutions, Inc, and CleanSpark II, LLC.

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates include estimates used to review the Company’s goodwill impairment, intangible assets acquired, impairments and estimations of long-lived assets, valuation of derivative assets and liabilities, available-for-sale investments, and the valuations of share based awards. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue from Contracts with Customers - Revenue from Bitcoin Mining

The Company participates in a third-party operated mining pool. As a participant in the third-party operated mining pool, the Company provides a service to perform hash calculations for the third-party operated mining pool, which is an output of our ordinary activities. The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) Topic 606 – Revenue from Contracts with Customers (ASC 606). The core principle of the revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:

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

Based on these criteria, the Company has identified a single performance obligation of providing hash calculations for the mining pool operator. The continuous renewal options do not represent material rights because they do not provide the Customer with the right to purchase additional goods or services at a discount. Specifically, the contract is renewed at the same terms, conditions, and rate as the current contract which is consistent with market rates, and there are no up front or incremental fees in the initial contract. The Company has full control of the mining equipment used in the mining pool, and if the Company determines it will increase or decrease the hashrate calculations of its machines and/or fleet (i.e., for repairs or when power costs are excessive), the hashrate provided to the Customer will correspondingly increase or decrease.

Step 3: The Company receives non-cash consideration in the form of bitcoin, fair value of which the Company measures at 23:59:59 UTC on the date of contract inception using the Company's principal market for bitcoin, Coinbase. The contract renews continuously throughout the day, and thus the value of the consideration should be assessed continuously throughout the day, and the Company has concluded to use the 23:59:59 UTC bitcoin price each day. According to the Customer contract, daily settlements are made to the Company by the Customer based on the hash calculations provided over the contract periods occurring over a 24 hour period and the payout is made the following day. There are no other forms of variable considerations, such as discounts, rebates, refunds, credits, price concessions, incentives, performance bonuses, penalties, or other similar items.

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
•
The non-cash consideration calculated as transaction fees paid by transaction requestors is based on the share of total actual fees paid over the continuously renewed contract periods beginning midnight UTC and ending 23:59:59 UTC in accordance with the following formula: total actual transaction fees generated on the Bitcoin Network during the contract period as a percent of total block rewards the Bitcoin Network actually generated during the same period, multiplied by the block rewards the Company earned for the same period noted above.
•
The sum of the block reward and transaction fees earned by the Company is reduced by mining pool fees charged by the Customer for operating the mining pool based on a rate schedule per the mining pool contract. The mining pool fee is only incurred to the extent the Company performs hash calculations and generates revenue in accordance with the Customer’s payout formula during the continuously renewed contract periods beginning mid-night UTC and ending 23:59:59 UTC daily. The Customer provides services solely for bitcoin mining and the fees charged during the most recent fiscal year end were 0.16% of the total daily bitcoin mined. This amount represents consideration paid to the Customer and is thus reported as a reduction in revenue as the Company does not receive a distinct good or service from the mining pool operator in exchange.

Step 4: There is a single performance obligation (i.e., to provide hash calculations or hashrate to the customer) for the contract; therefore, all consideration from the Customer is allocated to this single performance obligation.

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

Revenues from Data Center Services

Effective as of September 30, 2023, data center services are no longer provided to external customers. The Company formerly provided data services, such as providing its customers with rack space, power and equipment, and cloud services, such as virtual services, virtual storage and data backup services, generally based on monthly services provided at a defined price included in the contracts. The performance obligations were the services provided to a customer for the month based on the contract. The transaction price was the price agreed with the customer for the monthly services provided and the revenues are recognized monthly based on the services rendered for the month.

The total revenue recognized from data center services included as Other services revenue in the Consolidated Statement of Operations and Comprehensive Loss for the years ended September 30, 2024, 2023 and 2022 was $0, $287 and $525, respectively.

Cost of Revenues

The Company includes energy costs and external co-location mining hosting fees in cost of revenues.

Cash and cash equivalents

Cash and cash equivalents include all cash balances and highly liquid investments with an original maturity of three months or less. These investments may include money market funds, certificates of deposit, and other short-term instruments. Temporary cash investments are made with high credit quality financial institutions. At times, such investments in U.S. accounts may exceed Federal Deposit Insurance Corporation ("FDIC") insurance limits.

Restricted cash

The Company considers cash to be restricted when held in a separate bank account and withdrawal and general use is restricted legally or to restrict a portion cash as collateral for insurance carriers. The Company had restricted cash of $3,056 and $0 as of September 30, 2024 and 2023, respectively, and held in a deposit account that accrues interest. Amounts included in restricted cash represent those required to be set aside by contractual agreements with insurance carriers in relation to utility bonds for various utility companies.

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

As a result of adopting ASC 350-60, Intangibles — Goodwill and Other, ("ASC 350-60") on October 1, 2023, bitcoin is measured at fair value as of each reporting period (see “Recently Issued Accounting Pronouncements below”). The fair value of bitcoin is measured using the period-end closing bitcoin price from its principal market, Coinbase, in accordance with ASC 820, Fair Value Measurement ("ASC 820"). Since bitcoin is traded on a 24-hour period, the Company utilizes the price as of 23:59:59 UTC, which aligns with the Company's revenue recognition cut-off. The changes in bitcoin valuation due to remeasurement in fair value within each reporting period are reflected on the Consolidated Statements of Operations and Comprehensive Loss as "Gain on fair value of bitcoin, net". In accordance with ASC 350-60, the Company discloses realized gains and losses from the sale of bitcoin and such gains and losses are measured as the difference between the cash proceeds and the cost basis of bitcoin as determined on a First In-First Out basis.

Prior to the adoption of ASC 350-60, bitcoin was recorded at cost less impairment and was classified as indefinite-lived intangible assets in accordance with ASC 350, Intangibles — Goodwill and Other ("ASC 350"). Bitcoin was accounted for in connection with the Company’s revenue recognition policy detailed above. An intangible asset with an indefinite useful life was not amortized but was assessed for impairment annually, or more frequently, when events or changes in circumstances occurred indicating that it was more likely than not that the indefinite-lived asset was impaired. Impairment exists when the carrying amount exceeds its fair value. In testing for impairment for periods under the prior accounting guidance, the Company had the option to first perform a qualitative assessment to determine whether it was more likely than not that an impairment exists. If it was determined that it was not more likely than not that an impairment exists, a quantitative impairment test was not necessary. If the Company concluded otherwise, it was required to perform a quantitative impairment test. The Company elected to perform the quantitative impairment test each period rather than first performing the qualitative assessment. Quantitative impairment was measured using the intraday low bitcoin price from its principal market for bitcoin in accordance with ASC 820. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses was not permitted as per ASC 350.

Bitcoin, which is non-cash consideration earned by the Company through its mining activities, is included as a reconciling item as a cash outflow within operating activities on the accompanying Consolidated Statements of Cash Flow. The cash proceeds from the sales of bitcoin are classified based on the holding period in which the bitcoin is held. ASC 350-60 provides guidance on classifying proceeds from bitcoin and concludes that bitcoin converted nearly immediately into cash would qualify as cash flows from operating activities. All other sales would qualify as investing activities. The Company did not hold its bitcoin for extended periods of time, and such sales proceeds prior to the adoption of ASC 350-60 were reported as cash flows from operating activities. Upon adoption of ASC 350-60, the Company evaluates its sales of bitcoin and records bitcoin sold nearly immediately as operating cash flows and the remainder is recorded as investing activities. During fiscal year 2024, all proceeds from bitcoin sales were classified as investing activities.

Receivable for bitcoin collateral

The Receivable for bitcoin collateral represents the bitcoin posted as collateral to lenders who have rights to sell, pledge and re-hypothecate such bitcoin at their sole discretion and for which the lenders have an obligation to return to the Company at the maturity of the loan. The receivable is recorded at fair value and changes in fair value are recorded as “Change in fair value of bitcoin collateral”. The receivable for bitcoin collateral is classified as current. Realized gains on fair value of bitcoin collateral represent the difference between the fair value on the date the bitcoin was posted as collateral and the fair value on the date the bitcoin is returned to the Company. The value and activity involving this asset is discussed in detail alongside the Coinbase line of credit in Note 12 - Loans.

At commencement and throughout the term of the arrangement, the Company considers and accounts for the credit risk associated with the bitcoin receivable collateral in accordance with the principles outlined in ASC 326, Financial Instruments - Credit Losses (“ASC 326”). The Receivable for bitcoin collateral is presented net of any allowance for credit losses.

In estimating the allowance for credit losses, the Company applies the current expected credit loss (“CECL”) model, which requires the measurement of lifetime expected credit losses on financial assets measured at amortized cost. As the Company has no historical experience with similar assets, the allowance is determined using a combination of industry data, peer analysis, and forward-looking information about economic conditions and the creditworthiness of the counterparty. The Company incorporates relevant qualitative factors, such as the nature of the receivable, the characteristics of the counterparty, and any observable market indicators, to assess the expected collectability of the Receivable for bitcoin collateral. The estimation process also includes reasonable and supportable forecasts to account for future economic conditions and any anticipated impact on the receivable. For the years ended September 30, 2024 and September 30, 2023, no amount of allowances for credit losses was deemed necessary.

Investment securities

Investment securities include debt securities and equity securities. Debt securities are classified as available for sale (“AFS”) and are reported as an asset in the Consolidated Balance Sheets at their estimated fair value. As the fair values of AFS debt securities change, the changes are reported net of income tax as an element of other comprehensive income (“OCI”). When AFS debt securities are sold, the unrealized gains or losses are reclassified from OCI to non-interest income. Securities classified as AFS are securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as AFS would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company’s assets and liabilities, liquidity needs, decline in credit quality, and regulatory capital considerations.

Interest income is recognized based on the coupon rate and increased by accretion of discounts earned or decreased by the amortization of premiums paid over the contractual life of the security.

For individual debt securities where the Company either intends to sell the security or more likely than not will not recover all of its amortized cost basis, a credit loss allowance is established, with the credit portion of the impairment recognized in earnings. The allowance is measured as the difference between the security's amortized cost and the present value of expected cash flows, limited to the difference between the amortized cost basis and fair value at the balance sheet date. Interest accruals, as well as amortization and accretion of premiums and discounts, are suspended if it becomes unlikely that the full amount due will be collected Interest received after accruals have been suspended is recognized in income on a cash basis.

The Company held investments in both publicly held and privately held equity securities. However, as described in Note 1, the Company is primarily doing business of in the bitcoin mining sector, and not in the business of investing in securities.

Privately held equity securities are recorded at cost and adjusted for observable transactions for same or similar investments of the issuer (referred to as the measurement alternative) or impairment. All gains and losses on privately held equity securities, realized or unrealized, are recorded through gains or losses on equity securities on the Consolidated Statements of Operations and Comprehensive Loss.

Publicly held equity securities are based on fair value with unrealized gains or losses resulting from changes in fair value reflected as unrealized gains or losses on equity securities in our Consolidated Statements of Operations and Comprehensive Loss.

Concentration Risk

At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of FDIC limits. The cash balance in excess of the FDIC limits was $2,907 and $28,965 for the periods ended September 30, 2024 and September 30, 2023, respectively. The accounts offered by the custodian of the Company’s bitcoin, which totaled $431,661 and $56,241 as of September 30, 2024 and September 30, 2023, respectively, are not insured by the FDIC. The Company has not experienced any losses in such accounts.

The Company has certain customers and vendors who individually represented 10% or more of the Company’s revenue or capital expenditures. In the fiscal year ended September 30, 2024, revenue is concentrated with one mining pool operator and all bitcoins reside with one custodian. Refer to Note 17 - Major Customers and Vendors.

Leases

In accordance with ASC 842-Leases, the Company assesses whether an arrangement contains a lease at contract inception. When an arrangement contains a lease, the Company categorizes leases with contractual terms longer than twelve months as either operating or finance. Finance leases are generally those leases that allow the Company to substantially utilize or pay for the entire asset over its estimated life. Assets acquired under finance leases are recorded in “Fixed Assets, net.” All other leases are categorized as operating leases.

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

Some leases include multiple year renewal options. The Company’s decision to exercise these renewal options is based on an assessment of its current business needs and market factors at the time of the renewal. Currently, the Company has certain leases for which the option to renew is reasonably certain, and therefore, options to renew were factored into the calculation of its right of use asset and lease liability as of September 30, 2024.

For all classes of underlying assets, the Company has elected to not separate lease from non-lease components.

Stock-based compensation

The Company follows the guidelines in FASB Codification Topic ASC 718-10 Compensation-Stock Compensation, which requires companies to measure the cost of employee and non-employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. Stock-based compensation expense for stock options is recognized on a straight-line basis over the requisite service period. The Company may issue compensatory shares for services including, but not limited to, executive, management, accounting, operations, corporate communication, financial and administrative consulting services. The Company determines the grant date fair value of the options using the Black-Scholes option-pricing model. For equity awards granted by the Company that are contingent upon market-based conditions, the Company fair values these awards using the Monte Carlo simulation model. For discussion of accounting for restricted stock units ("RSUs") and performance stock units (“PSUs”), please refer Note 16 – Stock-Based Compensation.

Loss per share

The Company reports loss per share in accordance with FASB ASC 260-10 “Earnings Per Share,” which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. Provided below is the loss per share calculation for the years ended September 30, 2024, 2023 and 2022:

	For the Year Ended September 30,
($ in thousands, except share and per share amounts)	2024	2023	2022
Continuing Operations
Numerator
Loss from continuing operations	$(145,777)	$(133,719)	$(40,089)
Preferred stock dividends	3,422	—	336
Loss from continuing operations attributable to common shareholders	$(149,199)	$(133,719)	$(40,425)

Denominator
Weighted-average common shares outstanding, basic	216,860,819	102,707,509	42,614,197
Weighted-average common shares outstanding, diluted	216,860,819	102,707,509	42,614,197
Loss from continuing operations per common share attributable to common shareholders
Basic	$(0.69)	$(1.30)	$(0.95)
Diluted	$(0.69)	$(1.30)	$(0.95)

Discontinued Operations
Numerator
Loss income from discontinued operations	$—	$(4,429)	$(17,237)
Denominator
Weighted-average common shares outstanding, basic	216,860,819	102,707,509	42,614,197
Dilutive impact of stock options and other share-based awards	—	—	—
Weighted-average common shares outstanding, diluted	216,860,819	102,707,509	42,614,197
Loss on discontinued operations per common share attributable to common shareholders
Basic	$—	$(0.04)	$(0.40)
Diluted	$—	$(0.04)	$(0.40)

The number of shares that were not included in the calculation of net loss per diluted share because to do so would have been anti-dilutive, or for preferred stock, because the conversion contingency associated with the change in control had not occurred, and the contingency was not resolved for the years ended September 30, 2024, 2023 and 2022 are as follows:

	For the Year Ended September 30,
	2024	2023	2022
Restricted stock awards	1,383,425	-	5,448,548
Stock options	169,636	11,087	1,418,938
Warrants	12,419	62	202,220
Contingently issuable shares	-	289,549	-
Series A preferred stock conversion	5,250,000	5,250,000	5,250,000
Total anti-dilutive shares	6,815,480	5,550,698	12,319,706

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

(1) Effective May 1, 2024, the Company reduced the useful life for miners from five years to three years.

In accordance with the FASB ASC 360-10, "Property, Plant and Equipment,” the carrying value of property and equipment, and other long-lived assets, is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value. During the year ended September 30, 2024, the Company recorded an impairment expense of approximately $197,000 due to the reduction of the useful life of miners that were removed from service prior to the originally estimated life and due to the subsequent change in salvage value (see Note 9 - Property and Equipment). In connection with property and equipment in the Company’s discontinued operations, an impairment expense in the approximate amount of $32 was recognized in the fiscal year ended September 30, 2022 and included in loss from discontinued operations in the Consolidated Statements of Operations and Comprehensive Loss.

Business Combinations, Intangible Assets and Goodwill

The Company accounts for business combinations under the acquisition method of accounting in accordance with ASC 805, Business Combinations, where the total purchase price is allocated to the identified assets acquired and liabilities assumed based on their estimated fair values. The purchase price is allocated using the information currently available and may be adjusted, up to one year from acquisition date, after obtaining more information regarding, among other things, asset valuations, liabilities assumed and revisions to preliminary estimates. The difference between the purchase price, including any contingent consideration, and the fair value of net assets acquired is recorded as goodwill. Contingent consideration transferred is initially recognized at fair value. Contingent consideration classified as a liability or an asset is remeasured to fair value each period until settlement, with changes recognized in profit or loss. Contingent consideration classified as equity is not remeasured. Acquisition-related costs are recognized separately from the acquisition and are expensed as incurred.

The Company reviews its indefinite lived intangibles and goodwill for impairment annually or whenever events or circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable. In accordance with its policies, the Company performed an assessment of indefinite lived intangibles and goodwill for the year end September 30, 2024.

The Company amortizes intangible assets with finite lives over their estimated useful lives as follows:

Useful life (years)
Websites	3
Software	5
Strategic contract	5

During the years ended September 30, 2024, 2023 and 2022, the Company incurred the following impairment losses related to bitcoin and goodwill:

	Years ended September 30,
($ in thousands)	2024	2023	2022
Impairment of bitcoin	$—	$7,163	$12,210
Impairment of goodwill	—	—	12,048
Total impairment loss	$—	$7,163	$24,258

Goodwill Impairment Analysis

In accordance with ASC 350-30-35-18A, an entity may first perform a qualitative assessment to determine whether it is necessary to perform the quantitative impairment test, and has the unconditional option to bypass the qualitative assessment in any period and proceed directly to performing the quantitative analysis. In completing the 2024 annual goodwill impairment analysis, the Company elected to perform a qualitative assessment for its goodwill. For the qualitative assessment, the Company considered the most recent quantitative analysis, which was performed during the fourth quarter of fiscal year 2023, including assumptions used, such as discount rates, indicated fair values, and the amounts by which those fair values exceeded their carrying amounts. Further, the Company compared actual performance in fiscal year 2024 to the internal financial projections used in the prior quantitative analyses.

Additionally, the Company considered various other factors, including macroeconomic conditions, relevant industry and market trends, and factors specific to the Company that could indicate a potential change in the fair value of the reporting units. Lastly, the Company evaluated whether any events have occurred or any circumstances have changed since that time that would indicate that goodwill may have become impaired since the last quantitative tests.

In completing the 2023 and 2022 annual goodwill impairment analysis, the Company elected to perform a quantitative assessment for its goodwill. The assessments involved comparing the carrying value of the entity, including goodwill, to its estimated fair value. In accordance with ASU 2017-04: Intangibles - Goodwill and Other: Simplifying the test for Goodwill Impairment, a goodwill impairment charge is recorded for the amount by which the carrying value unit exceeds the fair value of the reporting unit. In determining the fair value for which the quantitative assessment was performed, the Company engaged a valuation specialist to perform the quantitative impairment analysis. The valuation report included a combination of the market and income approach to test for goodwill impairment. The income approach is a valuation technique under which the Company estimates future cash flows using the financial forecast from the perspective of an unrelated market participant. Using historical trending and internal forecasting techniques, revenue is projected and applied to fixed and variable cost experience rates to arrive at the future cash flows. A terminal value was then applied to the projected cash flow stream. Future estimated cash flows were discounted to their present value to calculate the estimated fair value. The discount rate used was the value-weighted average of the Company’s estimated cost of capital derived using both known and estimated customary market metrics. In determining the estimated fair value, several factors were estimated, including projected operating results, growth rates, economic conditions, anticipated future cash flows and the discount rate. The market valuation approach evaluated the Company's market value as compared to the net asset balance.

The fiscal year 2024 and 2023 assessments indicated that no impairment of goodwill was necessary.

In completing the 2022 annual goodwill impairment analysis, there was a $12,048 impairment recognized. In fiscal 2022, there was a sustained downturn in the price of bitcoin which caused the carrying value of the Company’s goodwill to exceed the fair value.

The following table reflects goodwill activity for the years ended September 30, 2024, 2023 and 2022, respectively:

	For the year ended September 30,
($ in thousands)	2024	2023	2022
Beginning of year balance	$8,043	$—	$12,048
Acquisitions	—	8,043	—
Impairment	—	—	(12,048)
End of year balance	$8,043	$8,043	$—

Fair Value Measurement of financial instruments, derivative asset and liability, and contingent consideration

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

Level 3

Unobservable inputs, where there is little or no market activity for the asset or liability. These inputs reflect the reporting entity’s own beliefs about the assumptions that market participants would use in pricing the asset or liability, based on the best information available in the circumstances. Due to the use of significant unobservable inputs, a change in those inputs to a different amount might result in a significantly higher or lower fair value measurement.

The following table presents the Company’s financial instruments that are measured and recorded at fair value on the Company’s Consolidated Balance Sheets on a recurring basis, and their level within the fair value hierarchy as of September 30, 2024 and September 30, 2023:

September 30, 2024
($ in thousands)	Amount	Level 1	Level 2	Level 3
Cash equivalents(1)	$120,639	$120,639	$—	$—
Receivable from bitcoin collateral(2)	77,827	—	77,827	—
Bitcoin	431,661	431,661	—	—
ILAL derivative asset	1,932	—	—	1,932
Investment in debt security	918	—	—	918
Interest rate swap derivative	(100)	—	(100)	—
Total	$632,877	$552,300	$77,727	$2,850

(1) Represents money market funds.

(2) See Note 12 - Loans for more information.

September 30, 2023
($ in thousands)	Amount	Level 1	Level 2	Level 3
ILAL derivative asset	$2,697	$—	$—	$2,697
Investment in debt security	726	—	—	726
Total	$3,423	$—	$—	$3,423

There were no transfers between Level 1, 2 or 3 during the years ended September 30, 2024 and 2023.

The activities of the financial instruments that are measured and recorded at fair value on the Company's balance sheets on a recurring basis during years ended September 30, 2024 and 2023 are included in Note 8 - Investments and Derivatives.

Assets and liabilities measured and recorded at fair value on a non-recurring basis

The Company’s non-financial assets, such as goodwill, intangible assets, and property and equipment are adjusted to fair value when an impairment charge is recognized. The Company’s impairment related to its miners held in property and equipment in the year ended September 30, 2024 utilized Level 3 inputs including future bitcoin prices, transaction fees, and the future global hashrate. The Company’s strategic investments are also measured at fair value on a non-recurring basis. Such fair value measurements are based predominantly on Level 3 inputs. The carrying value of the Company’s strategic investments is predominantly adjusted based on internal discounted cash flow models that use available market data of comparable companies and other unobservable inputs including expected volatility, expected time to liquidity, and adjustments for other company-specific developments.

Assets and liabilities not measured and recorded at fair value

The Company’s financial instruments, including certain cash and cash equivalents, restricted cash, accounts receivable, the GRIID note receivable, and loans payable are not measured at fair value. The carrying values of these instruments approximate their fair values due to their liquid or short term nature. The fair value of these financial instruments are based on Level 1 inputs, except for short-term borrowings and loans receivable which would be based on Level 2 and Level 3 inputs, respectively.

Income taxes

The Company’s calculation of its tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions. The Company recognizes tax liabilities for uncertain tax positions based on management’s estimate of whether it is more likely than not that additional taxes will be required. The Company had no uncertain tax positions as of September 30, 2024 and 2023.

Deferred income taxes are recognized in the consolidated financial statements for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates. Temporary differences arise from net operating losses, differences in depreciation methods of archived images and property and equipment, stock-based and other compensation, other accrued expenses, and the tax treatment of gains or losses on the value of digital currency. A valuation allowance is established when it is determined that it is more likely than not that some or all of the deferred tax assets will not be realized.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the Consolidated Statements of Operations and Comprehensive Loss in the provision for income taxes. As of September 30, 2024 and 2023, the Company had no accrued interest or penalties related to uncertain tax positions.

Income tax expense from operations for the years ended September 30, 2024, 2023 and 2022 was $3,344, $2,416 and $0, respectively, which resulted primarily from maintaining a full valuation allowance against the Company's deferred tax assets.

Segment Reporting

The Company determines its operating segments based on how the Chief Operating Decision Maker, the Chief Executive Officer, views and evaluates operations, performance and allocates resources. Since June 30, 2022, the Company's only operating segment is the bitcoin mining business.

Discontinued Operations

The Company deemed its energy operations to be discontinued operations due to its strategic decision to strictly focus on its bitcoin mining operations and divest of the majority of its energy assets.

Through its discontinued operations segment, the Company previously provided energy solutions through its wholly-owned subsidiaries CleanSpark LLC, CleanSpark II, LLC, CleanSpark Critical Power Systems, Inc., GridFabric, LLC, and Solar Watt Solutions, Inc. These solutions consisted of engineering, design and software solutions, custom hardware solutions, Open Automated Demand response, solar, energy storage for microgrid and distributed energy systems. The Company has since sold the majority of its assets related to the energy segment, which included software and intellectual property, and inventory. See Note 4 – Discontinued Operations.

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

Reclassifications

Certain prior-year amounts have been reclassified to conform to the current-year presentation. This includes the grouping of certain balance sheet and statement of cash flow items into new or revised categories to improve clarity and consistency with current-year classifications.

Recently Issued and Adopted Accounting Pronouncements

On March 21, 2024, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update ("ASU") No. 2024-01, Scope Application of Profits Interest and Similar Awards ("ASU 2024-01"), which clarifies how an entity determines whether a profits interest or similar award is (1) within the scope of ASC 718 - Compensation - Stock Compensation or (2) not a share-based payment arrangement and therefore within the scope of other guidance. The guidance in ASU 2024-01 applies to all entities that issue profits interest awards as compensation to employees or nonemployees in exchange for goods or services. ASU 2024-01 is effective for public business entities for annual periods beginning after December 15, 2024, including interim periods within those periods. The Company is currently evaluating the impact of the adoption of ASU 2024-01 on its consolidated financial statements.

In December 2023, the FASB issued ASC 350-60 which requires entities with certain crypto assets to subsequently measure such assets at fair value, with changes in fair value recorded in net income (loss) in each reporting period. Crypto assets that meet all the following criteria are within the scope of ASC 350-60:

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

Bitcoin, which is the sole crypto asset mined by the Company, meets each of these criteria. For all entities, the ASC 350-60 amendments are effective for fiscal years beginning after December 15, 2024, including interim periods within those years. Early adoption is permitted for both interim and annual consolidated financial statements that have not yet been issued (or made available for issuance). If an entity adopts the amendments in an interim period, it must adopt them as of the beginning of the fiscal year that includes that interim period. The Company has elected to early adopt the new guidance effective October 1, 2023, resulting in a $4,183 cumulative-effect change to adjust the Company's bitcoin held on October 1, 2023 with the corresponding entry to accumulated deficit as of October 1, 2023. The tax effect of the adjustment to record the adoption of ASU 2023-08 was to both decrease the deferred tax asset related to cumulative losses from the fair value adjustments of bitcoin held by the company and decrease the valuation allowance for gross deferred tax assets by the same amount as the adjustment to record the adoption of the ASU.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”), which established a new income tax disclosure requirement in addition to modifying and eliminating certain existing requirements. Under the new guidance, entities must consistently categorize and provide greater disaggregation of information in the rate reconciliation. Companies must also further disaggregate income taxes paid. Companies are required to apply the guidance to annual periods beginning after December 15, 2024. The Company does not intend to early adopt this standard. The Company is currently evaluating the impact of the adoption of ASU 2023-09 on its consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Improvements to Disclosures About Reportable Segments (“ASU 2023-07”), which requires enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The new guidance is effective for all public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2023-07 on its consolidated financial statements and expects to implement the provision for fiscal year ending September 30, 2025.

In October 2021, the FASB issued ASU 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, as if it had originated the contracts. Under the current business combinations guidance, such assets and liabilities are recognized by the acquirer at fair value on the acquisition date. The Company adopted the provisions of the accounting pronouncement as of October 1, 2023 and the new standard did not have a material impact on the Company's consolidated financial statements.

In November 2024, the FASB issued Accounting Standards Update ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires public business entities to provide additional disclosures in the notes to financial statements, disaggregating specific expense categories within relevant income statement captions. The prescribed categories include purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depreciation, depletion, and amortization related to oil-and-gas producing activities. The ASU is effective for annual reporting periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on its financial statement disclosures.

3. REVISIONS TO PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s Consolidated Financial Statements as of and for the period ended September 30, 2024, the Company identified errors in relation to the accounting for income taxes, primarily due to the application of Internal Revenue Service (“IRS”) section 162(m) excess executive compensation and the ability to utilize federal and state net operating loss carryforwards under the provisions of Internal Revenue Code Section 382. The errors had an impact on net deferred tax liabilities and income tax expense for the fiscal year ended September 30, 2023. The error did not impact total revenues or loss before income tax expense for any of the fiscal years ended September 30, 2024, 2023 and 2022.

The Company also reclassified transactions in the September 30, 2023 and 2022 consolidated statements of cash flows from cash used in operating activities to cash used in financing activities. One of the transactions related to the impact of cash receipts from shares issued under equity offerings but for which the Company has recorded receivables, which resulted an understatement of cash flows from operating activities in the amounts of $7,576 and $2,014, for the years ended September 30, 2023 and 2022, respectively, but should have been reflected as decreases in cash flows from financing activities. The second transaction relates to $5,571 of taxes paid on behalf of employees on shares withheld for net settlement of restricted stock awards at vesting date and was incorrectly recorded as cash used in operating activities, when it represented cash used in financing activities.

The Company assessed the materiality of the errors, including the presentation on prior periods consolidated financial statements, on a qualitative and quantitative basis in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 99, Materiality and SAB No. 108 on Quantifying Financial Statement Errors, codified in Accounting Standards Codification Topic 250, Accounting Changes and Error Corrections. The Company concluded that these errors and the related impacts did not result in a material misstatement of our previously issued consolidated financial statements as of and for the years ended September 30, 2023 and 2022 and our previously issued unaudited consolidated interim financial statements as of and for the periods ended December 31, 2021, March 31, 2022, June 30, 2022, December 31, 2022, March 31, 2023, June 30, 2023, December 31, 2023, March 31, 2024 and June 30, 2024

The Company has corrected the relevant prior periods of our consolidated financial statements and adjusted the disclosures included within Note 13 - Income Taxes, including our significant components of the Company’s deferred tax assets and liabilities.

A summary of the corrections to the impacted financial statement line items from our previously issued financial statements are presented below:

Consolidated Balance Sheet
	As of September 30, 2023
($ in thousands)	As previously reported	As revised
Deferred income taxes	$857	$2,416
Total liabilities	84,351	85,910
Accumulated deficit	(332,643)	(334,202)
Total stockholders' equity	677,227	675,668

Consolidated Statement of Operations and Comprehensive Loss
	For the year ended September 30, 2023
($ in thousands)	As previously reported	As revised
Income tax expense	$857	$2,416
Loss from continuing operations	(132,160)	(133,719)
Net loss	(136,589)	(138,148)
Net loss attributable to common shareholders	(136,589)	(138,148)
Total comprehensive loss attributable to common shareholders	(136,473)	(138,032)
Loss from continuing operations per common share
Basic	$(1.29)	$(1.30)
Diluted	$(1.29)	$(1.30)

The consolidated statement of stockholders' equity for the year ended September 30, 2023 has been adjusted to reflect the impact to Net loss in both the accumulated deficit and total stockholders' equity columns as well as the corresponding totals in the row captioned Balance, September 30, 2023.

Consolidated Statements of Cash Flows
	For the year ended September 30, 2023		For the year ended September 30, 2022
($ in thousands)	As previously reported	As revised	As previously reported	As revised
Net loss	$(136,589)	$(138,148)
Increase in accounts payable and accrued liabilities	7,673	13,244
(Increase) decrease in prepaid expenses and other current assets	(5,021)	2,555	$(3,060)	$(1,046)
Increase in deferred income taxes	857	2,416

Net cash (used in) provided by operating activities of continuing operations	(31,720)	(18,573)	77,806	79,820
Net cash (used in) provided by operating activities	(30,394)	(17,247)	71,444	73,458

Payments of taxes on shares withheld for net settlement of restricted stock units	—	(5,571)
Proceeds from equity offerings, net	383,776	376,200	125,048	123,034

Net cash provided by financing activities of continuing operations	371,075	357,928	141,960	139,946
Net cash provided by financing activities	371,075	357,928	141,960	139,946

For any rows left blank in the tables above, no changes were identified from that prior period. All referenced amounts for prior periods in these financial statements and the notes herein reflect the balances and amounts as revised. The footnote under Note 13 - Income Taxes has been revised to incorporate the changes discussed above and is presented herein as updated.

4. DISCONTINUED OPERATIONS

In June 2022, the Company determined to make available for sale the asset groups related to its energy segment due to its strategic shift to strictly focus on its bitcoin mining operations. As a result, the energy segment's results of operations have been reclassified as discontinued operations on a retrospective basis for all periods presented. Accordingly, the assets and liabilities of this segment are separately reported as “assets and liabilities held for sale” as of September 30, 2023 in the Consolidated Balance Sheets. Through September 2023, the Company sold the majority of its software and intellectual property assets related to the energy segment and is in the process of winding-down the remaining assets and liabilities.

As of September 30, 2024, the Company has impaired the assets held for sale and reclassified the remaining warranty liability of $546 to continuing operations as it winds down the former energy segment, and such liabilities are recorded within accrued liabilities. The results of operations of this segment, for all periods, are separately reported as “discontinued operations” in the Consolidated Statements of Operations and Comprehensive Loss. Provided below are the key areas of the financials that constitute the discontinued operations:

($ in thousands)	September 30, 2023
ASSETS
Current assets
Accounts receivable, net	$126
Inventory	319
Total current assets held for sale	$445

Total assets held for sale	$445

LIABILITIES
Total current liabilities held for sale	1,175
Total liabilities held for sale	$1,175

	For the twelve months ended
($in thousands)	September 30, 2024	September 30, 2023	September 30, 2022
Total revenues, net	$—	$158	$9,667

Total costs and expenses	—	6,071	26,901

Loss from operations	$—	$(5,913)	$(17,234)

Other income (expense)
Gain on disposal of assets	—	1,508	—
Interest expense	—	(24)	(3)
Total other income (expense)	—	1,484	(3)

Loss before income tax benefit (expense)	—	(4,429)	(17,237)
Income tax benefit (expense)	—	—	—
Net loss attributable to common shareholders	$—	$(4,429)	$(17,237)

5. ACQUISITIONS

Pending Acquisitions

GRIID Infrastructure Inc.

On June 26, 2024, the Company entered into an Agreement and Plan of Merger (the “GRIID Agreement”) with GRIID Infrastructure Inc., Nasdaq ticker “GRDI”, a Delaware corporation (“GRIID”), and Tron Merger Sub, Inc. (“Merger Sub”), a Delaware corporation and a wholly owned subsidiary of the Company. The transaction closed on October 30, 2024 (the “Effective Time” of the merger).

Concurrent with the GRIID Agreement, the Company and GRIID entered into a senior secured term loan credit agreement (the “GRIID Credit Agreement”) and a co-location mining service agreement (the “Hosting Agreement”) on June 26, 2024. See Note 7 - Note Receivable from GRIID for more information on the GRIID Credit Agreement. Pursuant to the Hosting Agreement, GRIID hosted certain of the Company’s bitcoin mining equipment at GRIID facilities for a fee defined in the Hosting Agreement. The Hosting Agreement had an initial service term of one year with seven additional renewal terms, each for six months.

The GRIID Agreement provided that, among other things and subject to the terms and conditions of the GRIID Agreement, (1) Merger Sub will be merged with and into GRIID (the “Merger”), with GRIID surviving and continuing as the surviving corporation in the Merger, and, (2) at the Effective Time of the Merger, holders of each outstanding share of common stock, par value $0.0001 per share, of GRIID (“GRIID Common Stock”) would receive, in exchange for each share of GRIID Common Stock held immediately prior to the Merger (other than certain excluded shares), that number of shares of common stock, par value $0.001 per share, of the Company’s common stock (“Company Common Stock”) equal to the quotient obtained by dividing the Aggregate Merger Consideration (as defined in the GRIID Agreement) by the total number of shares of GRIID Common Stock issued and outstanding as of the closing date of the Merger (the “Exchange Ratio”).

Pursuant to the Merger Agreement, at the Effective Time:

•
each GRIID restricted stock unit award that was outstanding immediately prior to the Effective Time immediately vested with respect to 100% of the shares of GRIID Common Stock subject to such GRIID restricted stock unit award, which shares of GRIID Common Stock were converted into the right to receive the merger consideration with respect to each share of GRIID Common Stock. Further, each outstanding vested compensatory option to purchase shares of GRIID Common Stock was canceled and converted into the right to receive approximately 0.01 of a share of Company Common Stock, which is the number of shares equal to the quotient of (i) the product of (A) the excess, if any, of the Merger Consideration Value (as defined in the GRIID Agreement) over the per share exercise price of the applicable option, multiplied by (B) the number of shares of GRIID Common Stock subject to such option immediately prior to the Effective Time, divided by (ii) $16.587, which represents the volume-weighted average price of Company Common Stock for the two consecutive trading days prior to the date of the GRIID Agreement. Any GRIID options that had an exercise price per share of GRIID Common Stock that was equal to or greater than the Merger Consideration Value were canceled for no consideration; and
•
each outstanding and unexercised warrant (each, a “GRIID Warrant”) to purchase shares of GRIID Common Stock was converted into a warrant to purchase a number of shares of Company Common Stock (each, a “Company Warrant”), rounded down to the nearest whole share, that is equal to the product of (A) the number of shares of GRIID Common Stock subject to such GRIID Warrant as of immediately prior to the Effective Time, multiplied by (B) the Exchange Ratio. The exercise price per share of Company Common Stock underlying such converted Company Warrant is equal to the quotient obtained by dividing (x) the per share exercise price applicable to such warrant immediately prior to the Effective Time by (y) the Exchange Ratio, rounded up to the nearest whole cent. Each such Company Warrant is on the same terms and conditions as were applicable under such GRIID Warrant immediately prior to the Effective Time, except for such terms rendered inoperative by reason of the Merger or as otherwise set forth in the GRIID Agreement.

Upon closing, the Company issued 5,031,254 shares of Company Common Stock on October 30, 2024 with a $12.06 per common share value for a total approximate value of $60,600.

GRIID RSUs were converted, vested GRIID options were converted or cancelled, and the GRIID Warrants outstanding and unexercised immediately prior to the Effective Time were automatically converted into warrants to purchase 960,395 shares of the Company’s common stock (the “Common Stock”), at an exercise price of $165.24 per share of Common Stock (the “Company Public Warrants”), and the GRIID private warrants were converted or assumed.

Due to the timing of the transaction closing on October 30, 2024, the Company is evaluating the impact of this acquisition on its consolidated financial statements; it is impracticable to disclose the preliminary purchase price allocation. Therefore, disclosures related to the acquisition, including the pro forma consolidated results and adjustments, amounts of major assets acquired and liabilities assumed, valuation method used to determine the fair value of the consideration transferred, qualitative factors about the goodwill recognized, and goodwill expected to be deductible for tax purposes are not yet available. Disclosures regarding the impact of the acquisition will be provided in subsequent filings as the evaluation is finalized. The primary purpose of the acquisition is to expand its mining capacity geographically. The acquisition will be accounted for as a business combination.

Completed Asset Acquisitions

Tennessee Acquisition

On September 10, 2024, CleanSpark TN, LLC, a wholly-owned subsidiary of the Company (the “TN MIPA Buyer”), entered into three definitive Membership Interest Purchase Agreements (each, a “MIPA”, and collectively, the “TN MIPAs”) with Exponential Digital, LLC (the “TN MIPA Seller”) to acquire seven bitcoin mining facilities located in Tennessee for a total purchase price of $25,000. Also on September 10, 2024, CSRE Properties Tennessee, LLC, a wholly-owned subsidiary of the Company, entered into a Real Estate Purchase and Sale Agreement (the “RE PSA”) with US Farms & Mining, Inc. to purchase real property that was leased by the TN MIPA Seller for purposes of conducting operations of four of the mining locations. Under the terms of the RE PSA, CSRE Properties Tennessee, LLC will pay US Farms & Mining, Inc. an aggregate consideration of $2,500. The total consideration set forth to be paid per the agreements is $27,500.

The cities of the bitcoin mining facilities for each MIPA are as follows:

MIPA 1: Jellico, TN and West Crossville, TN;

MIPA 2: Campbell Junction, TN and Decatur, TN; and

MIPA 3: Winfield, TN; Oneida, TN; and Tazewell, TN.

The Company completed the acquisition of MIPA 1 and MIPA 3 on September 16, 2024 and September 25, 2024, respectively. Meanwhile, the Company closed on MIPA 2 and the RE PSA in October 2024; see Note 19 - Subsequent Events. The transaction was accounted for as an asset acquisition, whereby the total purchase price is allocated first to the fair value of the assets acquired and any excess purchase price is allocated to the acquired assets pro-rata. No goodwill is calculated in an asset acquisition.

The combined purchase price is $28,103, which includes $27,500 in cash considerations payable to the TN MIPA Seller per the MIPAs and RE PSA, $231 incurred for direct acquisition costs, and $372 in assumed lease liabilities. As of September 30, 2024, the Company has paid or incurred $18,376 of the total purchase price and the difference between (1) the amount paid and incurred pursuant to direct transaction costs and (2) the amount allocated for completed components of the asset acquisition is recorded in Other long-term asset on the Consolidated Balance Sheets in the amount of $4,731.

The expected total purchased assets and liabilities upon completion of all MIPAs and RE PSA is presented below as “Expected Total Allocation Including Subsequent Periods” and the allocation of the assets associated with MIPA 1 and MIPA 3 is included in “Allocation as of September 30, 2024” in the table below:

($ in thousands)	Allocation as of September 30, 2024	Expected Incremental Acquisitions In Subsequent Periods	Expected Total Allocation Including Subsequent Periods
Land	$—	$5,820	$5,820
Land improvements	—	610	610
Building	—	758	758
Infrastructure	14,897	5,957	20,854
Right of use assets	47	14	61
Operating lease liability	(344)	(28)	(372)
Total	$14,600	$13,131	$27,731

The Company assumed lease liabilities as of September 30, 2024 of $344.

Under the terms of the TN MIPAs, the TN MIPA Buyer will pay the TN MIPA Seller the respective consideration under each MIPA described above (less an aggregate holdback amount of $1,250, subject to adjustment as set forth in the TN MIPAs) at the respective closing of each MIPA. The holdback amount is payable 60 days following the close of each MIPA, the total holdback amount of $955 attributable to MIPA 1 and MIPA 3 is due in November 2024 (included in Accrued liabilities in the Consolidated Balance Sheets as of September 30, 2024).

Mississippi Acquisition - Clinton, MS

On September 16, 2024, CSRE Properties Mississippi, LLC, a Mississippi limited liability company and wholly-owned subsidiary of the Company, entered into definitive agreements with Eyas Investment Group and Makerstar Capital, Inc. (“Makerstar”) to acquire bitcoin mining facilities in Clinton, Mississippi (the “Clinton Property”).

The combined purchase price (including direct acquisition costs of $129) for the real property, construction in progress and personal property was approximately $3,020. The transaction was consummated in September 2024 and accounted for as an asset acquisition, whereby the total purchase price is allocated first to the fair value of the assets acquired and any excess purchase price is allocated to the acquired assets pro-rata. No goodwill is calculated in an asset acquisition.

The allocation of the purchase price of the assets acquired are summarized below:

($ in thousands)	Allocation at Acquisition Date
Land	$734
Construction in progress	2,286
Total	$3,020

In connection with the acquisition of the Clinton Property, CSRE Properties Mississippi, LLC entered into a Construction Management Services Agreement dated September 16, 2024 with Beast Power, Inc. (“Beast Power”), pursuant to which Beast Power was engaged to manage the completion of the construction of a data center facility on the Clinton Property for aggregate consideration of $2,888. The construction is expected to be substantially complete by December 2024.

Wyoming Acquisition - Cheyenne, WY

On May 8, 2024, CSRE Properties Wyoming, LLC, a Wyoming limited liability company and wholly-owned subsidiary of the Company (the “Wyoming Buyer”) entered into a Purchase and Sale Agreement with MineOne Wyoming Data Center LLC (“MineOne”), pursuant to which the Wyoming Buyer agreed to purchase real property located in Wyoming.

On May 29, 2024, the Wyoming Buyer entered into new purchase and sale agreements with MineOne, collectively amending and restating the original agreement dated May 8, 2024 due to federal regulatory consent requirements relating to Parcel 1. As a result, the agreement was renegotiated and split into two agreements: the first agreement for Parcel 1, with a purchase price of $11,250, and the second agreement for Parcel 2, with a purchase price of $11,250, with no contingent payment requirements for either parcel.

In order for the federal agency to approve the transaction and for the Company to complete the acquisition of the land from MineOne, the assets on-site had to be demolished and the personal property had to be removed. On August 2, 2024, the Company and MineOne entered into an Asset Purchase Agreement (“APA”) with a purchase price of $1,500, subsequently amended to $1,300, to acquire infrastructure assets.

The Company closed on the purchase of Parcel 2 on July 11, 2024 with a combined purchase price (including direct acquisition costs of $147) of $11,397.

The Company closed on the purchase of Parcel 1 on September 11, 2024 with a combined purchase price (including direct acquisition costs of $470) of $11,720. The direct acquisition costs for Parcel 1 included the cost of demolition.

In addition, the Company purchased a parcel of raw land adjacent to Parcel 2 from Campstool Land Company, LLC on August 7, 2024 for a purchase price (including direct acquisition costs of $23) $1,523.

The Wyoming transactions were accounted for as asset acquisitions, whereby the total purchase price is allocated first to the fair value of the assets acquired and any excess purchase price is allocated to the acquired assets pro-rata. No goodwill is calculated in an asset acquisition. As a result, the total cost of the Wyoming land purchased was $24,640, 100% of which was allocated to land.

LN Energy LLC Acquisition - Georgia

On June 17, 2024, CleanSpark, Inc., through its wholly-owned subsidiary, CSRE Properties Sandersville, LLC (the "LN Energy Buyer"), entered into six (6) definitive agreements to acquire bitcoin mining facilities located in Georgia from, respectively, LN Energy 1 LLC, LN Energy 3 LLC, LN Energy 4 LLC, LN Energy 5 LLC, LN Energy 6 LLC and LN Energy 7 LLC (collectively, the “LN Energy Seller”). The definitive agreements include the purchase of mining data centers, the assumption of the underlying real property leases and one power agreement. The combined purchase price was $26,177, which included $25,800 paid to the LN Energy Seller, $132 incurred for direct acquisition costs, and $244 in assumed lease liabilities. The transaction is accounted for as an asset acquisition, whereby the total purchase price is allocated first to the fair value of the assets acquired and any excess purchase price is allocated to the acquired assets pro-rata. No goodwill is calculated in an asset acquisition.

The allocation of the purchase price of the assets acquired and liabilities assumed are summarized below:

($ in thousands)	Allocation at Acquisition Date
Building/Improvements	$1,809
Infrastructure	21,818
Right of use assets	2,550
Operating lease liability	(244)
Total	$25,933

Mississippi Locations Acquisition - Meridian, Vicksburg and Wiggins, MS

On February 26, 2024, the Company, through its wholly-owned subsidiary CSRE Properties Mississippi, LLC, closed on the Purchase and Sale Agreement entered into with Makerstar on February 5, 2024, pursuant to which the Company agreed to purchase three bitcoin mining facilities in Mississippi for $19,771 (including direct acquisition costs of $148). The three facilities are located in Meridian, Vicksburg, and Wiggins, respectively. The transaction was accounted for as an asset acquisition, whereby the total purchase price is allocated first to the fair value of the assets acquired and any excess purchase price is allocated to the acquired assets pro-rata. No goodwill is calculated in an asset acquisition.

The allocation of the purchase price of the assets acquired is summarized below:

($ in thousands)	Allocation at Acquisition Date
Land	$1,304
Building/Improvements	7,525
Infrastructure	10,942
Total	$19,771

Dalton 3 Acquisition - Dalton, GA

On February 2, 2024, the Company, through its wholly-owned subsidiary CSRE Properties Dalton, LLC, entered into two purchase agreements with Makerstar. and its wholly-owned subsidiary, Eyas Investment Group, respectively, for approximately two acres of real property (the “Dalton Property”) located in Dalton, Whitfield County, Georgia and all improvements, fixtures and personal property situated on the Dalton Property. The Dalton Property was in the early stages of construction and included a concrete foundation and in-process electrical infrastructure at the time of entry into the respective agreements. The combined purchase price (including direct acquisition costs of $132) for the real property and improvements, fixtures and personal property was approximately $3,569. The transaction was consummated in February 2024 and accounted for as an asset acquisition, whereby the total purchase price is allocated first to the fair value of the assets acquired and any excess purchase price is allocated to the acquired assets pro-rata. No goodwill is calculated in an asset acquisition.

The allocation of the purchase price of the assets acquired is summarized below:

Purchase Price Allocation: ($ in thousands)	Allocation at Acquisition Date
Land	$327
Building/Improvements	702
Infrastructure	2,540
Total	$3,569

In connection with the acquisition of the Dalton Property, the Company entered into a Construction Management Services Agreement dated February 1, 2024 with Makerstar, pursuant to which the Company engaged Makerstar to manage the completion of the construction of a data center facility on the Dalton Property for aggregate consideration of $3,435. The construction was substantially completed, and the facility began bitcoin mining operations, on April 4, 2024.

Dalton 1 & 2 Acquisition - Dalton, GA

On June 21, 2023, the Company completed the acquisition of two bitcoin mining facilities in Dalton, Georgia for $9,389. Each of the facilities are located on separate one acre sites, each of which are under land leases. The transaction was accounted for as an asset acquisition, whereby the total purchase price is allocated first to the fair value of the assets acquired and any excess purchase price is allocated to the acquired assets pro-rata. No goodwill is calculated in an asset acquisition.

The allocation of the purchase price of the assets acquired and liabilities assumed are summarized below:

($ in thousands)	Allocation at Acquisition Date
Building	$1,328
Infrastructure	8,061
Land lease - right of use asset	266
Operating lease liability	(266)
Total	$9,389

Mawson Infrastructure Group - Sandersville, GA

On October 8, 2022, the Company completed the acquisition of a lease for approximately 16.35 acres of real property located in Sandersville, Washington County, Georgia (the “Mawson Property”), all personal property located on the Mawson Property, and 6,349 application-specific integrated circuit miners (the “ASICs”) from subsidiaries of Mawson Infrastructure Group, Inc., a Delaware corporation (“Mawson”), all pursuant to a Purchase and Sale Agreement dated September 8, 2022 and an Equipment Purchase and Sale Agreement dated September 8, 2022 (the "Mawson Transaction").

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

The following additional contingent consideration was included in the purchase price:

•
up to 1,100,890 shares of the Company's common stock (the “Earn-out Shares”) (which have a value of approximately $3,325 based upon the closing price of the Company's common stock on October 7, 2022), based upon the number of modular data centers on the Mawson Property occupied by Mawson being emptied and made available for the Company’s use. These Earn-out Shares had been classified as a liability in the Consolidated Balance Sheets in accordance with ASC 480, and accordingly, were reported at fair value at the end of each reporting period. As of December 31, 2022, the fair value of this contingent liability was reduced to $2,840 from $3,325, resulting in a change in fair value of contingent consideration of $484 in Other Income (expense) in the Consolidated Statements of Operations and Comprehensive Loss. The shares associated with the earn-out were issued to Mawson in January 2023 (see Note 14 - Stockholders' Equity).
•
up to an additional $2,000 in a seller-financed earn-out payable at least 60 days post-closing if the Company receives written confirmation that it will be able to utilize at least an additional 150 MW of power on the Mawson Property by the six-month anniversary of the closing, April 8, 2023. Such written confirmation was not received by April 8, 2023, and accordingly, the Company determined this contingency criteria was not met by April 8, 2023 and has not paid the additional consideration. The Company adjusted the contingency liability to $0 as of June 30, 2023 and recognized $2,000 gain in Change in Fair Value of Contingent Consideration on the Consolidated Statements of Operations and Comprehensive Loss.

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

6. BITCOIN

As of September 30, 2024 and 2023, the Company held 6,819 and 2,243 bitcoin, respectively. The following table presents a description of the Company's bitcoin holdings as of September 30, 2024 and 2023:

	As of
Bitcoin holdings	September 30, 2024	September 30, 2023
Number of bitcoin held	6,819	2,243
Cost basis - per bitcoin	$55,408	$25,074
Fair value - per bitcoin	$63,301	$26,961
Cost basis of bitcoin (in '000s)	$377,839	$56,241
Fair value of bitcoin (in '000s)	$431,661	$60,424

The cost basis represents the valuation of bitcoin at the time the Company earns the bitcoin through mining activities. The cost basis for 2,243 bitcoin held as of the date prior to the adoption of ASC 350-60 was determined on the "cost less impairment" basis.

The following table presents information based on the activity of bitcoin for the years ended September 30, 2024 and 2023:

	For the year ended September 30,
($ in thousands)	2024	2023
Balance at beginning of the year	$56,241	$11,147
Cumulative effect of the adoption of ASC 350-60	4,183	—
Adjusted beginning balance - at fair value	$60,424	$11,147
Addition of bitcoin from mining activities(1)	378,968	168,121
Bitcoin sold & issued for services and purchase of software	(44,801)	(115,864)
Bitcoin transferred to collateral account	(87,895)	—
Bitcoin received from collateral account	11,542	—
Impairment loss	—	(7,163)
Gain on fair value of bitcoin, net	113,423	—
Balance at end of the year	$431,661	$56,241

(1) Net of mining pool fees as described in Note 2 - Summary of Significant Accounting Policies

The Company's bitcoin holdings shown in this note, excluding the bitcoin posted as collateral to the Coinbase Line of Credit as described in Note 12 - Loans, are not subject to rehypothecation and do not serve as collateral for any existing loans or agreements. As of September 30, 2024, the Company held approximately 99% of its bitcoin in cold storage and 1% in hot wallets.

The cumulative realized gains from dispositions of bitcoin during the year ended September 30, 2024 was $63,878. There were no cumulative realized losses from dispositions of bitcoin during the year ended September 30, 2024.

7. NOTE RECEIVABLE FROM GRIID

On June 26, 2024, concurrent with the GRIID Agreement (see Note 5 - Acquisitions), the Company entered into the GRIID Credit Agreement, which is a senior secured term loan under which the Company provided a term loan of $55,919 to GRIID, which GRIID is permitted to use solely for certain purposes as set forth in the GRIID Credit Agreement.

On August 2, 2024, the Company and GRIID amended and restated the GRIID Credit Agreement (as amended and restated, the “A&R GRIID Credit Agreement”) to include, in addition to the term loan amount, a new delayed draw term loan facility of $40,000, which amounts GRIID is permitted to request pursuant to the terms of the A&R GRIID Credit Agreement and use solely for certain purposes as set forth in the A&R GRIID Credit Agreement. The Company may make one or more delayed draw term loans (each, a "Draw Loan") to GRIID from August 2, 2024 until the earlier of June 26, 2025 or the termination of the merger transaction defined in Note 5 - Acquisitions. Each borrowing shall be in a principal amount of $250 or a whole multiple of $100 in excess thereof. The outstanding amount of Draw Loans shall bear an interest of 8.5% per annum from the date any such Draw Loan is made to the day it is paid in full. Pursuant to the A&R GRIID Credit Agreement, any amounts borrowed and repaid prior to the maturity date cannot be reborrowed.

Nearing the end of fiscal year 2024, the Company continued to assess the credit risk associated with a note receivable from GRIID. This note primarily financed infrastructure improvements expected to provide long-term utility and strategic benefit to the Company, which significantly reduces the likelihood of credit loss. Based on this evaluation, the Company has determined that the risk of credit loss is immaterial and, accordingly, has not recognized a material allowance for credit losses related to this note. The Company monitored this exposure, but has acquired GRIID prior to the report date as discussed in the Note 5 - Acquisitions and Note 19 - Subsequent Events.

The maturity date of the term loan is deemed to be the earlier of (i) June 26, 2025, or (ii) 90 days after the termination of the merger transaction between the Company and GRIID under the GRIID Agreement (other than a termination resulting solely from the breach of the Company). On the maturity date, the principal and any accrued but unpaid interest will be due and payable. The term loan bears interest at a rate of 8.5% per annum. This note matured as part of the acquisition of GRIID, subsequent to the balance sheet date, as noted above. The GRIID Credit Agreement contains customary representations, warranties, covenants, and events of default for a term loan of this type.

As of September 30, 2024, the Note receivable from GRIID balance was $60,919 and interest receivable balance included in Prepaid expenses and other current assets was $1,286, within the Consolidated Balance Sheet.

8. INVESTMENTS AND DERIVATIVES

As of September 30, 2024 and September 30, 2023, the Company had total investments of $2,750 and $3,423, respectively, comprised of the following:

Interest Rate Swap Derivative

In relation to the Company’s Western Alliance Bank Credit Agreement entered into in August 2024, the Company has an interest rate swap agreement (see Note 12 - Loans) for which the interest rate swap is not a designated hedge. As of September 30, 2024, the Interest Rate Swap Derivative was fair valued at a $100 unrealized loss which is included in Other current liabilities on the Consolidated Balance Sheet.

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

ILAL Series B Preferred Stock (Investment in Debt Securities) and Embedded ILAL Derivative Asset

Pursuant to the terms of the SPA with ILAL, the Company purchased 1,000 shares of Series B Preferred Stock of ILAL (the “Series B Preferred Stock”) for an aggregate purchase price of $500 (the “Stock Transaction”), less certain expenses and fees. The Series B Preferred Stock accrues cumulative dividends in-kind at a rate of 12% per annum and was redeemable on August 6, 2020. The Series B Preferred Stock can be converted into common stock at a variable rate (refer the discussion on embedded derivative assets below). This variable conversion ratio will increase by 10% with the occurrence of certain events. Since the investments were not redeemed on August 6, 2020, they are now redeemable at the Company’s option in cash or into common stock, based on the conversion ratio. The Series B Preferred Stock is recorded as an AFS debt security and is reported at its estimated fair value as of September 30, 2024. Any change in the fair values of AFS debt securities are reported net of income tax as an element of Other Comprehensive income.

The Company accrued no interest (net of allowance) on its available-for-sale debt securities, as of September 30, 2024 and 2023, respectively. The fair value of the Company’s investment in the Series B Preferred Stock was $918 and $726 as of September 30, 2024 and 2023, respectively. The Company has included gain on fair value of Series B Preferred Stock amounting to $192 and $116 for the years ended September 30, 2024 and 2023, respectively, as part of other comprehensive income in the Consolidated Statements of Operations and Comprehensive Loss.

The Company has deemed the variable conversion feature (the “ILAL Derivative Asset”) of Series B Preferred Stock an embedded derivative instrument in accordance with ASC 815, Derivatives and Hedging. This topic requires the Company to account for the ILAL Derivative Asset on its balance sheet at fair value and account for changes in fair value as a derivative gain or loss. Changes in fair value of the ILAL Derivative Asset are presented as Other income (expense) in the Consolidated Statements of Operations and Comprehensive Loss.

Total fair value of investment in ILAL Derivative Asset as of September 30, 2024 and 2023 was $1,832 and $2,697, respectively and as included in Derivative assets on the Consolidated Balance Sheet. The Company fair values the debt security as a straight debt instrument based on liquidation value, accrued interest to date, and an estimated 60% recovery rate for first-lien debt, which is an unobservable input. The fair value of the ILAL Derivative Asset is based on the difference in the fair value of the Series B Preferred Stock determined as a straight debt instrument and the fair value of the Series B Preferred Stock if converted as of the reporting date.

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

Refer to the table below for a roll forward of assets carried at fair value on a recurring basis that utilize level 3 inputs to determine fair value:

($ in thousands)	Interest Rate Swap Derivative (1)(3)	ILAL Debt Securities	ILAL Derivative Asset(2)	ILAL Equity Securities	LawClerk Equity Securities
Balance as of September 30, 2021	$—	$494	$4,906	$11	$250
Shares sold during the year	—	—	—	(10)	—
Realized gain on fair value recognized in other income (expense)	—	—	—	1	—
Unrealized loss recognized in other income (expense)	—	—	(1,950)	(2)	—
Impairment loss	—	—	—		(250)
Unrealized gain on fair value recognized in Other comprehensive income	—	116	—	—	—
Balance as of September 30, 2022	$—	$610	$2,956	$—	$—
Unrealized loss recognized in other income (expense)	—	—	(259)	—	—
Unrealized gain on fair value recognized in Other comprehensive income	—	116	—	—	—
Balance as of September 30, 2023	$—	$726	$2,697	$—	$—
Unrealized loss on derivative asset	(100)	—	(865)	—	—
Unrealized gain on fair value recognized in other comprehensive income	—	192	—	—	—
Balance as of September 30, 2024	$(100)	$918	$1,832	$—	$—

(1) The "Other current liabilities" caption in the Consolidated Balance Sheet includes the Interest Rate Swap Derivative.
(2) The "Derivative investments" caption in the Consolidated Balance Sheet consists of ILAL Derivative Asset.
(3) See Note 12 - Loans

9. PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of September 30, 2024 and September 30, 2023:

($ in thousands)	September 30, 2024	September 30, 2023
Land	$32,190	$4,144
Land improvements	5,449	1,564
Building and improvements	76,719	52,198
Leasehold improvements	1,995	672
Miners	1,035,128	527,868
Mining equipment	23,066	18,706
Infrastructure	155,191	45,612
Machinery and equipment	15,061	1,907
Furniture and fixtures	1,706	386
Construction in progress	19,455	81,875
Total	$1,365,960	$734,932
Less: accumulated depreciation	(496,267)	(170,537)
Property and equipment, net	$869,693	$564,395

Depreciation expense for the years ended September 30, 2024, 2023 and 2022 was $152,469, $118,615 and $47,082, respectively. During the year ended September 30, 2024, $6,903 of property and equipment, net was disposed of for a loss of $5,466, and during the year ended September 30, 2023 $1,966 of property and equipment, net was disposed of for a loss of $1,931.

In April 2024, a bitcoin halving event took place. A bitcoin halving event, which occurs approximately every four years, reduces the block reward for bitcoin miners by 50%. This directly impacts the Company’s revenue generation from mining activities. As a result of the bitcoin halving event and the execution of the 100,000 miner purchase option for new Bitmain Antminer S21 Pro models (see Note 18 - Commitments and Contingencies), the Company concluded that various miner models (S19J, S19 J Pro and S19 J Pro+) would be removed from service and replaced with newer, more efficient miner models. The planned replacement is expected to be completed by December 31, 2024. Accordingly, the Company performed an impairment test on the miners planned for replacement, resulting in an impairment charge of approximately $189,000. The fair value less residual value of the impaired miners will depreciated over the remaining period in which they are operating. Significant inputs in the fair value calculation was future bitcoin prices, forecasted global hashrate and estimated future power prices.

Effective May 1, 2024, as a result of new information about actual lives of its bitcoin miners based on historical experience and advancements in overall miner efficiency, the Company has reduced the useful lives of miners from five years to three years. The impact of the change in useful lives of miners from five to three years increased depreciation expense and loss before income tax expense by approximately $7,261 for the year ended September 30, 2024, and decreased basic and diluted earnings per share by $0.03 for the year ended September 30, 2024.

In the fourth quarter of fiscal 2024, the Company began to engage in transactions to sell off certain miners that had been removed from service. The Company noted that the prevailing re-sell market rates decreased between June 2024 to September 2024, and as a result, the Company further changed its estimated salvage value of all of its out of service miners and recorded an impairment charge of approximately $7,800 in the fourth quarter of fiscal year 2024. The combined impairment charges for the year ended September 30, 2024 totaled approximately $197,000, which is recorded in the Consolidated Statements of Operations and Comprehensive Loss as "Impairment expense - fixed assets".

The Company placed in service property and equipment of $570,931 during the year ended September 30, 2024, which included $7,190 in machinery and equipment acquired in equipment loan transactions. This increase in fixed assets primarily consisted of miners and mining equipment amounting to $472,670. Assets acquired through acquisition transactions (see Note 5 - Acquisitions) resulted in an additional $87,239 in total assets placed in service. Additionally, in January 2024, the Company purchased raw land next to the Sandersville, GA location for approximately $1,038.

On April 7, 2023, CleanSpark HQ, LLC (“HQLLC”), a single member limited liability company and subsidiary wholly owned by the Company, purchased certain real property located in Henderson, Nevada (the "Eastern Property") for $4,100. The property consists of office space. The Company utilizes this office space as its new corporate headquarters. The real property is recorded in building and building improvements and was placed in service in the first quarter of fiscal 2024.

On May 1, 2023, the Company entered into a Purchase and Sale agreement with the Development Authority of Washington County to purchase 16.35 acres of land that was previously leased by the Company and an additional 10 acres of parcels in Sandersville, GA for a purchase price of $1,300 (the agreement was subsequently amended in June 2023 to increase the purchase price to $1,400). The leased land had been subject to an operating lease which was acquired by the Company under the Mawson Transaction. In accordance with ASC 842-Leases, the Company reassessed the lease classification as a finance lease and recorded land at the present value of the lease term (net of the carrying amount of the operating lease at time of conversion) and the land was recorded at $1,167. The land was also reclassified from finance lease right of use asset to land upon final payment being made on June 30, 2023.

Construction in progress: The Company is expanding its facilities in Georgia, Wyoming and Mississippi, including infrastructure, building, and land improvements to expand its mining operations.

As of September 30, 2024 and September 30, 2023, the Company has outstanding deposits for miners and mining equipment totaling $359,862 and $75,959, respectively. Such deposits are recorded as long-term assets on the Consolidated Balance Sheets.

10. INTANGIBLE ASSETS

Intangible assets consisted of the following as of September 30, 2024 and 2023:

	September 30, 2024			September 30, 2023
($ in thousands)	Intangible assets	Accumulated amortization	Net intangible assets	Intangible assets	Accumulated amortization	Net intangible assets
Software	$981	$(230)	$751	$440	$(90)	$350
Websites	15	(13)	2	15	(8)	7
Strategic Contract	9,800	(7,513)	2,287	9,800	(5,554)	4,246
Total	$10,796	$(7,756)	$3,040	$10,255	$(5,652)	$4,603

The strategic contract relates to the supply of a critical input to the Company’s bitcoin mining business at significantly lower prices compared to market.

Amortization expense for the years ended September 30, 2024, 2023 and 2022 was $2,140, $2,113 and $1,963, respectively.

During the years ended September 30, 2024 and 2023, the Company did not incur impairment losses related to the above intangible assets.

The following table presents the estimated amortization expense based on the Company’s amortizing intangible assets as of September 30, 2024:

Fiscal Year
($ in thousands)	September 30, 2024
2025	$2,158
2026	522
2027	193
2028	117
2029	50
Total	$3,040

11. LEASES

As of September 30, 2024, the Company had operating leases primarily for the land leases of its mining facilities in Georgia and Tennessee and finance leases primarily related to equipment used at its data center. The mining facilities comprise the Company’s material underlying asset class under operating lease agreements. The Company has no material finance leases.

In September 2024, the Company assumed two land leases and three short-term leases in connection with the acquisition of the locations in Tennessee. The lease terms of the land leases range from 1.8 to 12 years. As a result of the acquisition, the Company recognized operating lease liabilities of $344, and based upon acquisition cost allocation, recorded right of use assets, net unfavorable terms of $47. The short term leases are expiring in October 2024. As such, the lease payments are recognized on a straight-line basis on the consolidated statements of operations and comprehensive loss.

In June 2024, the Company assumed four land leases in connection with the acquisition of the LN Energy locations in Georgia. The lease terms of the LN Energy land leases range from 2.6 to 14.7 years. As a result of the acquisition, the Company recognized operating lease liabilities of $243, and based upon acquisition cost allocation, recorded right of use assets of $2,550.

In April 2024, the Company entered into a new operating land lease in Dalton, GA for the expansion of a fourth bitcoin mining location. The lease is for a total of $18 per year with an initial lease term of five years and one renewal period of five years, for which the Company recorded a right of use asset and operating lease liability of $122.

Office Space Operating Lease and Sublease

The Company also has an operating lease for office space which was previously utilized as its corporate headquarters. In January 2024, the Company ceased usage of the office space. In the quarter ended March 31, 2024, the Company wrote down the right of use asset as it considered the asset to be impaired since the space was not utilized and the efforts to find a sub-lessee at the time were unsuccessful. The Company impaired the right of use asset in the amount of $396 and has recorded this as "impairment expense - other" on the Consolidated Statements of Operations and Comprehensive Loss.

In July 2024, the Company entered into a sublease agreement in which it sublets the office space to the sublessee for the remainder of the original lease term expiring in April 2027. Sublease income for the year ended September 30, 2024 was approximately $15. The sublease did not relieve the Company from its original lease obligation.

The Company's lease costs recognized in the Consolidated Statements of Operations and Comprehensive Loss consist of the following:

	For the year ended September 30,
($ in thousands)	2024	2023	2022
Operating lease cost (1)	$293	$267	$113
Finance lease cost:
Depreciation expense of financed assets	$123	$197	$379
Interest on lease obligations	$10	$33	$38
Short-term rent expense	$7	$—	$—
(1) Included in general and administrative expenses.

Other lease information is as follows:

	For the year ended September 30,
($ in thousands)	2024	2023	2022
Cash paid for amounts included in measurement of lease obligations:
Operating cash outflows from operating leases	$316	$274	$131
Operating cash outflows from finance leases	$10	$33	$38
Financing cash outflows from finance leases	$151	$301	$519

	September 30, 2024	September 30, 2023
Weighted-average remaining lease term - operating leases	4.7 years	3.8 years
Weighted-average remaining lease term - finance leases	0.3 years	0.9 years
Weighted-average discount rate - operating leases	8.28%	5.40%
Weighted-average discount rate - finance leases	9.10%	5.50%

The following is a schedule of the Company's lease liabilities by contractual maturity as of September 30, 2024:

Fiscal Year ($ in thousands)	Operating Leases	Finance Leases
2025	$670	$48
2026	481	—
2027	199	—
2028	137	—
2029	398	—
Thereafter	72	—
Gross lease liabilities	1,958	48
Less: imputed interest	(398)	(1)
Present value of lease liabilities	$1,560	$47
Less: Current portion of lease liabilities	(563)	(47)
Total lease liabilities, net of current portion	$997	$—

12. LOANS

As of September 30, 2024, the Company had a gross balance of loans payable outstanding of $66,120, netted against discount on the loans payable of $163. Total principal payments on loans during the years ended September 30, 2024 and 2023 was $7,283 and $14,466, respectively. The following table reflects our outstanding loans as of September 30, 2024 and September 30, 2023:

			Loans Payable Balance, Net as of September 30,
($ in thousands)	Maturity Date	Rate	2024	2023
Coinbase Line of Credit	Not specified	8.50%	$50,000	$—
Western Alliance Bank Credit Agreement	Aug-29	6.75%	6,839	—
Trinity Master Equipment Financing Arrangement	Apr-25	13.80%	5,171	11,603
Mortgage - Corporate Facility	Apr-25	10.00%	1,981	1,950
Marquee Funding Partners	Aug-26 to Mar-27	13.00%	1,267	1,725
Auto & Equipment Loans	Jun-26 to Dec-29	0.0-11.3%	699	625
Total Loans Payable			$65,957	$15,903
Less: current portion of loans payable			(58,781)	(6,992)
Loans payable, net of current portion			$7,176	$8,911

The following table reflects the principal amount of loan maturities due over the next five years and beyond as of September 30, 2024:

($ in thousands)	5-Year Loan Maturities
Outstanding Loan	FY 2025	FY 2026	FY 2027	FY 2028	FY 2029	Thereafter	Total
Coinbase Line of Credit	$50,000	$—	$—	$—	$—	$—	$50,000
Western Alliance Bank Credit Agreement	811	869	930	996	3,327	—	6,933
Trinity Master Equipment Financing Arrangement	5,221	—	—	—	—	—	5,221
Mortgage - Corporate Facility	2,000	—	—	—	—	—	2,000
Marquee Funding Partners	521	592	154	—	—	—	1,267
Auto & Equipment Loans	226	218	128	94	29	4	699
Total principal amount of loan payments by fiscal year	$58,779	$1,679	$1,212	$1,090	$3,356	$4	$66,120
Unamortized deferred financing costs and discounts							(163)
Total loan book value as of September 30, 2024							$65,957

Description of Outstanding Loans

Coinbase Line of Credit and Receivable For Bitcoin Collateral

On August 7, 2024, the Company signed a Master Loan Agreement (the “Master Loan”) with Coinbase Credit, Inc. (the “Lender”) for a line of credit in which the Lender will lend the Company certain digital assets or cash. The Master Loan provided has a credit limit of $50,000. On or prior to a drawdown, the Company is required to pledge collateral, and the Company has opted to pledge bitcoin to be held in a segregated custody account, such that the loan-to-value ratio of principal outstanding of the loan and the fair value of collateral is equal to or less than 64%. If the value of the collateral under the credit facility decreases past a specified margin, the Company may be required to post additional bitcoin as collateral.

The Master Loan includes embedded redemption features, which allows the lender to redeem the security before its maturity date (“redemption feature”). The Master Loan also includes a contingent interest feature that requires additional interest to be paid only if certain conditions are met. One such redemption feature and contingent interest feature is in the event of default, including failure to maintain sufficient collateral, the Lender may liquidate the collateral to satisfy the outstanding loan balance or charge incremental interest at the federal funds rate upon the under-collateralized portion of the loan. The Company assessed the embedded redemption features and the contingent interest feature and determined the features are clearly and closely related to the line of credit and do not require bifurcation. Upon transfer of the bitcoin, the Lender has the exclusive right to sell, pledge and rehypothecate the bitcoin without notice to the Company. Either party can terminate a loan with two days’ notice to the other party. As of the date of this report, no such termination has occurred.

The Company drew $50,000 from the line of credit in August 2024, and concurrently transferred bitcoin to the Lender as collateral at fair value of $78,130. Pursuant to the terms, the line of credit initially bore interest of 9% per annum and has no defined maturity date but is terminable by either the Lender or the Company with notice. During September 2024, the interest rate on the line of credit was adjusted to 8.5% per annum. As of September 30, 2024, the outstanding balance on the Coinbase line of credit was $50,000 at a rate of 8.5% per annum.

Since the Lender has the rights to sell, pledge and rehypothecate the bitcoin during the term of the Master Loan, the Company derecognized the bitcoin transferred as collateral. As the Company has the right to receive the bitcoin back from the Lender upon the repayment of the line of credit, the Company recorded a corresponding Receivable for bitcoin collateral. The Receivable for bitcoin collateral is measured at fair value and changes in fair value are recorded as Change in fair value of bitcoin collateral under the Other Income category. As of September 30, 2024, 1,229 bitcoin was posted as collateral for the line of credit at a total cost basis of $76,444 and a fair value of $77,827.

Western Alliance Bank Credit Agreement

On August 14, 2024, the Company entered into a credit agreement that provides for borrowings under a promissory note with Western Alliance Bank. Pursuant to this agreement, the Company executed a promissory note in the amount of $7,000 in order to finance the purchase of an aircraft for operational use. The aircraft is pledged as collateral for the note. The notes bears a variable interest rate equal to the 30 day Secured Overnight Financing Rate (“SOFR”) plus 3% per annum, payable monthly, and matures on August 14, 2029.

The credit agreement contains financial covenants, including a minimum loan-to-value ratio, a minimum debt service coverage ratio, and a minimum average deposit balance. As of September 30, 2024, the Company was in compliance with all covenants, and no events of default had occurred under the credit agreement.

Concurrently with the credit agreement, on August 14, 2024, the Company entered into a plain vanilla interest rate swap agreement with a counterparty in which the company will pay a fixed rate of 6.75% and receive a variable rate equal to 30 day SOFR plus 3% per annum on the initial notional value of $7,000. This interest rate swap has a maturity date of August 14, 2029. This interest rate swap was not designated as a hedge and is presented within Note 8 - Investments and Derivatives.

Trinity Master Equipment Financing Agreement

On April 22, 2022, the Company entered into a Master Equipment Financing Agreement with Trinity Capital Inc. (the "Trinity"). The Master Equipment Financing Agreement provided for up to $35,000 of borrowings to finance the Company’s acquisition of blockchain computing equipment. The Company received a loan of $20,000 at closing, with the remaining $15,000 fundable upon the Company's request, if requested no later than December 31, 2022, subject to certain customary conditions. The Company did not request the funding and agreed with the Trinity that the related 1% loan commitment fee for the unused portion would be refunded to the Company, which was received in December 2022. The borrowings under the Master Equipment Financing Agreement are collateralized by 3,336 S19j Pro miners, which are located at the Company's College Park, GA and Norcross, GA sites.

The Company recorded an original loan discount of approximately $379, of which $150 was refunded and $76 and $56 was amortized and recorded to interest expense during the years ended September 30, 2024 and 2023, respectively.

Mortgage - Corporate Office

On May 10, 2023, HQLLC completed a refinancing transaction whereby it borrowed a net $1,937 against the equity of the real property purchased in April 2023 that now serves as the Company’s Corporate Office (see Note 9 - Property and Equipment). The loan agreement has a two-year term, 10% interest rate and monthly interest only payments until maturity.

Marquee Funding Partners

In connection with the acquisition of WAHA in August 2022, certain assets were encumbered with mortgages which the Company assumed. The mortgages assumed have a current unpaid principal balance of $1,267, remaining payment terms ranging from 23-29 months and an annual interest rate of 13%. The last mortgage matures on March 1, 2027.

Auto Loans

The Company has entered into various financing arrangements to purchase vehicles and non-miner equipment with combined principal amount of $699 as of September 30, 2024. The loans vary in terms from 12-72 months with annual interest rates ranging from 0.0% - 11.3%. The loans are secured by the purchased vehicles and equipment. During the year ended September 30, 2024, the Company entered into seven separate agreements for the purchase of machinery and equipment and mining equipment with a combined principal of $287, with terms ranging from 12-72 months and interest rates ranging from 0.0%-11.3%. The last auto loan will mature on December 18, 2029.

Western Alliance Equipment Financing Agreement

On August 28, 2024, the Company entered into an equipment financing agreement with Western Alliance Bank for borrowings of up to $1,000 to finance new equipment for operational purposes. The Company can continue to secure equipment with this equipment financing agreement until February 28, 2025. This instrument bears interest at the Floating Wall Street Journal Prime Rate plus 1.00% per annum, calculated on the basis of a 360-day year consisting of twelve (12) consecutive thirty (30)-day months, and will be charged for each day there is an outstanding balance. As of September 30, 2024, the financing agreement had no outstanding balance. The Floating Wall Street Journal Prime Rate was 8.00% at the end of the period, resulting in an interest rate of 9.00% per annum as of September 30, 2024. The financing agreement contains financial covenants, including a minimum loan-to-value ratio, a minimum debt service coverage ratio, and a minimum average deposit balance. As of September 30, 2024, the Company was in compliance with all covenants, and no events of default had occurred under the financing agreement.

SPRE Commercial Group, Inc.

In connection with the acquisition of WAHA, the Company entered into a financing arrangement with the seller. The loan had a term of 12 months with monthly payments of $174 and a stated interest rate of 12%. The loan matured in fiscal year 2023, and no amount is outstanding as of September 30, 2023.

As of September 30, 2024, the weighted average interest rate on all short-term obligations outstanding was approximately 9.0%, and the carrying values of all loans approximate fair values based on the borrowing rates currently available for loans with similar terms and average maturities.

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

Due to the enactment of the Tax Reform Act of 2017, the Company has calculated its federal taxes using an estimated corporate tax rate of 21%. U.S. Tax codes and laws may be subject to further reform or adjustment which may have a material impact to the Company’s deferred tax assets and liabilities.

For the years ended September 30, 2024, 2023 and 2022 the Company's loss from continuing operations before provision for income taxes were as follows:

	For the year ended September 30,
($ in thousands)	2024	2023	2022
Domestic	$(142,433)	$(131,303)	$(40,089)
Foreign	—	—	—
Loss before income taxes	$(142,433)	$(131,303)	$(40,089)

The components of the provision for income taxes in the years ended September 30, 2024, 2023 and 2022 were as follows:

	For the year ended September 30,
($ in thousands)	2024	2023	2022
Current:
Federal	$—	$—	$—
State	—	—	—
Deferred:
Federal	$3,344	$2,416	$—
State	—	—	—
Provision for income taxes	$3,344	$2,416	$—

The effective income tax rate for the periods ended September 30, 2024, 2023 and 2022 as a percentage of pre-tax income is (2.3%), (1.8%) and 0%, respectively. The significant reconciling items between the effective tax rate and the statutory tax rate for the periods ended September 30, 2024, 2023 and 2022 consist of valuation allowance, adjustments to deferred taxes, state taxes, and permanent items. A detailed breakout is provided below:

	For the year ended September 30,
($ in thousands)	2024	2023	2022
Tax benefit at federal statutory rate	$(29,911)	$(27,574)	$(8,417)
State taxes (net of federal benefit)	(3,075)	5,820	(303)
162(m) Excess Executive Compensation	9,806	6,823	—
Stock Option (Windfall)/Shortfall	(2,314)	—	—
Return to Provision Adjustments	2,301	29	—
Deferred Only Adjustments	15,445	745	4,408
Discontinued Operations	—	—	(3,750)
Change in Valuation Allowance	10,299	15,871	6,232
Other	793	702	1,830
	$3,344	$2,416	$—

Deferred income taxes are the result of timing differences between GAAP accounting and tax basis of certain assets and liabilities, timing of income and expense recognition of certain items, and tax attributes such at net operating loss carry-forwards. These differences result in deferred tax assets and liabilities, which are recorded in the balance sheet, net of valuation allowance. The Company evaluates the realizability of its deferred tax assets and assesses the need for a valuation allowance on an ongoing basis. In evaluating its deferred tax assets, the Company considers whether it is more likely than not that the deferred income tax assets will be realized. The ultimate realization of deferred tax assets depends upon generating sufficient future taxable income prior to the expiration of the tax attributes. This assessment requires significant judgment.

The significant components of the Company's deferred tax assets and liabilities as of September 30, 2024 and 2023 were as follows:

($ in thousands)	September 30, 2024	September 30, 2023
Deferred Tax Assets:
Right of Use - Lease Liability	$340	$(140)
Charitable Contributions	98	64
Tax Credits	200	200
Stock Based Compensation	113	281
Interest Expense Carryforwards	—	652
Intangible Assets	2,926	3,784
Net Operating Loss carryforwards	77,788	56,708
Other	1,134	4,085
Gross Deferred Tax Assets	$82,599	$65,634
Valuation Allowance	(54,926)	(44,627)
Total deferred tax assets, net of valuation allowance	$27,673	$21,007

Deferred Tax Liabilities
Right of Use - Lease Asset	$(691)	$138
Prepaid Expenses	(927)	(636)
Change in Fair Value of Digital Currency	(22,706)	—
Other	(1,070)	(1,451)
Fixed Assets & Intangible Assets	(8,040)	(21,474)
Gross Deferred Tax Liabilities	$(33,434)	$(23,423)
Net Deferred Tax Liabilities	$(5,761)	$(2,416)

For balance sheet presentation, the Company nets non-current deferred tax assets (net of valuation allowance) and liabilities. The following table summarizes the presentation:

	September 30, 2024	September 30, 2023

Net Non-current Deferred Tax Liabilities	$(5,761)	$(2,416)

In accordance with ASC 740, Accounting for Income Taxes, the Company evaluates its deferred income taxes to determine if valuation allowances are required. Pursuant to U.S. income tax accounting standards, companies assess whether valuation allowances should be established against their deferred tax assets based on the consideration of all available evidence using a “more-likely-than-not” standard. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. The Company considers the scheduled reversal of deferred tax liabilities. To fully utilize the net operating loss (“NOL”) carryforward, the Company will need to generate sufficient future taxable income in each respective jurisdiction. Due primarily to the Company’s history of losses, it is more likely than not that all or a portion of its deferred tax assets as of September 30, 2024 will not be realized.

The Company recorded a valuation allowance to offset the DTA that is not considered realizable for the tax year ended September 30, 2024 and September 30, 2023.

	As of September 30,
	2024	2023

Valuation Allowance	$(54,926)	$(44,627)

As of September 30, 2024, the Company had $332,586 of federal and $146,973 of state net operating loss carryforwards available to reduce future taxable income, of which federal net operating loss carryforwards of $325,943 have an indefinite life. The federal net operating losses will begin to expire on September 30, 2025, while state net operating losses will begin to expire in the year ending September 30, 2036.

The Company's ability to utilize its federal and state net operating loss carryforwards and federal tax credit carryforwards to reduce future taxable income and future taxes, respectively, may be subject to restrictions attributable to equity transactions that may have resulted in a change in ownership as defined by Internal Revenue Code Section 382 ("Section 382") or comparable provisions of state law. Tax attributes that exceed the Section 382 limitation in any year continue to be allowed as carryforwards until they expire and can be used to offset taxable income for years within the carryover period subject to the limitation in each year. Given the Company’s significant U.S. tax attributes, we continuously monitor potential ownership changes under Section 382. During the year, the Company completed a detailed study and determined an ownership change (as defined under Section 382) occurred during the third quarter of 2020, fourth quarter of 2020, and second quarter of 2023, triggering the application of Section 382. We do not currently expect any resulting Section 382 limitations on the use of our tax attributes to have a significant impact on our financial statements.

The Company recognizes the effect of income tax positions only if those positions are more likely than not to be sustained. Recognized income tax positions are measured at the largest amount that is greater than a 50% likelihood of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

The Company records interest and penalties related to unrecognized tax benefits in income tax expense, if applicable. The Company has no liability, interest or penalties for unrecognized tax benefits as of September 30, 2024. The Company does not anticipate the need to record a liability for unrecognized tax benefits within the coming year.

The Company files income tax returns in the U.S. federal and state jurisdictions. The 2020-2023 tax years generally remain subject to examination by the IRS and various state taxing authorities, although the Company is not currently under examination in any jurisdiction.
14. STOCKHOLDERS’ EQUITY

Overview

As of September 30, 2024, the Company’s authorized capital stock consisted of 300,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share.

Under the Certificate of Designation for the Series A Preferred Stock, holders of shares of the Company’s Series A Preferred Stock are entitled to quarterly dividends on 2% of the Company’s earnings before interest, taxes and amortization. The dividends are payable in cash or common stock. The preferred stock dividend for the years ended September 30, 2024, 2023 and 2022 was $3,421, $0 and $336, respectively. The holders of the Series A Preferred Stock will also have a liquidation preference on the stated value of $0.02 per share plus any accumulated but unpaid dividends. The holders are further entitled to have the Company redeem each share of their Series A Preferred Stock for three shares of common stock in the event of a change of control, and they are entitled to vote together with the holders of our common stock on all matters submitted to stockholders at a rate of forty-five (45) votes for each share of Series A Preferred Stock held.

The Company’s Series X Preferred Stock is not entitled to receive any dividends or other distributions of any kind, has voting rights to cast 1,000 votes per share, and is required to vote together with the outstanding shares of common stock and Series A Preferred Stock, as a single class, exclusively with respect to any proposal to increase the number of shares of common stock that the Company is authorized to issue, together with any ancillary, administrative or related matters necessary or advisable in connection with the implementation of such increase. The Series X Preferred Stock will be voted, without action by the holder, on any such proposal in the same proportion as the aggregate votes cast by holders of common stock and Series A Preferred Stock (excluding any shares of common stock and Series A Preferred Stock that are not voted “for” or “against” such proposal for any reason, including, without limitation, any abstentions or broker non-votes). Upon completion of that vote, the Series X Preferred Stock will be redeemed for cash at the aggregate $1 par value. As of September 30, 2024, a total of 1,000,000 Series X Preferred Stock was outstanding.

On October 25, 2024, the Company held a special meeting of stockholders at which its stockholders approved a proposal to amend the Company’s articles of incorporation to effectuate an increase in the number of shares of the Company’s common stock authorized for issuance from 300,000,000 shares to 600,000,000 shares. Each outstanding share of the Company’s Series X Preferred Stock was redeemed for an aggregate of $1 following the announcement of the vote on the authorized stock increase. See Note 19 - Subsequent Events.

Amendments to Articles of Incorporation

In March 2023, the Company's stockholders approved an amendment to the Company's articles of incorporation to increase the number of shares of common stock authorized for issuance from 100,000,000 shares to 300,000,000 shares. On October 25, 2024, the Company’s stockholders approved another amendment to the Company’s articles of incorporation to increase the number of shares of common stock authorized for issuance to 600,000,000.

At The Market Offering Agreement

On June 3, 2021, the Company entered into an At The Market Offering Agreement (the “Original ATM Agreement”) with H.C. Wainwright & Co., LLC (the “Agent”) to create an at-the-market equity program under which the Company may, from time to time, offer and sell shares of its common stock, having an aggregate gross offering price of up to $500,000, to or through the Agent.

On December 14, 2022, the Company entered into Amendment No. 1 to the Original ATM Agreement with the Agent (the “ATM Agreement Amendment” and, together with the Original ATM Agreement, the “ATM Agreement”). Under the ATM Agreement, the Company may, but has no obligation to, issue and sell up to the lesser number of shares (the “Shares”) of the Company’s common stock that does not exceed (a) $500,000 of shares of common stock, exclusive of any amounts previously sold under the Original ATM Agreement, (b) the number of authorized but unissued shares of common stock (less the number of shares of common stock issuable upon exercise, conversion or exchange of any outstanding securities of the Company or otherwise reserved from the Company’s authorized capital stock), or (c) if applicable, the maximum number or dollar amount of shares of common stock that can be sold without causing the Company or the offering of the Shares to fail to satisfy the eligibility and transaction requirements for use of Form S-3, including General Instruction I.B.6 of Registration Statement on Form S-3, from time to time through the Agent, or to them, as sales agent and/or principal.

On January 5, 2024, the Company entered into a new At The Market Offering Agreement (the “Original 2024 ATM Agreement”) with the Agent to create an at-the-market equity program under which the Company may, but has no obligation to, issue and sell up to the lesser number of shares of the Company’s common stock that does not exceed (a) $500,000 of shares of common stock, or (b) the number of authorized but unissued shares of common stock (less the number of shares of common stock issuable upon exercise, conversion or exchange of any outstanding securities of the Company or otherwise reserved from the Company’s authorized capital stock). In connection with the Company’s entry into the 2024 ATM Agreement, the ATM Agreement was terminated. From the inception of the Original 2024 ATM Agreement through March 31, 2024, the Company issued and sold 34,075,408 shares under the 2024 ATM Agreement for net proceeds of $487,500.

On March 28, 2024, the Company entered into Amendment No. 1 to the At the Market Offering Agreement with the Agent (the “March 2024 ATM Amendment”). Under the March 2024 ATM Amendment, the Company may, but has no obligation to, issue and sell up to the lesser number of shares of the Company’s common stock that does not exceed (a) $800,000 of shares of common stock, or (b) the number of authorized but unissued shares of common stock (less the number of shares of common stock issuable upon exercise, conversion or exchange of any outstanding securities of the Company or otherwise reserved from the Company’s authorized capital stock). From the inception of the March 2024 ATM Amendment through September 30, 2024, the Company issued and sold 44,415,161 shares under the 2024 ATM Agreement for net proceeds of $593,200. As of September 30, 2024, the Company had $191,605 of remaining capacity to issue shares under the March 2024 ATM Amendment. The Company had issued all of the ATM’s remaining capacity through the date of these consolidated financial statements as noted in Note 19 - Subsequent Event.

The Company paid an average of 3% in fees related to all gross proceeds received from the ATM agreements entered into since 2021, collectively, “the ATM offering facility”.

Common stock issuances for the year ended September 30, 2024

The Company issued 106,969,819 shares of common stock through its ATM offering facility, with gross proceeds of $1,253,697 and offering costs of $31,454, resulting in net proceeds of $1,222,243.

The Company issued 5,357,166 shares of common stock in relation to the settlement of restricted stock awards and withheld 1,763,415 shares of common stock of $22,555 for net settlement.

The Company issued 149,293 shares of common stock in connection with the exercise of stock options and warrants. Cash received from such issuance was $752.

Common stock issuances for the year ended September 30, 2023

The Company issued 98,829,525 shares of common stock through its ATM offering facility, with gross proceeds of $395,977 and offering costs of $12,202, resulting in net proceeds of $383,776.

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

The Company issued 105,423 shares of common stock in relation to the exercise of stock options with proceeds received of $817.

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

Common stock returned during the year ended September 30, 2022

The Company had 232,518 shares of common stock returned to the Company as part of the settlement of contingent consideration and holdbacks related to business acquisitions.

15. STOCK WARRANTS

The following is a summary of stock warrant activity during the years ended September 30, 2024, 2023 and 2022:

	Number of Warrant Shares	Weighted Average Exercise Price ($)
Balance, September 30, 2021	615,554	$30.72
Warrants expired	(413,334)	$39.38
Warrants exercised	—	$-
Balance, September 30, 2022	202,220	$13.03
Warrants expired	(16,660)	$8.00
Warrants exercised	—	$-
Balance, September 30, 2023	185,560	$13.49
Warrants expired	(103,000)	$18.20
Warrants exercised	(65,000)	$8.00
Balance, September 30, 2024	17,560	$6.12

As of September 30, 2024, there were warrants exercisable to purchase 17,560 shares of common stock in the Company and there were no warrants that were unvested. All outstanding warrants contain provisions allowing a cashless exercise at their respective exercise prices.

As of September 30, 2024, 10,000 of the outstanding warrants had a remaining term of 3.9 years and an intrinsic value of $13. The remaining 17,560 of the outstanding warrants do not have expiration dates and have an intrinsic value of $43.

During the fiscal year ended September 30, 2024, there were 65,000 warrants exercised on a cash-less basis, with 42,777 net shares issued. There were no warrants issued for fiscal years ended September 30, 2023 or 2022.

16. STOCK-BASED COMPENSATION

The Company sponsors a stock-based incentive compensation plan known as the 2017 Incentive Plan, as amended, (the “Plan”), with an evergreen provision that allows for the increase of the maximum number of shares of common stock available under the Plan to fifteen percent (15%) of the Company's outstanding shares of common stock.

As of September 30, 2024, prior to giving any effect to the evergreen provision that allows for the increase of shares on October 1, 2024, there were 8,300,575 shares available and authorized for issuance under the Plan. Although the Board is authorized to increase the number of shares in the Plan up to 15% of the Company’s outstanding common shares, as of September 30, 2024 it has not authorized any increased in Plan shares since the Company filed its latest Registration Form on Form S-8 on December 8, 2023.

The Company granted 174, 24,482 and 89,445 non-qualified options pursuant to the Plan during the fiscal years ended September 30, 2024, 2023 and 2022, respectively.

The Company recognized $29,555, $24,142 and $31,466 for the fiscal years ended September 30, 2024, 2023 and 2022, respectively, in stock-based compensation.

STOCK OPTIONS

The following is a summary of stock option activity during the fiscal years ended September 30, 2024, 2023 and 2022:

	Number of Option Shares	Weighted Average Exercise Price ($)
Balance, September 30, 2021	1,547,029	$18.35
Options granted	215,750	$14.47
Options expired	—	$-
Options canceled/forfeited	(238,418)	$15.40
Options exercised	(105,423)	$7.43
Balance, September 30, 2022	1,418,938	$19.11
Options granted	789,750	$5.72
Options expired	(44,600)	$6.05
Options canceled/forfeited	(193,630)	$10.77
Options exercised	—	$-
Balance, September 30, 2023	1,970,458	$14.86
Options granted	611,823	$14.70
Options expired	(93,057)	$9.38
Options forfeited	(97,246)	$8.71
Options exercised	(106,516)	$7.07
Balance, September 30, 2024	2,285,462	$15.58

As of September 30, 2024, there were options exercisable to purchase 1,394,604 shares of common stock in the Company and 890,858 unvested options outstanding that cannot be exercised until vesting conditions are met. As of September 30, 2024, the outstanding options have a weighted average remaining term of 7.55 years and an aggregate intrinsic value of $2,453. Forfeitures of options are recognized as they occur.

Option activity for the year ended September 30, 2024

During the year ended September 30, 2024, 106,516 stock options were exercised for net cash proceeds to the Company of $752.

For the year ended September 30, 2024, the Company also granted 611,823 options to purchase shares of common stock to employees with a total fair value of $8,030.

Option activity for the year ended September 30, 2023

During the year ended September 30, 2023, no stock options were exercised.

For the year ended September 30, 2023, the Company also granted 789,750 options to purchase shares of common stock to employees with a total fair value of $4,513.

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

Fair value for stock options is determined using the Black-Scholes option model. The Black-Scholes model utilized the following inputs to value the options granted during years ended September 30, 2024, 2023 and 2022:

	For the year ended September 30,
Fair value assumptions Options:	2024	2023	2022
Risk free interest rate	3.46% - 4.82%	2.65% - 4.44%	1.04% - 3.65%
Expected term (years)	5.8 - 6.2	5.06 - 5.85	4.99 - 7.35
Expected volatility	122.1% - 176.0%	157.1% - 194.9%	187.2% - 533.0%
Expected dividends	0%	0%	0%

As of September 30, 2024, the Company expects to recognize $8,503 of stock-based compensation for the non-vested outstanding options over a weighted-average period of 2.39 years.

RESTRICTED STOCK UNITS

The Company grants RSUs that contain either a) service conditions, b) performance conditions, or c) market performance conditions. RSUs containing service conditions vest monthly, quarterly or annually. RSUs containing performance conditions generally vest over 1 year, and the number of shares earned depends on the achievement of predetermined Company metrics and may also include a service condition. RSUs that contain market conditions will vest based on the terms of the agreement and generally are either 1 year or over the employee's term of employment.

The Company recognizes the expense equal to the total fair value of the RSUs on the grant date. The time-based RSUs granted were valued equal to the stock price on the grant date and the value of market-based and performance based RSUs were valued utilizing the Monte-Carlo valuation model. The expense is recognized ratably over the requisite service period and forfeitures are recognized as they occur.

The following table summarizes the activity for all RSUs during the fiscal years ended September 30, 2024, 2023 and 2022:

	Number of Shares	Weighted Average Fair Value Per Share	Aggregate Intrinsic Value
Outstanding at October 1, 2021	10,995	$27.73	$—
Granted	7,306,250	7.18
Vested	(1,757,938)	13.37
Forfeited	(110,759)	15.27
Outstanding at September 30, 2022	5,448,548	$4.93	$17,326
Granted	3,880,552	3.65
Vested	(3,813,617)	4.58
Cancelled	(40,000)	-
Forfeited	(4,048)	29.34
Outstanding at September 30, 2023	5,471,435	$4.18	$20,846
Granted	1,493,556	9.67
Vested	(5,268,276)	4.66
Forfeited	(22,504)	5.81
Outstanding at September 30, 2024	1,674,211	$7.56	$12,649

During the year ended September 30, 2024, the Company granted 1,493,556 RSUs to employees, all of which were time-based RSUs.

During the year ended September 30, 2023, the Company granted 3,880,552 RSUs, which consisted of 360,552 time-based RSUs and 60,000 performance-based RSUs (of which 40,000 market-based awards were exchanged and reflected in the table above as cancelled). Additionally, on September 29, 2023, the Compensation Committee granted 3,460,000 market-based restricted stock units to senior leadership of the Company. The market-based awards vest 33% each tranche based upon the Company's stock price reaching 200%, 300% and 400% of the stock price on the date of grant. Each tranche vested upon the target stock price being met for at least 10 of 20 consecutive trading days and the awards were not dependent on a defined service period. The total fair value of the award was approximately $13,160 and all the market-based awards were vested, expensed and issued through March 2024.

During the year ended September 30, 2022, the Company granted 7,306,250 restricted stock awards. Certain of the awards were issued in the first quarter of fiscal year 2022 comprised of 120,000 service condition based awards, 146,250 that were performance condition-based awards, and 910,000 that were market condition-based awards. The market condition based RSUs consisted of 60,000 units that were perpetual in nature, and therefore, were given a derived service period of 5 years. The remaining 810,000 RSUs had a stated service period of 1 year.

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

The Compensation Committee also modified previously issued awards from the first quarter of fiscal year 2022 as follows:

(1) granted immediate vesting of the 810,000 market based awards; and

(2) modified the market condition based 60,000 units that were perpetual in nature, and 10,000 unvested service condition RSUs, which were replaced with

(a) 120,000 service condition-based RSUs that vest over a 3-year period, and

(b) 120,000 performance-based RSUs, of which $111,429 vested in fiscal year 2023.

The fair value of the market based RSUs were determined using the Monte Carlo simulation and the inputs of market-based RSUs for each of the fiscal years in which market-based RSUs were issued were as follows:

Fair value assumptions - Market-based RSUs granted:	September 30, 2023	September 30, 2022
Risk free interest rate	4.59%	0.14% - 1.26%
Expected term (years)	10.00	1.00 - 5.00
Expected volatility	129.70%	111.37% - 172.18%
Cost of equity	21.55%	20.00% - 21.00%

As of September 30, 2024, the Company had approximately $12,412 in unrecognized compensation cost related to restricted stock unit awards that will be recognized over a weighted average period of 2.22 years.

The Company recognized stock-based compensation expenses related to restricted stock units, of $23,992, $17,720 and $23,661 for the fiscal years ended 2024, 2023 and 2022, respectively.

17. MAJOR CUSTOMERS AND VENDORS

The Company had one mining pool operator (Foundry Digital) during the fiscal years ended September 30, 2024, 2023 and 2022.

The Company had the following significant suppliers of mining equipment, with the percentage based on purchase amounts.

	For the Year Ended September 30,
	2024	2023	2022
Bitmain Technologies	100%	75%	12%
Cryptech Solutions	0%	25%	88%

18. COMMITMENTS AND CONTINGENCIES

Purchase of modular immersion data centers

The Company entered into a $165,000 contract subject to certain discounts in June 2024 for the purchase and on-site construction and installation of modular immersion data centers. The contract includes two phases for which only phase 1 is a firm commitment to the Company in the amount of $66,000 (before taxes and discounts), for which $30,000 of phase 1 was paid in July 2024 and is included in Deposits on miners and mining equipment in the Consolidated Balance Sheet as of September 30, 2024. The remainder is expected to be paid before the end of the first quarter in the 2025 fiscal year. In August 2024, the Company elected to undertake phase 2 for $99,000 (before taxes and discounts), an advanced payments of approximately 50% are due in November 2024 and the remainder is expected to be paid in installments between December 2024 through April 2024. Upon timely payment of the first installments due for both phase 1 and phase 2, discounts of $3,000 and $4,500, respectively, are applied to the obligation.

Purchase of bitcoin miners

The Company had $115,299 in unrecorded open purchase commitments for miners or mining equipment as of September 30, 2024. These commitments pertain to the purchase transactions with Bitmain Technologies Delaware Limited ("Bitmain Technologies") signed in April 2024 and August 2024 for the purchase of 100,000 S21 Pro bitcoin mining machines for a total purchase price of $374,400 and 26,000 S21 XP Immersion bitcoin mining machines for a total purchase price of $167,700. The Company had made $376,883 in combined payments in relation to these miners. As of September 30, 2024, the Company had $49,918 in Accounts payable in relation to these agreements on the Consolidated Balance Sheets.

Commitments under open construction projects

The Company has open commitments relating to the construction and development of new mining locations and operational facilities of $15,261, which includes $2,888 for the construction of the data center in Clinton, MS.

Contractual future payments

The contractual future payment related to the Company’s leases and loans payable are disclosed in Note 11 - Leases and Note 12 - Loans, respectively, to the Consolidated Financial Statements. The following table sets forth certain information concerning the Company’s unconditional obligations to make contractual future payments towards our agreements as of September 30, 2024 (these amounts are not recorded in the Consolidated Balance Sheets):

($ in thousands)	Fiscal Year 2025	Fiscal Year 2026	Fiscal Year 2027	Fiscal Year 2028	Fiscal Year 2029	Thereafter	Total
Contractual obligations:
Modular immersion data centers (net discounts)	$135,000	$—	$—	$—	$—	$—	$135,000
Miners and mining equipment contracts	115,299	—	—	—	—	—	115,299
Construction in progress	15,261	—	—	—	—	—	15,261
Tennessee Real Estate (Note 5)	2,500	—	—	—	—	—	2,500
Total	$268,060	$—	$—	$—	$—	$—	$268,060

Obligation to return of power deposits

Upon receiving power bills pertaining to the month in which each MIPA (Note 5 - Acquisitions) closed, the Company has an obligation to pay the TN MIPA Seller an amount equal to the deposits the TN MIPA Seller had made to power providers for each location less the portion of power bill covering the power utilized by TN MIPA Seller and any other remedies identified within 10 days. In aggregate, the power providers held $6,012 in power deposits from the TN MIPA Seller.

State Tax Incentives

When the Company enters new jurisdictions, it seeks incentives on taxes including; sales and use taxes, property taxes, employment taxes and income taxes. The Company has been previously successful obtaining such incentives and is currently seeking incentives, which if the Company is unsuccessful may result in a liability of approximately $6,300.

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

Hasthantra v. CleanSpark, Inc. et al.

On January 20, 2021, Scott Bishins (“Bishins”), individually, and on behalf of all others similarly situated (together, the “Class”), filed a class action complaint in the United States District Court for the Southern District of New York against the Company and certain of its officers, including the Company’s CEO and the Executive Chair (such action, the “Class Action”).

On December 2, 2021, the court appointed Bishins and Darshan Hasthantra as lead plaintiffs, and on February 1, 2024, the Court entered a voluntary dismissal on behalf of Bishins.

The plaintiffs filed an Amended Complaint on February 28, 2022 alleging that, between December 10, 2020 and August 16, 2021, defendants made material misstatements and omissions in relation to disclosures surrounding the Company’s acquisition of ATL and its anticipated expansion of bitcoin mining operations. The plaintiffs seek certification of the Class, an award of compensatory damages and an award of reasonable costs and expenses incurred by the Class in the litigation.

To date, no class has been certified in the Class Action. Discovery is currently proceeding.

The Company believes that the claims asserted are without merit and intends to defend against them vigorously. At this time, the Company is unable to estimate potential losses, if any, that may arise.

Consolidated Ciceri Derivative Actions

On May 26, 2021, Andrea Ciceri (“Ciceri”) filed a shareholder derivative action in the United States District Court for the District of Nevada against officers and directors of the Company, including the Company’s Executive Chair, CEO, former CFO, and certain other members of the Board of Directors. This and other related filings were consolidated by the Court on June 29, 2021 (the “Consolidated Ciceri Action”).

The claims asserted in the Consolidated Ciceri Action include breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement and waste of corporate assets. The plaintiffs seek declaratory relief, monetary damages and the imposition of additional corporate governance and internal controls.

On June 27, 2023, the Company’s Board of Directors appointed a Special Litigation Committee (“SLC”) comprised of independent directors to intervene in the case, investigate, evaluate and prosecute as appropriate any and all claims asserted in the Consolidated Ciceri Action as well as the Consolidated Smith Action (as defined below). On October 23, 2023, the Consolidated Ciceri Action was stayed to allow the SLC to intervene, investigate and determine an appropriate course of action for the claims alleged, which stay was later extended up to November 30, 2024. On October 16, 2024, the SLC filed a motion to defer to the SLC’s determination that the claims in the Consolidated Ciceri Action should be dismissed. On October 28, 2024, the court ordered the parties’ stipulation wherein the parties agreed to submit a status update to the court by November 30, 2024 and meet and confer regarding a proposed briefing schedule.

The Company believes that the claims raised in the Consolidated Ciceri Action are without merit and intends to defend itself vigorously. At this time, the Company is unable to estimate potential losses, if any, related to the Consolidated Ciceri Action.

Consolidated Smith Derivative Actions

Starting with a February 21, 2023 filing by Brandon Smith, and continuing through March 8, 2023, four shareholder derivative actions were filed in the Eighth Judicial District Court of the State of Nevada in Clark County against officers and directors of the Company, including the Company’s Executive Chair, CEO, former CFO, and certain other members of the Board of Directors. Each of these actions was consolidated in the Eighth Judicial District Court of Nevada in Clark County (the “Consolidated Smith Action”).

The claims asserted in the Consolidated Smith Action include breach of fiduciary duties, unjust enrichment and corporate waste. The plaintiffs seek monetary damages, restitution, declaratory relief, litigation costs and the imposition of adequate corporate governance and internal controls.

On December 1, 2023, the Court granted the SLC’s motion to intervene and stay the case pending the SLC’s investigation, staying the case through April 6, 2024, which was later extended to November 30, 2024. On October 16, 2024, the SLC filed a motion to defer to the SLC’s determination that the claims in the Consolidated Smith Action should be dismissed. On October 31, 2024, the court ordered the parties’ stipulation, wherein the parties agreed to submit a status update to the court by November 30, 2024, and meet and confer regarding a proposed briefing schedule.

The Company believes that the claims raised in the Consolidated Smith Action are without merit and intends to defend itself vigorously against them. At this time, the Company is unable to estimate potential losses, if any, related to the Consolidated Smith Action.

19. SUBSEQUENT EVENTS

At-the-Market Equity Issuances

From October 1, 2024 through December 3, 2024, the Company issued 16,619,631 shares under its ATM offering facility resulting in gross proceeds of $191,603 and issuance costs of $4,795.

GRIID Acquisition

On October 30, 2024, the Company completed its acquisition of GRIID pursuant to the GRIID Agreement; see Note 5 - Acquisitions.

Long-Term Incentive Plan and Awards

On October 1, 2024, the Company’s Compensation Committee of Board of Directors (the “Committee”) approved the establishment of the Company’s Long-Term Incentive Program (the “LTIP”) under the Plan and the 2025 LTIP Awards which permits the issuance of RSUs to executive officers and other executives pursuant to the Plan. Awards granted pursuant to the 2025 LTIP are in addition to cash annual bonus awards and annual time-based RSU awards, if any, and are a key element of the Company’s compensation program.

On October 2, 2024, the Committee granted 2025 LTIP Awards to the executive officers and other executives. The value of these awards is based on the Company’s achievement of pre-determined performance metrics, including total growth, uptime, efficiency, and stockholder return. The Company’s performance on these metrics will be evaluated relative to its peer group, expressed as a percentile. This relative performance determines the percentage of granted RSUs that recipients will earn, ranging from 0% to 200% of the awarded amount. If the Company achieves 100% of the target performance, the total RSUs earned would be approximately 4,967,000.

Increase in Authorized Shares of Common Stock

On October 25, 2024, the Company’s stockholders approved an amendment to the Company’s articles of incorporation, which amendment increased the number of shares of common stock authorized for issuance from 300,000,000 shares to 600,000,000 shares. The 1,000,000 outstanding shares of the Company’s Series X Preferred Stock was redeemed for an aggregate of $1 following the announcement of the vote on the authorized stock increase.

Sale of Miners

In October and November 2024, the Company entered into sale and purchase agreements with third party companies and completed sales of miners for approximately $29,000.

Tennessee Acquisitions

On October 11, 2024, the Company paid the TN MIPA Seller $5,605 to close on the acquisition of the final two sites out of the seven sites purchased. On October 21, 2024, the Company closed on the acquisition of the four real estate properties in Tennessee for approximately $2,500.

On October 29, 2024, the Company paid the TN MIPA Seller $5,484 in exchange for utility deposits with power providers of all seven Tennessee locations and such deposits are now held by the Company; see Note 5 - Acquisitions.

Coinmint Colocation Agreement Non-renewal

On October 1, 2024, the Company and Coinmint, LLC mutually agreed to the non-renewal of the Colocation Mining Services Agreement dated July 1, 2021, as amended on March 17, 2022 and May 25, 2023 (the "Agreement"). Under the Agreement, Coinmint, LLC provided colocation services for the Company's bitcoin mining equipment at Coinmint, LLC's facility in Massena, New York. The Agreement is scheduled to expire on January 1, 2025.

CLEANSPARK, INC.

Schedule II - Valuation and Qualifying Accounts

(in thousands)

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period
Year ended September 30, 2024
Deferred tax valuation allowance	$44,627	$10,299	$—	$54,926

Year ended September 30, 2023
Deferred tax valuation allowance	$28,756	$15,871	$—	$44,627

Year ended September 30, 2022
Deferred tax valuation allowance	$22,524	$6,232	$—	$28,756

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

In connection with the preparation of this Annual Report on Form 10-K, our management conducted an assessment of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report (under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”)). Based on that assessment, our CEO and CFO have concluded that, as of September 30, 2024, our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were not effective due to material weaknesses in internal control over financial reporting, as described below. Management’s assessment of the effectiveness of our disclosure controls and procedures is expressed at a level of reasonable assurance because management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our Board and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Under the supervision and participation of our management, including our CEO and CFO, we evaluated the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control - Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. As part of our assessment of the effectiveness of our internal control over financial reporting as of September 30, 2024, management identified the following material weaknesses:

•
The Company did not design and maintain effective information systems general controls over program change management, logical access and segregation of duties for our general ledger. Specifically, we did not maintain documentation to support the operation of our controls over change management for the Company’s general ledger, and the assignment or permissions to users which allowed certain users to create new users and assign those users existing predefined roles in the general ledger, which could result in an override of existing internal controls over financial reporting. The existence of this material weakness affected the design of internal controls related to various assertions in certain financial statement line items such that internal controls were not effective for cash and cash equivalents, bitcoin, receivable from bitcoin collateral, note receivable from GRIID, property and equipment, deposits on miners, accounts payable, accrued liabilities, loans payable, deferred income taxes, stockholders' equity, bitcoin mining revenue, cost and expenses, share-based payments, and income tax expense.
•
The Company did not design and maintain effective controls to address the accounting for property plant and equipment, and deposits on miners.
•
The Company did not design and maintain effective controls over payroll, including controls over the use of information from its third-party payroll service provider, maintaining appropriate segregation of duties and processing of payroll.
•
The Company did not design and maintain effective controls to safeguard cash that could result in the issuance of cashier's checks without any independent oversight.

These material weaknesses did not result in any identified material misstatements to the financial statements, and there were no changes to previously released financial results. Based on these material weaknesses, management concluded that at September 30, 2024, internal control over financial reporting was not effective. Our independent registered public accounting firm, BDO USA, P.C., has issued an adverse audit report on the effectiveness of internal control over financial reporting as of September 30, 2024, which appears on page F-2.

Following identification of the material weaknesses and prior to filing this Annual Report on Form 10-K, we completed substantive procedures for the year ended September 30, 2024. Based on these procedures, management believes that our consolidated financial statements included in this Form 10-K have been prepared in accordance with U.S. GAAP. Our CEO and CFO has certified that, based on their knowledge, the financial statements, and other financial information included in this Form 10-K, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Form 10-K.

MANAGEMENT’S PLAN FOR REMEDIATION

The Company’s Board of Directors and management take internal control over financial reporting and the integrity of its consolidated financial statements seriously.

Management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weaknesses are remediated, such that these controls are designed, implemented, and operating effectively. The remediation actions include the following:

Material weakness over design of information systems general controls

The planned remediation actions include the following:

•
Removed users’ access within the general ledger system that allowed a user to create users and also perform accounting transactions;
•
Implemented quarterly reviews of user access logs by individuals who do not perform accounting transactions in the general ledger;
•
Redesigned and implemented relevant complementary user entity controls identified in third-party service organization system organization and control reports;
•
Expanded the management and governance over IT system controls, including the hiring of a Systems Analyst and an IT Analyst;
•
Redesigned and implemented controls over the completeness and accuracy of information used in the operation of controls, including data used in the preparation of condensed consolidated financial statements; and
•
Redesigned and implemented controls over logical access, including user access provisioning, termination, and periodic review for all financial reporting systems.

Material weakness design of property plant and equipment and deposits on miners.

The planned remediation actions include the following:

•
Redesign and implementation of controls related to the counting of received property, plant and equipment;
•
Design and implement controls over the completeness and accuracy of information used in the operation of controls, including data used in the preparation of condensed consolidation financial statements;
•
Implement controls related to the miner receiving process to ensure adequate documentation is maintained to support the accounting for miners in transit and period-end balances; and
•
Conduct training related to documentation, policies and procedures for shipping, receiving and counting of property, plant and equipment.

Material weakness in the design of controls related to the Company’s use of its third-party payroll service provider and payroll processing.

The planned remediation actions include the following:

•
Redesign and implement controls to address segregation of duties issues when processing, approving and submitting payroll.
•
Implement controls related to confirmation of payrolls processed are same as those approved.
•
Restrict administrator access to individuals who do not have responsibility to process, approve or submit payroll.

Material weakness related to the design of internal controls to safeguard cash assets

The planned remediation actions include the following:

•
Design and implement a control to require two approval signatures for cashier check requests; and
•
Enhance the design of controls related to cash reconciliation procedures verifying cashier checks issued.

While these remedial actions are designed to correct the material weaknesses, changes to internal controls over financial reporting require operation for a sufficient period of time in order for management to evaluate and test the operating effectiveness. Management will continue to monitor and evaluate the effectiveness of these changes for a sufficient period of time prior to concluding that these controls are designed and operating effectively, and the material weaknesses can be considered remediated.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Except for the material weaknesses and the remedial measures described above, there have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the fourth quarter of fiscal year 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 9B. Other Information

None of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended September 30, 2024.

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

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger by and between the Company and Pioneer Critical Power, Inc., dated January 22, 2019	8-K	000-53498	2.1	January 24, 2019
2.2 †	Agreement and Plan of Merger, dated as of December 9, 2020, by and among CleanSpark, Inc., ATL Data Centers LLC, CLSK Merger Sub, LLC and the Sellers	8-K	001-39187	2.1	December 10, 2020
2.3†	Agreement and Plan of Merger, dated as of February 23, 2021, by and among CleanSpark, Inc., CLSK SWS Merger Sub, Inc., Solar Watt Solutions, Inc., and the Sellers.	8-K	001-39187	10.1	February 24, 2021
2.4†	Agreement and Plan of Merger, dated June 26, 2024, by and among CleanSpark, Inc., Tron Merger Sub, Inc. and GRIID Infrastructure Inc.	8-K	001-39187	2.1	June 27, 2024
3.1	Conformed Copy of First Amended and Restated Articles of Incorporation of CleanSpark, Inc., as amended through October 28, 2024					X
3.2	First Amended and Restated Bylaws of CleanSpark, Inc., dated September 17, 2021	8-K	001-39187	3.2	September 17, 2021
3.3	First Amendment to First Amended and Restated Bylaws of CleanSpark, Inc., dated August 28, 2024	8-K	001-39187	3.2	August 30, 2024
3.4	Certificate of Designation of Series A Preferred Stock, dated April 15, 2015	8-K	000-53498	3.2	April 16, 2015
3.5	Certificate of Amendment to Certificate of Designation of Series A Preferred Stock, dated October 9, 2019	8-K	000-53498	3.1	October 9, 2019
3.6	Certificate of Designation of Series X Preferred Stock, dated August 30, 2024	8-K	001-39187	3.1	August 30, 2024
4.1	Description of Registered Securities					X
4.2	Amended and Restated Warrant Agreement, dated November 8, 2024, by and between CleanSpark, Inc. and Securities Transfer Corporation	8-A	001-39187	4.1	November 8, 2024
4.3	Form of Warrant Certificate (included in Exhibit 4.2)	8-A	001-39187	4.2	November 8, 2024
10.1+	CleanSpark, Inc. 2017 Equity Incentive Plan	S-8	333-218831	10.12	June 19, 2017
10.2	Non-Competition and Non-Solicitation Agreement, dated January 22, 2019	8-K	000-53498	10.2	January 24, 2019
10.3	Indemnity Agreement, dated January 22, 2019	8-K	000-53498	10.3	January 24, 2019
10.4	Contract Manufacturing Agreement, dated January 22, 2019	8-K	000-53498	10.4	January 24, 2019
10.5†	Memorandum of Understanding, dated as of November 5, 2019	8-K	000-53498	10.1	November 12, 2019
10.6	Securities Purchase Agreement, dated as of November 6, 2019	8-K	000-53498	10.2	November 12, 2019
10.7	Promissory Note, dated as of May 7, 2020	8-K	001-39187	10.1	May 20, 2020
10.8+	First Amendment to CleanSpark, Inc. 2017 Equity Incentive Plan, dated as of October 7, 2020	DEF 14C	000-53498	Appendix B	July 28, 2020
10.9+	Employment Agreement, entered into by and between CleanSpark, Inc. and Zachary K. Bradford, dated October 26, 2020	8-K	001-39187	10.1	October 28, 2020

10.10+	Employment Agreement, entered into by and between CleanSpark, Inc. and S. Matthew Schultz, dated October 26, 2020	8-K	001-39187	10.5	October 28, 2020
10.11	Non-Fixed Price Sales and Purchase Agreement between CleanSpark, Inc. and Bitmain Technologies Limited, dated April 14, 2021	10-Q	001-39187	10.1	May 6, 2021
10.12	Form of Hardware Purchase & Sales Agreement	10-Q	001-39187	10.2	May 6, 2021
10.13	Form of Future Sales Agreement	10-Q	001-39187	10.3	May 6, 2021
10.14	Form of Agreement for Sale of Equipment	10-Q	001-39187	10.4	May 6, 2021
10.15+	Amendment to Employment Agreement by and between CleanSpark, Inc. and Zachary K. Bradford, dated April 16, 2021	10-Q	001-39187	10.5	May 6, 2021
10.16+	Amendment to Employment Agreement by and between CleanSpark, Inc. and S. Matthew Schultz, dated April 16, 2021	10-Q	001-39187	10.7	May 6, 2021
10.17†	Coinmint Colocation Mining Services Agreement, by and between CleanBlok, Inc. and Coinmint, LLC, dated July 1, 2021	10-Q	001-39187	10.11	August 16, 2021
10.18+	Second Amendment to CleanSpark, Inc. 2017 Incentive Plan, dated September 17, 2021	8-K	001-39187	10.1	September 17, 2021
10.19†	Electrical Services Agreement between CleanBlok, Inc. and Georgia Power Company, dated October 1, 2021	10-K	001-39187	10.40	December 14, 2021
10.20	Form of Future Sales and Purchase Agreement	10-K	001-39187	10.41	December 14, 2021
10.21	Lease Agreement, by and between CleanSpark, Inc. and ANC Corporate Center & Paseo Verde, LLC, dated August 26, 2021	10-K	001-39187	10.42	December 14, 2021
10.22+	Employment Agreement with Chief Financial Officer dated December 15, 2021	10-Q	001-39187	10.3	February 9, 2022
10.23	Master Equipment Financing Agreement by and between CleanSpark, Inc. and Trinity Capital Inc. dated as of April 22, 2022	8-K	001-39187	10.1	April 26, 2022
10.24	Form of Equipment Financing Schedule by and between CleanSpark, Inc. and Trinity Capital Inc.	8-K	001-39187	10.2	April 26, 2022
10.25	Hosting Agreement by and between CleanSpark, Inc. and Lancium LLC, dated as of March 29, 2022	10-Q	001-39187	10.3	May 10, 2022
10.26	Purchase and Sale Agreement by and between CSRE Properties Washington, LLC, SPRE Commercial Group, Inc. F/K/A, WAHA, Inc. and WAHA Technologies, Inc., dated as of August 5, 2022	10-Q	001-39187	10.3	August 10, 2022
10.27	Equipment Purchase and Sale Agreement by and between CleanSpark DW, LLC and WAHA Technologies, Inc., dated as of August 5, 2022	10-Q	001-39187	10.4	August 10, 2022
10.28	First Amendment to Purchase and Sale Agreement by and between CSRE Properties Washington, LLC and SPRE Commercial Group, Inc. f/k/a WAHA, Inc., dated as of August 17, 2022	8-K	001-39187	10.1	August 23, 2022
10.29	Sales and Purchase Agreement entered into by and between CleanSpark, Inc. and Crypt Solutions, Inc. on September 1, 2022	8-K	001-39187	10.1	September 7, 2022
10.30†	Purchase and Sale Agreement, dated as of September 8, 2022, by and among CSRE Properties Sandersville, LLC, Luna Squares LLC, Mawson Infrastructure Group, Inc. and the Company	8-K	001-39187	10.1	September 9, 2022
10.31†	Equipment Purchase and Sale Agreement, dated as of September 8, 2022, by and among CleanSpark GLP, LLC, Cosmos Infrastructure, LLC and Mawson Infrastructure Group, Inc.	8-K	001-39187	10.2	September 9, 2022
10.32+	Form of Restricted Stock Unit Award Agreement	8-K	001-39187	10.4	September 14, 2022
10.33+	Form of Performance-Based Stock Unit Award Agreement	8-K	001-39187	10.5	September 14, 2022
10.34+	Amendment to Employment Agreement, dated September 13, 2022, by and between CleanSpark, Inc. and Zachary K. Bradford.	8-K	001-39187	10.1	September 14, 2022
10.35+	Amendment to Employment Agreement, dated September 13, 2022, by and between CleanSpark, Inc. and S. Matthew Schultz.	8-K	001-39187	10.2	September 14, 2022

10.36+	Amendment to Employment Agreement, dated September 13, 2022, by and between CleanSpark, Inc. and Gary Vecchiarelli.	8-K	001-39187	10.3	September 14, 2022
10.37	First Amendment to Purchase and Sale Agreement, dated as of October 3, 2022, by and among CSRE Properties Sandersville, LLC, Luna Squares LLC, Mawson Infrastructure Group, Inc. and the Company.	8-K	001-39187	10.3	October 11, 2022
10.38	Secured Promissory Note of CSRE Properties Sandersville, LLC dated October 5, 2022.	8-K	001-39187	10.4	October 11, 2022
10.39	Sales and Purchase Agreement entered into by and between CleanSpark, Inc. and Crypt Solutions, Inc. on February 15, 2023	8-K	001-39187	10.1	February 16, 2023
10.40+	Amendment to 2017 Incentive Plan, dated March 8, 2023	8-K	001-39187	10.1	March 9, 2023
10.41	Future Sales and Purchase Agreement entered into by and between CleanSpark, Inc. and Bitmain Technologies Delaware Limited on April 6, 2023	8-K	001-39187	10.1	April 11, 2023
10.42	Future Sales and Purchase Agreement entered into by and between CleanSpark, Inc. and Bitmain Technologies Delaware Limited on May 26, 2023	8-K	001-39187	10.1	June 1, 2023
10.43	Membership Interest Purchase Agreement, dated June 16, 2023, by and among Coinmaker Miners LLC, CleanSpark, Inc., Coinmaker Miners Limited and Makerstar Capital, Inc.	8-K	001-39187	10.1	June 21, 2023
10.44	Future Sales and Purchase Agreement entered into by and between CleanSpark, Inc. and BITMAIN TECHNOLOGIES DELAWARE LIMITED on October 6, 2023	8-K	001-39187	10.1	October 11, 2023
10.45+	Amendment, dated October 24, 2023, to Employment Agreement, by and between CleanSpark, Inc. and Zachary K. Bradford	8-K	001-39187	10.1	October 27, 2023
10.46+	Amendment, dated October 24, 2023, to Employment Agreement, by and between CleanSpark, Inc. and S. Matthew Schultz	8-K	001-39187	10.2	October 27, 2023
10.47+	Amendment, dated October 24, 2023, to Employment Agreement, by and between CleanSpark, Inc. and Gary Vecchiarelli	8-K	001-39187	10.3	October 27, 2023
10.48	At the Market Offering Agreement, dated January 5, 2024, by and between CleanSpark, Inc. and H.C. Wainwright & Co., LLC	S-3ASR	333-276409	1.2	January 5, 2024
10.49	Future Sales and Purchase Agreement, dated January 6, 2024, by and between CleanSpark, Inc. and Bitmain Technologies Delaware Limited	8-K	001-39187	10.1	January 8, 2024
10.50	Membership Interest Purchase Agreement, dated February 2, 2024, by and between CSRE Properties Dalton, LLC and Eyas Investment Group Limited	8-K	001-39187	10.1	February 6, 2024
10.51	Purchase and Sale Agreement, dated February 2, 2024, by and between CSRE Properties Dalton, LLC and Makerstar Capital, Inc.	8-K	001-39187	10.2	February 6, 2024
10.52	Construction Management Services Agreement, dated February 2, 2024, by and between CSRE Properties Dalton, LLC and Makerstar Capital, Inc.	8-K	001-39187	10.3	February 6, 2024
10.53	Purchase and Sale Agreement with MIPA Exhibit, dated February 5, 2024, by and between CSRE Properties Mississippi, LLC and Makerstar Capital, Inc.	8-K	001-39187	10.4	February 6, 2024
10.54	Amendment No. 1 to the At the Market Offering Agreement, dated March 28, 2024, by and between CleanSpark, Inc. and H.C. Wainwright & Co., LLC	8-K	001-39187	1.1	March 28, 2024
10.55	Supplemental Agreement to Future Sales and Purchase Agreement, dated April 8, 2024, by and between CleanSpark, Inc. and Bitmain Technologies Delaware Limited	8-K	001-39187	10.1	April 12, 2024
10.56	Option Exercise Notice from CleanSpark, Inc. to Bitmain Technologies Delaware Limited, dated April 9, 2024	8-K	001-39187	10.2	April 12, 2024

10.57+	Employment Agreement by and between CleanSpark, Inc. and Scott Garrison, dated May 7, 2024	8-K	001-39187	10.1	May 9, 2024
10.58+	Employment Agreement by and between CleanSpark, Inc. and Taylor Monnig, dated May 7, 2024	8-K	001-39187	10.2	May 9, 2024
10.59	Purchase and Sale Agreement, dated May 8, 2024, by and between CSRE Properties Wyoming, LLC and MineOne Wyoming Data Center, LLC	8-K	001-39187	10.1	May 9, 2024
10.60	Purchase and Sale Agreement for Parcel 1, dated May 29, 2024, by and between CSRE Properties Wyoming, LLC and MineOne Wyoming Data Center, LLC	8-K	001-39187	10.1	May 31, 2024
10.61	Purchase and Sale Agreement for Parcel 2, dated May 29, 2024, by and between CSRE Properties Wyoming, LLC and MineOne Wyoming Data Center, LLC	8-K	001-39187	10.2	May 31, 2024
10.62	Asset Purchase Agreements, dated June 17, 2024	8-K	001-39187	10.1	June 20, 2024
10.63†	Credit Agreement, dated June 26, 2024, by and among CleanSpark, Inc., GRIID Infrastructure Inc., and the other loan parties from time to time party thereto	8-K	001-39187	10.1	June 27, 2024
10.64	Form of Voting Agreement, dated June 26, 2024	8-K	001-39187	10.2	June 27, 2024
10.65†	Colocation Mining Services Agreement, dated June 26, 2024, by and between CleanSpark, Inc. and GRIID Infrastructure Inc.	8-K	001-39187	10.3	June 27, 2024
10.66†	Amended and Restated Credit Agreement, dated August 2, 2024, by and among CleanSpark, Inc., GRIID Infrastructure Inc., and the other loan parties from time to time party thereto	8-K	001-39187	10.1	August 5, 2024
10.67†	Future Sales and Purchase Agreement, dated August 4, 2024, by and between CleanSpark, Inc. and Bitmain Technologies Delaware Limited	10-Q	001-39187	10.13	August 9, 2024
10.68	Master Loan Agreement, dated August 7, 2024, by and between Coinbase Credit, Inc. and CleanSpark, Inc.	10-Q	001-39187	10.14	August 9, 2024
10.69	Subscription and Investment Representation Agreement, dated August 30, 2024, by and between CleanSpark, Inc. and Thomas L. Wood	8-K	001-39187	10.1	August 30, 2024
10.70†	Membership Interest Purchase Agreement, dated September 10, 2024, by and between Exponential Digital, LLC and CleanSpark TN, LLC	8-K	001-39187	10.1	September 11, 2024
10.71†	Membership Interest Purchase Agreement, dated September 10, 2024, by and between Exponential Digital, LLC and CleanSpark TN, LLC	8-K	001-39187	10.2	September 11, 2024
10.72†	Membership Interest Purchase Agreement, dated September 10, 2024, by and between Exponential Digital, LLC and CleanSpark TN, LLC	8-K	001-39187	10.3	September 11, 2024
10.73†	Real Estate Purchase and Sale Agreement, dated September 10, 2024, by and between US Farms & Mining, Inc. and CSRE Properties Tennessee, LLC	8-K	001-39187	10.4	September 11, 2024
10.74†	Membership Interest Purchase Agreement, dated September 16, 2024, by and between Eyas Investment Group Limited and CSRE Properties Mississippi, LLC	8-K	001-39187	10.1	September 17, 2024
10.75†	Real Estate Purchase and Sale Agreement, dated September 16, 2024, by and between Makerstar Capital, Inc. and CSRE Properties Mississippi, LLC	8-K	001-39187	10.2	September 17, 2024
10.76†	Construction Management Services Agreement, dated September 16, 2024, by and between Beast Power, Inc. and CSRE Properties Mississippi, LLC	8-K	001-39187	10.3	September 17, 2024
10.77+	Employment Agreement by and between CleanSpark, Inc. and Brian Carson, dated October 1, 2024	8-K	001-39187	10.1	October 3, 2024

16.1	Letter from MaloneBailey, LLP, dated July 3, 2024	8-K	001-39187	16.1	July 3, 2024
19.1	CleanSpark, Inc. Insider Trading Policy					X
21.1	List of Subsidiaries					X
23.1	Consent of Malone Bailey, LLP					X
23.2	Consent of BDO USA, P.C.					X
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
97.1	CleanSpark, Inc. Executive Officer Incentive Compensation Recoupment (Clawback) Policy	10-K	001-39187	97.1	December 1, 2023
101 INS**	Inline XBLR Instance Document
101 SCH**	Inline XBLR Taxonomy Extension Schema Document
101 CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101 LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101 PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101 DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101 attachments)

* These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

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

CLEANSPARK, INC.

By:	/s/ Zachary K. Bradford
Zachary K. Bradford Chief Executive Officer, Principal Executive Officer and Director
December 3, 2024

By:	/s/ Gary A. Vecchiarelli
Gary A. Vecchiarelli Chief Financial Officer, Principal Financial Officer
December 3, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Zachary K. Bradford
Zachary K. Bradford Chief Executive Officer, Principal Executive Officer and Director
December 3, 2024
By:	/s/ Gary A. Vecchiarelli
Gary A. Vecchiarelli Chief Financial Officer, Principal Financial Officer
December 3, 2024

By:	/s/ Brian Carson
Brian Carson Chief Accounting Officer, Principal Accounting Officer
December 3, 2024

By:	/s/ S. Matthew Schultz
S. Matthew Schultz Executive Chairman and Chairman of the Board
December 3, 2024

By:	/s/ Larry McNeill
Larry McNeill Director
December 3, 2024

By:	/s/ Roger Beynon
Roger Beynon Director
December 3, 2024

By:	/s/ Dr. Thomas Wood
Dr. Thomas Wood Director
December 3, 2024

By:	/s/ Amanda Cavaleri
Amanda Cavaleri Director
December 3, 2024