Form 10-Q
period 2024-12-31
CLEANSPARK, INC.
filed 2025-02-06
CIK 827876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2024

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 280,807,606 shares as of February 4, 2025.

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
•
our ability to repay our convertible senior notes upon their maturity, unless earlier converted, redeemed or repurchased in accordance with their terms;
•
bitcoin halving;
•
our ability to execute on our business strategy;
•
our ability to remediate the material weaknesses identified in our internal control over financial reporting included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024;
•
risks relating to our potential establishment of an in-house function to trade bitcoin for our own account on the bitcoin we have mined, and hedge risk relating to our bitcoin holdings; and

•
other risks described in our prior press releases and in our filings with the Securities and Exchange Commission (the “SEC”), including under the headings “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024, this Quarterly Report on Form 10-Q and any subsequent filings with the SEC.

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

WHERE YOU CAN FIND MORE INFORMATION

All reports we file with the SEC are available for download free of charge via the Electronic Data Gathering Analysis and Retrieval (EDGAR) System on the SEC’s website at www.sec.gov. We also make electronic copies of our reports available for download, free of charge, through our website at https://www.cleanspark.com/investor-relations as soon as reasonably practicable after filing such material with the SEC. Information contained on our website is not part of this Quarterly Report on Form 10-Q.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our condensed consolidated financial statements included in this Quarterly Report Form 10-Q are as follows:

This Quarterly Report on Form 10-Q for the quarter ended December 31, 2024, should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2024, filed with the SEC on December 3, 2024.

The accompanying condensed consolidated financial statements and footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC's instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended December 31, 2024 are not necessarily indicative of the results that can be expected for the full fiscal year.

CLEANSPARK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share amounts)

	December 31, 2024	September 30, 2024
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$276,599	$121,222
Restricted cash	3,408	3,056
Prepaid expense and other current assets	10,732	7,995
Bitcoin (see Note 4)	929,080	431,661
Receivable from bitcoin collateral (See Note 9)	—	77,827
Note receivable from GRIID (see Note 5)	—	60,919
Derivative investments	4,496	1,832
Investment in debt security, AFS, at fair value	950	918
Total current assets	$1,225,265	$705,430

Property and equipment, net	$1,256,000	$869,693
Operating lease right of use assets	4,293	3,263
Intangible assets, net	5,945	3,040
Deposits on miners and mining equipment	126,867	359,862
Other long-term assets	25,671	13,331
Goodwill	135,251	8,043
Total assets	$2,779,292	$1,962,662

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$27,622	$82,992
Accrued liabilities	51,006	43,874
Other current liabilities	5,693	2,240
Current portion of loans payable	7,215	58,781
Dividends payable	5,141	—
Total current liabilities	$96,677	$187,887
Long-term liabilities
Loans payable, net of current portion, debt discount and debt issuance costs	641,433	7,176
Deferred income taxes	14,978	5,761
Other long-term liabilities	4,618	997
Total liabilities	$757,706	$201,821

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLEANSPARK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(in thousands, except par value and share amounts)

Stockholders' equity
Preferred stock; $0.001 par value; 10,000,000 shares authorized; Series A shares; 2,000,000 authorized; 1,750,000 issued and outstanding (liquidation preference $0.02 per share) Series X shares; 0 and 1,000,000 authorized, issued and outstanding, respectively	2	3
Common stock; $0.001 par value; 600,000,000 and 300,000,000 shares authorized; 292,566,230 and 270,897,784 shares issued; 280,806,295 and 270,897,784 shares outstanding, respectively	293	271
Additional paid-in capital	2,403,409	2,239,367
Accumulated other comprehensive income	450	418
Accumulated deficit	(237,568)	(479,218)
Treasury stock at cost; 11,759,935 and 0 shares held, respectively	(145,000)	—
Total stockholders' equity	2,021,586	1,760,841

Total liabilities and stockholders' equity	$2,779,292	$1,962,662

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLEANSPARK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited, in thousands, except per share and share amounts)

	For the three months ended
	December 31, 2024	December 31, 2023
Revenues, net
Bitcoin mining revenue, net	$162,306	$73,786

Costs and expenses
Cost of revenues (exclusive of depreciation and amortization shown below)	70,290	28,896
Professional fees	3,885	1,572
Payroll expenses	20,869	15,321
General and administrative expenses	10,054	5,003
(Gain) loss on disposal of assets	(791)	677
Gain on fair value of bitcoin (see Note 2 and Note 4)	(218,206)	(36,041)
Depreciation and amortization	66,229	29,847
Total costs and expenses	$(47,670)	$45,275

Income from operations	209,976	28,511

Other income (expense)
Gain on bitcoin collateral	42,493	—
Gain (loss) on derivative securities	3,622	(1,243)
Interest income	1,476	586
Interest expense	(1,559)	(546)
Total other income (expense)	$46,032	$(1,203)

Income before income tax expense	256,008	27,308
Income tax expense	9,217	1,399
Net income	$246,791	$25,909

Preferred stock dividends	5,141	579

Net income attributable to common shareholders	$241,650	$25,330

Other comprehensive income	32	29

Total comprehensive income attributable to common shareholders	$241,682	$25,359

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLEANSPARK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Continued)

(Unaudited, in thousands, except per share and share amounts)

	For the three months ended
	December 31, 2024	December 31, 2023
Income from operations per common share - basic	$0.85	$0.14

Weighted average common shares outstanding - basic	284,549,900	178,809,264

Income from operations per common share - diluted	$0.83	$0.14

Weighted average common shares outstanding - diluted	291,887,140	180,783,535

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLEANSPARK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands, except share amounts)

Three months ended December 31, 2024

	Preferred Stock		Common Stock		Treasury	Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Stock	Capital	Income	Deficit	Equity
Balance, September 30, 2024	2,750,000	$3	270,897,784	$271	$—	$2,239,367	$418	$(479,218)	$1,760,841
Options and restricted stock units issued for services	—	—	—	—	—	3,021	—	—	3,021
Shares issued for business acquisition	—	—	5,031,221	5	—	60,672	—	—	60,677
Warrants issued for business acquisition	—	—	—	—	—	3,798	—	—	3,798
Purchase of capped call	—	—	—	—	—	(90,350)	—	—	(90,350)
Exercise of options	—	—	17,864	—	—	110	—	—	110
Shares issued under equity offering, net of offering costs	—	—	16,619,361	17	—	186,791	—	—	186,808
Preferred stock dividends	—	—	—	—	—	—	—	(5,141)	(5,141)
Preferred stock series X redemption	(1,000,000)	(1)	—	—	—	—	—	—	(1)
Purchase of treasury stock	—	—	—	—	(145,000)	—	—	—	(145,000)
Net income	—	—	—	—	—	—	—	246,791	246,791
Other comprehensive income	—	—	—	—	—	—	32	—	32
Balance, December 31, 2024	1,750,000	$2	292,566,230	$293	$(145,000)	$2,403,409	$450	$(237,568)	$2,021,586

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLEANSPARK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
(Unaudited, in thousands, except share amounts)

Three months ended December 31, 2023

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance, September 30, 2023	1,750,000	$2	160,184,921	$160	$1,009,482	$226	$(334,202)	$675,668
Cumulative effect of change in accounting principle (See Note 2)	—	—	—	—	—	—	4,183	4,183
Options and restricted stock units issued for services	—	—	1,441,152	2	9,951	—	—	9,953
Shares withheld for net settlement of restricted stock units related to tax withholdings	—	—	(553,390)	(1)	(5,532)	—	—	(5,533)
Exercise of options and warrants	—	—	6,096	—	36	—	—	36
Shares issued under equity offering, net of offering costs	—	—	24,475,832	25	99,311	—	—	99,336
Preferred stock dividends	—	—	—	—	—	—	(579)	(579)
Net income	—	—	—	—	—	—	25,909	25,909
Other comprehensive income	—	—	—	—	—	29	—	29
Balance, December 31, 2023	1,750,000	$2	185,554,611	$186	$1,113,248	$255	$(304,689)	$809,002

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLEANSPARK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited, in thousands)

	Three Months Ended
	December 31, 2024	December 31, 2023
Cash Flows from Operating Activities
Net income	$246,791	$25,909
Adjustments to reconcile net income to net cash used in operating activities:
Bitcoin mining revenue, net	(162,306)	(73,786)
Gain on fair value of bitcoin (see Note 2 and Note 4)	(218,206)	(36,041)
Bitcoin issued for services	414	265
(Gain) loss on derivative securities	(3,622)	1,243
Gain on bitcoin collateral	(42,493)	—
Stock based compensation	3,021	9,953
Depreciation and amortization	66,229	29,847
Deferred income taxes, net	9,217	1,399
(Gain) loss on disposal of assets	(791)	677
Other	373	121
Changes in operating assets and liabilities
Decrease in operating lease liabilities	(148)	(50)
Decrease in accounts payable and accrued liabilities	(4,654)	(6,315)
Increase in prepaid expenses and other current assets	(800)	(498)
Increase in other long-term assets	(12,477)	—
Net cash used in operating activities - Continuing Operations	$(119,452)	$(47,276)
Net cash used in operating activities of Discontinued Operations	—	(408)
Net cash used in operating activities	$(119,452)	$(47,684)

Cash Flows from Investing Activities
Payments on miners and mining equipment (including deposits)	$(222,028)	$(48,858)
Purchase of fixed assets	(57,359)	(27,503)
Proceeds from sale of bitcoin	—	43,035
Acquisition of GRIID Infrastructure	1,411	—
Asset acquisition - Tennessee Locations	(8,105)	—
Proceeds from sale of miners	30,134	508
Net cash used in investing activities - Continuing Operations	$(255,947)	$(32,818)
Net cash used in investing activities	$(255,947)	$(32,818)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLEANSPARK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (Continued)
(Unaudited, in thousands)

	Three Months Ended
	December 31, 2024	December 31, 2023
Cash Flows from Financing Activities
Purchase of treasury stock	$(145,000)	$—
Payments for capped call	(90,350)	—
Payments on loans	(52,158)	(1,701)
Payments of loan issuance costs	(2,007)	—
Payments on finance leases	(26)	(43)
Proceeds from loans payable, net of issuance fees	635,695	—
Payments of taxes on shares withheld for net settlement of restricted stock units	(1,943)	(7,473)
Proceeds from exercise of options and warrants	110	36
Proceeds from equity offerings, net	186,807	108,926
Net cash provided by financing activities - Continuing Operations	$531,128	$99,745
Net cash provided by financing activities	$531,128	$99,745

Net increase in cash, cash equivalents and restricted cash	$155,729	$19,243

Cash, cash equivalents and restricted cash, beginning of period	$124,278	$29,215

Cash and cash equivalents, and restricted cash, end of period	$280,007	$48,458
Supplemental disclosure of cash flow information
Cash paid for interest	$1,399	$519
Non-cash investing and financing transactions
Fixed asset and miner purchases accrued not paid	$3,335	$3,462
Fixed assets purchased through finance transactions	$1,000	$240
Software purchased with bitcoin	$4,000	$—
Preferred shares dividends accrued	$5,141	$579
Unrealized gain on investment in available-for-sale debt security	$32	$29
Bitcoin transferred to collateral account	$8,860	$—
Bitcoin transferred from collateral account	$129,180	$—
Shares issued in connection with GRIID Acquisition	$60,677	$—
Change in accounting principle	$—	$4,183

Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$276,599	$46,742
Restricted cash	3,408	1,716
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$280,007	$48,458

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLEANSPARK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, $ in thousands, except share, per share and per bitcoin amounts)

1. ORGANIZATION

CleanSpark, Inc. (the “Company”) is a bitcoin mining company. The Company independently owns and operates eleven data centers in Georgia, five data centers in Mississippi, twelve data centers in Tennessee and one active data center, with another under development, in Wyoming as of December 31, 2024.

The Company had bitcoin miners hosted in New York under a hosting agreement which expired on January 1, 2025; the Company has a short-term arrangement to continue operating in New York until all its miners are removed from the site approximately by the end of March 2025. The Company does not currently host miners for any other companies. The Company designs its infrastructure to responsibly secure and support the bitcoin network, the world’s most recognized digital commodity.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. The unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended September 30, 2024, filed with the SEC on December 3, 2024 (the “Form 10-K”).

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

The accompanying unaudited condensed consolidated financial statements include the accounts of CleanSpark, Inc., and the Company’s wholly owned subsidiaries. All intercompany transactions have been eliminated upon consolidation of these entities. The Company has a sole reportable segment which is the bitcoin mining segment.

There were no changes to the Company’s most significant estimates and assumptions, significant accounting policies, or recent accounting pronouncements that were disclosed in Note 2. Summary of Significant Accounting Policies included in the Form 10-K other than as discussed below.

Reclassifications

Certain prior-year amounts have been reclassified to conform to the current-year presentation. This includes the grouping of certain balance sheet and statement of cash flow items into new or revised categories to improve clarity and consistency with current-year classifications.

Recently Issued Accounting Pronouncements

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

In March 2024, the FASB issued ASU 2024-01, Scope Application of Profits Interest and Similar Awards (“ASU 2024-01”), which clarifies how an entity determines whether a profits interest or similar award is (1) within the scope of Accounting Standards Codification (“ASC”) 718 - Compensation - Stock Compensation or (2) not a share-based payment arrangement and therefore within the scope of other guidance. The guidance in ASU 2024-01 applies to all entities that issue profits interest awards as compensation to employees or nonemployees in exchange for goods or services. ASU 2024-01 is effective for public business entities for annual periods beginning after December 15, 2024, including interim periods within those periods. The Company evaluated and concluded that there is no impact this new guidance will have on its financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires public business entities to provide additional disclosures in the notes to financial statements, disaggregating specific expense categories within relevant income statement captions. The prescribed categories include purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depreciation, depletion, and amortization related to oil-and-gas producing activities. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on its financial statement disclosures.

In November 2024, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2024-04, Debt—Debt with Conversion and Other Options: Induced Conversions of Convertible Debt Instruments (“ASU 2024-04”), which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion or extinguishments of convertible debt. ASU 2024-04 is effective for annual reporting periods beginning after December 15, 2025, and interim periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the impact of the standard on its consolidated financial statements and related disclosures.

Stock Warrants

The Company accounts for stock warrants as either equity instruments, liabilities or derivative liabilities in accordance with FASB ASC 480, Distinguishing Liabilities from Equity and/or FASB ASC 815, Derivatives and Hedging, depending on the specific terms of the agreement. Liability-classified warrants are recorded at their estimated fair values at each reporting period until they are exercised, terminated, reclassified or otherwise settled. Changes in the estimated fair value of liability-classified warrants are included in interest and other income in the Company’s condensed consolidated statements of operations.

Convertible Debt

The Company accounts for its convertible senior notes under FASB ASC 470-20—Debt with Conversion and Other Options and Derivatives and Hedging—Contracts in Entity’s Own Equity and/or FASB ASC 815, Derivatives and Hedging, depending on the specific terms of the debt agreement. The Company records the convertible senior notes as a long-term liability at face value net of debt issuance costs. If any of the conditions to the convertibility of the convertible senior notes are satisfied, or the convertible senior notes become due within one year, then the Company may be required under applicable accounting standards to reclassify the carrying value of the convertible senior notes as a current, rather than a long-term liability.

Debt issuance costs related to the convertible senior notes were capitalized and recorded as a contra-liability and are presented net against the balance of the convertible senior notes on the condensed consolidated balance sheets. Debt issuance costs consist of underwriting, legal and other direct costs related to the issuance of the convertible senior notes and are amortized to interest expense over the term of the convertible senior notes using the straight-line method which approximated the effective interest method.

Capped Call

Capped call transactions cover the aggregate number of shares of the Company’s common stock that will initially underlie the convertible senior notes. The Company accounts for capped calls as either equity instruments, liabilities or derivative liabilities in accordance with FASB ASC 480, Distinguishing Liabilities from Equity and/or FASB ASC 815, Derivatives and Hedging, depending on the specific terms of the agreement. Equity-classified capped calls, are not remeasured each reporting period and are recorded as a reduction to additional paid-in-capital within shareholders’ equity when purchased.

Stock Compensation

The Company measures the cost of employee and non-employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. Stock-based compensation expense for stock options is recognized on a straight-line basis over the requisite service period. The Company established the 2025 Long Term Incentive Plan in October 2024 (see Note 13 – Stock-based compensation). In accordance with ASC 718 - Compensation - Stock Compensation, no stock-based compensation expense has been recognized for awards under the 2025 Long Term Incentive Plan because a mutual understanding of the awards’ key terms and conditions has not been determined and communicated to the grantees.

Earnings per share

Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. The calculation of diluted net income per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive.

Common stock issuable upon the exercises of outstanding stock options, vesting of restricted stock and warrants are computed using the treasury method. Potential shares of common stock issuable upon conversion of the convertible notes and Series A preferred stock are computed using the if-converted method.

Provided below is the income per share calculation for the three months ended December 31, 2024 and 2023:

	For the Three Months Ended December 31,
($ in thousands, except share and per share amounts)	2024	2023
Numerator
Net income attributable to common shareholders - Basic	$241,650	$25,330
Non-cash interest expense on convertible notes	119	—
Net income attributable to common shareholders - Dilutive	241,769	25,330

Denominator
Weighted-average common shares outstanding - Basic	284,549,900	178,809,264
Dilutive impact of stock options and other share-based awards	652,120	1,974,271
Dilutive impact of convertible notes	6,685,121	—
Weighted-average common shares outstanding - Dilutive	291,887,141	180,783,535
(Loss) income per common share attributable to common shareholders
Basic	$0.85	$0.14
Diluted	$0.83	$0.14

Fair Value Measurement of Financial Instruments, Derivative Assets and Contingent Consideration

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

The carrying value of cash, accounts payable, accrued expenses and short-term portion of loan payable are level 1 and approximate their fair values because of the short-term nature of the instruments. The carrying amount of the Company's long-term interest bearing portion of loan payable is also stated at fair value since the stated rate of interest approximates market rates available to the Company for a similar duration. Given that the debt was issued Management believes the Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of warrants (see Note 12 - Stock Warrants) was determined based on Black Scholes option-pricing model using Level 2 inputs.

The following table presents the Company’s financial instruments that are measured and recorded at fair value on the Company’s balance sheets on a recurring basis and their level within the fair value hierarchy as of December 31, 2024 and September 30, 2024:

December 31, 2024
($ in thousands)	Amount	Level 1	Level 2	Level 3
Cash equivalents(1)	$275,894	$275,894	$—	$—
Bitcoin	929,080	929,080	—	—
ILAL derivative asset	4,445	—	—	4,445
Investment in debt security	950	—	—	950
Interest rate swap derivative	51	—	51	—
Warrant liabilities	1,441	—	1,441	—
Total	$1,211,861	$1,204,974	$1,492	$5,395

September 30, 2024
($ in thousands)	Amount	Level 1	Level 2	Level 3
Cash equivalents(1)	$120,638	$120,638	$—	$—
Receivable from bitcoin collateral(2)	77,827	—	77,827	—
Bitcoin	431,661	431,661	—	—
ILAL derivative asset	1,832	—	—	1,832
Investment in debt security	918	—	—	918
Interest rate swap derivative	(100)	—	(100)	—
Total	$632,776	$552,299	$77,727	$2,750

(1) Represents money market funds.

(2) See Note 9 - Loans for more information.

There were no transfers between Level 1, 2 or 3 during the three months ended December 31, 2024.

The activities of the financial instruments that were measured and recorded at fair value on the Company's balance sheets on a recurring basis during the three months ended December 31, 2024 and year ended September 30, 2024 and are described in Note 6 - Investments and Derivatives.

3. ACQUISITIONS

Business Combination

GRIID Infrastructure Inc.

On October 30, 2024 (the “Effective Time”), the Company completed the acquisition of GRIID Infrastructure Inc., a Delaware corporation (“GRIID”), and Tron Merger Sub, Inc. (“Merger Sub”), a Delaware corporation and a wholly owned subsidiary of the Company (the event collectively known as the “GRIID Acquisition” or the “Merger”). The Agreement and Plan of Merger (the “GRIID Agreement”) entered into on June 26, 2024, provided that, among other things and subject to the terms and conditions of the GRIID Agreement, (1) the Merger Sub will be merged with and into GRIID (the “Sub Merger”), with GRIID surviving and continuing as the surviving corporation in the Sub Merger, and, (2) at the Effective Time of the Sub Merger, holders of each outstanding share of common stock, par value $0.0001 per share, of GRIID (“GRIID Common Stock”) would receive, in exchange for each share of GRIID Common Stock held immediately prior to the Merger (other than certain excluded shares), that number of shares of common stock, par value $0.001 per share, of the Company’s common stock (“Company Common Stock”) equal to the quotient obtained by dividing the Aggregate Merger Consideration (as defined in the GRIID Agreement) by the total number of shares of GRIID Common Stock issued and outstanding as of the closing date of the Merger (the “Exchange Ratio”).

Upon closing, the Company issued 5,031,221 shares of Company Common Stock on October 30, 2024 with a $12.06 per common share for a total value of $60,677. Pursuant to the GRIID Agreement, the Exchange Ratio determined the total number of shares issued, which includes the conversion of most GRIID restricted stock units and GRIID options into Company Common Stock. Options that had an exercise price per share of GRIID Common Stock that was equal to or greater than the Merger Consideration Value were canceled for no consideration.

GRIID warrants outstanding and unexercised immediately prior to the Effective Time were automatically converted into warrants to purchase an aggregate of 960,395 shares of Company Common Stock, at an exercise price of $165.24 per share of Company Common Stock (the “Public Warrants”), and GRIID’s private warrants were converted or assumed. Pursuant to the GRIID Agreement, three types of warrants were issued: (1) Public Warrants, which were classed as equity warrants, (2) private warrants classed as liability warrants (the "Private Warrants"), and (3) warrants related to an agreement with GEM Yield Bahamas Limited (the “GEM Warrants”), which agreement had been established in a previous acquisition and also classed as liability warrants (both subject to quarterly assessment). The private warrants and GEM Warrants are classed as liability warrants. The total number of warrants issued was 22,803,726, with a total value of $6,097 as part of consideration transferred.

Concurrent with the GRIID Agreement, the Company and GRIID entered into a senior secured term loan credit agreement (the “GRIID Credit Agreement”) and a co-location mining service agreement (the “Hosting Agreement”) on June 26, 2024. See Note 5 - Note Receivable for more information on the GRIID Credit Agreement. Pursuant to the Hosting Agreement, GRIID hosted certain of the Company’s bitcoin mining equipment at GRIID facilities for a fee defined in the Hosting Agreement. The Hosting Agreement had an initial service term of one year with seven additional renewal terms, each for six months.

As of October 30, 2024, the Company consolidated the activities of GRIID including the GRIID Credit Agreement and balances of receivables and payables under the Hosting Agreement, which effectively settled and is considered as additional purchase consideration and eliminates on the condensed consolidated balance sheets.

The GRIID Acquisition enhances the Company’s bitcoin mining capacity, particularly in Tennessee, where it plans to expand in the coming years. The GRIID Merger also broadens the Company’s operational footprint within the Tennessee Valley Authority service territory, offering greater geographic and power supply diversification. Goodwill recognized related to the preliminary purchase price represents the future economic benefits arising from planned operational synergies, expanded geographic space, operational facilities and data centers, and a bitcoin mining workforce. The results of GRIID have been included in the condensed consolidated financial statements as of and from the date of acquisition. The associated goodwill has been included in the Company’s sole reportable segment, which is the bitcoin mining segment. Goodwill is not deductible for income tax purposes. No deferred tax assets or liabilities are expected in relation to this amount.

On October 30, 2024, CleanSpark completed the GRIID Acquisition for a total preliminary purchase consideration of $128,247, which is comprised of the following:

($ in thousands, except price per share)	GRIID
Shares of CleanSpark common stock issued	5,031
Closing price per share of CleanSpark common stock on October 30, 2024	$12.06
Fair value of CleanSpark common share issued as a portion of purchase price	$60,677
Fair value of CleanSpark warrants issued as a portion of purchase price	6,097
Fair value of equity portion of purchase price	66,774
Cash consideration	1
Settlement of amounts payable by Company to GRIID under Hosting Agreement	(1,164)
Settlement of the GRIID Credit Agreement as a portion of purchase price	62,636
Settlement of preexisting relationship, including interest, as a portion of purchase price	61,472
Preliminary purchase price	$128,247

The amounts in the table below represent the preliminary allocation of the purchase price to the acquired assets and liabilities assumed based on their preliminary respective estimated fair values on the date of acquisition. Certain of the amounts are subject to revision during the remainder of the measurement period, a period not to exceed 12 months from the acquisition date.

Adjustments to the provisional values, which may include other long-term assets, deferred taxes, income tax payables, and other estimates, during the measurement period will be recorded in the reporting period in which the adjustment amounts are determined. Changes to amounts recorded as assets and liabilities may result in a corresponding adjustment to goodwill.

The excess purchase price over the net assets acquired has been recorded as goodwill. The preliminary net assets acquired as of the acquisition date are presented as follows:

($ in thousands)	Allocation as of October 30, 2024
Tangible assets
Cash and cash equivalents	$1,089
Restricted cash	323
Accounts receivable	172
Prepaid expense and other current assets	193
Property and equipment	18,493
Other long-term assets	5,593
Operating lease right of use assets	1,100
Total tangible assets acquired	26,963
Intangible assets
Goodwill	127,208
Total assets acquired	154,171
Liabilities assumed
Accounts payable	1,753
Accrued liabilities	18,789
Finance lease obligations	2
Operating lease liabilities	2,458
Other liabilities	2,922
Total liabilities assumed	25,924
Net assets acquired	$128,247

The preliminary purchase price for GRIID has been allocated to assets acquired and liabilities assumed based on the Company’s best estimates and assumptions using the information available as of the acquisition date and throughout measurement period (up to one year from the acquisition date). The provisional measurements of identifiable assets and liabilities, and the resulting goodwill related to the acquisition are subject to adjustments in subsequent periods as the Company finalizes its purchase price allocation, including the third-party valuation. This also includes finalizing the review and valuation of deferred income taxes and the federal and state accrued tax provisions. Actual values may differ (possibly materially) when final information becomes available that differs from current estimates. The Company believes that information gathered to date provides a reasonable basis for estimating the preliminary fair values of assets acquired and liabilities assumed. The Company expects to finalize the valuation as soon as practicable, but no later than one year from the acquisition date.

The Company recognized merger costs of $396 related to the acquisition of GRIID, consisting primarily of legal fees, during the three months ended December 31, 2024. The condensed consolidated financial statements includes these costs in professional fees account.

Consolidated revenues generated from the locations acquired from GRIID from the acquisition date through December 31, 2024 were $10,572. It is impracticable to determine the earnings recorded in the condensed consolidated statements of operations for the three month period ended December 31, 2024 as we initiated the integration of a substantial portion of GRIID into our ongoing operations during the current period.

Unaudited supplemental pro forma financial information

The financial information in the table below summarizes the combined results of operations of CleanSpark and GRIID, on a pro forma basis, as though the companies had been combined as of the beginning of the periods presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place on October 1, 2023 or of results that may occur in the future.

The following unaudited pro forma information for the three month periods ended December 31, 2024 and December 31, 2023 combines the historical results of CleanSpark and GRIID, as converted to U.S. GAAP, for the respective periods:

	Three Months Ended
	December 31, 2024	December 31, 2023
Pro forma revenue	$162,306	$79,340
Pro forma net income from continuing operations	237,264	43,469

We based the foregoing pro forma results on estimates and assumptions that we believe are reasonable. The pro forma results include adjustments primarily related to purchase accounting.

Asset Acquisitions

Tennessee Acquisition

On September 10, 2024, CleanSpark TN, LLC, a wholly-owned subsidiary of the Company (the “TN MIPA Buyer”), entered into three definitive Membership Interest Purchase Agreements (each, a “MIPA”, and collectively, the “TN MIPAs”) with Exponential Digital, LLC (the “TN MIPA Seller”) to acquire seven bitcoin mining facilities located in Tennessee for a total purchase price of $25,000. Also on September 10, 2024, CSRE Properties Tennessee, LLC, a wholly-owned subsidiary of the Company, entered into a Real Estate Purchase and Sale Agreement (the “RE PSA”) with US Farms & Mining, Inc. to purchase real property that was leased by the TN MIPA Seller for purposes of conducting operations of four of the mining locations. Under the terms of the RE PSA, CSRE Properties Tennessee, LLC will pay US Farms & Mining, Inc. an aggregate consideration of $2,500. The total cash consideration set forth per the agreements is $27,500.

The cities of the bitcoin mining facilities for each MIPA are as follows:

MIPA 1: Jellico, TN and West Crossville, TN;

MIPA 2: Campbell Junction, TN and Decatur, TN; and

MIPA 3: Winfield, TN; Oneida, TN; and Tazewell, TN.

The Company completed the acquisition of MIPA 1, MIPA 3 and MIPA 2 on September 16, September 25, and October 11, 2024, respectively. The transaction was accounted for as an asset acquisition, whereby the total purchase price is allocated first to the fair value of the assets acquired and any excess purchase price is allocated to the acquired assets pro-rata. No goodwill is calculated in an asset acquisition.

The combined purchase price is $29,854, which includes $27,500 in cash considerations payable to the TN MIPA Seller per the MIPAs and RE PSA, transfer of mining data center containers worth $1,750, $232 incurred for direct acquisition costs and $372 in assumed lease liabilities.

The allocation of the purchase price of the assets acquired are summarized below:

($ in thousands)	Allocation at Final Acquisition Date
Land	$6,187
Land improvements	648
Building	805
Infrastructure	22,153
Right of use assets	61
Operating lease liability	(372)
Total	$29,482

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

In connection with the acquisition of the Clinton Property, CSRE Properties Mississippi, LLC entered into a Construction Management Services Agreement dated September 16, 2024 with Beast Power, Inc. (“Beast Power”), pursuant to which Beast Power was engaged to manage the completion of the construction of a data center facility on the Clinton Property for aggregate consideration of $2,888. The construction was substantially complete in December 2024.

4. BITCOIN

The following table presents the Company's bitcoin holdings as of December 31, 2024 and September 30, 2024:

	As of
Bitcoin holdings	December 31, 2024	September 30, 2024
Number of bitcoin held	9,952	6,819
Cost basis - per bitcoin	$72,104	$55,408
Fair value - per bitcoin	$93,356	$63,301
Cost basis of bitcoin (in '000s)	$717,578	$377,839
Fair value of bitcoin (in '000s)	$929,080	$431,661

The cost basis represents the valuation of bitcoin at the time the Company earns the bitcoin through mining activities.

The following table presents information based on the activity of bitcoin for the three months ended December 31, 2024 and 2023:

	Three months ended	Three months ended
($ in thousands)	December 31, 2024	December 31, 2023
Beginning Balance - before cumulative effect change	$431,661	$56,241
Cumulative effect of the adoption of ASC 350-60	—	4,183
Adjusted beginning balance after cumulative effect change	$431,661	$60,424
Addition of bitcoin from mining activities(1)	162,306	73,786
Bitcoin sold & issued for services and purchase of software	(3,413)	(43,300)
Bitcoin transferred to collateral account	(8,860)	—
Bitcoin received from collateral account	129,180	—
Gain on fair value of bitcoin	218,206	36,041
Ending Balance	$929,080	$126,951

(1) Net of mining pool fees.

The Company's bitcoin holdings shown in this note, excluding the bitcoin posted as collateral to the Coinbase Line of Credit as described in Note 9 - Loans, are not subject to rehypothecation and do not serve as collateral for any existing loans or agreements. As of December 31, 2024, the Company held no other crypto-assets; approximately 99% of its bitcoin is held in cold storage and 1% is held in hot wallets.

The Company recognized cumulative realized gains of $6,704 and $12,087 from dispositions of bitcoin during the three months ended December 31, 2024 and 2023, respectively. There were no cumulative realized losses from dispositions of bitcoin during the three months ended December 31, 2024 and 2023.

5. NOTE RECEIVABLE FROM GRIID

On June 26, 2024, concurrent with the GRIID Agreement (see Note 3 - Acquisitions), the Company entered into the GRIID Credit Agreement, which is a senior secured term loan under which the Company provided a term loan of $55,919 to GRIID, which GRIID was permitted to use solely for certain purposes as set forth in the GRIID Credit Agreement.

On August 2, 2024, the Company and GRIID amended and restated the GRIID Credit Agreement (as amended and restated, the “A&R GRIID Credit Agreement”) to include, in addition to the term loan amount, an additional delayed draw term loan facility of $40,000, which amounts GRIID was permitted to request pursuant to the terms of the A&R GRIID Credit Agreement and use solely for certain purposes as set forth in the A&R GRIID Credit Agreement. The outstanding amounts of the draw loans bear interest of 8.5% per annum.

On October 30, 2024, concurrent with the acquisition of GRIID, the term loans and the associated interest receivable in the amount of $62,636 were effectively settled and included as consideration for the acquisition of GRIID (see Note 3 - Acquisitions).

As of December 31, 2024 and September 30, 2024, the Note receivable from GRIID balance was $0 and $60,919, respectively, and interest receivable balance included in Prepaid expenses and other current assets was $0 and $1,286, respectively, within the condensed consolidated balance sheets.

6. INVESTMENTS AND DERIVATIVES

As of December 31, 2024 and September 30, 2024, the Company had total investments of $5,446 and $2,750, respectively.

The following table sets forth a reconciliation of carrying value of all investments as of December 31, 2024:

($ in thousands)	Interest Rate Swap Derivative (1)(2)	ILAL Debt Securities	ILAL Derivative Asset(1)
Balance as of September 30, 2024	$(100)	$918	$1,832
Unrealized gain on derivative asset	—	—	2,613
Unrealized gain on fair value recognized in other comprehensive income	151	32	—
Balance as of December 31, 2024	$51	$950	$4,445

(1)
The “Derivative investments” caption in the condensed consolidated balance sheets consists of Interest Rate Swap Derivative and ILAL Derivative Asset
(2)
See Note 9 - Loans

Interest Rate Swap Derivative

In relation to the Company’s Western Alliance Bank Credit Agreement entered into in August 2024, the Company has an interest rate swap agreement (see Note 9 - Loans) for which the interest rate swap is not a designated hedge. As of December 31, 2024, the Interest Rate Swap Derivative was fair valued at $51, reflecting a gain of $151. As of September 30, 2024, the Interest Rate Swap Derivative was fair valued at a $100 unrealized loss.

International Land Alliance, Inc.

On November 6, 2019, the Company entered into a Securities Purchase Agreement (“SPA”) with International Land Alliance, Inc. (“ILAL”), a Wyoming corporation, to support the power and energy needs of ILAL's development and construction of certain projects.

ILAL Series B Preferred Stock (Investment in Debt Securities) and Embedded ILAL Derivative Asset

Pursuant to the terms of the SPA with ILAL, the Company purchased 1,000 shares of Series B Preferred Stock of ILAL (the “Series B Preferred Stock”) for an aggregate purchase price of $500 less certain expenses and fees. The Series B Preferred Stock accrues cumulative dividends in-kind at a rate of 12% per annum and was redeemable on August 6, 2020. The Series B Preferred Stock can be converted into common stock at a variable rate (refer to the discussion on embedded derivative assets below). This variable conversion ratio will increase by 10% with the occurrence of certain events. Since the investments were not redeemed on August 6, 2020, they are now redeemable at the Company’s option in cash or into common stock, based on the conversion ratio. The Series B Preferred Stock is recorded as an available for sale ("AFS") debt security and is reported at its estimated fair value as of December 31, 2024. Any change in the fair values of AFS debt securities are reported net of income tax as an element of Other Comprehensive income.

The Company accrued no interest (net of allowance) on its available-for-sale debt securities as of December 31, 2024 and September 30, 2024, respectively. The fair value of the Company’s investment in the Series B Preferred Stock was $950 and $918 as of December 31, 2024 and September 30, 2024, respectively. The Company has included gain on fair value of Series B Preferred Stock amounting to $32 and $29 for the three months ended December 31, 2024 and 2024 and 2023, respectively, as part of other comprehensive income in the condensed consolidated statements of operations and comprehensive income.

The Company has deemed the variable conversion feature (the “ILAL Derivative Asset”) of Series B Preferred Stock an embedded derivative instrument in accordance with ASC 815, Derivatives and Hedging. This topic requires the Company to account for the ILAL Derivative Asset on its balance sheet at fair value and account for changes in fair value as a derivative gain or loss. Changes in fair value of the ILAL Derivative Asset are presented as Other income (expense) in the condensed consolidated statements of operations and comprehensive income.

Total fair value of investment in ILAL Derivative Asset as of December 31, 2024 and September 30, 2024 was $4,496 and $1,832, respectively, and as included in “Derivative investments” on the condensed consolidated balance sheet. The Company fair values the debt security as a straight debt instrument based on liquidation value, accrued interest to date, and an estimated 60% recovery rate for first-lien debt, which is an unobservable input. The fair value of the ILAL Derivative Asset is based on the difference in the fair value of the Series B Preferred Stock determined as a straight debt instrument and the fair value of the Series B Preferred Stock if converted as of the reporting date.

7. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

($ in thousands)	December 31, 2024	September 30, 2024
Land	$39,034	$32,190
Land improvements	6,110	5,449
Building and improvements	78,919	76,719
Leasehold improvements	1,995	1,995
Miners	1,371,015	1,035,128
Mining equipment	23,169	23,066
Infrastructure	201,117	155,191
Machinery and equipment	16,310	15,061
Furniture and fixtures	2,014	1,706
Construction in progress	52,467	19,455
Total	$1,792,150	$1,365,960
Less: accumulated depreciation	(536,150)	(496,267)
Property and equipment, net	$1,256,000	$869,693

Total depreciation expense for the three months ended December 31, 2024 and 2023 was $65,125 and $29,333, respectively.

The Company had additions to property and equipment of $417,182 during the three months ended December 31, 2024, which included $362,281 in miners acquired, which is the primary cause in the increase of fixed assets. Assets acquired through acquisition transactions (see Note 3 - Acquisitions) resulted in an additional $32,395 in total assets placed in service.

Construction in progress: The Company is expanding its mining facilities, including infrastructure, building, and land improvements to grow its mining operations.

As of December 31, 2024 and September 30, 2024, the Company had outstanding deposits for miners and mining equipment totaling $126,867 and $359,862, respectively. Such deposits are recorded as long-term assets on the condensed consolidated balance sheets.

8. INTANGIBLE ASSETS

Intangible assets consist of the following as of December 31, 2024 and September 30, 2024:

	December 31, 2024			September 30, 2024
($ in thousands)	Intangible assets	Accumulated amortization	Net intangible assets	Intangible assets	Accumulated amortization	Net intangible assets
Software	$4,981	$(833)	$4,148	$981	$(230)	$751
Websites	15	(15)	0	15	(13)	2
Strategic Contract	9,800	(8,003)	1,797	9,800	(7,513)	2,287
Total	$14,796	$(8,851)	$5,945	$10,796	$(7,756)	$3,040

Amortization expense for the three months ended December 31, 2024 and 2023 was $1,104 and $513, respectively.

The Company expects to record amortization expense of intangible assets over the next 5 years and thereafter as follows:

Fiscal Year
($ in thousands)	December 31, 2024

2025	$2,568
2026	1,790
2027	1,420
2028 and thereafter	167
Total	$5,945

9. LOANS

As of December 31, 2024, the Company had a gross balance outstanding of $664,966, netted against discount on loans payable of $16,318. Total principal payments on loans during the three months ended December 31, 2024 were $52,158.

The following is a schedule of the Company’s loan balance, net of debt discount and future loan payments, as of December 31, 2024:

			As of
($ in thousands)	Maturity Date	Rate	December 31, 2024	September 30, 2024
Convertible Note	Jun-30	0.00%	$633,812	$—
Coinbase Line of Credit	Not specified	8.50%	—	50,000
Western Alliance Bank Credit Agreement	Aug-29	6.75%	6,644	6,839
Trinity Master Equipment Financing Arrangement	Apr-25	13.80%	3,417	5,171
Mortgage - Corporate Facility	Apr-25	10.00%	1,989	1,981
Marquee Funding Partners	Aug-26 to Mar-27	13.00%	1,143	1,267
Auto & Equipment Loans and Financing	Jun-26 to Dec-29	0.0-11.3%	1,643	699
Total Loans Outstanding			$648,648	$65,957
Less: current portion of long-term loans			(7,215)	(58,781)
Loans payable, net of current portion, debt discount and debt issuance costs			$641,433	$7,176

($ in thousands)	5-Year Loan Maturities Fiscal Year
Outstanding Loan	2025 (Remainder)	2026	2027	2028	2029	Thereafter	Total
Total principal amount of loan payments by fiscal year	$6,754	$1,862	$1,408	$1,299	$3,415	$650,228	$664,966
Unamortized deferred financing costs and discounts							(16,318)
Total loan book value as of December 31, 2024							$648,648

2030 Convertible Note

In December 2024, we issued $650,000 aggregate principal amount of 0% convertible senior notes due 2030 (the “2030 Notes”), including the exercise in full by the initial purchasers of the 2030 Notes of their option to purchase up to an additional $100,000 principal amount of the 2030 Notes. The 2030 Notes were issued in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The 2030 Notes will mature on June 15, 2030. The net proceeds from the sales of the 2030 Notes were approximately $633,688 after deducting $16,312 of offering and issuance costs related to the 2030 Notes and before the capped call transactions, as described below. The Company used $145,000 of the proceeds to repurchase its common stock, see Note 11 – Stockholders’ Equity. The fair value of the 2030 Notes was determined to be $538,464 as of December 31, 2024 based on quoted prices in markets that are not active, which is considered a Level 2 valuation input.

Holders of the 2030 Notes may convert their notes at their option at any time prior to the close of business on the business day immediately preceding December 15, 2029 only under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending on March 31, 2025 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (ii) during the five business day period after any ten consecutive trading day period (the “measurement period”) in which the trading price per one thousand dollars ($1,000) of principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; (iii) if we call such notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the applicable redemption date; or (iv) upon the occurrence of specified corporate events. On or after December 15, 2029 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their notes at any time, regardless of the foregoing circumstances.

Holders of the 2030 Notes have a one-time noncontingent right to require the Company to repurchase for cash all or any portion of their respective notes at a repurchase price equal to 100% of the principal amount of such notes to be repurchased, plus any accrued and unpaid interest to, but excluding the repurchase date on June 15, 2028.

As of December 31, 2024, none of the conditions permitting the holders of the 2030 Notes to convert their notes early had been met, and to require the Company to repurchase the 2030 Notes for cash. Therefore, the 2030 Notes are classified as long-term.

The initial conversion rate for the 2030 Notes is 67.5858 shares of common stock per one thousand dollars ($1,000) of principal amount of 2030 Notes, which represents an initial conversion price of approximately $14.80 per share of common stock. The conversion rate and conversion price are subject to customary adjustments upon the occurrence of certain events. In addition, in connection with a make-whole fundamental change (as defined in the Indenture, dated as of December 17, 2024 (the “Indenture”), by and between the Company and U.S. Bank Trust Company, National Association, as trustee (the “Trustee”)), which shall include among other things the Company's delivery of a notice of redemption, the Company will, in certain circumstances, increase the conversion rate for a holder who elects to convert its notes in connection with such a corporate event or redemption, as the case may be.

Subsequent to June 20, 2028, we may redeem for cash all or part of the 2030 Notes, at our option, if the last reported sales price of common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which we provide notice of redemption, during any 30 consecutive trading days ending on, and including, the trading day immediately before the date we send the related notice of the redemption. However, we may not redeem less than all of the outstanding notes unless at least $75,000 aggregate principal amount of notes are outstanding and not called for redemption as of the time we send related redemption notices. The redemption price of each note to be redeemed will be the principal amount of such note, plus accrued and unpaid special interest, if any. Upon the occurrence of a fundamental change (as defined in the Indenture), subject to a limited exception described in the Indenture governing the notes, holders may require us to repurchase all or a portion of their notes for cash at a price equal to plus accrued and unpaid special interest to, but not including, the fundamental change repurchase date (as defined in the Indenture).

Upon conversion of the 2030 Notes, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. We may not redeem the 2030 Notes prior to June 20, 2028. We may redeem for cash all or any portion of the 2030 Notes, at our option, on or after June 20, 2028 if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for each of at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which such notice of redemption is provided, during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we send the notice of redemption, at a redemption price equal to 100% of the principal amount of the 2030 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

The Indenture contains customary terms and covenants, including that upon certain events of default either the Trustee or the holders of at least 25% in principal amount of the outstanding 2030 Notes may declare 100% of the principal of, and accrued and unpaid special interest, if any, on, all the 2030 Notes to be due and payable.

Capped Calls

In connection with the issuance of the 2030 Notes, the Company entered into privately negotiated capped call transactions (the “2030 Capped Calls”) with certain financial institutions at an aggregate cost of approximately $90,350. The 2030 Capped Calls cover, subject to anti-dilution adjustments, the number of shares of common stock underlying the 2030 Notes sold in the offering. By entering into the 2030 Capped Calls, the Company expects to reduce the potential dilution to its common stock (or, in the event a conversion of the 2030 Notes is settled in cash, to reduce its cash payment obligation) in the event that at the time of conversion of the 2030 Notes the trading price of the Company’s common stock price exceeds the conversion price of the 2030 Notes. The cap price of the 2030 Capped Calls is initially $24.66 per share and is subject to certain adjustments under the terms of the 2030 Capped Calls.

The 2030 Capped Calls meet the criteria for classification in equity, are not remeasured each reporting period and are included as a reduction to additional paid-in-capital within shareholders’ equity.

Coinbase Line of Credit and Receivable For Bitcoin Collateral

On August 7, 2024, the Company signed a Master Loan Agreement (the “Master Loan”) with Coinbase Credit, Inc. (the “Lender”) for a line of credit in which the Lender will lend the Company certain digital assets or cash. The Master Loan has a credit limit of $50,000. On or prior to a drawdown, the Company is required to pledge collateral, and the Company has opted to pledge bitcoin to be held in a segregated custody account, such that the loan-to-value ratio of principal outstanding of the loan and the fair value of collateral is equal to or less than 64%. If the value of the collateral under the credit facility decreases past a specified margin, the Company may be required to post additional bitcoin as collateral.

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

The Company drew $50,000 from the line of credit in August 2024, and concurrently transferred bitcoin to the Lender as collateral at fair value of $78,130. Pursuant to its terms, the line of credit initially bore interest of 9% per annum and has no defined maturity date but is terminable by either the Lender or the Company with notice. During September 2024, the interest rate on the line of credit was adjusted to 8.5% per annum and has not been subsequently amended.

Since the Lender has the rights to sell, pledge and rehypothecate the bitcoin during the term of the Master Loan, the Company derecognized the bitcoin transferred as collateral. As the Company has the right to receive the bitcoin back from the Lender upon the repayment of the line of credit, the Company recorded a corresponding Receivable for bitcoin collateral. The Receivable for bitcoin collateral is measured at fair value. Changes in fair value as well as gains and losses from bitcoin transferred to and received from collateral are recorded as Gain on bitcoin collateral under the Other Income category in the condensed consolidated statements of operations and comprehensive income.

During the three months ended December 31, 2024, the Company repaid the $50,000 outstanding balance on the line of credit and received 100% of the bitcoin transferred as collateral from the Lender. As of December 31, 2024, there is no outstanding balance on the Coinbase line of credit and no bitcoin was posted as collateral for the line of credit.

Western Alliance Bank Credit Agreement

On August 14, 2024, the Company entered into a credit agreement that provides for borrowings under a promissory note with Western Alliance Bank (the “Western Alliance Bank Credit Agreement”). Pursuant to this agreement, the Company executed a promissory note in the amount of $7,000 in order to finance the purchase of an aircraft for operational use. The aircraft is pledged as collateral for the note. The notes bears a variable interest rate equal to the 30 day Secured Overnight Financing Rate plus 3% per annum, payable monthly, and matures on August 14, 2029.

The credit agreement contains financial covenants, including a minimum loan-to-value ratio, a minimum debt service coverage ratio, and a minimum average deposit balance. As of December 31, 2024, the Company has $6,731 principal payments outstanding. The Company was in compliance with all covenants, and no events of default had occurred under the credit agreement.

Concurrently with the credit agreement, on August 14, 2024, the Company entered into a plain vanilla interest rate swap agreement with a counterparty in which the Company effectively pay a fixed rate of 6.75% on the Western Alliance Bank Credit Agreement. The interest rate swap has an initial notional value of $7,000. This interest rate swap has a maturity date of August 14, 2029. This interest rate swap was not designated as a hedge and is presented within Note 6 - Investments and Derivatives.

Mortgage - Corporate Office

On May 10, 2023, CleanSpark HQ, LLC, a single member limited liability company and subsidiary wholly owned by the Company, completed a refinancing transaction whereby it borrowed a net $1,937 against the equity of the real property purchased in April 2023 that is utilized as the Company's corporate office. The loan agreement has a two year term, 10% interest rate and monthly interest only payments until maturity.

Trinity Master Equipment Financing Agreement

On April 22, 2022, the Company entered into a Master Equipment Financing Agreement (the “Master Equipment Financing Agreement”) with Trinity Capital Inc. that could provide $35,000 of borrowings to finance the Company’s acquisition of blockchain computing equipment. The Company received a loan of $20,000 at closing with an interest rate of 13.80%. The borrowings under the Master Equipment Financing Agreement are collateralized by 3,336 S19j Pro miners, which are located at our College Park, GA and Norcross, GA sites. The loan matures in April 2025, and the Company has current unpaid principal payments of 3,449 as of December 31, 2024.

Marquee Funding Partners

The mortgages assumed from the acquisition of a bitcoin mining facility from WAHA Technologies Inc. in August 2022 have an unpaid principal balance of $1,143 as of December 31, 2024, the remaining payment terms range from 20-36 months and annual interest of 13%.

Auto and Equipment Loans and Western Alliance Equipment Financing Agreement

The Company has entered into various financing arrangements to purchase vehicles and non-miner equipment with combined principal outstanding at December 31, 2024 of $643. The loans vary in terms from 12-72 months with annual interest rates ranging from 0.00% - 11.30%. The loans are secured with the purchased vehicles and equipment.

Additionally, on August 28, 2024, the Company entered into an equipment financing agreement with Western Alliance Bank for borrowings of up to $1,000 to finance new equipment for operational purposes. The Company can continue to secure equipment with this equipment financing agreement until February 28, 2025. This instrument bears interest at the Floating Wall Street Journal Prime Rate plus 1.00% per annum, calculated on the basis of a 360-day year consisting of twelve (12) consecutive thirty (30)-day months, and will be charged for each day there is an outstanding balance. As of December 31, 2024, the financing agreement had an outstanding balance of $1,000. The Floating Wall Street Journal Prime Rate was 7.5% at the end of the period, resulting in an interest rate of 8.5% per annum as of December 31, 2024. The financing agreement contains financial covenants, including a minimum loan-to-value ratio, a minimum debt service coverage ratio, and a minimum average deposit balance. As of December 31, 2024, the Company was in compliance with all covenants, and no events of default had occurred under the financing agreement.

10. INCOME TAXES

The Company has calculated the tax provision using a cutoff approach based on year-to-date actual amounts and adjusts for discrete items in the quarter. The approach is applied when application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. The Company believes, at this time, that the use of this cutoff approach is more appropriate than the annual effective tax rate method due to the high degree of uncertainty in estimating annual pre-tax income. The quarterly tax provision is subject to fluctuation due to factors including changing assumptions on forecasted annual pretax income, certain book and tax differences, valuation allowances against deferred tax assets, or changes in or interpretation of tax laws. We consider new evidence (both positive and negative) at each reporting date that could affect our view of the future realization of deferred tax assets. We evaluate information such as historical financial results, historical taxable income, projected future taxable income, expected timing of the reversals of existing temporary differences and available prudent and feasible tax planning strategies in our analysis.

The Company's income tax expense (including discrete items) was $9,217 and $1,399 for the three months ended December 31, 2024 and 2023, respectively. The Company's effective income tax rate (including discrete items) was 3.6% and 5.1% for the three months ended December 31, 2024 and 2023, respectively. The Company's effective tax rate differs from the U.S. statutory rate of 21% primarily due to maintaining a valuation allowance on the deferred tax assets.

11. STOCKHOLDERS’ EQUITY

Overview

The Company’s authorized capital stock consists of 600,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share. On October 25, 2024, the Company’s stockholders approved another amendment to the Company’s articles of incorporation to increase the number of shares of common stock authorized for issuance to from 300,000,000 to 600,000,000. As of December 31, 2024, there were 292,566,230 and 280,806,295 shares of common stock issued and outstanding, respectively, and 1,750,000 shares of Series A Preferred Stock issued and outstanding. As of September 30, 2024, there were 270,897,784 shares of common stock issued and outstanding, 1,750,000 shares of Series A Preferred Stock issued and outstanding, and 1,000,000 shares of Series X Preferred Stock outstanding. The 1,000,000 shares of Series X Preferred Stock outstanding as of September 30, 2024 were redeemed on October 29, 2024 and were automatically retired and restored to the status of authorized but unissued shares of the Company’s preferred stock upon such redemption. The Company filed a certificate of withdrawal with the state of Nevada withdrawing its designation of Series X Preferred Stock on December 3, 2024.

For the three months ended December 31, 2024, the Company recorded $5,141 and $579, respectively, as dividends to holders of the Series A Preferred Stock, pursuant to the requirements listed in the certificate of designation.

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

On March 28, 2024, the Company entered into Amendment No. 1 to the At the Market Offering Agreement with the Agent (the “March 2024 ATM Amendment”). Under the March 2024 ATM Amendment, the Company may, but has no obligation to issue and sell up to the lesser number of shares of the Company’s common stock that does not exceed (a) $800,000 of shares of common stock, or (b) the number of authorized but unissued shares of common stock (less the number of shares of common stock issuable upon exercise, conversion or exchange of any outstanding securities of the Company or otherwise reserved from the Company’s authorized capital stock). As of December 31, 2024, the Company had issued all of the ATM’s remaining capacity.

Common stock issuances during the three months ended December 31, 2024

The Company issued 5,031,221 shares of common stock in connection with the GRIID Acquisition.

The Company issued 16,619,361 shares of common stock under the March 2024 ATM Amendment, resulting in gross proceeds of $191,603 and issuance costs of $4,795.

The Company issued 17,864 shares of common stock in connection with the exercise of stock options and warrants. Cash received from such issuance was $110.

Common stock repurchased during the three months ended December 31, 2024

In connection with the issuance of the 2030 Notes in December 2024 (see Note 9 - Loans), the Company repurchased 11,759,935 shares of its common stock for from investors in privately negotiated transactions for an aggregate repurchase price of approximately $145,000. The shares were repurchased at fair value and the entire repurchase price was allocated to the repurchase of the shares.

Common stock issuances during the three months ended December 31, 2023

The Company issued 24,475,832 shares of common stock under the ATM Agreement resulting in net proceeds of $99,336 during the three months ended December 31, 2023.

The Company issued 1,441,152 shares of common stock in relation to the settlement of restricted stock awards and withheld 553,390 shares of common stock of $5,533 for net settlement.

The Company issued 6,096 shares of common stock in connection with the exercise of stock options. Cash received from such issuance was $36.

12. STOCK WARRANTS

As part of the GRIID Acquisition on October 30, 2024, the Company issued several warrants to former holders of GRIID warrants. Those issued warrants include 13,800,000 Public Warrants, 7,270,000 Private Warrants, and approximately 1,734,000 GEM Warrants, of which approximately every 14 warrants are exercisable for one share of the Company’s common stock at $165.25, $165.25, and $69.55 per share, respectively.

Management has determined that the Public Warrants are subject to accounting treatment as equity, while the Private Warrants and GEM Warrants are subject to accounting treatment as liabilities. At the consummation of the GRIID Acquisition, all warrants were measured at their fair value using the Black-Scholes option pricing model and included in the purchase price calculation.

At December 31, 2024, the Company used the Black-Scholes option-pricing model to estimate the fair value of the Private Warrants and the GEM Warrants using Level 3 inputs. The fair value of the Private Warrants and GEM Warrants are included in the Other liabilities caption on the condensed consolidated balance sheets and the changes in fair value are included in Gain (loss) on derivative securities on the condensed consolidated statements of operations.

The following is a summary of stock warrant activity during the three months ended December 31, 2024.

	Number of Warrants Outstanding	Number of Shares to be Issued Upon Exercise of Warrants	Weighted Average Exercise Price ($) (1)
Balance, September 30, 2024	17,560	17,560	$6.12
Warrants granted	22,803,726	1,586,999	$157.96
Warrants expired	—	—	$—
Warrants canceled	—	—	$—
Warrants exercised	—	—	$—
Balance, December 31, 2024	22,821,286	1,604,559	$156.30

(1) Weighted average calculated weighting the exercise price versus the number of common shares that would be granted on exercise.

As of December 31, 2024, there were warrants exercisable to purchase 1,604,559 shares of common stock in the Company and there were no warrants that were unvested. These warrants have a weighted average exercise price of $156.30. Most outstanding warrants contain provisions allowing a cashless exercise at their respective exercise prices.

As of December 31, 2024, 22,813,726 of the outstanding warrants had a weighted average remaining term of 3.8 years and an intrinsic value of $12. The remaining 7,560 of the outstanding warrants do not have expiration dates and have an intrinsic value of $42.

13. STOCK-BASED COMPENSATION

The Company sponsors a stock-based incentive compensation plan known as the 2017 Incentive Plan, as amended, (the “Plan”). As of December 31, 2024, there were 8,021,006 shares available and authorized for issuance under the Plan.

STOCK OPTIONS

The following is a summary of stock option activity during the three months ended December 31, 2024:

	Number of Option Shares	Weighted Average Exercise Price ($)
Balance, September 30, 2024	2,285,462	$15.58
Options granted	193,280	$10.19
Options expired	(68,122)	$19.08
Options forfeited	(25,554)	$12.80
Options exercised	(17,864)	$6.17
Balance, December 31, 2024	2,367,202	$15.15

As of December 31, 2024, there were options exercisable to purchase 1,424,951 shares of common stock in the Company. As of December 31, 2024, the outstanding options had a weighted average remaining term of 7.5 years and an intrinsic value of $2,296.

For the three months ended December 31, 2024, the Company also granted 193,280 options to purchase shares of common stock to employees with a total fair value of $1,749.

The Black-Scholes model utilized the following inputs to value the options granted during the three months ended December 31, 2024:

Fair value assumptions Options:	December 31, 2024
Risk free interest rate	3.56% - 4.48%
Expected term (years)	1.0 - 6.21
Expected volatility	121.86% - 123.02%
Expected dividends	0%

The Company recognized stock-based compensation expense relating to stock options of $1,078 and $1,812 for the three months ended December 31, 2024 and 2023, respectively. As of December 31, 2024, the Company expects to recognize $8,883 of stock-based compensation for the non-vested outstanding options over a weighted-average period of 2.27 years.

RESTRICTED STOCK UNITS

The following table summarizes the activity for all restricted stock units (“RSUs”) during the three months ended December 31, 2024:

	Number of Shares	Weighted Average Fair Value Per Share	Aggregate Intrinsic Value
Outstanding at September 30, 2024	1,674,211	$7.56	$12,649
Granted	148,715	$8.78
Vested	-	-
Outstanding at December 31, 2024	1,822,926	$7.65	$16,789

On October 1, 2024, the Company granted 136,520 time-based RSUs to its board members as part of their annual compensation. These RSUs vest 25% quarterly and have a combined grant-date fair value of $1,200. The 25% quarterly vesting will occur on February 13, 2025, May 13, 2025, August 13, 2025 and December 3, 2025.

As of December 31, 2024, the Company had 1,822,926 outstanding unvested time-based restricted stock awards, which will vest over the weighted average 2.0 years. As of December 31, 2024, the unrecognized compensation costs related to all RSU awards is 11,603.

The Company recognized stock-based compensation expense relating to restricted stock units of $1,943 and $8,141 for the three months ended December 31, 2024 and 2023, respectively.

2025 Long-Term Incentive Plan

On October 1, 2024, the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) approved the establishment of the Company’s Long-Term Incentive Program (the “2025 LTIP”), which permits the issuance of RSUs to executive officers and other executives . Awards granted pursuant to the 2025 LTIP are in addition to cash annual bonus awards and annual time-based RSU awards, if any, and are a key element of the Company’s compensation program.

On October 2, 2024, the Compensation Committee, with the consultation of independent compensation firm, performed an analysis to evaluate the structure of the 2025 LTIP with the combined goal of retention and performance of the senior leadership team. The number of awards will vary based on a year-end evaluation of the Compensation Committee against a currently undetermined group of metrics and the range of the awards can be between 0% and 200% at the discretion of the Compensation Committee. The number of awards at 100% is 5,381,021.

The awards will vest over a 4-year period, whereby 40% will vest at the end of fiscal 2025, and the remaining 60% will vest quarterly over the subsequent 3-years based on continuing employment of the grantee. In addition, the number of awards that will vest depends on the achievement of certain performance metrics. As of December 31, 2024, the specific performance metrics have not been determined with enough specificity to allow for a mutual understanding of the terms, and hence, there is no grant date nor service inception date. Therefore, as of December 31, 2024, there is no stock-based compensation expense recorded under the 2025 LTIP, until such time as the performance metrics are finalized and determined.

14. COMMITMENTS AND CONTINGENCIES

Purchase of modular immersion data centers

The Company entered into a $165,000 contract subject to certain discounts in June 2024 for the purchase and on-site construction and installation of modular immersion data centers. The $49,500 remaining balance of the contract is expected to be paid in installments between January 2025 through April 2025.

Purchase of bitcoin miners

The Company had $1,290 in unrecorded open purchase commitments for miners or mining equipment as of December 31, 2024 in relation to the purchase transactions with Bitmain Technologies Delaware Limited.

Commitments under open construction projects

The Company has open commitments relating to the construction and development of new mining locations and operational facilities of $32,058.

Contractual future payments

The following table sets forth certain information concerning our obligations to make contractual future payments towards our agreements as of December 31, 2024 (Fiscal Year 2025 excludes three months ended December 31, 2024):

Fiscal Year
($ in thousands)	2025 (Remainder)
Contractual obligations:
Modular immersion data centers	$49,500
Construction in progress	32,058
Purchcase of bitcoin miners	1,290
Total	$82,848

State Tax Incentives

When the Company enters new jurisdictions, it seeks incentives on taxes including; sales and use taxes, property taxes, employment taxes and income taxes. The Company has been previously successful obtaining such incentives and is currently seeking additional incentives, which if the Company is unsuccessful in obtaining may result in a liability of approximately $18,290.

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

On December 2, 2021, the court appointed Bishins and Darshan Hasthantra (“Hasthantra”) as lead plaintiffs, and on February 1, 2024, the Court entered a voluntary dismissal on behalf of Bishins, leaving Hasthantra as the sole lead plaintiff.

On February 28, 2022, Plaintiff filed an Amended Class Complaint alleging that, between December 10, 2020 and August 16, 2021, Defendants made material misstatements and omissions related to the Company’s acquisition of ATL Data Centers LLC and its anticipated expansion of bitcoin mining operations. Plaintiff seeks certification of the Class, an award of compensatory damages, and reimbursement of costs and expenses.

To date, no class has been certified in the Class Action. Discovery is currently proceeding.

The Company believes that the claims asserted are without merit and intends to defend against them vigorously. At this time, the Company is unable to estimate potential losses, if any, that may arise.

Consolidated Smith Derivative Actions

Between February 21, 2023, and March 8, 2023, four shareholder derivative actions were filed in the Eighth Judicial District Court of the State of Nevada in Clark County against certain officers and directors of the Company, including its Executive Chair, Chief Executive Officer, and former Chief Financial Officer. Each of these actions was consolidated in the Eighth Judicial District Court of Nevada in Clark County (the “Consolidated Smith Action”). The claims asserted include breach of fiduciary duties, unjust enrichment and corporate waste, with the plaintiffs seeking monetary damages, restitution, declaratory relief, litigation costs, and the imposition of additional corporate governance and internal controls.

The Company’s Board of Directors formed a Special Litigation Committee (“SLC”) to investigate and evaluate the claims. On November 6, 2023, the court granted the SLC’s motion to intervene and stayed the case through November 30, 2024. On October 16, 2024, the SLC filed a motion to defer to its determination that the claims should be dismissed. On December 2, 2024, the court approved a protective order governing the SLC’s report, and on December 6, 2024, the parties jointly informed the court that plaintiffs required additional time to review the report.

The Company believes that the claims raised in the Consolidated Smith Action are without merit and intends to defend itself vigorously against them. At this time, the Company is unable to estimate potential losses, if any, related to the Consolidated Smith Action.

Consolidated Ciceri Derivative Actions

On May 26, 2021, Andrea Ciceri filed a shareholder derivative action in the United States District Court for the District of Nevada against officers and directors of the Company, including the Company’s Executive Chair, CEO, former CFO, and certain other members of the Board of Directors. This and other related filings were consolidated by the Court on June 29, 2021 (the “Consolidated Ciceri Action”).

The claims asserted in the Consolidated Ciceri Action include breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement and waste of corporate assets. The plaintiffs seek declaratory relief, monetary damages and the imposition of additional corporate governance and internal controls.

On December 12, 2024, the federal court dismissed the Consolidated Ciceri Action with prejudice.

15. MAJOR CUSTOMERS AND VENDORS

The Company has one mining pool operator (Foundry Digital) that represented 100% of revenue for the three months ended December 31, 2024 and 2023.

For the three months ended December 31, 2024 and 2023, the Company had the following significant suppliers of miners:

	Three Months Ended
	December 31, 2024	December 31, 2023
Bitmain Technologies	94%	100%
Canaan U.S. Inc	6%	0%

16. SUBSEQUENT EVENTS

Georgia 2025 Asset Acquisition

In January 2025, the Company completed the $5,400 asset acquisition of a bitcoin mining facility and certain infrastructures located in Georgia. The definitive agreements include the purchase of mining data centers, and the assumption of the underlying real property lease. The transaction is accounted for as an asset acquisition, whereby the total purchase price is allocated first to the fair value of the assets acquired and any excess purchase price is allocated to the acquired assets pro-rata.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

($ presented in 000's, except for bitcoin price)

The following discussion and analysis of our financial condition and results of operations should be read together with the interim condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024 (the “Form 10-K”). This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in other parts of this Quarterly Report on Form 10-Q, as well as those identified in the “Risk Factors” section of our Form 10-K. Our historical results are not necessarily indicative of the results that may be expected for any period in the future. See “Forward-Looking Statements.”

Company Overview

We are a bitcoin mining company. We independently own and operate a large portfolio of data centers across the United States with locations in Georgia, Mississippi, Tennessee and Wyoming for a total contracted power capacity of approximately 853 megawatts (“MW”) as of December 31, 2024. We intend to continue our growth in these regions and are actively developing plans for additional capacity in Wyoming, Georgia, and Tennessee. We have an independent data center operation in Massena, NY subject to a hosting agreement that operated 50 MW, which expired on December 31, 2024. The parties commenced wind-down procedures upon expiration, during this time miners will operate until they are removed in batches from allocated rack space. All MW allocated to the Company are expected to be vacated no later than March 31, 2025. We have no intention to mine, purchase or hold any other cryptoassets at this time or in the foreseeable future, and we did not hold any other cryptoasset as of December 31, 2024.

We design our infrastructure to efficiently, profitably, and responsibly secure and support bitcoin, the world’s most recognized digital commodity. We cultivate trust and transparency among our employees, the communities where we operate, our public market stakeholders, and the people around the world who depend on bitcoin.

Bitcoin Mining

Bitcoin was introduced in 2008 with the goal of serving as a digital means of exchanging and storing value. Bitcoin is a form of digital currency that depends upon a consensus-based network and a public ledger called a “blockchain”, which contains a record of every bitcoin transaction ever processed. The bitcoin network is the first decentralized peer-to-peer payment network, powered by users participating in the consensus protocol, with no central authority or middlemen, that has wide network participation. The authenticity of each bitcoin transaction is protected through digital signatures that correspond with addresses of users that send and receive bitcoin. Users have full control over remitting bitcoin from their own sending addresses. All transactions on the bitcoin blockchain are transparent, allowing those running the appropriate software to confirm the validity of each and every transaction. To be recorded on the blockchain, each bitcoin transaction is validated through a proof-of-work consensus method, which entails demonstrating sufficient computation through the “proof of work” process to validate transactions and post them on the blockchain. This process is called mining. Miners are rewarded with bitcoins, both in the form of newly created bitcoins and transaction fees paid in bitcoin, for successfully constructing a block with the required network difficulty and disseminating that block to the global network of nodes. The mining process now represents the largest distributed computing network on Earth due to demand for bitcoin, the commodity, and the revenues associated with securing it.

Factors such as access to specialized mining servers, energy, electricity cost, environmental factors (such as cooling capacity) and location play important roles in mining. As of December 31, 2024, our operating mining units were capable of producing over 39.1 exahash per second (“EH/s”) of computing power. In bitcoin mining, “hashrate” is a measure of the computing and processing power and speed by which a mining computer mines and processes transactions on the bitcoin network. We expect to continue increasing our computing power through 2025 and beyond as we expand our infrastructure at our owned sites in Wyoming, Tennessee, and Georgia, seek regional expansion opportunities, and evaluate strategic acquisition targets. As of January 31, 2025, we operated a high of 40 EH/s of computing power. A company’s computing power measured in hashrate is a significant factor in its bitcoin mining revenue.

We owned approximately 285,098 miners as of December 31, 2024, of which approximately 201,808 were in service as of December 31, 2024 and the remainder pertain to new machines ready to install in the Cheyenne, WY expansion and Jackson, TN and other expansion opportunities, are being evaluated for relocation or are pending repair. Our miners range in age from 1-48 months and have an average age of approximately 13 months. Effective May 2024, we estimate the useful lives of our miners to be three years. We do not have scheduled downtime for our miners, however, we periodically perform unscheduled maintenance and curtailments on our miners, but such downtime has not historically been significant. When performing unscheduled maintenance, we will typically replace the miner with a substitute miner to limit overall downtime. The miners owned as of December 31, 2024 had a range of energy efficiency (watts per terahash – “w/th”) of 13.5 to 29.5 w/th with an average operating energy efficiency of 17.6 w/th.

We obtain bitcoin as a result of our mining operations, and we sell bitcoin from time to time to support our operations and strategic growth. We also will utilize our bitcoin as collateral for lending arrangements. We do not currently engage in regular trading of bitcoin (other than as necessary to convert our bitcoin into U.S. dollars) or engage in hedging activities related to our holding of bitcoin; however, our decisions to hold or sell bitcoin at any given time may be impacted by the bitcoin market, which has been historically characterized by significant volatility. As hedging, derivative, lending, and other structured products mature, we will evaluate them and consider integrating them into our regular treasury management activities. Treasury management activities may serve cash management, strategic growth, revenue or bitcoin balance hedging, incremental revenue or other general corporate purposes. Currently, we do not use a formula or specific methodology to determine whether or when we will sell bitcoin that we hold, or the number of bitcoins we will sell. Rather, decisions to hold or sell bitcoins are currently determined by management by analyzing the need for working capital, forecasts and monitoring the market in real time.

The value of bitcoin has historically been subject to wide swings. The following table provides a range of intraday low and intraday high bitcoin prices between September 30, 2023 through December 31, 2024.

Range of intraday bitcoin prices
Quarterly Reporting Periods Ended	Minimum Price	Maximum Price
September 30, 2023	$24,900	$31,862
December 31, 2023	$26,521	$45,000
March 31, 2024	$38,501	$73,836
June 30, 2024	$56,500	$72,777
September 30, 2024	$49,050	$70,000
December 31, 2024	$58,864	$108,389

As of December 31, 2024, we held 9,952 bitcoins. As of December 31, 2024, we held 99% of our bitcoin in cold storage and 1% in hot wallets. The fair value of our bitcoins as of December 31, 2024 was $929,080 on our condensed consolidated balance sheets. Effective October 1, 2023, we adopted ASC 350-60, which requires bitcoin to be measured at fair value; as a result, the carrying value of each bitcoin we held at October 1, 2023 and each subsequent reporting period reflects the price of one bitcoin quoted on the active exchange, Coinbase, at the end of the reporting period. Therefore, decreases in the market price of bitcoin could have a material impact on our earnings and on the carrying value of our bitcoin. See Note 2 - Summary of Significant Accounting Policies for more details on the impact of implementation in the Form 10-K.

As of December 31, 2024 and September 30, 2024, the Company did not hold any digital currency other than bitcoin.

We maintain real property holdings through our wholly owned and consolidated subsidiaries.

Results of continuing operations for the three months ended December 31, 2024 and 2023

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

The energy efficiency of a mining fleet helps drive profitability, because the most significant direct expense for bitcoin mining is power. We measure efficiency by the watts (or joules) of energy required to produce each terahash of processing power. We believe we operate a highly efficient fleet of miners.

The table below describes our fleet as of December 31, 2024 and 2023 and our miner efficiency and computing power as compared to the global computing power.

	As of
Combined facilities	December 31, 2024	December 31, 2023
Global hashrate (in terms of EH/s) (1)	803.0	558.4
Miner efficiency (w/th) (2)	17.6	26.4
CleanSpark hashrate (in terms of EH/s)	39.1	10.0
CleanSpark percentage of total global hashrate	4.87%	1.80%

(1) Total global hashrate obtained as of December 31, 2024 and 2023 were from Hashrate index (https://data.hashrateindex.com/network-data/network) using SMA 7 days and YCHARTS (https://ycharts.com/indicators/bitcoin_network_hash_rate), respectively.

(2) Watts of energy required to produce each terahash of processing power. Based on miner fleet operating at period end.

As of December 31, 2024, our operating hashrate was approximately 4.87% of the total global hashrate, and we received approximately the same percentage of the global blockchain rewards, which as of that date equaled approximately 21-22 bitcoin per day, excluding the bitcoin earned from network transaction fees. Ultimately, in order to mine profitably, we work to ensure that these mining rewards cover our direct operating costs.

The table below describes the average cost of mining each bitcoin for the three months ended December 31, 2024 and 2023 and the total energy usage and cost per each kilowatt hour (“KWH”) utilized within our owned facilities.

	For the Three Months Ended
Cost of Revenues - Analysis of costs to mine one bitcoin (per bitcoin amounts are actual)	December 31, 2024	December 31, 2023
Cost of Mining - Owned Facilities
Cost of energy per bitcoin mined	$33,928	$12,783
Other direct costs of mining - non energy utilities per bitcoin mined	83	25
Cost to mine one bitcoin - Direct Energy Cost - Owned facilities	$34,011	$12,808

Miner depreciation per bitcoin mined	31,949	11,384
Financing costs per bitcoin mined	98	237
Direct cost to mine including non-cash depreciation and financing costs - Owned facilities	$66,058	$24,429

Average revenue of each bitcoin mined (1)	$83,962	$36,472
Direct cost to mine one bitcoin as % of average bitcoin mining revenue - Including direct energy cost only	40.5%	35.1%
Direct cost to mine one bitcoin as % of average bitcoin mining revenue - Including miner depreciation expense	78.7%	67.0%

Statistics
Owned Facilities
Total bitcoin mined at owned facilities	1,817	1,711
Bitcoin mining revenue - Owned facilities - ($ in thousands)	$152,561	$62,400
Total miners in service in owned facilities - as of the periods ended	186,878	72,234
Total KWHs utilized	1,251,929,017	495,197,028
Total energy expense - ($ in thousands)	$61,649	$21,871
Cost per KWH	$0.049	$0.044
Energy expense as percentage of bitcoin mining revenue, net	40.4%	35.0%
Other direct costs of mining - non energy utilities - ($ in thousands)	$150	$42
Depreciation Expense - Miners Only - ($ in thousands)	$58,052	$19,477
Direct miner financing costs - ($ in thousands)	$178	$405

(1) Average revenue of each bitcoin mined is calculated by dividing the sum of bitcoin mining revenue for our owned facilities by the total number of bitcoin mined by our owned facilities during the respective periods. We have determined that Coinbase is the principal market for valuing bitcoin transactions and use the closing price of bitcoin at 23:59:59 UTC as the source of recording revenue. See the table “Range of intraday bitcoin prices” for information on the range of intraday bitcoin prices for quarterly periods since September 30, 2023.

Power prices are the most significant cost driver for our wholly owned locations, and energy expense represented 40.4% and 35.0% as expressed as a percentage of bitcoin mining revenues during the three months ended December 31, 2024 and 2023, respectively.

Energy prices can be highly volatile and global events can impact energy rates. We have a diverse portfolio of power contracts across our wholly owned and operated sites in the State of Georgia, Mississippi, Tennessee and Wyoming. The majority of these contracts and our previously hosted miners in New York State are currently subject to variable prices and market rate fluctuations with respect to wholesale power costs. Such prices are governed by power purchase agreements which vary by location, and said prices can change hour to hour. While this renders energy prices less predictable, it also gives us greater ability and flexibility to actively manage the energy we consume with a goal of increasing profitability and energy efficiency. Energy prices are also highly sensitive to weather events, such as winter storms and polar vortices, which periodically increase the demand for power regionally. When such events occur, we may curtail our operations to avoid using power at increased rates, at the request of grid operators in cases of emergencies or to support utility grid resiliency efforts. The average power prices we paid under our power contracts at our owned facilities for the three months ended December 31, 2024 and 2023 were $0.049 and $0.044 per KWH, respectively.

The management and operations teams make real-time determinations on the need and timing during which we should curtail our operations. We curtail when power prices exceed the value we would receive for the corresponding fixed bitcoin reward in response to utility programs. This means if bitcoin’s value decreases or energy prices increase, our curtailment may increase; likewise, when bitcoin’s value increases and energy prices decrease, our curtailment may decrease. The management and operations teams manage these decision on an hour-by-hour basis across all our sites, both wholly owned and hosted. The Company did not have significant curtailment and maintained an average uptime greater than 90% during the three months ended December 31, 2024. A large portion of the curtailment during the quarter related to Hurricane Helene which affected our Georgia sites at the end of September 2024 to the beginning of October 2024. The southeast Georgia sites were shut down as the hurricane began impacting the region, thus at the beginning of the October 2024, these sites were operating on approximately 200 MW which gradually increased during the same week to its the full 365 MW capacity when utilities was restored to the communities.

The Company records depreciation expense (a non-cash expense) on its miners on a straight-line basis over the miners' expected useful life. Such non-cash depreciation amounts are recorded within the condensed consolidated statements of operations and comprehensive income as “Depreciation and Amortization”. Although the Company recognizes depreciation with respect to its mining assets, it does not consider depreciation in determining whether it is economical to operate its mining equipment since depreciation expense is not an avoidable operating cost, such as energy costs. The table above presents the non-cash miner depreciation expense on a “per bitcoin” basis, calculated by dividing miner depreciation expense in our owned facilities by the number of bitcoin mined in the owned facilities. On a “cost per bitcoin" ratio, miner depreciation expense was $31,949 and $11,384 for the three months ended December 31, 2024 and 2023, respectively. The number of bitcoin received by all the miners, including the Company was reduced by 50% effective April 19, 2024 when the bitcoin algorithm halved the rewards from 6.25 per block to 3.125 per block increasing depreciation expense on a comparable per bitcoin basis as it takes more miners to produce the same number of bitcoin.

We have financing costs for a limited number of miners in our miner fleet and such costs are recorded within Interest Expense in our condensed consolidated statements of operations and comprehensive income. The table above presents financing costs per bitcoin calculated by dividing direct interest expense on our miner financing agreement by the number of bitcoin mined in our owned facilities. On a cost per bitcoin ratio, financing costs were $98 and $237 for the three months ended December 31, 2024 and 2023, respectively.

The table below describes the average cost of mining each bitcoin for the three months ended December 31, 2024 and 2023 and the total energy usage and cost per each KWH utilized within our hosted facilities.

	For the Three Months Ended
Cost of Revenues - Analysis of costs to mine one bitcoin (per bitcoin amounts are actual)	December 31, 2024	December 31, 2023
Cost of Mining - Hosted Facilities
Direct hosting fees expense per one bitcoin	$66,288	$22,621
Miner depreciation per bitcoin mined	4	19,564
Direct cost to mine including non-cash depreciation - Hosted facilities	$66,292	$42,185

Average revenue of each bitcoin mined (1)	$76,080	$36,884
Direct cost to mine one bitcoin as % of average bitcoin mining revenue - Direct Hosting fees only	87.1%	61.3%
Direct cost to mine one bitcoin as % of average bitcoin mining revenue - Including miner depreciation expense	87.1%	114.4%

Statistics
Hosted Facilities
Total bitcoin mined at hosted facilities	128	309
Bitcoin mining revenue - Hosted facilities - ($ in thousands)	$9,746	$11,386
Total miners in service in hosted facilities - as of the periods ended	14,930	16,325
Total KWHs utilized	121,977,227	104,598,890
Total hosting fee expense - ($ in thousands)	$8,491	$6,983
Hosting fee per KWH	$0.070	$0.067
Hosting fee expense as percentage of bitcoin mining revenue, net	87.1%	61.3%
Depreciation Expense - Miners Only - ($ in thousands)	$1	$6,039

(1) Average revenue of each bitcoin mined is calculated by dividing the sum of bitcoin mining revenue for hosted facilities by the total number of bitcoin mined within the hosted facilities during the respective periods. We have determined that Coinbase is the principal market for valuing bitcoin transactions and use the closing prices as of 23:59:59 UTC as the source of recording revenue. See the table “Range of intraday bitcoin prices” for information on the range of intraday bitcoin prices for quarterly periods since September 30, 2023.

For our co-locations, hosting fees (which comprise direct operating costs of the third-party operator with energy as the largest cost) and profit sharing were a combined 87.1% and 61.3% as a percentage of bitcoin mining revenues during the three months ended December 31, 2024 and 2023, respectively.

At our hosted facilities, the hosting fee as compared to KWHs utilized in the hosted facilities was $0.070 and $0.067 per KWH for the three months ended December 31, 2024 and 2023, respectively. The Company did not have significant curtailment greater than 20% of total operating time during the three months ended December 31, 2024.

On a “cost per bitcoin” ratio, miner depreciation expense was $4 and $19,564 for the three months ended December 31, 2024 and 2023, respectively. The decrease presented was mainly due to the miners being nearly fully depreciated as of September 30, 2024.

Results of continuing operations for the three months ended December 31, 2024 and 2023

($ presented in 000's, except for average bitcoin price)

Bitcoin mining revenue

We earned $162,306 in bitcoin mining revenue during the three months ended December 31, 2024, which was an increase of $88,520, or 120%, as compared with $73,786 for the three months ended December 31, 2023. Bitcoin mining revenues are recorded net of bitcoin mining fees charged by our sole mining pool operator that equaled approximately 0.15% of gross bitcoin mining revenues for the three months ended December 31, 2024, and are determined by two main drivers: quantity of bitcoin mined and the price of bitcoin on the date the bitcoin is mined. During the three months ended December 31, 2024, we mined 1,945 bitcoin with an average bitcoin price of $83,443 as compared to 2,020 bitcoin with an average bitcoin price of $36,535 during the three months ended December 31, 2023. The increase in bitcoin mining revenue for the three months ended December 31, 2024 was attributable to the increase in the average bitcoin price offset by the decrease in the bitcoin mined during the period and as compared to the three months ended December 31, 2023. The decrease in the quantity of bitcoin mined was primarily driven by the reduction in bitcoin block rewards from 6.25 per block recognized during the three months ended December 31, 2023 as compared to 3.125 per block recognized during the three months ended December 31, 2024. This reduction in block rewards due to the halving in April 2024 was offset by the increased number of our miners in operation, which increased to 201,808 compared to 88,559, an increase of 128% between December 31, 2023 and December 31, 2024. The increase in our miners in operation increases our hashrate, which is our total computational power, and which when understood in the context of global hashrate, determines how much bitcoin we are able to mine.

Cost of revenues (exclusive of depreciation and amortization expense)

Our cost of revenues was $70,290 for the three months ended December 31, 2024, an increase of $41,394, or 143%, as compared with $28,896 for the three months ended December 31, 2023. These costs were primarily related to energy costs to operate the miners within our owned facilities, which were $63,075 for the three months ended December 31, 2024, an increase of $41,244, or 189%, as compared to $21,831 for the three months ended December 31, 2023. The increase in energy costs was due to the increases in the volume of miners operating in our owned locations. We continually evaluate energy and bitcoin prices and periodically will curtail our mining operations when it is advantageous to do so.

We also incurred hosting fees of $6,350 and profit sharing fees of $683 for the three months ended December 31, 2024, an increase of $776, or 14%, and a decrease of $727, or 52%, as compared to $5,574 and $1,411, respectively, for the three months ended December 31, 2023. The hosting fees and profit sharing fees were primarily the result of our co-location agreement with Coinmint. The hosting fees increased period over period due to increased rates charged per KWH even though KWHs utilized decreased slightly.

Professional fees

Professional fees, which consisted primarily of legal, accounting and consulting fees, were $3,885 for the three months ended December 31, 2024, an increase of $2,313, or 147%, from $1,572 for the three months ended December 31, 2023. Legal expenses were $1,445 for the three months ended December 31, 2024, as compared to $173 for the three months ended December 31, 2023. This increase was primarily attributable to legal and other professional fees in connection with merger and acquisition transactions of $396 during the three months ended December 31, 2024, as compared to $0 during the three months ended December 31, 2023. Other professional fees, namely accounting and consulting, were $2,445 for the three months ended December 31, 2024, as compared to $1,403 for the three months ended December 31, 2023, representing an increase of $1,042. The increase in accounting fees was primarily related to tax services and consulting.

Payroll expenses

Payroll expenses were $20,869 for the three months ended December 31, 2024, an increase of $5,549, or 36%, from $15,320 for the three months ended December 31, 2023. Our payroll expenses include all compensation related expenses for our employees and mainly include salaries, wages, payroll-related taxes and benefits and non-cash stock-based compensation. Payroll expenses, excluding non-cash stock-based compensation, were $17,847 for the three months ended December 31, 2024, representing an increase of 232% from $5,368 for the three months ended December 31, 2023, mainly attributed to an increase in employee headcount along with employee bonuses.

We grant stock-based awards to certain employees as a significant portion of our payroll-related costs. Stock-based compensation, which is a non-cash expense, was $3,021 for the three months ended December 31, 2024, a decrease of $6,931, or 70%, from $9,953 for the three months ended December 31, 2023. The decrease in stock based compensation was mainly attributed to the vesting of a certain performance based restricted stock awards vesting in the three months ended December 31, 2023.

General and administrative expenses

General and administrative expenses increased to $10,054 for the three months ended December 31, 2024 from $5,003 for the three months ended December 31, 2023, representing an increase of $5,051. This increase was primarily attributable to increases in corporate overhead, including, but not limited to, property taxes and insurance premiums (primarily due to the substantial increase in owned assets).

Gain on fair value of bitcoin

Gain on fair value of bitcoin for the three months ended December 31, 2024 was $218,206 as compared to $36,041 for the three months ended December 31, 2023, an increase of $182,165. We measured crypto assets within the scope of ASC Topic 350-60 - Intangibles - Goodwill and Other - Crypto Assets at fair value in accordance with ASC Topic 820 - Fair Value Measurement and included the gains and losses from remeasurement in net income. The gain for the three months ended December 31, 2024 pertains to the change in bitcoin's fair value from approximately $63,300 per bitcoin on September 30, 2024 to approximately $93,400 per bitcoin on December 31, 2024.

Depreciation and amortization

Depreciation and amortization expense increased to $66,229 for the three months ended December 31, 2024, from $29,847 for the three months ended December 31, 2023, an increase of $36,382, or 122%. Depreciation expense increased by $35,792, or 122%, during the three months ended December 31, 2024, to $65,125 from $29,333, mainly due to an increase in miners and mining-related equipment being placed in service during the comparative period. Additionally, effective May 1, 2024, all miners would be adjusted to a useful life of 3 years, a reduction from 5 years.

Amortization expense for the three months ended December 31, 2024 was $1,104, an increase of $591, or 115%, from $513 for the three months ended December 31, 2023. In the three months ended December 31, 2024, the Company acquired software in the total amount of $4,000, which was the primary cause for the increase in amortization expense.

Other Income (Expenses)

Other income, net was $46,032 for the three months ended December 31, 2024, compared with other expense, net of $1,203 for the three months ended December 31, 2023, which is a change of $47,235. Other income (expenses) for the three months ended December 31, 2024 consisted primarily of gain on bitcoin collateral returned of $42,493. The Company did not have any bitcoin collateral in the three months ended December 31, 2023.

Interest expense in the three months ended December 31, 2024 increased by $1,013 to $1,559 from $546 for the three months ended December 31, 2023 due to the line of credit with Coinbase, which was outstanding for the majority of the three months ended December 31, 2024.

Net income

Net income for the three months ended December 31, 2024 was $246,791, an increase of $220,882 compared to net income of $25,909 for the three months ended December 31, 2023, for the reasons stated above.

Non-GAAP Measure

We present adjusted EBITDA, which is not a measurement of financial performance under GAAP. Our non-GAAP “Adjusted EBITDA” excludes (i) impacts of interest, taxes, and depreciation; (ii) our share-based compensation expense, unrealized gains/losses on securities, and changes in the fair value of contingent consideration with respect to previously completed acquisitions, all of which are non-cash items that we believe are not reflective of our general business performance, and for which the accounting requires management judgment, and the resulting expenses could vary significantly in comparison to other companies; (iii) non-cash impairment losses related to long-lived assets; (iv) realized gains and losses on sales of equity securities, the amounts of which are directly related to the unrealized gains and losses that are also excluded; (v) legal fees related to litigation and various transactions, which fees management does not believe are reflective of our ongoing operating activities; (vi) gains and losses on disposal of assets, the majority of which are related to obsolete or unrepairable machines that are no longer deployed; (vii) gains and losses related to discontinued operations that would not be applicable to our future business activities; and (viii) severance expenses.

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

The following is a reconciliation of our non-GAAP Adjusted EBITDA to its most directly comparable GAAP measure (i.e., net income (loss)) for the periods indicated:

($ in thousands)	For the Three Months Ended December 31,
Reconciliation of non-GAAP Adjusted EBITDA	2024	2023
Net income	$246,791	$25,909
Depreciation and amortization	66,229	29,847
Share-based compensation expense	3,021	9,953
Unrealized (gain) loss of derivative securities	(3,622)	1,243
Interest income	(1,476)	(586)
Interest expense	1,559	546
(Gain)/Loss on disposal of assets	(791)	677
Income tax expense	9,217	1,399
Fees related to financing & business development transactions	373	—
Litigation & settlement related expenses	348	—
Severance and other expenses	—	102
Non-GAAP adjusted EBITDA*	$321,649	$69,090

* We have not excluded our net gain on fair value of bitcoin ($218,206 and $36,041 in the three months ended December 31, 2024 and 2023, respectively), which we now record in our condensed consolidated statements of operations and comprehensive income as provided in ASC 350-60, as discussed in the Form 10-K.

Liquidity and Capital Resources

($ presented in 000's)

Our primary requirements for liquidity and capital are working capital, capital expenditures, loan payments, public company costs and general corporate needs. We expect these needs to continue as we further develop and grow our business. Our principal sources of liquidity have been and are expected to be our cash and cash equivalents, bitcoin inventory and proceeds from our convertible note.

As of December 31, 2024, we had total current assets of $1,225,265, consisting of cash and cash equivalents, inventory, prepaid expenses and other current assets, bitcoin, investment in debt security and related derivative asset, current assets held for sale, and total assets in the amount of $2,779,292. Our total current liabilities and total liabilities as of December 31, 2024 were $96,677 and $757,706, respectively. We had working capital of $1,128,588 as of December 31, 2024. We may sell the bitcoin we mine to fund operations and to fund capital expenditures. In addition, we have $633,812 zero-coupon convertible notes and a $50,000 line of credit with Coinbase as discussed in Note 9 - Loans.

Based on our current plans and business conditions, we believe that existing cash and cash equivalents and bitcoin, together with cash generated from operations, will be sufficient to satisfy our anticipated cash requirements for the next 12 months and for the reasonably foreseeable future until we reach consistent profitability, and we are not aware of any trends or demands, commitments, events or uncertainties that are reasonably likely to result in a decrease in the liquidity of our assets. We are likely to require additional capital to respond to technological advancements, competitive dynamics or technologies, business opportunities, challenges, acquisitions or unforeseen circumstances and in either the short-term or long-term may determine to engage in equity or debt financings. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited. In particular, the ongoing impacts of inflation and fluctuations in interest rates, global conflicts including the conflict between Russia and Ukraine, and increases in tariffs, have resulted in, and may continue to result in, significant disruption and volatility in the global financial markets, reducing our ability to access capital. If we are unable to raise additional funds when or on the terms desired, our business, financial condition and results of operations could be adversely affected.

Material Cash Requirements

We are a party to many contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the condensed consolidated balance sheets as of December 31, 2024, while others are considered future commitments. Our contractual obligations primarily consist of cancelable purchase commitments with various parties to purchase goods or services, primarily miners and equipment, entered into in the normal course of business and operating leases. For information regarding our other contractual obligations, refer to Note 14 - Commitments and Contingencies in this Quarterly Report on Form 10-Q for the period ended December 31, 2024, and Note 18 - Commitments and Contingencies included in our Annual Report on Form 10-K as filed with the SEC on December 3, 2024.

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

Operating Activities

The Company generates non-cash revenue through mining Bitcoin, which it retains the majority based on its long-term value strategy, while funding all operating expenses with cash. As a result, net cash used in operating activities for the three months ended December 31, 2024 was $119,452 primarily due to cost of revenues of $70,290 and payroll expenses of $20,869, in spite of a net income of $246,791, due to the increase of the non-cash gains in the held bitcoin balance. Changes in operating assets and liabilities used a net total of $18,079 of cash.

Operating activities from continuing operations for the three months ended December 31, 2023, resulted in a net cash outflow of $47,276 . This was primarily driven by net income of $25,909, which included significant non-cash revenue and gains, in the form of bitcoin. The non-cash adjustments to reconcile net income to net cash included $29,847 for depreciation and amortization and $9,953 for stock-based compensation, offset by $73,786 of non-cash bitcoin mining revenues. Additionally, changes in operating assets and liabilities contributed a net cash inflow of $6,863.

Investing Activities

Investing activities from operations used $255,947 during the three months ended December 31, 2024, as compared with using $32,818 for the three months ended December 31, 2023. Our payments on miners (including miner deposits) of $126,867, purchase of fixed assets of $57,359, and payment for the asset acquisition of the Tennessee locations of $8,105 were the main components of our investing cash outflow for the three months ended December 31, 2024. This was partly offset by cash received in the acquisition of GRIID of $1,411 and by cash proceeds received from the sale of miners of $30,134.

Financing Activities

Cash flows generated from financing activities of continuing operations during the three months ended December 31, 2024 amounted to $531,128 compared to $99,745 for the three months ended December 31, 2023. Our cash flows from financing activities for the three months ended December 31, 2024 consisted primarily of proceeds from the convertible note of $635,695 and proceeds from equity offerings of $186,807, partially offset by the repurchase of common stock of $145,000, aggregate payments for capped call transactions of $90,350, and payments on loans in the amount of $52,158. Our cash flows from financing activities for the three months ended December 31, 2023 mainly consisted of proceeds from underwritten offerings of $108,926.

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

There have been no material changes to our critical accounting policies and estimates as compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024 other than as described in Note 2 - Summary of Significant Accounting Policies in our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

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

At December 31, 2024, the Company held approximately 9,952 bitcoins and the fair value of a single bitcoin was approximately $93,356, meaning that the fair value of its bitcoin holdings on that date was approximately $929 million. A 10% increase or decrease in the fair value of bitcoin as of December 31, 2024, would have increased or decreased the total cash value that could be realized if the Company were to sell its bitcoin for cash by approximately $92.9 million.

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

On October 30, 2024, the Company completed its acquisition of GRIID. The Company is currently integrating GRIID into our overall internal control over financial reporting process and, consistent with interpretive guidance issued by the Staff of the SEC, is excluding the business from our evaluation of disclosure controls and procedures as of December 31, 2024. In accordance with such guidance, an assessment of recent business combinations may be omitted from management’s assessment of internal control over financial reporting for one year following the acquisition. This acquisition constituted approximately 6% of the Company’s total consolidated assets and approximately 7% of the Company’s consolidated revenues are generated from the locations acquired from GRIID as of and for the three months ended December 31, 2024, respectively.

Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2024, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting described below.

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

Remediation Efforts to Address the Material Weaknesses

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

The remediation actions include the following:

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

The remediation actions include the following:

•
Redesigned and implemented controls to address segregation of duties issues when processing, approving and submitting payroll.
•
Implemented controls related to confirmation of payrolls processed are same as those approved.
•
Restricted administrator access to individuals who do not have responsibility to process, approve or submit payroll.

Material weakness related to the design of internal controls to safeguard cash assets

The remediation actions include the following:

•
Designed and implemented a control to require two approval signatures for cashier check requests; and
•
Enhanced the design of controls related to cash reconciliation procedures verifying cashier checks issued.

While these remedial actions are designed and implemented to correct the material weaknesses, changes to internal controls over financial reporting require operation for a sufficient period of time in order for management to evaluate and test the operating effectiveness. Management will continue to monitor and evaluate the effectiveness of these changes for a sufficient period of time prior to concluding that these controls are designed and operating effectively, and the material weaknesses can be considered remediated.

Changes in Internal Control over Financial Reporting

The Company is integrating GRIID into our overall internal control over financial reporting process. At this time, we anticipate that the scope of our assessment of our internal control over financial reporting for our fiscal year ending September 30, 2025 will exclude GRIID’s internal control over financial reporting. Except for the remedial measures described above, and the GRIID Acquisition, there have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are from time to time subject to various claims, lawsuits, and other legal and administrative proceedings arising in the ordinary course of business. See Note 14 - Commitments and Contingencies to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” section contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2024, together with the cautionary statement under the caption “Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q. These described risks are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

The capped call transactions may affect the value of the 2030 Notes and the market price of our common stock.

In connection with the issuance of our $650,000,000 aggregate principal amount of 0% convertible senior notes due 2030 (the “2030 Notes”), we entered into privately negotiated capped call transactions with certain financial institutions (collectively, the “option counterparties”). The capped call transactions are generally expected to reduce the potential dilution to our common stock upon any conversion of the 2030 Notes or offset any cash payments we are required to make in excess of the principal amount of converted 2030 Notes, with such reduction or offset subject to a cap.

In connection with establishing their initial hedges of the capped call transactions, the option counterparties entered into various derivative transactions with respect to our common stock and/or purchased shares of our common stock concurrently with, or shortly after, the pricing of the 2030 Notes. They may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling shares of our common stock or other securities of ours in secondary market transactions prior to the maturity of the 2030 Notes, and they are likely to do so during any “observation period” related to a conversion of 2030 Notes or, to the extent we exercise the relevant election under the capped call transactions, following any repurchase or redemption of the 2030 Notes, in each case as described in the Indenture, dated as of December 17, 2024, by and between the Company and U.S. Bank Trust Company, National Association, as trustee. This activity could also cause or avoid an increase or a decrease in the market price of our common stock or the 2030 Notes.

We are subject to counterparty risk with respect to the capped call transactions.

The option counterparties are financial institutions, and we will be subject to the risk that any or all of them might default under the capped call transactions. Our exposure to the credit risk of the option counterparties will not be secured by any collateral. Past global economic conditions have resulted in the actual or perceived failure or financial difficulties of many financial institutions and could adversely affect the option counterparties’ performance under the capped call transactions. If an option counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under the capped call transactions with such option counterparty. Our exposure will depend on many factors but, generally, an increase in our exposure will be correlated to an increase in the market price and in the volatility of our common stock. In addition, upon a default by an option counterparty, we may suffer more dilution, the effect of which would not be compensated for, than we currently anticipate with respect to our common stock. We can provide no assurance as to the financial stability or viability of the option counterparties.

The accounting treatment for convertible debt securities that may be settled in cash and/or shares, such as the 2030 Notes, may have a material effect on our reported financial results.

The accounting method for reflecting the 2030 Notes on our balance sheet, accruing interest expense for the 2030 Notes and reflecting the underlying shares of our common stock in our reported diluted earnings per share may adversely affect our reported earnings and financial condition.

In accordance with Accounting Standards Update No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), we expect that the 2030 Notes will be reflected as a liability on our balance sheet, with the initial carrying amount equal to the principal amount of the 2030 Notes, net of issuance costs. The issuance costs will be amortized into interest expense over the term of the 2030 Notes. As a result of this amortization, the interest expense that we expect to recognize for the 2030 Notes for accounting purposes will be greater than the cash interest payments we will pay on the 2030 Notes, which will result in lower reported income.

In addition, we expect that the shares underlying the 2030 Notes will be reflected in our diluted earnings per share using the “if converted” method, in accordance with ASU 2020-06. Under that method, diluted earnings per share would generally be calculated assuming that all the 2030 Notes were converted solely into shares of common stock at the beginning of the reporting period, unless the result would be anti-dilutive. The application of the if-converted method may reduce our reported diluted earnings per share, and accounting standards may change in the future in a manner that may adversely affect our diluted earnings per share.

Furthermore, if any of the conditions to the convertibility of the 2030 Notes are satisfied, then we may be required under applicable accounting standards to reclassify the liability carrying value of the 2030 Notes as a current, rather than a long-term, liability. This reclassification could be required even if no holders convert their 2030 Notes and could materially reduce our reported working capital.

There are risks related to technological obsolescence, the vulnerability of the global supply chain for cryptocurrency hardware disruption, potential trade restrictions and difficulty in obtaining new hardware which may have a negative effect on our business.

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

Further, we have faced complications related to the import of our miners and other mining equipment in the past and may again in the future. The global supply of miners is unpredictable and presently heavily dependent on manufacturers headquartered in China, with manufacturing in Asia, which was severely affected by the emergence of the COVID-19 pandemic. We currently utilize several types of ASIC miners as part of our mining operation, including Bitmain Antminers, Canaan Avalon miners and MicroBT WhatsMiners, all of which are produced in China, Malaysia, Indonesia or Thailand. Geopolitical matters, including the relationship of the U.S. with other countries, trade restrictions and tariffs, or the threat of trade restrictions or tariffs, may impact our ability to import miners or other equipment necessary for our operations. In addition, officials of the U.S. Customs and Border Protection agency (“CBP”) have broad discretion regarding products imported into the United States, and the CBP has on occasion, and may again in the future, detained and/or seized imported miners and other equipment necessary to the operation of our miners, which has resulted in significant costs to us. If any of our mining equipment is detained and/or seized again in the future, we may not be able to obtain adequate replacement parts for our existing miners and other equipment or obtain additional miners and other equipment from manufacturers on a timely basis, or at all. Such events could have a material adverse effect on our business, prospects or operations and potentially the value of any bitcoin we mine or otherwise acquire or hold for our own account, and harm investors.

The U.S. political and economic environment could materially impact our business operations and financial performance, and uncertainty surrounding the potential legal, regulatory and policy changes by the new U.S. presidential administration may directly affect us and the global economy.

The political and economic environment in the U.S. and elsewhere has resulted in, and may continue to result in, uncertainty. Changing regulatory policies because of the evolving political environment or otherwise could pose challenges to our business model and materially and adversely affect our business, financial condition and results of operations. For example, the U.S. federal government may establish a strategic bitcoin reserve, which could significantly affect bitcoin prices through large-scale purchasing programs, potentially creating increased price volatility or artificial price suppression that could make our mining operations less profitable or unprofitable.

Furthermore, the government might exercise greater influence over the bitcoin network, which could affect mining difficulty rates, transaction processing, or other technical aspects of the network in ways that could adversely impact our operations. These changes could affect market sentiment and institutional adoption of bitcoin in unpredictable ways that could impact bitcoin’s value.

Our ability to conduct business can also be significantly impacted by changes in tariffs, customs policies, changes in or repeals of trade agreements and the imposition of other trade restrictions or retaliatory actions imposed by various governments. For example, the new U.S. presidential administration has imposed and has threatened to impose tariffs on foreign imports into the United States from certain jurisdictions, including jurisdictions from which we import mining equipment, or from which components of our mining equipment are manufactured.

The timeline, structure, and scope of any potential regulatory policies are uncertain, making it difficult for us to plan for or mitigate these risks effectively. In addition, we cannot predict what further action may be taken with respect to tariffs or trade relations between the U.S. and other governments. Any such changes could fundamentally alter the competitive and regulatory landscape in which we operate, potentially having a material adverse effect on our business, financial condition, and results of operation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Offering of Convertible Senior Notes

On December 17, 2024, we completed the offering of the 2030 Notes. Additional information relating to the issuance of the 2030 Notes can be found in Note 10—Loans—2030 Convertible Note to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, as well as in our Current Report on Form 8-K filed with the SEC on December 17, 2024.

Issuer Purchases of Equity Securities The follow table provides information on our share repurchases during the three months ended December 31, 2024:

	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program(2)
October 1, 2024 to October 31, 2024	—	$—	—	$—
November 1, 2024 to November 30, 2024	—	$—	—	$—
December 1, 2024 to December 31, 2024	11,759,935	$12.33	—	$—
Total	11,759,935		—
(1)
Represents the use of approximately $145.0 million of the net proceeds from our convertible notes offering to repurchase shares of our common stock from investors in the 2030 Notes in privately negotiated transactions concurrently with the offering at a price per share of $12.33, which was the closing price per share of our common stock on December 12, 2024. The shares were repurchased at fair value, and the entire repurchase price was allocated to the repurchase of the shares.
(2)
On December 9, 2024, our board of directors authorized the repurchase of our common stock from certain investors in the 2030 Notes in privately negotiated transactions. We used approximately $145.0 million of the net proceeds from the offering to repurchase shares of our common stock from investors in the 2030 Notes.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None. Furthermore, for the three months ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 arrangement” as defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

3.1	Conformed Copy of First Amended and Restated Articles of Incorporation of CleanSpark, Inc., as amended through October 28, 2024					*
3.2	First Amended and Restated Bylaws of CleanSpark, Inc., dated September 17, 2021	8-K	001-39187	3.2	09/17/2021
3.3	First Amendment to First Amended and Restated Bylaws of CleanSpark, Inc., dated August 28, 2024	8-K	001-39187	3.2	08/30/2024
4.1	Amended and Restated Warrant Agreement, dated November 8, 2024, by and between CleanSpark, Inc. and Securities Transfer Corporation	8-A/A	001-39187	4.1	11/08/2024
4.2	Form of Warrant Certificate (included in Exhibit 4.1)	8-A/A	001-39187	4.2	11/08/2024
4.3	Indenture, dated as of December 17, 2024, by and between CleanSpark, Inc. and U.S. Bank Trust Company, National Association, as trustee, relating to the 0.00% Convertible Senior Notes due 2030	8-K	001-39187	4.1	12/17/2024
4.4	Form of Note Representing the 0.00% Convertible Senior Notes due 2030 (included as Exhibit A to Exhibit 4.3)	8-K	001-39187	4.2	12/17/2024
10.1	Employment Agreement by and between CleanSpark, Inc. and Brian Carson, dated October 1, 2024	8-K	001-39187	10.1	10/03/2024
10.2	Form of Capped Call Confirmations.	8-K	001-39187	10.1	12/17/2024

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)	*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)	*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350	**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350	**

101 INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101 SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases Documents
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith.
**	Furnished herewith.
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

CleanSpark, Inc.

Date: February 6, 2025	By: /s/ Zachary K. Bradford Zachary K. Bradford Title: Chief Executive Officer (Principal Executive Officer and Director)

Date: February 6, 2025	By: /s/ Gary A. Vecchiarelli Gary A. Vecchiarelli Title: Chief Financial Officer (Principal Financial Officer)

Date: February 6, 2025	By: /s/ Brian Carson Brian Carson Title: Chief Accounting Officer (Principal Accounting Officer)