Form 10-Q
period 2025-03-31
CLEANSPARK, INC.
filed 2025-05-08
CIK 827876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2025

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

Yes ☐ No ☒

As of May 6, 2025, there were 280,943,856 shares of the registrant's common stock, $0.001 par value per share, outstanding.

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
•
uncertainty over global trade policies following the possible changes to the existing tariff regime by the current U.S. presidential administration, and the resulting financial impact of such changes to the existing tariff regime;
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

•
risks relating to our establishment of an in-house bitcoin treasury function to trade bitcoin and bitcoin related financial products for our own account on the bitcoin we have mined, and hedge risk relating to our bitcoin holdings; and
•
other risks described in our prior press releases and in our filings with the Securities and Exchange Commission (the “SEC”), including under the headings “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024, this Quarterly Report on Form 10-Q and any subsequent filings with the SEC.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our condensed consolidated financial statements included in this Quarterly Report Form 10-Q are as follows:

This Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2024, filed with the SEC on December 3, 2024.

The accompanying condensed consolidated financial statements and footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC's instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2025 are not necessarily indicative of the results that can be expected for the full fiscal year.

CLEANSPARK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share amounts)

	March 31, 2025	September 30, 2024
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$96,982	$121,222
Restricted cash	3,435	3,056
Prepaid expense and other current assets	10,418	7,995
Bitcoin - current	832,690	431,661
Receivable from bitcoin collateral (see Note 9)	—	77,827
Note receivable from GRIID (see Note 5)	—	60,919
Derivative investments	72	1,832
Investment in debt security, AFS, at fair value	3,896	918
Total current assets	$947,493	$705,430

Bitcoin - noncurrent	$146,945	$—
Property and equipment, net	1,271,501	869,693
Operating lease right of use assets	4,433	3,263
Intangible assets, net	6,978	3,040
Deposits on miners and mining equipment	124,032	359,862
Other long-term assets	23,400	13,331
Goodwill	132,216	8,043
Total assets	$2,656,998	$1,962,662

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$11,390	$82,992
Accrued liabilities	87,906	43,874
Other current liabilities	4,596	2,240
Current portion of loans payable	5,420	58,781
Total current liabilities	$109,312	$187,887
Long-term liabilities
Loans payable, net of current portion, debt discount and debt issuance costs	641,740	7,176
Deferred income taxes	11,934	5,761
Other long-term liabilities	3,521	997
Total liabilities	$766,507	$201,821

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLEANSPARK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(in thousands, except par value and share amounts)

	March 31, 2025	September 30, 2024
	(Unaudited)
Stockholders' equity
Preferred stock; $0.001 par value; 10,000,000 shares authorized; Series A shares; 2,000,000 authorized; 1,750,000 issued and outstanding (liquidation preference $0.02 per share) Series X shares; 0 and 1,000,000 authorized, issued and outstanding, respectively	2	3
Common stock; $0.001 par value; 600,000,000 and 300,000,000 shares authorized; 292,660,113 and 270,897,784 shares issued; 280,900,178 and 270,897,784 shares outstanding, respectively	293	271
Additional paid-in capital	2,408,160	2,239,367
Accumulated other comprehensive income	3,396	418
Accumulated deficit	(376,360)	(479,218)
Treasury stock at cost; 11,759,935 and 0 shares held, respectively	(145,000)	—
Total stockholders' equity	1,890,491	1,760,841

Total liabilities and stockholders' equity	$2,656,998	$1,962,662

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLEANSPARK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited, in thousands, except per share and share amounts)

	For the three months ended		For the six months ended
	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024
Revenues, net
Bitcoin mining revenue, net	$181,712	$111,799	$344,018	$185,585

Costs and expenses
Cost of revenues (exclusive of depreciation and amortization shown below)	85,424	34,298	155,714	63,194
Professional fees	2,983	2,208	6,868	3,780
Payroll expenses	15,255	16,820	36,124	32,141
General and administrative expenses	11,736	6,819	21,790	11,822
(Gain) loss on disposal of assets	(2,230)	1,652	(3,021)	2,329
Loss (gain) on fair value of bitcoin (see Note 2 and Note 4)	127,667	(119,702)	(90,539)	(155,743)
Impairment expense - other	—	396	—	396
Depreciation and amortization	78,901	32,187	145,130	62,034
Total costs and expenses	$319,736	$(25,322)	$272,066	$19,953

(Loss) income from operations	(138,024)	137,121	71,952	165,632

Other (expense) income
Gain on bitcoin collateral	—	—	42,493	—
Loss on derivative securities	(4,741)	(949)	(1,119)	(2,192)
Interest income	2,014	2,684	3,490	3,270
Interest expense	(1,267)	(526)	(2,826)	(1,072)
Other income	183	—	183	—
Total other (expense) income	$(3,811)	$1,209	$42,221	$6

(Loss) income before income tax (benefit) expense	(141,835)	138,330	114,173	165,638
Income tax (benefit) expense	(3,043)	11,595	6,174	12,994
Net (loss) income	$(138,792)	$126,735	$107,999	$152,644

Preferred stock dividends	—	2,842	5,141	3,421

Net (loss) income attributable to common shareholders	$(138,792)	$123,893	$102,858	$149,223

Other comprehensive income	2,946	29	2,978	58

Total comprehensive (loss) income attributable to common shareholders	$(135,846)	$123,922	$105,836	$149,281

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLEANSPARK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Continued)

(Unaudited, in thousands, except per share and share amounts)

	For the three months ended		For the six months ended
	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024
(Loss) income from operations per common share - basic	$(0.49)	$0.59	$0.36	$0.77

Weighted average common shares outstanding - basic	280,853,882	209,287,089	282,722,198	193,964,904

(Loss) income from operations per common share - diluted	$(0.49)	$0.58	$0.34	$0.76

Weighted average common shares outstanding - diluted	280,853,882	212,099,068	308,336,536	196,903,594

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLEANSPARK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands, except share amounts)

Three months ended March 31, 2025

	Preferred Stock		Common Stock		Treasury	Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Stock	Capital	Income	Deficit	Equity
Balance, December 31, 2024	1,750,000	$2	292,566,230	$293	$(145,000)	$2,403,409	$450	$(237,568)	$2,021,586
Options and restricted stock units issued for services	—	—	86,237	—	—	3,100	—	—	3,100
Warrants reclassified as equity awards	—	—	—	—	—	1,607	—	—	1,607
Exercise of options	—	—	7,646	—	—	44	—	—	44
Net loss	—	—	—	—	—	—	—	(138,792)	(138,792)
Other comprehensive income	—	—	—	—	—	—	2,946	—	2,946
Balance, March 31, 2025	1,750,000	$2	292,660,113	$293	$(145,000)	$2,408,160	$3,396	$(376,360)	$1,890,491

Six months ended March 31, 2025

	Preferred Stock		Common Stock		Treasury	Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Stock	Capital	Income	Deficit	Equity
Balance, September 30, 2024	2,750,000	$3	270,897,784	$271	$—	$2,239,367	$418	$(479,218)	$1,760,841
Options and restricted stock units issued for services	—	—	86,237	—	—	6,121	—	—	6,121
Shares issued for business acquisition	—	—	5,031,221	5	—	60,672	—	—	60,677
Warrants issued	—	—	—	—	—	3,798	—	—	3,798
Warrants reclassified as equity awards	—	—	—	—	—	1,607	—	—	1,607
Purchase of capped call	—	—	—	—	—	(90,350)	—	—	(90,350)
Exercise of options	—	—	25,510	—	—	154	—	—	154
Shares issued under equity offering, net of offering costs	—	—	16,619,361	17	—	186,791	—	—	186,808
Preferred stock dividends	—	—	—	—	—	—	—	(5,141)	(5,141)
Preferred stock series X redemption	(1,000,000)	(1)	—	—	—	—	—	—	(1)
Purchase of treasury stock	—	—	—	—	(145,000)	—	—	—	(145,000)
Net income	—	—	—	—	—	—	—	107,999	107,999
Other comprehensive income	—	—	—	—	—	—	2,978	—	2,978
Balance, March 31, 2025	1,750,000	$2	292,660,113	$293	$(145,000)	$2,408,160	$3,396	$(376,360)	$1,890,491

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLEANSPARK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
(Unaudited, in thousands, except share amounts)

Three months ended March 31, 2024

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance, December 31, 2023	1,750,000	$2	185,554,611	$186	$1,113,248	$255	$(304,689)	$809,002
Options and restricted stock units issued for services	—	—	2,359,161	2	9,795	—	—	9,797
Shares withheld for net settlement of restricted stock units related to tax withholdings	—	—	(631,100)	(1)	(11,605)	—	—	(11,606)
Shares issued under equity offering, net of offering costs	—	—	38,078,826	38	529,700	—	—	529,738
Exercise of options and warrants	—	—	108,293	—	505	—	—	505
Preferred stock dividends	—	—	—	—	—	—	(2,842)	(2,842)
Net income	—	—	—	—	—	—	126,735	126,735
Other comprehensive income	—	—	—	—	—	29	—	29
Balance, March 31, 2024	1,750,000	$2	225,469,791	$225	$1,641,643	$284	$(180,796)	$1,461,358

Six months ended March 31, 2024

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance, September 30, 2023	1,750,000	$2	160,184,921	$160	$1,009,482	$226	$(334,202)	$675,668
Cumulative effect of change in accounting principle (See Note 2)	—	—	—	—	—	—	4,183	4,183
Options and restricted stock units issued for services	—	—	3,800,313	4	19,746	—	—	19,750
Shares withheld for net settlement of restricted stock units related to tax withholdings	—	—	(1,184,490)	(2)	(17,137)	—	—	(17,139)
Exercise of options and warrants	—	—	114,389	—	541	—	—	541
Shares issued under equity offering, net of offering costs	—	—	62,554,658	63	629,011	—	—	629,074
Preferred stock dividends	—	—	—	—	—	—	(3,421)	(3,421)
Net income	—	—	—	—	—	—	152,644	152,644
Other comprehensive income	—	—	—	—	—	58	—	58
Balance, March 31, 2024	1,750,000	$2	225,469,791	$225	$1,641,643	$284	$(180,796)	$1,461,358

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLEANSPARK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited, in thousands)

	Six Months Ended
	March 31, 2025	March 31, 2024
Cash Flows from Operating Activities
Net income	$107,999	$152,644
Adjustments to reconcile net income to net cash used in operating activities:
Bitcoin mining revenue, net	(344,018)	(185,585)
Gain on fair value of bitcoin (see Note 2 and Note 4)	(90,539)	(155,743)
Bitcoin issued for services	904	500
Impairment - other	—	396
Loss on derivative securities	1,119	2,192
Gain on bitcoin collateral	(42,493)	—
Stock based compensation	6,122	19,750
Depreciation and amortization	145,130	62,034
Deferred income taxes, net	6,173	12,994
(Gain) loss on disposal of assets	(3,021)	2,329
Other	1,418	174
Changes in operating assets and liabilities
Decrease in operating lease liabilities	(341)	(93)
Decrease in accounts payable and accrued liabilities	(8,354)	(1,783)
Increase in prepaid expenses and other current assets	(1,627)	(1,924)
Increase in other long-term assets	(10,207)	—
Net cash used in operating activities - Continuing Operations	$(231,735)	$(92,115)
Net cash used in operating activities of Discontinued Operations	—	(416)
Net cash used in operating activities	$(231,735)	$(92,531)

Cash Flows from Investing Activities
Payments on miners and mining equipment (including deposits)	$(253,754)	$(208,850)
Purchase of fixed assets	(91,451)	(42,986)
Proceeds from sale of bitcoin	—	43,103
Proceeds from sale of miners	41,512	508
Acquisition of GRIID Infrastructure	1,411	—
Asset acquisition - Twin City, GA Location	(5,490)	—
Asset acquisition - Tennessee Locations	(8,105)	—
Asset acquisition - Mississippi Locations	—	(19,771)
Asset acquisition - Dalton, GA Location	—	(3,569)
Net cash used in investing activities - Continuing Operations	$(315,877)	$(231,565)
Net cash used in investing activities	$(315,877)	$(231,565)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLEANSPARK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (Continued)
(Unaudited, in thousands)

	Six Months Ended
	March 31, 2025	March 31, 2024
Cash Flows from Financing Activities
Purchase of treasury stock	$(145,000)	$—
Payments for capped call	(90,350)	—
Payments on loans	(54,423)	(3,467)
Payments of loan issuance costs	(2,007)	—
Payments on preferred dividends	(5,141)	(579)
Payments on finance leases	(42)	(87)
Proceeds from loans payable, net of issuance fees	635,695	—
Payments of taxes on shares withheld for net settlement of restricted stock units	(1,943)	(17,139)
Proceeds from exercise of options and warrants	154	541
Proceeds from equity offerings, net	186,808	638,664
Net cash provided by financing activities - Continuing Operations	$523,751	$617,933
Net cash provided by financing activities	$523,751	$617,933

Net (decrease) increase in cash, cash equivalents and restricted cash	$(23,861)	$293,837

Cash, cash equivalents and restricted cash, beginning of period	$124,278	$29,215

Cash and cash equivalents, and restricted cash, end of period	$100,417	$323,052
Supplemental disclosure of cash flow information
Cash paid for interest	$1,889	$1,019
Non-cash investing and financing transactions
Fixed asset and miner purchases accrued not paid	$4,026	$7,207
Fixed assets purchased through finance transactions	$1,000	$287
Software purchased with bitcoin	$6,000	$168
Preferred shares dividends accrued	$—	$2,842
Unrealized gain on investment in available-for-sale debt security	$2,978	$58
Bitcoin transferred to collateral account	$8,860	$—
Bitcoin transferred from collateral account	$129,180	$—
Shares issued in connection with GRIID Acquisition	$60,677	$—
Change in accounting principle	$—	$4,183

Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$96,982	$320,060
Restricted cash	3,435	2,992
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$100,417	$323,052

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLEANSPARK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, $ in thousands, except share, per share and per bitcoin amounts)

1. ORGANIZATION

CleanSpark, Inc. (the “Company”) is a bitcoin mining company. The Company independently owns and operates twelve data centers in Georgia, five data centers in Mississippi, twelve data centers in Tennessee and one active data center, with another under development, in Wyoming as of March 31, 2025.

The Company does not currently host miners for any other companies. The Company designs its infrastructure to responsibly secure and support the bitcoin network, the world’s most recognized digital commodity.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended September 30, 2024, filed with the SEC on December 3, 2024 (the “Form 10-K”).

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

There were no changes to the Company’s most significant estimates and assumptions, significant accounting policies, or recent accounting pronouncements that were disclosed in Note 2 - Summary of Significant Accounting Policies included in the Form 10-K other than as discussed below.

Reclassifications

Certain prior-year amounts have been reclassified to conform to the current-year presentation. This includes the grouping of certain balance sheet and statement of cash flow items into new or revised categories to improve clarity and consistency with current-year classifications.

Recently Issued Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Codification (“ASC”) 350-60 which requires entities with certain crypto assets to subsequently measure such assets at fair value, with changes in fair value recorded in net income (loss) in each reporting period. Crypto assets that meet all the following criteria are within the scope of ASC 350-60:

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

In March 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-01, Scope Application of Profits Interest and Similar Awards (“ASU 2024-01”), which clarifies how an entity determines whether a profits interest or similar award is (1) within the scope of ASC 718 - Compensation - Stock Compensation or (2) not a share-based payment arrangement and therefore within the scope of other guidance. The guidance in ASU 2024-01 applies to all entities that issue profits interest awards as compensation to employees or nonemployees in exchange for goods or services. ASU 2024-01 is effective for public business entities for annual periods beginning after December 15, 2024, including interim periods within those periods. The Company evaluated and concluded that there is no impact this new guidance will have on its financial statements.

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

In November 2024, the FASB issued ASU 2024-04, Debt—Debt with Conversion and Other Options: Induced Conversions of Convertible Debt Instruments (“ASU 2024-04”), which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion or extinguishments of convertible debt. ASU 2024-04 is effective for annual reporting periods beginning after December 15, 2025, and interim periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the impact of the standard on its consolidated financial statements and related disclosures.

In March 2025, the FASB issued ASU 2025-02, Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 122 ("ASU 2025-02") which amends Topic 405 (Liabilities) to address obligations related to safeguarding crypto assets for platform users. Under the new guidance, entities are required to recognize a liability for safeguarding obligations measured at the fair value of the crypto assets held. Concurrently, an indemnification-like asset must be recognized at the same fair value to reflect the entity's expected recovery mechanisms for safeguarding obligations. ASU 2025-02 is effective for annual reporting periods beginning after December 15, 2024, with retrospective application required. Earlier adoption is permitted. The Company has evaluated the applicability of this amendment to its business operations. As the Company operates as a bitcoin mining entity and does not provide custodial services or safeguard crypto assets for others, this new guidance does not directly impact its financial statements.

Bitcoin

During period ending March 31, 2025, the Company made a strategic decision to change its bitcoin treasury policy and determined that a portion of its bitcoin holdings would be held long-term. As a result, the Company began to classify a certain portion of bitcoin as noncurrent. Bitcoin holdings are presented on the condensed consolidated balance sheets within both current assets as Bitcoin - current and noncurrent assets as Bitcoin - noncurrent, respectively. The current portion includes bitcoin retained from mining operations that may be sold periodically in a highly liquid marketplace, and such bitcoin holdings are expected to be realized in cash or sold or consumed during the Company's normal operating cycle, or posted as collateral. The noncurrent portion represents bitcoin that the Company intends to hold for the long-term as part of its strategic reserve and is not expected to be sold or otherwise monetized within the normal operating cycle.

Stock Warrants

The Company accounts for stock warrants as either equity instruments or liabilities in accordance with FASB ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and/or derivative liabilities in accordance with FASB ASC 815, Derivatives and Hedging (“ASC 815”), depending on the specific terms of the agreement. Liability-classified warrants are recorded at their estimated fair values at each reporting period until they are exercised, terminated, reclassified or otherwise settled. Changes in the estimated fair value of liability-classified warrants are included in Loss on derivative securities under other income in the Company’s condensed consolidated statement of operations.

Convertible Debt

The Company accounts for its convertible senior notes under FASB ASC 470-20, Debt with Conversion and Other Options and FASB ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity and/or ASC 815, depending on the specific terms of the debt agreement. The Company records the convertible senior notes as a long-term liability at face value net of debt issuance costs. If any of the conditions to the convertibility of the convertible senior notes are satisfied, or the convertible senior notes become due within one year, then the Company may be required under applicable accounting standards to reclassify the carrying value of the convertible senior notes as a current, rather than a long-term liability.

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

Capped Call

Capped call transactions cover the aggregate number of shares of the Company’s common stock that will initially underlie the convertible senior notes. The Company accounts for capped calls as either equity instruments or liabilities in accordance with ASC 480 and/or derivative liabilities in accordance ASC 815, depending on the specific terms of the agreement. As of March 31, 2025, the company has only entered into equity-classified capped calls which are not remeasured each reporting period and are recorded as a reduction to additional paid-in-capital within shareholders’ equity when purchased.

Stock Compensation

The Company measures the cost of employee and non-employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. Stock-based compensation expense for stock options is recognized on a straight-line basis over the requisite service period. The Company established the 2025 Long Term Incentive Plan in October 2024 (see Note 13 - Stock-Based Compensation). In accordance with ASC 718, Compensation - Stock Compensation, no stock-based compensation expense has been recognized for awards under the 2025 Long Term Incentive Plan because a mutual understanding of the awards’ key terms and conditions has not been determined and communicated to the grantees.

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

Provided below is the income per share calculation for the three and six months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
($ in thousands, except share and per share amounts)	2025	2024	2025	2024
Numerator
Net (loss) income attributable to common shareholders - Basic	$(138,792)	$123,893	$102,858	$149,223
Non-cash interest expense on convertible notes	—	—	818	—
Net (loss) income attributable to common shareholders - Dilutive	(138,792)	123,893	103,676	149,223

Denominator
Weighted-average common shares outstanding - Basic	280,853,882	209,287,089	282,722,198	193,964,904
Dilutive impact of stock options and other share-based awards	—	2,811,979	511,028	2,938,690
Dilutive impact of convertible notes	—	—	25,103,310	—
Weighted-average common shares outstanding - Dilutive	280,853,882	212,099,068	308,336,536	196,903,594
(Loss) income per common share attributable to common shareholders
Basic	$(0.49)	$0.59	$0.36	$0.77
Diluted	$(0.49)	$0.58	$0.34	$0.76

The un-weighted securities excluded from the computation of diluted earning per share because to so would have been anti-dilutive are as follows:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2025	2024	2025	2024
2030 Convertible Note	43,930,770	-	-	-
Series A preferred stock conversion	5,250,000	5,250,000	5,250,000	5,250,000
Anti-dilutive stock options	2,403,954	1,035,179	1,805,151	1,035,179
Anti-dilutive restricted stock awards	1,780,149	-	-	-
Anti-dilutive warrants	1,604,559	-	1,596,999	-
Total anti-dilutive securities	54,969,432	6,285,179	8,652,150	6,285,179

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

The following table presents the Company’s financial instruments that are measured and recorded at fair value on the Company’s balance sheets on a recurring basis and their level within the fair value hierarchy as of March 31, 2025 and September 30, 2024:

March 31, 2025
($ in thousands)	Amount	Level 1	Level 2	Level 3
Assets:
Cash equivalents(1)	$96,410	$96,410	$—	$—
Bitcoin	979,635	979,635	—	—
ILAL derivative asset	71	—	—	71
Investment in debt security	3,896	—	—	3,896
Liabilities:
Interest rate swap derivative	23	—	23	—
Warrant liabilities	128	—	128	—

September 30, 2024
($ in thousands)	Amount	Level 1	Level 2	Level 3
Assets:
Cash equivalents(1)	$120,638	$120,638	$—	$—
Receivable from bitcoin collateral(2)	77,827	—	77,827	—
Bitcoin	431,661	431,661	—	—
ILAL derivative asset	1,832	—	—	1,832
Investment in debt security	918	—	—	918
Liabilities:
Interest rate swap derivative	100	—	100	—

(1) Represents money market funds.

(2) See Note 9 - Loans for more information.

There were no transfers between Level 1, 2 or 3 during the six months ended March 31, 2025.

The activities of the financial instruments that were measured and recorded at fair value on the Company's balance sheets on a recurring basis during the six months ended March 31, 2025 and year ended September 30, 2024 are described in Note 6 - Investments and Derivatives.

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

GRIID warrants outstanding and unexercised immediately prior to the Effective Time were automatically converted into warrants to purchase an aggregate of 960,395 shares of Company Common Stock, at an exercise price of $165.24 per share of Company Common Stock (the “Public Warrants”), and GRIID’s private warrants were converted or assumed. Pursuant to the GRIID Agreement, three types of warrants were issued: (1) Public Warrants, which were classed as equity warrants, (2) private warrants classed as liability warrants (the "Private Warrants"), and (3) warrants related to an agreement with GEM Yield Bahamas Limited (the “GEM Warrants”), which agreement had been established in a previous acquisition and also classified as liability warrants (both subject to quarterly assessment). The private warrants and GEM Warrants were classified as liability warrants. As a result of a transfer of ownership of the private warrants, pursuant to the terms of the underlying agreement, the private warrants were converted to public warrants in January 2025, upon which they became equity classified warrants. The total number of warrants issued was 22,803,726, with a total value of $6,097 as part of consideration transferred.

Concurrent with the GRIID Agreement, the Company and GRIID entered into a senior secured term loan credit agreement (the “GRIID Credit Agreement”) and a co-location mining service agreement (the “Hosting Agreement”) on June 26, 2024. See Note 5 - Note Receivable from GRIID for more information on the GRIID Credit Agreement. Pursuant to the Hosting Agreement, GRIID hosted certain of the Company’s bitcoin mining equipment at GRIID facilities for a fee defined in the Hosting Agreement. The Hosting Agreement had an initial service term of one year with seven additional renewal terms, each for six months.

As of October 30, 2024, the Company consolidated the activities of GRIID, including the GRIID Credit Agreement and balances of receivables and payables under the Hosting Agreement, which effectively settled and is considered as additional purchase consideration is eliminated on the condensed consolidated balance sheets.

The GRIID Acquisition enhances the Company’s bitcoin mining capacity, particularly in Tennessee, where it plans to expand in the coming years. The GRIID Merger also broadens the Company’s operational footprint within the Tennessee Valley Authority service territory, offering greater geographic and power supply diversification. Goodwill recognized related to the preliminary purchase price represents the future economic benefits arising from planned operational synergies, expanded geographic space, operational facilities and data centers, and a bitcoin mining workforce. The results of GRIID have been included in the condensed consolidated financial statements as of and from the date of acquisition. The associated goodwill has been included in the Company’s sole reportable segment, which is the bitcoin mining segment. Goodwill is not deductible for income tax purposes and, accordingly, no deferred tax assets or liabilities are expected in relation to goodwill.

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

The amounts in the table below represent the preliminary allocation of the purchase price to the acquired assets and liabilities assumed based on their preliminary respective estimated fair values on the date of acquisition. Certain amounts are subject to revision during the remainder of the measurement period, a period not to exceed 12 months from the acquisition date.

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

The excess purchase price over the net assets acquired has been recorded as goodwill. The preliminary net assets acquired as of the acquisition date are presented as follows:

($ in thousands)	Allocation as of October 30, 2024
Tangible assets
Cash and cash equivalents	$1,089
Restricted cash	323
Accounts receivable	172
Prepaid expense and other current assets	193
Property and equipment	18,839
Other long-term assets	5,593
Operating lease right of use assets	1,100
Total tangible assets acquired	27,309
Intangible assets
Goodwill	124,173
Total assets acquired	151,482
Liabilities assumed
Accounts payable	3,479
Accrued liabilities	14,469
Finance lease obligations	2
Operating lease liabilities	2,458
Other liabilities	2,827
Total liabilities assumed	23,235
Net assets acquired	$128,247

The preliminary purchase price for GRIID has been allocated to assets acquired and liabilities assumed based on the Company’s best estimates and assumptions using the information available as of the acquisition date and throughout measurement period (up to one year from the acquisition date). The provisional measurements of identifiable assets and liabilities, and the resulting goodwill related to the acquisition are subject to adjustments in subsequent periods as the Company finalizes its purchase price allocation, including the third-party valuation. This includes finalizing the review and valuation of deferred income taxes. Actual values may differ (possibly materially) when final information becomes available that differs from current estimates. The Company believes that information gathered to date provides a reasonable basis for estimating the preliminary fair values of assets acquired and liabilities assumed. The Company expects to finalize the valuation as soon as practicable, but no later than one year from the acquisition date.

The preliminary purchase price allocation has been updated for measurement period adjustments primarily related to revised assessments of pre-acquisition amounts, including accrued federal and state taxes which decreased goodwill by $4,320, an accounts payable adjustment which increased goodwill by $1,726, and other adjustments collectively increasing goodwill by $441. In total, goodwill decreased by $3,035. The purchase price allocation remains subject to further adjustment pending completion of analysis by the Company's tax specialists related to certain acquired tax positions and as new information becomes available relevant to the date of acquisition. These measurement period adjustments did not have a material impact on previously reported financial statements.

The Company recognized merger costs of $502 related to the acquisition of GRIID, consisting primarily of legal fees, during the six months ended March 31, 2025. The condensed consolidated financial statements include these costs in professional fees account.

Consolidated revenues generated from the locations acquired from GRIID from the acquisition date through March 31, 2025 were $35,092. It is impracticable to determine the earnings recorded in the condensed consolidated statement of operations for the six months ended March 31, 2025 as we initiated the integration of a substantial portion of GRIID into our ongoing operations during the current period.

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

The following unaudited pro forma information for the six months ended March 31, 2025 and 2024 combines the historical results of CleanSpark and GRIID, as converted to U.S. GAAP, for the respective periods: We based the foregoing pro forma results on estimates and assumptions that we believe are reasonable. The pro forma results include adjustments primarily related to purchase accounting.

	Six Months Ended
	March 31, 2025	March 31, 2024
Pro forma revenue	$344,018	$196,960
Pro forma net income from continuing operations	98,472	163,726

Asset Acquisitions

Georgia Acquisition - Twin City, GA

On January 21, 2025, CSRE Properties Sandersville, LLC, a Georgia limited liability company and wholly-owned subsidiary of the Company, entered into an asset purchase agreement with Apex Data Centers Inc., (“Apex Data”) to acquire a bitcoin mining facility and certain related infrastructures in Twin City, Georgia (the “Twin City Property”).

The Company completed the acquisition for a combined purchase price of $5,900, which included $5,400 in total cash considerations, $90 in transaction costs, and $410 in lease liabilities assumed. The transaction was accounted for as an asset acquisition, whereby the total purchase price was allocated first to the fair value of the assets acquired and any excess purchase price was allocated to the acquired assets pro-rata. No goodwill is calculated in an asset acquisition.

The allocation of the purchase price of the assets acquired are summarized below:

($ in thousands)	Allocation at Final Acquisition Date
Infrastructure	$5,051
Right of use assets	374
Leasehold improvements	475
Operating lease liability	(410)
Total	$5,490

Tennessee Acquisitions

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

4. BITCOIN

The following table presents the Company's bitcoin holdings as of March 31, 2025 and September 30, 2024:

	As of
Bitcoin holdings	March 31, 2025	September 30, 2024
Number of bitcoin held	11,869	6,819
Cost basis - per bitcoin	$75,660	$55,408
Fair value - per bitcoin	$82,537	$63,301
Cost basis of bitcoin (in '000s)	$898,009	$377,839
Fair value of bitcoin (in '000s)	$979,635	$431,661

The cost basis represents the valuation of bitcoin at the time the Company earns the bitcoin through mining activities.

The following table presents information based on the activity of bitcoin for the three and six months ended March 31, 2025 and 2024:

	Three months ended		Six months ended
($ in thousands)	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024
Beginning Balance - before cumulative effect change	$929,078	$126,951	$431,661	$56,241
Cumulative effect of the adoption of ASC 350-60	—	—	—	4,183
Adjusted beginning balance after cumulative effect change	$929,078	$126,951	$431,661	$60,424
Addition of bitcoin from mining activities(1)	181,712	111,799	344,018	185,585
Bitcoin sold & issued for services and purchase of software	(3,488)	(471)	(6,903)	(43,771)
Bitcoin transferred to collateral account	—	—	(8,860)	—
Bitcoin received from collateral account	—	—	129,180	—
(Loss) gain on fair value of bitcoin	(127,667)	119,702	90,539	155,743
Ending Balance(2)	$979,635	$357,981	$979,635	$357,981

(1) Net of mining pool fees.

(2) Includes Bitcoin - current of $832,690 and Bitcoin - noncurrent of $146,945 as presented within condensed consolidated balance sheets as of March 31, 2025.

The Company's bitcoin holdings shown in this note, excluding the bitcoin posted as collateral to the Coinbase Line of Credit as described in Note 9 - Loans, are not subject to rehypothecation and do not serve as collateral for any existing loans or agreements. As of March 31, 2025, the Company held no other crypto assets; approximately 99% of its bitcoin is held in cold storage and 1% is held in hot wallets.

The Company recognized cumulative realized gains from dispositions of bitcoin of $2,209 and $332 during the three months ended March 31, 2025 and 2024, respectively. For the six months ended March 31, 2025 and 2024, cumulative realized gains totaled $8,913 and $12,419, respectively. There were no cumulative realized losses from dispositions of bitcoin during the three and six months ended March 31, 2025 and 2024.

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

As of March 31, 2025 and September 30, 2024, the Note receivable from GRIID balance was $0 and $60,919, respectively, and interest receivable balance included in Prepaid expenses and other current assets was $0 and $1,286, respectively, within the condensed consolidated balance sheets.

6. INVESTMENTS AND DERIVATIVES

As of March 31, 2025 and September 30, 2024, the Company had total investments of $3,968 and $2,750, respectively.

The following table sets forth a reconciliation of carrying value of all investments as of March 31, 2025:

($ in thousands)	Interest Rate Swap Derivative (1)	ILAL Debt Securities	ILAL Derivative Asset
Balance as of September 30, 2024	$(100)	$918	$1,832
Unrealized loss on derivative asset	—	—	(1,760)
Unrealized gain on fair value recognized in other comprehensive income	77	2,978	—
Balance as of March 31, 2025	$(23)	$3,896	$72

(1)
See Note 9 - Loans, Interest Rate Swap Derivative liability is included in Other Current Liabilities in the condensed consolidated balance sheets

Interest Rate Swap Derivative

In relation to the Company’s Western Alliance Bank Credit Agreement entered into in August 2024, the Company has an interest rate swap agreement (see Note 9 - Loans) for which the interest rate swap is not a designated hedge. As of March 31, 2025, the Interest Rate Swap Derivative recorded at a fair value liability of $23, reflecting a gain of $77. As of September 30, 2024, the Interest Rate Swap Derivative was fair valued at a $100 unrealized loss.

International Land Alliance, Inc.

On November 6, 2019, the Company entered into a Securities Purchase Agreement (“SPA”) with International Land Alliance, Inc. (“ILAL”), a Wyoming corporation, to support the power and energy needs of ILAL's development and construction of certain projects.

ILAL Series B Preferred Stock (Investment in Debt Securities) and Embedded ILAL Derivative Asset

Pursuant to the terms of the SPA with ILAL, the Company purchased 1,000 shares of Series B Preferred Stock of ILAL (the “Series B Preferred Stock”) for an aggregate purchase price of $500 less certain expenses and fees. The Series B Preferred Stock accrues cumulative dividends in-kind at a rate of 12% per annum and was redeemable on August 6, 2020. The Series B Preferred Stock can be converted into common stock at a variable rate (refer to the discussion on embedded derivative assets below). This variable conversion ratio will increase by 10% with the occurrence of certain events. Since the investments were not redeemed on August 6, 2020, they are now redeemable at the Company’s option in cash or into common stock, based on the conversion ratio. The Series B Preferred Stock is recorded as an available for sale (“AFS”) debt security and is reported at its estimated fair value as of March 31, 2025. Any change in the fair values of AFS debt securities are reported net of income tax as an element of Other Comprehensive income.

During March 2025, the Company sent ILAL a notice to convert a portion of its Series B Preferred Stock into shares of common stock of ILAL. ILAL did not issue the shares in accordance with its obligations under the Series B Preferred Stock. On April 8, 2025, the Company filed a case in the U.S. District Court for the Southern District of California. Among other claims, the Company has alleged ILAL’s breach of contract and has demanded $9,561 in cash as the liquidation value. Given ILAL’s recent going concern disclosure, delinquency in filing its Form 10-K, and non-responsiveness to the Company's notice, the Company reassessed the investment’s collectability and reduced its estimated fair value. The updated valuation reflects increased credit risk and diminished confidence in recovery—whether through conversion or redemption—due to the issuer’s deteriorating financial condition.

The Company accrued no interest (net of allowance) on its available-for-sale debt securities as of March 31, 2025 and September 30, 2024, respectively. The fair value of the Company’s investment in the Series B Preferred Stock was $3,896 and $918 as of March 31, 2025 and September 30, 2024, respectively. The Company has included gain on fair value of Series B Preferred Stock amounting to $2,978 and $58 for the six months ended March 31, 2025 and 2024, respectively, as part of other comprehensive income in the condensed consolidated statement of operations and comprehensive income.

The Company has deemed the variable conversion feature (the “ILAL Derivative Asset”) of Series B Preferred Stock an embedded derivative instrument in accordance with ASC 815, Derivatives and Hedging. This topic requires the Company to account for the ILAL Derivative Asset on its balance sheet at fair value and account for changes in fair value as a derivative gain or loss. Changes in fair value of the ILAL Derivative Asset are presented as Other income (expense) in the condensed consolidated statement of operations and comprehensive income.

Total fair value of investment in ILAL Derivative Asset as of March 31, 2025 and September 30, 2024 was $72 and $1,832, respectively, and as included in “Derivative investments” on the condensed consolidated balance sheets. The Company fair values the debt security as a straight debt instrument based on liquidation value, accrued interest to date, and an estimated 40% recovery rate for first-lien debt, which is an unobservable input. This recovery rate reflects a downward revision from prior estimates due to the recoverability risks discussed above. The fair value of the ILAL Derivative Asset is based on the difference in the fair value of the Series B Preferred Stock determined as a straight debt instrument and the fair value of the Series B Preferred Stock if converted as of the reporting date.

7. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

($ in thousands)	March 31, 2025	September 30, 2024
Land	$39,034	$32,190
Land improvements	6,121	5,449
Building and improvements	79,764	76,719
Leasehold improvements	2,471	1,995
Miners	1,187,439	1,035,128
Mining equipment	23,282	23,066
Infrastructure	248,308	155,191
Machinery and equipment	16,324	15,061
Furniture and fixtures	2,159	1,706
Construction in progress	37,616	19,455
Total	$1,642,518	$1,365,960
Less: accumulated depreciation	(371,017)	(496,267)
Property and equipment, net	$1,271,501	$869,693

Total depreciation expense for the six months ended March 31, 2025 and 2024 was $143,058 and $60,999, respectively.

The Company had additions to property and equipment of $510,685 during the six months ended March 31, 2025, which included $428,056 in miners acquired, which is the primary cause of the increase of fixed assets. Assets acquired through acquisition transactions (see Note 3 - Acquisitions) resulted in an additional $37,512 in total assets placed in service.

During the six months ended March 31, 2025, the Company had disposals of miners with a net book value of $38,492 for approximately $41,513, recognizing a gain on sale of fixed assets of $3,021 attributable to miner sales.

Construction in progress: The Company is expanding its mining facilities, including infrastructure, building, and land improvements to grow its mining operations.

As of March 31, 2025 and September 30, 2024, the Company had outstanding deposits for miners and mining equipment totaling $124,032 and $359,862, respectively. Such deposits are recorded as long-term assets on the condensed consolidated balance sheets.

8. INTANGIBLE ASSETS

Intangible assets consist of the following as of March 31, 2025 and September 30, 2024:

	March 31, 2025			September 30, 2024
($ in thousands)	Intangible assets	Accumulated amortization	Net intangible assets	Intangible assets	Accumulated amortization	Net intangible assets
Software	$6,981	$(1,310)	$5,671	$981	$(230)	$751
Websites	15	(15)	—	15	(13)	2
Strategic Contract	9,800	(8,493)	1,307	9,800	(7,513)	2,287
Total	$16,796	$(9,818)	$6,978	$10,796	$(7,756)	$3,040

Amortization expense for the six months ended March 31, 2025 and 2024 was $2,072 and $1,035, respectively.

The Company expects to record amortization expense of intangible assets over the next 5 years and thereafter as follows:

Fiscal Year
($ in thousands)	March 31, 2025
2025	$2,045
2026	2,457
2027	2,087
2028 and thereafter	389
Total	$6,978

9. LOANS

As of March 31, 2025, the Company had a gross balance outstanding of $662,705, netted against discount on loans payable of $15,545. Total principal payments on loans during the six months ended March 31, 2025 were $54,423.

The following is a schedule of the Company’s loan balance, net of debt discount and future loan payments, as of March 31, 2025:

			As of
($ in thousands)	Maturity Date	Rate	March 31, 2025	September 30, 2024
Convertible Note	Jun-30	0.00%	$634,553	$—
Coinbase Line of Credit	Not specified	8.50%	—	50,000
Western Alliance Bank Credit Agreement	Aug-29	7.32%	6,448	6,839
Trinity Master Equipment Financing Arrangement	Apr-25	13.80%	1,602	5,171
Mortgage - Corporate Facility	Apr-25	10.00%	1,997	1,981
Marquee Funding Partners	Aug-26 to Mar-27	13.00%	1,015	1,267
Auto & Equipment Loans and Financing	Jun-26 to Dec-29	0.0-11.3%	1,545	699
Total Loans Outstanding			$647,160	$65,957
Less: current portion of long-term loans			(5,420)	(58,781)
Loans payable, net of current portion, debt discount and debt issuance costs			$641,740	$7,176

($ in thousands)	5-Year Loan Maturities Fiscal Year
Outstanding Loan	2025 (Remainder)	2026	2027	2028	2029	2030	Total
Total principal amount of loan payments by fiscal year	$4,493	$1,863	$1,409	$1,300	$3,581	$650,059	$662,705
Unamortized deferred financing costs and discounts							(15,545)
Total loan book value as of March 31, 2025							$647,160

2030 Convertible Note

In December 2024, we issued $650,000 aggregate principal amount of 0% convertible senior notes due 2030 (the “2030 Notes”), including the exercise in full by the initial purchasers of the 2030 Notes of their option to purchase up to an additional $100,000 principal amount of the 2030 Notes. The 2030 Notes were issued in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The 2030 Notes will mature on June 15, 2030. The net proceeds from the sales of the 2030 Notes were approximately $633,688 after deducting $16,312 of offering and issuance costs related to the 2030 Notes and before the capped call transactions, as described below. The Company used $145,000 of the proceeds to repurchase its common stock, see Note 11 - Stockholders' Equity. The fair value of the 2030 Notes was determined to be $468,345 as of March 31, 2025 based on quoted prices in markets that are not active, which is considered a Level 2 valuation input.

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

As of March 31, 2025, none of the conditions permitting the holders of the 2030 Notes to convert their notes early had been met, and to require the Company to repurchase the 2030 Notes for cash. Therefore, the 2030 Notes are classified as long-term.

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

Coinbase Line of Credit and Receivable for Bitcoin Collateral

On August 7, 2024, the Company signed a Master Loan Agreement (the “2024 Master Loan”) with Coinbase Credit, Inc. (“Coinbase Credit” or the “Lender”) for a line of credit in which the Lender will lend the Company certain digital assets or cash. The 2024 Master Loan has a credit limit of $50,000. On or prior to a drawdown, the Company is required to pledge collateral, and the Company has opted to pledge bitcoin to be held in a segregated custody account, such that the loan-to-value ratio of principal outstanding of the loan and the fair value of collateral is equal to or less than 64%. If the value of the collateral under the credit facility decreases past a specified margin, the Company may be required to post additional bitcoin as collateral.

The 2024 Master Loan includes embedded redemption features, which allows the lender to redeem the security before its maturity date (“redemption feature”). The 2024 Master Loan also includes a contingent interest feature that requires additional interest to be paid only if certain conditions are met. One such redemption feature and contingent interest feature is in the event of default, including failure to maintain sufficient collateral, the Lender may liquidate the collateral to satisfy the outstanding loan balance or charge incremental interest at the federal funds rate upon the under-collateralized portion of the loan. The Company assessed the embedded redemption features and the contingent interest feature and determined the features are clearly and closely related to the line of credit and do not require bifurcation. Upon transfer of the bitcoin, the Lender has the exclusive right to sell, pledge and rehypothecate the bitcoin without notice to the Company. Either party can terminate a loan with two days’ notice to the other party. As of the date of this report, no such termination has occurred.

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

Since the Lender has the rights to sell, pledge and rehypothecate the bitcoin during the term of the 2024 Master Loan, the Company derecognized the bitcoin transferred as collateral. As the Company has the right to receive the bitcoin back from the Lender upon the repayment of the line of credit, the Company recorded a corresponding Receivable for bitcoin collateral. The Receivable for bitcoin collateral is measured at fair value. Changes in fair value as well as gains and losses from bitcoin transferred to and received from collateral are recorded as Gain on bitcoin collateral under the Other Income category in the condensed consolidated statement of operations and comprehensive income.

In December 2024, the Company repaid the $50,000 outstanding balance on the line of credit and received 100% of the bitcoin transferred as collateral from the Lender. There were no borrowings during the three months ended March 31, 2025, and as of March 31, 2025, there is no outstanding balance on the Coinbase line of credit and no bitcoin was posted as collateral for the line of credit.

In April 2025, the Company amended the 2024 Master Loan agreement (the “2025 Amended Master Loan”) to expand the availability of borrowings to $200,000 with all other terms significantly consistent with the prior terms of the $50,000 line of credit. See Note 16 - Subsequent Events for additional details.

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

The credit agreement contains financial covenants, including a minimum loan-to-value ratio, a minimum debt service coverage ratio, and a minimum average deposit balance. As of March 31, 2025, the Company has $7,909 principal payments outstanding. The Company was in compliance with all covenants, and no events of default had occurred under the credit agreement.

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

Mortgage - Corporate Facility

On May 10, 2023, CleanSpark HQ, LLC, a single member limited liability company and subsidiary wholly owned by the Company, completed a refinancing transaction whereby it borrowed a net $1,937 against the equity of the real property purchased in April 2023 that is utilized as the Company's corporate office. The loan agreement has a two year term, 10% interest rate and monthly interest only payments until maturity. In April 2025, the Company refinanced the outstanding balance with Western Alliance Bank through a new $2.0 million promissory note. The new loan matures in April 2030, bears interest at a variable rate equal to the one-month Term SOFR plus a margin of 2.85% (initially 7.17% as of the loan date), and requires monthly principal and interest payments based on a five-year amortization schedule.

Trinity Master Equipment Financing Agreement

On April 22, 2022, the Company entered into a Master Equipment Financing Agreement (the “Master Equipment Financing Agreement”) with Trinity Capital Inc. that could provide $35,000 of borrowings to finance the Company’s acquisition of blockchain computing equipment. The Company received a loan of $20,000 at closing with an interest rate of 13.80%. The borrowings under the Master Equipment Financing Agreement are collateralized by 3,336 S19j Pro miners, which are located at our College Park, GA and Norcross, GA sites. The loan matures in the quarter ending June 30, 2025, and the Company has current unpaid principal payments of $1,644 as of March 31, 2025.

Marquee Funding Partners

As of March 31, 2025, the unpaid balance on the mortgages assumed from the acquisition in August 2022 of a bitcoin mining facility from WAHA Technologies Inc. is $1,142. The remaining payment terms range from 17-23 months and annual interest of 13%.

Auto and Equipment Loans and Western Alliance Equipment Financing Agreement

The Company has entered into various financing arrangements to purchase vehicles and non-miner equipment with combined principal outstanding at March 31, 2025 of $587. The loans vary in terms from 12-72 months with annual interest rates ranging from 0.00% - 11.30%. The loans are secured with the purchased vehicles and equipment.

Additionally, on August 28, 2024, the Company entered into an equipment financing agreement with Western Alliance Bank for borrowings of up to $1,000 to finance new equipment for operational purposes. The Company can continue to secure equipment with this equipment financing agreement until February 28, 2025. This instrument bears interest at the Floating Wall Street Journal Prime Rate plus 1.00% per annum, calculated on the basis of a 360-day year consisting of twelve (12) consecutive thirty (30)-day months, and will be charged for each day there is an outstanding balance. As of March 31, 2025, the financing agreement had an outstanding balance of $958. The Floating Wall Street Journal Prime Rate was 7.5% at the end of the period, resulting in an interest rate of 8.5% per annum as of March 31, 2025. The financing agreement contains financial covenants, including a minimum loan-to-value ratio, a minimum debt service coverage ratio, and a minimum average deposit balance. As of March 31, 2025, the Company was in compliance with all covenants, and no events of default had occurred under the financing agreement.

10. INCOME TAXES

The Company has calculated the tax provision based on the year-to-date actual effective tax rate, adjusted for discrete items in the quarter. The approach is applied when application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. The Company believes, at this time, the use of this cutoff approach is more appropriate than the annual effective tax rate method due to the high degree of uncertainty in estimating annual pre-tax income. The quarterly tax provision is subject to fluctuation due to factors including certain book and tax differences, valuation allowances against deferred tax assets, or changes in or interpretation of tax laws. We consider new evidence (both positive and negative) at each reporting date that could affect our view of the future realization of deferred tax assets. We evaluate information such as historical financial results, historical taxable income, projected future taxable income, expected timing of the reversals of existing temporary differences and available prudent and feasible tax planning strategies in our analysis.

The Company had income tax benefit (including discrete items) of $3,043 and income tax expense of $11,595 for the three months ended March 31, 2025 and 2024, respectively. The Company also had income tax expense of $6,174 and $12,994 for the six months ended March 31, 2025 and 2024, respectively.

The Company's effective income tax rate (including discrete items) was 2.1% and 8.4% for the three months ended March 31, 2025 and 2024, and 5.4% and 7.8% for the six months ended March 31, 2025 and 2024, respectively. The Company's effective tax rate differs from the U.S. statutory rate of 21% primarily due to maintaining a valuation allowance on the deferred tax assets.

11. STOCKHOLDERS’ EQUITY

Overview

The Company’s authorized capital stock consists of 600,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share. On October 25, 2024, the Company’s stockholders approved another amendment to the Company’s articles of incorporation to increase the number of shares of common stock authorized for issuance to from 300,000,000 to 600,000,000. As of March 31, 2025, there were 292,660,113 shares of common stock issued, 280,900,178 shares of common stock outstanding, and 1,750,000 shares of Series A Preferred Stock issued and outstanding. As of September 30, 2024, there were 270,897,784 shares of common stock issued and outstanding, 1,750,000 shares of Series A Preferred Stock issued and outstanding, and 1,000,000 shares of Series X Preferred Stock outstanding. The 1,000,000 shares of Series X Preferred Stock outstanding as of September 30, 2024 were redeemed on October 29, 2024 and were automatically retired and restored to the status of authorized but unissued shares of the Company’s preferred stock upon such redemption. The Company filed a certificate of withdrawal with the state of Nevada withdrawing its designation of Series X Preferred Stock on December 3, 2024.

For the three and six months ended March 31, 2025, the Company recorded $0 and $5,141, respectively, as dividends to holders of the Series A Preferred Stock, pursuant to the requirements listed in the certificate of designation.

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

On March 28, 2024, the Company entered into Amendment No. 1 to the At the Market Offering Agreement with the Agent (the “March 2024 ATM Amendment”). Under the March 2024 ATM Amendment, the Company may, but has no obligation to issue and sell up to the lesser number of shares of the Company’s common stock that does not exceed (a) $800,000 of shares of common stock, or (b) the number of authorized but unissued shares of common stock (less the number of shares of common stock issuable upon exercise, conversion or exchange of any outstanding securities of the Company or otherwise reserved from the Company’s authorized capital stock). As of March 31, 2025, the Company had issued all of the ATM’s remaining capacity.

Common stock issuances during the six months ended March 31, 2025

The Company issued 5,031,221 shares of common stock in connection with the GRIID Acquisition.

The Company issued 16,619,361 shares of common stock under the March 2024 ATM Amendment, resulting in gross proceeds of $191,603 and issuance costs of $4,795.

The Company issued 25,510 shares of common stock in connection with the exercise of stock options and warrants. Cash received from such issuance was $154.

Common stock repurchased during the six months ended March 31, 2025

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

On January 3, 2025 all Private Warrants were converted to Public Warrants. At March 31, 2025, the Company used the Black-Scholes option-pricing model to estimate the fair value of the GEM Warrants using Level 3 inputs. The fair value of the GEM Warrants are included in the Other liabilities caption on the condensed consolidated balance sheets and the changes in fair value are included in Gain (loss) on derivative securities on the condensed consolidated statement of operations.

The following is a summary of stock warrant activity during the six months ended March 31, 2025.

	Number of Warrants Outstanding	Number of Shares to be Issued Upon Exercise of Warrants	Weighted Average Exercise Price ($) (1)
Balance, September 30, 2024	17,560	17,560	$6.12
Warrants granted	22,803,726	1,586,999	$157.96
Warrants expired	—	—	$—
Warrants canceled	—	—	$—
Warrants exercised	—	—	$—
Balance, March 31, 2025	22,821,286	1,604,559	$156.30

(1) Weighted average calculated weighting the exercise price versus the number of common shares that would be granted on exercise.

As of March 31, 2025, there were warrants exercisable to purchase 1,604,559 shares of common stock in the Company and there were no unvested warrants. These warrants have a weighted average exercise price of $156.30. Most outstanding warrants contain provisions allowing a cashless exercise at their respective exercise prices.

As of March 31, 2025, 22,813,726 of the outstanding warrants had a weighted average remaining term of 3.6 years and an intrinsic value of $0. The remaining 7,560 of the outstanding warrants do not have expiration dates and have an intrinsic value of $23.

13. STOCK-BASED COMPENSATION

The Company sponsors a stock-based incentive compensation plan known as the 2017 Incentive Plan, as amended, (the “Plan”). As of March 31, 2025, there were 7,964,608 shares available and authorized for issuance under the Plan.

STOCK OPTIONS

The following is a summary of stock option activity during the six months ended March 31, 2025:

	Number of Option Shares	Weighted Average Exercise Price ($)
Balance, September 30, 2024	2,285,462	$15.58
Options granted	268,550	$9.93
Options expired	(101,585)	$15.83
Options forfeited	(55,963)	$12.93
Options exercised	(25,510)	$6.05
Balance, March 31, 2025	2,370,954	$15.09

As of March 31, 2025, there were options exercisable to purchase 1,484,820 shares of common stock in the Company. As of March 31, 2025, the outstanding options had a weighted average remaining term of 7.4 years and an intrinsic value of $678.

For the six months ended March 31, 2025, the Company also granted 268,550 options to purchase shares of common stock to employees with a total fair value of $2,372.

The Black-Scholes model utilized the following inputs to value the options granted during the six months ended March 31, 2025:

Fair value assumptions Options:	March 31, 2025
Risk free interest rate	3.56% - 4.65%
Expected term (years)	1.00 - 6.32
Expected volatility	121.01% - 123.02%
Expected dividends	0%

The Company recognized stock-based compensation expense relating to stock options of $2,121 and $3,620 for the six months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, the Company expects to recognize $8,155 of stock-based compensation for the non-vested outstanding options over a weighted-average period of 2.10 years.

RESTRICTED STOCK UNITS

The following table summarizes the activity for all restricted stock units (“RSUs”) during the six months ended March 31, 2025:

	Number of Shares	Weighted Average Fair Value Per Share	Aggregate Intrinsic Value
Outstanding at September 30, 2024	1,674,211	$7.56	$12,649
Granted	153,715	$8.75
Vested	(86,237)	$9.12
Outstanding at March 31, 2025	1,741,689	$7.58	$11,704

On October 1, 2024, the Company granted 136,520 time-based RSUs to its board members as part of their annual compensation. These RSUs vest 25% quarterly and have a combined grant-date fair value of $1,200. The 25% quarterly vesting is scheduled to occur on February 13, 2025, May 13, 2025, August 13, 2025 and December 3, 2025. As of March 31, 2025, the company has settled and issued 34,130 of these time-based RSUs in accordance with the prescribed vesting schedule.

As of March 31, 2025, the Company had 1,741,689 outstanding unvested time-based restricted stock awards, which will vest over the weighted average 1.9 years. As of March 31, 2025, the unrecognized compensation costs related to all RSUs is $9,687.

The Company recognized stock-based compensation expense relating to RSUs of $3,942 and $2,530 for the six months ended March 31, 2025 and 2024, respectively.

PERFORMANCE STOCK UNITS

The following table summarizes the activity for all performance stock units (“PSUs”) during the six months ended March 31, 2025:

	Number of Shares	Weighted Average Fair Value Per Share	Aggregate Intrinsic Value
Outstanding at September 30, 2024	—	$-	$-
Granted	40,000	$10.61
Vested	(1,540)	$10.61
Outstanding at March 31, 2025	38,460	$7.58	$258

During the six months ended March 31, 2025, the Company granted 40,000 performance-based RSUs to certain employees at a grant-date fair value of $424. The PSUs vest based on the achievement of certain milestones closely tied to the employees' job responsibilities.

As of March 31, 2025, the Company had 38,460 outstanding unvested performance-based restricted stock awards, which will vest over a weighted average of 2.6 years. As of March 31, 2025, the unrecognized compensation costs related to all PSUs is $354.

The Company recognized stock-based compensation expense relating to PSUs of $57 and $13,600 for the six months ended March 31, 2025 and 2024, respectively.

2025 Long-Term Incentive Plan

On October 1, 2024, the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) approved the establishment of the Company’s Long-Term Incentive Program (the “2025 LTIP”), which permits the issuance of RSUs to executive officers and other executives. Awards granted pursuant to the 2025 LTIP are in addition to cash annual bonus awards and annual time-based RSU awards, if any, and are a key element of the Company’s compensation program.

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

The awards will vest over a 4-year period, whereby 40% will vest at the end of fiscal 2025, and the remaining 60% will vest quarterly over the subsequent 3-years based on continuing employment of the grantee. In addition, the number of awards that will vest depends on the achievement of certain performance metrics. As of March 31, 2025, the specific performance metrics have not been determined with enough specificity to allow for a mutual understanding of the terms, and hence, there is no grant date nor service inception date. Therefore, as of March 31, 2025, there is no stock-based compensation expense recorded under the 2025 LTIP, until such time as the performance metrics are finalized and determined.

14. COMMITMENTS AND CONTINGENCIES

Contractual future payments

The following table sets forth certain information concerning our obligations to make unconditional obligations to make contractual future payments towards our agreements as of March 31, 2025 (these amounts are not recorded in the Consolidated Balance Sheets):

Fiscal Year
($ in thousands)	2025 (Remainder)
Contractual obligations:
Purchase of bitcoin miners	$74,496
Modular immersion data centers	49,500
Construction in progress	35,557
Total	$159,553

Purchase of bitcoin miners

The Company had $74,496 in unrecorded open purchase commitments for miners or mining equipment as of March 31, 2025 in relation to the purchase transactions with Bitmain Technologies Delaware Limited. The miners purchased in these transactions are expected to be received and paid for during the third fiscal quarter of 2025.

Purchase of modular immersion data centers

The Company entered into a $165,000 contract subject to certain discounts in June 2024 for the purchase and on-site construction and installation of modular immersion data centers. The $49,500 remaining balance of the contract is contractually obligated and expected to be paid in installments through August 2025 upon delivery and installation of the related data centers.

Commitments under open construction projects

The Company has open commitments relating to the construction and development of new mining locations and operational facilities of $35,557.

State tax incentives

When the Company enters new jurisdictions, it seeks incentives on taxes including; sales and use taxes, property taxes, employment taxes and income taxes. The Company has been previously successful obtaining such incentives and is currently seeking additional incentives, which if the Company is unsuccessful in obtaining may result in a liability of approximately $20,209.

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

On February 28, 2022, Plaintiff filed an Amended Class Complaint alleging that, between December 10, 2020, and August 16, 2021, Defendants made material misstatements and omissions related to the Company’s acquisition of ATL Data Centers LLC and its anticipated expansion of bitcoin mining operations. Plaintiff seeks certification of the Class, an award of compensatory damages, and reimbursement of costs and expenses. On March 14, 2025, the Company filed its opposition to Plaintiff's motion for class certification. To date, no class has been certified. Discovery is currently proceeding.

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

The Company’s Board of Directors formed a Special Litigation Committee (“SLC”) to investigate and evaluate the claims. On November 6, 2023, the court granted the SLC’s motion to intervene and stayed the case through November 30, 2024. On October 16, 2024, the SLC filed a motion to defer to its determination that the claims should be dismissed, and on February 7, 2025, Plaintiffs filed their opposition. On March 10, 2025, the SLC replied in support of its motion.

The Company believes that the claims raised in the Consolidated Smith Action are without merit and intends to defend itself vigorously against them. At this time, the Company is unable to estimate potential losses, if any, related to the Consolidated Smith Action.

15. MAJOR CUSTOMERS AND VENDORS

The Company has one mining pool operator (Foundry Digital) that represented 100% of revenue for the six months ended March 31, 2025 and 2024.

For the six months ended March 31, 2025 and 2024, the Company had the following significant suppliers of miners:

	Six Months Ended
	March 31, 2025	March 31, 2024
Bitmain Technologies	94%	100%
Canaan U.S. Inc	6%	0%

16. SUBSEQUENT EVENTS

2025 Line of Credit Agreement - Coinbase

On April 14, 2025, the Company signed the 2025 Amended Master Loan with Coinbase Credit, for a line of credit in which the Lender will lend the Company certain digital assets or cash. Concurrent with entering into the 2025 Amended Master Loan agreement, the parties to the Amended Master Loan Agreement increased the credit limit from $50,000 to $200,000. The Company expects to utilize the line of credit to borrow USD collateralized with bitcoin to support its operations. After March 31, 2025, the Company began to draw down against this facility, and, as of the date of this report, the Company had an outstanding balance $115,000 under the facility.

Miner Option Exercise

In April 2025, the Company exercised an option to purchase 13,200 miners for approximately $76,600, net of previously deposited funds. The Company negotiated the payment to be made with bitcoin at a 15% conversion premium to spot price on the date of transfer. The total number of bitcoin transferred as consideration for the option exercise was approximately 691 and had a total fair value of $66,751, or a spot price of approximately $96,600 per bitcoin. Additionally, as part of the agreement to pay in bitcoin, the Company received an option to purchase 691 bitcoin back at a later date at the conversion premium price, which is approximately $110,900 per bitcoin. The Company utilized proceeds from its Coinbase Line of Credit to purchase the 691 bitcoin at spot for this transaction.

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

Company Overview

We are a bitcoin mining company. We independently own and operate a large portfolio of data centers across the United States with locations in Georgia, Mississippi, Tennessee and Wyoming for a total contracted power capacity of approximately 915 megawatts (“MW”) as of March 31, 2025. We intend to continue our growth in these regions and are actively developing plans for additional capacity in Wyoming, Georgia, and Tennessee. We had an independent data center operation in Massena, NY subject to a hosting agreement that operated 50 MW, which expired on December 31, 2024. The parties commenced wind-down procedures upon expiration. All MW allocated to the Company have been vacated as of March 31, 2025. We have no intention to mine, purchase or hold any other crypto assets at this time or in the foreseeable future, and we did not hold any other crypto asset as of March 31, 2025.

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

Factors such as access to specialized mining servers, energy, electricity cost, environmental factors (such as cooling capacity) and location play important roles in mining. As of March 31, 2025, our operating mining units were capable of producing over 42.4 exahash per second (“EH/s”) of computing power. In bitcoin mining, “hashrate” is a measure of the computing and processing power and speed by which a mining computer mines and processes transactions on the bitcoin network. We expect to continue increasing our computing power through 2025 and beyond as we expand our infrastructure at our owned sites in Wyoming, Tennessee, and Georgia, seek regional expansion opportunities, and evaluate strategic acquisition targets. A company’s computing power measured in hashrate is a significant factor in its bitcoin mining revenue.

We owned approximately 313,074 miners as of March 31, 2025, of which approximately 205,412 were in service as of March 31, 2025 and the remainder pertain to new machines ready to install in the Cheyenne, WY and Jackson, TN expansions and other expansion opportunities, are being evaluated for relocation or are pending repair. Our miners range in age from 2-51 months and have an average age of approximately 13 months. Effective May 2024, we estimate the useful lives of our miners to be three years. We do not have scheduled downtime for our miners, however, we periodically perform unscheduled maintenance and curtailments on our miners, but such downtime has not historically been significant. When performing unscheduled maintenance, we will typically replace the miner with a substitute miner to limit overall downtime. The miners owned as of March 31, 2025 had a range of energy efficiency (watts per terahash – “w/th”) of 13.5 to 29.5 w/th with an average operating energy efficiency of 17 w/th.

We obtain bitcoin as a result of our mining operations, and we may sell bitcoin from time to time to support our operations and strategic growth. We also will utilize our bitcoin as collateral for lending arrangements. Prior to April 2025, we did not engage in regular trading of bitcoin (other than as necessary to convert our bitcoin into U.S. dollars) or engage in hedging activities related to our holding of bitcoin. In April 2025, we launched our institutional grade in-house trading function as we shift to a balanced approach between monetizing new production and building long-term holdings which may include various derivative strategies to generate yield from our bitcoin holdings balance, and we plan to continue to integrate these strategies into our regular treasury management activities. Treasury management activities may serve cash management, strategic growth, revenue or bitcoin balance hedging, incremental revenue or other general corporate purposes. Currently, we do not use a formula or specific methodology to determine whether or when we will sell bitcoin that we hold, or the number of bitcoins we will sell. Rather, decisions to hold or sell bitcoins are currently determined by management by analyzing the need for working capital, forecasts and monitoring the market in real time.

The value of bitcoin has historically been subject to wide swings. The following table provides a range of intraday low and intraday high bitcoin prices between October 1, 2023 through March 31, 2025.

Range of intraday bitcoin prices
Quarterly Reporting Periods Ended	Minimum Price	Maximum Price
December 31, 2023	$26,521	$45,000
March 31, 2024	$38,501	$73,836
June 30, 2024	$56,500	$72,777
September 30, 2024	$49,050	$70,000
December 31, 2024	$58,864	$108,389
March 31, 2025	$76,555	$109,358

As of March 31, 2025, we held 11,869 bitcoins of which, we held 99% in cold storage and 1% in hot wallets. The fair value of our bitcoins as of March 31, 2025 was $979,635 on our condensed consolidated balance sheets. Effective October 1, 2023, we adopted ASC 350-60, which requires bitcoin to be measured at fair value; as a result, the carrying value of each bitcoin we held at October 1, 2023 and each subsequent reporting period reflects the price of one bitcoin quoted on the active exchange, Coinbase, at the end of the reporting period. Therefore, decreases in the market price of bitcoin could have a material impact on our earnings and on the carrying value of our bitcoin. See Note 2 - Summary of Significant Accounting Policies for more details on the impact of implementation in the Form 10-K.

As of March 31, 2025 and September 30, 2024, the Company did not hold any digital currency other than bitcoin.

We maintain real property holdings through our wholly owned and consolidated subsidiaries.

Results of continuing operations for the three and six months ended March 31, 2025 and 2024

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

The table below describes our fleet as of March 31, 2025 and 2024 and our miner efficiency and computing power as compared to the global computing power.

	As of
Combined facilities	March 31, 2025	March 31, 2024
Global hashrate (in terms of EH/s) (1)	835.0	566.0
Miner efficiency (w/th) (2)	17.0	24.6
CleanSpark hashrate (in terms of EH/s)	42.4	16.4
CleanSpark percentage of total global hashrate	5.08%	2.90%

(1) Total global hashrate obtained as of March 31, 2025 and 2024 were from Hashrate index (https://data.hashrateindex.com/network-data/network) using SMA 7 days and YCHARTS (https://ycharts.com/indicators/bitcoin_network_hash_rate), respectively.

(2) Watts of energy required to produce each terahash of processing power. Based on miner fleet operating at period end.

As of March 31, 2025, our operating hashrate was approximately 5.08% of the total global hashrate, and we received approximately the same percentage of the global blockchain rewards, which as of that date equaled approximately 22-23 bitcoin per day, excluding the bitcoin earned from network transaction fees. Ultimately, in order to mine profitably, we work to ensure that these mining rewards cover our direct operating costs.

The table below describes the average cost of mining each bitcoin for the three and six months ended March 31, 2025 and 2024 and the total energy usage and cost per each kilowatt hour (“kWh”) utilized within our owned facilities.

	For the three months ended		For the six months ended
Cost of Revenues - Analysis of costs to mine one bitcoin (per bitcoin amounts are actual)	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024
Cost of Mining - Owned Facilities
Cost of energy per bitcoin mined	$42,664	$14,694	$38,437	$13,758
Other direct costs of mining - non energy utilities per bitcoin mined	3	1	41	13
Cost to mine one bitcoin - Direct Energy Cost - Owned facilities	$42,667	$14,695	$38,478	$13,771
Miner depreciation per bitcoin mined	35,056	12,115	33,552	11,757
Financing costs per bitcoin mined	60	197	78	216
Direct cost to mine including non-cash depreciation and financing costs - Owned facilities	$77,783	$27,007	$72,108	$25,744

Average revenue of each bitcoin mined (1)	$92,811	$55,341	$88,529	$46,105
Direct cost to mine one bitcoin as % of average bitcoin mining revenue - Including direct energy cost only	46.0%	26.6%	43.5%	29.9%
Direct cost to mine one bitcoin as % of average bitcoin mining revenue - Including miner depreciation expense	83.8%	48.8%	81.5%	55.8%

Statistics
Owned Facilities
Total bitcoin mined at owned facilities	1,938	1,785	3,755	3,496
Bitcoin mining revenue - Owned facilities - ($ in thousands)	$179,834	$98,784	$332,394	$161,184
Total miners in service in owned facilities - as of the periods ended	205,412	117,693	205,412	117,693
Total kWh utilized	1,368,226,176	612,805,380	2,620,155,193	1,108,002,408
Total energy expense - ($ in thousands)	$82,668	$26,228	$144,316	$48,099
Cost per kWh	$0.060	$0.043	$0.055	$0.043
Energy expense as percentage of bitcoin mining revenue, net	46.0%	26.6%	43.4%	29.8%
Other direct costs of mining - non energy utilities - ($ in thousands)	$5	$2	$155	$44
Depreciation Expense - Miners Only - ($ in thousands)	$67,925	$21,625	$125,977	$41,103
Direct miner financing costs - ($ in thousands)	$116	$352	$295	$756

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

Power prices are the most significant cost driver for our wholly owned locations, and energy expense represented 46.0% and 26.6% as expressed as a percentage of bitcoin mining revenues during the three months ended March 31, 2025 and 2024, respectively, and 43.4% and 29.8% as expressed as a percentage of bitcoin mining revenues during the six months ended March 31, 2025 and 2024, respectively.

Energy prices can be highly volatile and global events can impact energy rates. We have a diverse portfolio of power contracts across our sites in the State of Georgia, Mississippi, Tennessee and Wyoming. The majority of these contracts and our previously hosted miners in New York State are currently subject to variable prices and market rate fluctuations with respect to wholesale power costs. Such prices are governed by power purchase agreements which vary by location, and said prices can change hour to hour. While this renders energy prices less predictable, it also gives us greater ability and flexibility to actively manage the energy we consume with a goal of increasing profitability and energy efficiency. Energy prices are also highly sensitive to weather events, such as winter storms and polar vortices, which periodically increase the demand for power regionally. When such events occur, we may curtail our operations to avoid using power at increased rates, at the request of grid operators in cases of emergencies or to support utility grid resiliency efforts. The average power prices we paid under our power contracts at our owned facilities were $0.060 and $0.043 per kWh for the three months ended March 31, 2025 and 2024, respectively, and were $0.055 and $0.043 per kWh, for the six months ended March 31, 2025 and 2024 respectively.

The management and operations teams make real-time determinations on the need and timing during which we should curtail our operations. We curtail when power prices exceed the value we would receive for the corresponding fixed bitcoin reward in response to utility programs. This means if bitcoin’s value decreases or energy prices increase, our curtailment may increase; likewise, when bitcoin’s value increases and energy prices decrease, our curtailment may decrease. The management and operations teams manage these decisions on an hour-by-hour basis across all our sites, both wholly owned and hosted. The Company did not have significant curtailment and maintained an average uptime greater than 90% during the six months ended March 31, 2025. A large portion of the curtailment during the first quarter related to Hurricane Helene which affected our Georgia sites at the end of September 2024 to the beginning of October 2024. The southeast Georgia sites were shut down as the hurricane began impacting the region, thus at the beginning of the October 2024, these sites were operating on approximately 200 MW which gradually increased during the same week to its the full 365 MW capacity when utilities was restored to the communities.

The Company records depreciation expense (a non-cash expense) on its miners on a straight-line basis over the miners' expected useful life. Such non-cash depreciation amounts are recorded within the condensed consolidated statement of operations and comprehensive income as “Depreciation and Amortization”. Although the Company recognizes depreciation with respect to its mining assets, it does not consider depreciation in determining whether it is economical to operate its mining equipment since depreciation expense is not an avoidable operating cost, such as energy costs. The table above presents the non-cash miner depreciation expense on a “per bitcoin” basis, calculated by dividing miner depreciation expense in our owned facilities by the number of bitcoin mined in the owned facilities. On a “cost per bitcoin” ratio, miner depreciation expense was $33,552 and $11,757 for the six months ended March 31, 2025 and 2024, respectively. The number of bitcoin received by all the miners, including the Company was reduced by 50% effective April 19, 2024 when the bitcoin algorithm halved the rewards from 6.25 per block to 3.125 per block increasing depreciation expense on a comparable per bitcoin basis as it takes more miners to produce the same number of bitcoin.

We have financing costs for a limited number of miners in our miner fleet and such costs are recorded within Interest Expense in our condensed consolidated statement of operations and comprehensive income. The table above presents financing costs per bitcoin calculated by dividing direct interest expense on our miner financing agreement by the number of bitcoin mined in our owned facilities. On a cost per bitcoin ratio, financing costs were $60 and $197 for the three months ended March 31, 2025 and 2024, respectively and were $78 and $216 for the six months ended March 31, 2025 and 2024, respectively.

The table below describes the average cost of mining each bitcoin for the three and six months ended March 31, 2025 and 2024 and the total energy usage and cost per each kWh utilized within our hosted facilities. As of March 31, 2025, we no longer operated mining at hosted facilities. Accordingly, the bitcoin mined in the three months ended March 31, 2025 was approximately 1% of our total bitcoin mined for the consolidated entity.

	For the three months ended		For the six months ended
Cost of Revenues - Analysis of costs to mine one bitcoin (per bitcoin amounts are actual)	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024
Cost of Mining - Hosted Facilities
Direct hosting fees expense per one bitcoin	$142,515	$32,797	$76,269	$27,119
Miner depreciation per bitcoin mined	-	24,549	4	21,763
Direct cost to mine including non-cash depreciation - Hosted facilities	$142,515	$57,346	$76,273	$48,882

Average revenue of each bitcoin mined (1)	$97,279	$52,907	$78,856	$43,966
Direct cost to mine one bitcoin as % of average bitcoin mining revenue - Direct Hosting fees only	146.5%	62.0%	96.7%	61.7%
Direct cost to mine one bitcoin as % of average bitcoin mining revenue - Including miner depreciation expense	146.5%	108.4%	96.7%	111.2%

Statistics
Hosted Facilities
Total bitcoin mined at hosted facilities	19	246	147	555
Bitcoin mining revenue - Hosted facilities - ($ in thousands)	$1,877	$13,015	$11,623	$24,401
Total miners in service in hosted facilities - as of the periods ended	—	16,270	—	16,270
Total kWh utilized	22,809,318	107,324,037	144,786,545	211,922,927
Total hosting fee expense - ($ in thousands)	$2,751	$8,068	$11,242	$15,051
Hosting fee per kWh	$0.121	$0.075	$0.078	$0.071
Hosting fee expense as percentage of bitcoin mining revenue, net	146.6%	62.0%	96.7%	61.7%
Depreciation Expense - Miners Only - ($ in thousands)	$—	$6,039	$1	$12,078

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

For our co-locations, hosting fees (which comprise direct operating costs of the third-party operator with energy as the largest cost) and profit sharing were a combined 146.5% and 62.0% as a percentage of bitcoin mining revenues during the three months ended March 31, 2025 and 2024, respectively and 96.7% and 61.7% as a percentage of bitcoin mining revenues during the six months ended March 31, 2025 and 2024, respectively. In connection with our decision to terminate our hosting arrangements, we incurred $665 of non-recurring fees for the transition and vacating the location, included in the hosting fees.

At our hosted facilities, the hosting fee as compared to kWh utilized in the hosted facilities was $0.121 and $0.075 per kWh for the three months ended March 31, 2025 and 2024, respectively and was $0.078 and $0.071 per kWh for the six months ended March 31, 2025 and 2024, respectively. The Company did not have significant curtailment greater than 20% of total operating time during the six months ended March 31, 2025.

On a “cost per bitcoin” ratio, miner depreciation expense was $4 and $21,763 for the six months ended March 31, 2025 and 2024, respectively. The decrease presented was mainly due to the miners being nearly fully depreciated as of September 30, 2024.

Results of continuing operations for the three months ended March 31, 2025 and 2024

($ presented in 000's, except for average bitcoin price)

Bitcoin mining revenue

We earned $181,712 in bitcoin mining revenue during the three months ended March 31, 2025, which was an increase of $69,913, or 63%, as compared with $111,799 for the three months ended March 31, 2024. Bitcoin mining revenues are recorded net of bitcoin mining fees charged by our sole mining pool operator that equaled approximately 0.15% of gross bitcoin mining revenues for the three months ended March 31, 2025, and are determined by two main drivers: quantity of bitcoin mined and the price of bitcoin on the date the bitcoin is mined. During the three months ended March 31, 2025, we mined 1,957 bitcoin with an average bitcoin price of $92,870 as compared to 2,031 bitcoin with an average bitcoin price of $55,046 during the three months ended March 31, 2024. The increase in bitcoin mining revenue for the three months ended March 31, 2025 was attributable to the increase in the average bitcoin price offset by the decrease in the bitcoin mined during the period and as compared to the three months ended March 31, 2024. The decrease in the quantity of bitcoin mined was primarily driven by the reduction in bitcoin block rewards from 6.25 per block recognized during the three months ended March 31, 2024 as compared to 3.125 per block recognized during the three months ended March 31, 2025. This reduction in block rewards due to the halving in April 2024 was offset by the increased number of our miners in operation, which increased to 205,412 compared to 133,963, an increase of 71,449 or 53% between March 31, 2024 and March 31, 2025. The increase in our miners in operation increases our hashrate, which is our total computational power, and which when understood in the context of global hashrate, determines how much bitcoin we are able to mine.

Cost of revenues (exclusive of depreciation and amortization expense)

Our cost of revenues was $85,424 for the three months ended March 31, 2025, an increase of $51,126, or 149%, as compared with $34,298 for the three months ended March 31, 2024. These costs were primarily related to energy costs to operate the miners within our owned facilities, which were $82,668 for the three months ended March 31, 2025, an increase of $56,440, or 215%, as compared to $26,228 for the three months ended March 31, 2024. The increase in energy costs was due to the expansion of our operations since March 31, 2024 and the increase in the volume of miners operating in our owned locations. We continually evaluate energy and bitcoin prices and periodically will curtail our mining operations when it is advantageous to do so.

We also incurred hosting fees of $2,736 and profit-sharing fees of $15 for the three months ended March 31, 2025, an decrease of $3,829, or 58%, and a decrease of $1,488, or 99%, as compared to $6,565 and $1,503, respectively, for the three months ended March 31, 2024. The hosting fees and profit-sharing fees were primarily the result of our co-location agreement with Coinmint. The hosting fees decreased period over period due to the expiration of the hosting agreement, subsequent wind-down procedures and removal of miners during the three months ended March 31, 2025.

Professional fees

Professional fees, which consisted primarily of legal, accounting and consulting fees, were $2,983 for the three months ended March 31, 2025, an increase of $775, or 35%, from $2,208 for the three months ended March 31, 2024. This increase was primarily attributable to legal and other professional consulting fees during the three months ended March 31, 2025. Legal expenses were $1,042 for the three months ended March 31, 2025, as compared to $772 for the three months ended March 31, 2024. Other professional fees, namely accounting and consulting, were $1,942 for the three months ended March 31, 2025, as compared to $1,432 for the three months ended March 31, 2024, representing an increase of $509. The increase in accounting fees was primarily related to tax services and consulting.

Payroll expenses

Payroll expenses were $15,254 for the three months ended March 31, 2025, a decrease of $1,565, or 9%, from $16,820 for the three months ended March 31, 2024. Our payroll expenses include all compensation related expenses for our employees and mainly include salaries, wages, payroll-related taxes and benefits and non-cash stock-based compensation. Payroll expenses, excluding non-cash stock-based compensation, were $12,154 for the three months ended March 31, 2025, representing an increase of 73% from $7,023 for the three months ended March 31, 2024, mainly attributed to an increase in employee headcount along with employee bonuses.

We grant stock-based awards to certain employees as a significant portion of our payroll-related costs. Stock-based compensation, which is a non-cash expense, was $3,101 for the three months ended March 31, 2025, a decrease of $6,697, or 68%, from $9,797 for the three months ended March 31, 2024. The decrease in stock-based compensation was mainly attributed to the vesting of a certain market-based restricted stock awards in February 2024. Additionally, there is no grant date or service inception date for the 2025 LTIP and accordingly there is no expense recognized in the six months ended March 31, 2025.

General and administrative expenses

General and administrative expenses increased to $11,736 for the three months ended March 31, 2025 from $6,819 for the three months ended March 31, 2024, representing an increase of $4,917. This increase was primarily attributable to increases in corporate overhead, including, but not limited to, property taxes and insurance premiums (primarily due to the substantial increase in owned assets) and rent.

Loss (gain) on fair value of bitcoin

Loss on fair value of bitcoin for the three months ended March 31, 2025 was $127,667 as compared to a gain on fair value of bitcoin of $119,702 for the three months ended March 31, 2024, a change of $247,369. We measured crypto assets within the scope of ASC Topic 350-60 - Intangibles - Goodwill and Other - Crypto Assets at fair value in accordance with ASC Topic 820 - Fair Value Measurement and included the gains and losses from remeasurement in net income. The loss for the three months ended March 31, 2025 pertains to the change in bitcoin's fair value from approximately $93,400 per bitcoin on December 31, 2024 to approximately $82,500 per bitcoin on March 31, 2025. Meanwhile the gain for the three months ended March 31, 2024 pertains to the change in bitcoin's fair value from approximately $42,300 per bitcoin on December 31, 2023 to $71,300 per bitcoin on March 31, 2024.

Depreciation and amortization

Depreciation and amortization expense increased to $78,901 for the three months ended March 31, 2025, from $32,187 for the three months ended March 31, 2024, an increase of $46,714, or 145%. Depreciation expense increased by $46,267, or $0, during the three months ended March 31, 2025, to $77,933 from $31,666, mainly due to an increase in miners and mining-related equipment being placed in service during the comparative period. Additionally, effective May 1, 2024, all miners would be adjusted to a useful life of 3 years, a reduction from 5 years.

Amortization expense for the three months ended March 31, 2025 was $967, an increase of $446, or 85%, from $522 for the three months ended March 31, 2024. The increase in amortization expense is primarily due to the Company's acquisition of software in the amount of $6,000 in the current year.

Other Income (Expenses)

Other expense was $3,811 for the three months ended March 31, 2025, compared with other income, net of $1,209 for the three months ended March 31, 2024, which is a change of $5,020.

Interest income in the three months ended March 31, 2025 decreased by $670 to $2,014 from $2,684 for the three months ended March 31, 2024 due to decrease in interest rates.

Interest expense in the three months ended March 31, 2025 increased by $741 to $1,267 from $526 for the three months ended March 31, 2024 due to the amortization of deferred insurance costs from the Convertible Note, the promissory note, and equipment line of credit, which the Company did not have as of March 31, 2024.

Net loss (income)

Net loss for the three months ended March 31, 2025 was $138,792, as compared to net income of $126,735 for the three months ended March 31, 2024, for the reasons stated above.

Results of continuing operations for the six months ended March 31, 2025 and 2024

($ presented in 000's, except for average bitcoin price)

Bitcoin mining revenue

We earned $344,018 in bitcoin mining revenue during the six months ended March 31, 2025, which was an increase of $158,433, or 85%, as compared with $185,585 for the six months ended March 31, 2024. Bitcoin mining revenues are recorded net of bitcoin mining fees charged by our sole mining pool operator that equaled approximately 0.15% of gross bitcoin mining revenues for the six months ended March 31, 2025 and are determined by two main drivers: quantity of bitcoin mined and the price of bitcoin on the date the bitcoin is mined. During the six months ended March 31, 2025, we mined 3,902 bitcoin with an average bitcoin price of $88,170 as compared to 4,051 bitcoin with an average bitcoin price of $45,812 during the six months ended March 31, 2024. The increase in bitcoin mining revenue for the six months ended March 31, 2025 was attributable to the increase in the average bitcoin price as compared to the six months ended March 31, 2024. The decrease in the quantity of bitcoin mined was primarily driven by the reduction in bitcoin block rewards from 6.25 per block to 3.125 per block due to the halving in April 2024 and was offset by the 71,449 or 53% increase of our miners in operation between March 31, 2024 and March 31, 2025. The increase in miners in operation increases our hashrate, which is our total computational power, and which when understood in the context of global hashrate, determines how much bitcoin we are able to mine.

Cost of revenues (exclusive of depreciation and amortization expense)

Our cost of revenues was $155,714 for the six months ended March 31, 2025, an increase of $92,520, or 146%, as compared with $63,194 for the six months ended March 31, 2024. These costs were primarily related to energy costs to operate the miners within our owned facilities, which were $145,742 for the six months ended March 31, 2025, an increase of $97,643 or 203% as compared to $48,099 for the six months ended March 31, 2024. The increase in energy costs was due to the increases in the volume of miners operating in our owned locations as well as the increase in average cost per kWh, which approximated $0.055/kWh for the six months ended March 31, 2025 as compared to an average cost of $0.043/kWh for the six months ended March 31, 2024. We continually evaluate energy and bitcoin prices and periodically will curtail our mining operations when it is advantageous to do so.

We also incurred hosting fees of $9,087 and profit-sharing fees of $698 for the six months ended March 31, 2025, a decrease of $3,053, or 25%, and decrease of $2,214, or 76%, as compared to $12,140 and $2,911, respectively, for the six months ended March 31, 2024. The hosting fees and profit-sharing fees were primarily the result of our co-location agreement with Coinmint. The hosting fees decreased period over period due to the expiration of the hosting agreement, subsequent wind-down procedures and removal of miners during the six months ended March 31, 2025.

Professional fees

Professional fees, which consisted primarily of legal, accounting and consulting fees, were $6,868 for the six months ended March 31, 2025, a increase of $3,088, or 24%, from $3,780 for the six months ended March 31, 2024. Legal expenses were $2,487 for the six months ended March 31, 2025, as compared to $945 for the six months ended March 31, 2024. This increase was attributable to legal and other professional fees in connection with merger and acquisition transactions of approximately $502 during the six months ended March 31, 2025, as compared to $0 of during the six months ended March 31, 2024. Other professional fees, namely accounting and consulting, were $4,382 for the six months ended March 31, 2025, as compared to $2,835 for the six months ended March 31, 2024, representing an increase of $1,547.

Payroll expenses

Payroll expenses were $36,124 for the six months ended March 31, 2025, an increase of $3,983, or 9%, from $32,141 for the six months ended March 31, 2024. Our payroll expenses include all compensation related expenses for our employees and mainly include salaries, wages, payroll-related taxes and benefits and non-cash stock-based compensation. Payroll expenses, excluding non-cash stock-based compensation, were $30,002 for the six months ended March 31, 2025, representing an increase of 142% from $12,391 for the six months ended March 31, 2024, mainly attributed to an increase in employee headcount.

We grant stock-based awards to certain employees as a significant portion of our payroll-related costs. Stock-based compensation, which is a non-cash expense, was $6,122 for the six months ended March 31, 2025, a decrease of $13,628, or 69%, from $19,750 for the six months ended March 31, 2024. The decrease in stock-based compensation was mainly attributed vesting of a market-based restricted stock awards during the six months ended March 31, 2024. Additionally, there is no grant date or service inception date for the 2025 LTIP and accordingly there is no expense recognized in the six months ended March 31, 2025.

General and administrative expenses

General and administrative expenses increase to $21,790 for the six months ended March 31, 2025 from $11,822 for the six months ended March 31, 2024, representing an increase of $9,968. This increase was primarily attributable to increases in corporate overhead, including, but not limited to, property taxes and insurance premiums (primarily due to the substantial increase in owned assets) and rent.

Gain on fair value of bitcoin, net

Gain on fair value of bitcoin, net for the six months ended March 31, 2025 was $90,539 as compared to $155,743 for the six months ended March 31, 2024, a change of $246,282. The gain for the six months ended March 31, 2025 pertains to the change in bitcoin's fair value from approximately $63,300 per bitcoin on September 30, 2024 to approximately $82,500 per bitcoin on March 31, 2024. Meanwhile the gain for the six months ended March 31, 2024 pertains to the change in bitcoin's fair value from approximately $29,960 per bitcoin on September 30, 2023 to $71,300 per bitcoin on March 31, 2024.

Depreciation and amortization

Depreciation and amortization expense increase to $145,130 for the six months ended March 31, 2025, from $62,034 for the six months ended March 31, 2024, an increase of $83,096 or 134%. Depreciation expense increased by $82,059, or 135%, during the six months ended March 31, 2025, from $60,999 to $143,058, due to mainly due to an increase in miners and mining-related equipment being placed in service during the comparative period. Additionally, effective May 1, 2024, all miners would be adjusted to a useful life of 3 years, a reduction from 5 years.

Amortization expense for the six months ended March 31, 2025 was $2,072, an increase of $1,037, or 100%, from $1,035 for the six months ended March 31, 2024. In the six months ended March 31, 2025, the Company acquired software in the total amount of $6,000, which was the primary cause for the increase in amortization expense.

Other Income (Expenses)

Other income, net was $42,221 for the six months ended March 31, 2025, compared with other income, net of $6 for the six months ended March 31, 2024, which is an increase of $42,215. Other expense for the six months ended March 31, 2025 consisted primarily of gain on bitcoin collateral returned of $42,493. The Company did not have any bitcoin collateral in the six months ended March 31, 2024.

Interest income in the six months ended March 31, 2025 increased to $3,490 from $3,270 for the six months ended March 31, 2024, an increase of $220 due to decrease in interest rates.

Interest expense in the six months ended March 31, 2025 increased by $1,754 to $2,826 from $1,072 for the six months ended March 31, 2024 due to the amortization of deferred insurance costs from the Convertible Note, the promissory note, and equipment line of credit, which the Company did not have as of March 31, 2024.

Net income

Net income for the six months ended March 31, 2025 was $107,999, as compared to net income of $152,644 for the six months ended March 31, 2024, for the reasons stated above.

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

The following is a reconciliation of our non-GAAP Adjusted EBITDA to its most directly comparable GAAP measure (i.e., net income (loss)) for the periods indicated:

($ in thousands)	For the Three Months Ended March 31,		For the Six Months Ended March 31,
Reconciliation of non-GAAP Adjusted EBITDA	2025	2024	2025	2024
Net (loss) income	$(138,792)	$126,735	$107,999	$152,644
Impairment expense - other	—	396	—	396
Depreciation and amortization	78,901	32,187	145,130	62,034
Share-based compensation expense	3,101	9,797	6,122	19,750
Unrealized loss of derivative securities	4,741	949	1,119	2,192
Interest income	(2,014)	(2,684)	(3,490)	(3,270)
Interest expense	1,267	526	2,826	1,072
Other income	(183)	—	(183)	—
(Gain) loss on disposal of assets	(2,230)	1,652	(3,021)	2,329
Income tax expense	(3,043)	11,595	6,174	12,994
Fees related to financing & business development transactions	258	176	631	176
Litigation & settlement related expenses	193	500	541	500
Severance and other expenses	12	—	12	102
Non-GAAP Adjusted EBITDA*	$(57,789)	$181,829	$263,860	$250,919

* We have not excluded our net gain on fair value of bitcoin $127,667 and $119,702 in the three months ended March 31, 2025 and 2024, respectively, and $90,539 and $155,743 in the six months ended March 31, 2025 and 2024, respectively, which we now record in our condensed consolidated statement of operations and comprehensive income as provided in ASC 350-60, as discussed in the Form 10-K.

Liquidity and Capital Resources

($ presented in 000's)

Our primary requirements for liquidity and capital are working capital, capital expenditures, loan payments, public company costs and general corporate needs. We expect these needs to continue as we further develop and grow our business. Our principal sources of liquidity have been and are expected to be our cash and cash equivalents, bitcoin inventory, proceeds from our convertible note and line of credit.

As of March 31, 2025, we had total current assets of $947,493, consisting of cash and cash equivalents, prepaid expenses and other current assets, bitcoin, investment in debt security and related derivative asset, and total assets in the amount of $2,656,998. Our total current liabilities and total liabilities as of March 31, 2025 were $109,312 and $766,507, respectively. We had working capital of $838,181 as of March 31, 2025. With the recent launch of our bitcoin treasury function in April 2025, we may use a portion of the bitcoin we mine to fund operations and to fund capital expenditures. In addition, we have $634,553 zero-coupon convertible notes outstanding and a $200,000 line of credit with Coinbase as discussed in Note 9 - Loans and Note 16 - Subsequent Events.

Based on our current plans and business conditions, we believe that existing cash and cash equivalents and bitcoin, together with cash generated from operations and our future investing activities, will be sufficient to satisfy our anticipated cash requirements for the next 12 months and for the reasonably foreseeable future until we reach consistent profitability, and we are not aware of any trends or demands, commitments, events or uncertainties that are reasonably likely to result in a decrease in the liquidity of our assets. We are likely to require additional capital to respond to technological advancements, competitive dynamics or technologies, business opportunities, challenges, acquisitions or unforeseen circumstances and in either the short-term or long-term may determine to engage in equity or debt financings. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited. In particular, the ongoing impacts of inflation and fluctuations in interest rates, global conflicts including the conflict between Russia and Ukraine, and increases in tariffs, have resulted in, and may continue to result in, significant disruption and volatility in the global financial markets, reducing our ability to access capital. If we are unable to raise additional funds when or on the terms desired, our business, financial condition and results of operations could be adversely affected.

Material Cash Requirements

We are a party to many contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the condensed consolidated balance sheets as of March 31, 2025, while others are considered future commitments. Our contractual obligations primarily consist of cancelable purchase commitments with various parties to purchase goods or services, primarily miners and equipment, entered into in the normal course of business and operating leases. For information regarding our other contractual obligations, refer to Note 14 - Commitments and Contingencies in this Quarterly Report on Form 10-Q for the period ended March 31, 2025, and Note 18 - Commitments and Contingencies included in our Annual Report on Form 10-K as filed with the SEC on December 3, 2024.

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

Operating Activities

The Company generates non-cash revenue through mining Bitcoin, which it retains the majority based on its long-term value strategy, while funding all operating expenses with cash. As a result, net cash used in operating activities for the six months ended March 31, 2025 was $231,735 primarily due to cost of revenues of $155,714 and payroll expenses of $36,124, in spite of a net income of $107,999, due to the increase of the non-cash gains in the held bitcoin balance. Changes in operating assets and liabilities used a net total of $20,529 of cash.

Operating activities from continuing operations for the six months ended March 31, 2024, resulted in a net cash outflow of $92,115. This was primarily driven by net income of $152,644, which included significant non-cash revenue and gains, in the form of bitcoin. The non-cash adjustments to reconcile net income to net cash included $62,034 for depreciation and amortization and $19,750 for stock-based compensation, offset by $185,585 of non-cash bitcoin mining revenues. Additionally, changes in operating assets and liabilities resulted in a net cash outflow of $3,801.

Investing Activities

Investing activities from operations used $315,877 during the six months ended March 31, 2025, as compared with using $231,565 for the six months ended March 31, 2024. Our payments on miners (including miner deposits) of $253,754, purchase of fixed assets of $91,451, and payment for the asset acquisition of the Tennessee and Twin Cities locations of $8,105 and $5,490, respectively were the main components of our investing cash outflow for the six months ended March 31, 2025. This was partly offset by cash received in the acquisition of GRIID of $1,411 and by cash proceeds received from the sale of miners of $41,512.

Financing Activities

Cash flows generated from financing activities of continuing operations during the six months ended March 31, 2025 amounted to $523,751 compared to $617,933 for the six months ended March 31, 2024. Our cash flows from financing activities for the six months ended March 31, 2025 consisted primarily of proceeds from the convertible note of $635,695 and proceeds from equity offerings of $186,808, partially offset by the repurchase of common stock of $145,000, aggregate payments for capped call transactions of $90,350, and payments on loans in the amount of $54,423. Our cash flows from financing activities for the six months ended March 31, 2024 mainly consisted of proceeds from underwritten offerings of $638,664.

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

At March 31, 2025, the Company held approximately 11,869 bitcoins and the fair value of a single bitcoin was approximately $82,537, meaning that the fair value of its bitcoin holdings on that date was approximately $980 million. A 10% increase or decrease in the fair value of bitcoin as of March 31, 2025, would have increased or decreased the total cash value that could be realized if the Company were to sell its bitcoin for cash by approximately $98.0 million.

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

On October 30, 2024, the Company completed its acquisition of GRIID. The Company is currently integrating GRIID into our overall internal control over financial reporting process and, consistent with interpretive guidance issued by the Staff of the SEC, is excluding the business from our evaluation of disclosure controls and procedures as of March 31, 2025. In accordance with such guidance, an assessment of recent business combinations may be omitted from management’s assessment of internal control over financial reporting for one year following the acquisition. This acquisition constituted approximately 6% of the Company’s total consolidated assets and approximately 10% of the Company’s consolidated revenues are generated from the locations acquired from GRIID as of and for the six months ended March 31, 2025, respectively.

Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2025, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting described below.

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

Changes to internal controls over financial reporting require operation for a sufficient period of time in order for management to evaluate and test the operating effectiveness. Management has implemented measures designed to ensure that control deficiencies contributing to two of the material weaknesses were remediated, such that these controls are designed, implemented, and operating effectively as of March 31, 2025. The remediation actions completed by management to conclude the following two material weaknesses include the following:

Material weakness in the design of controls related to the Company’s use of its third-party payroll service provider and payroll processing.

The remediation actions completed include the following:

•
Enhanced and formalized the access provisioning process for role assignments to require that access requests are adequately documented and approved by authorized personnel prior to granting access. Enhanced the review procedures of third-party service provider audit logs to detect any unauthorized changes;
•
Restricted administrator access to individuals who do not have responsibility to process, approve or submit payroll. Enhanced and formalized the access provisioning process for role assignments to require that access requests are adequately documented and approved by authorized personnel prior to granting access.
•
Redesigned and implemented controls to address segregation of duties issues when processing, approving and submitting payroll. Implemented monthly user access review procedures to ensure the proper roles and permissions were granted to ensure those with ability to create or modify user assignments are not able to approve and process payroll;
•
Implemented a control to ensure that any changes made to the final payroll once approved for processing were appropriate and supported with proper documentation, and;
•
Implemented procedures for timely review of the third-party payroll provider SOC report.

Material weakness related to the design of internal controls to safeguard cash assets

The remediation actions include the following:

•
Designed and implemented a control to require two approval signatures for cashier check requests, including notifying the bank to require two authorized signatories prior to processing, and;
•
Enhanced the design of controls related to the issuance of cashier checks to ensure that each cashier check includes proper supporting documentation and is in compliance with the Company's internal authorization policy.

Management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the following material weaknesses are remediated, such that these controls are designed, implemented, and operating effectively. The remediation actions include the following:

Material weakness over design of information systems general controls over our general ledger

The remediation actions taken include the following:

•
Removed users’ access within the general ledger system that allowed a user to create users and also perform accounting transactions. Updated roles in the general ledger system to ensure no actively assigned roles have ability to create users and perform accounting functions;
•
Implemented monthly reviews of user access logs by individuals who do not perform accounting transactions in the general ledger;

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

The Company is currently in the process of testing the design, implementation and operating effectiveness of internal controls related to the various assertions in certain financial statement line items that were affected by the material weakness related to information systems general controls to determine whether internal controls are effective for cash and cash equivalents, bitcoin, receivable from bitcoin collateral, note receivable from GRIID, property and equipment, deposits on miners, accounts payable, accrued liabilities, loans payable, deferred income taxes, stockholders' equity, bitcoin mining revenue, cost and expenses, share-based payments, and income tax expense.

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

While these remedial actions are designed and implemented to correct the unremediated material weaknesses, changes to internal controls over financial reporting require operation for a sufficient period of time in order for management to evaluate and test the operating effectiveness. Management will continue to monitor and evaluate the effectiveness of these changes for a sufficient period of time prior to concluding that these controls are designed and operating effectively, and the material weakness regarding the design of property plant and equipment and deposits on miners can be considered remediated.

Changes in Internal Control over Financial Reporting

The Company is integrating GRIID into our overall internal control over financial reporting process. At this time, we anticipate that the scope of our assessment of our internal control over financial reporting for our fiscal year ending September 30, 2025 will include GRIID’s internal control over financial reporting. Except for the remedial measures described above, and the GRIID Acquisition, there have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In accordance with Accounting Standards Update No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), we expect that the 2030 Notes will be reflected as a liability on our balance sheet, with the initial carrying amount equal to the principal amount of the 2030 Notes, net of issuance costs. The issuance costs is amortized into interest expense over the term of the 2030 Notes. As a result of this amortization, the interest expense recognized for the 2030 Notes for accounting purposes will be greater than the cash interest payments paid on the 2030 Notes, which will result in lower reported income.

In addition, we expect that the shares underlying the 2030 Notes is reflected in our diluted earnings per share using the “if converted” method, in accordance with ASU 2020-06. Under that method, diluted earnings per share would generally be calculated assuming that all the 2030 Notes were converted solely into shares of common stock at the beginning of the reporting period, unless the result would be anti-dilutive. The application of the if-converted method may reduce our reported diluted earnings per share, and accounting standards may change in the future in a manner that may adversely affect our diluted earnings per share.

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

The political and economic environment in the U.S. and elsewhere has resulted in, and may continue to result in, uncertainty. Changing regulatory policies because of the evolving political environment or otherwise could pose challenges to our business model and materially and adversely affect our business, financial condition and results of operations. For example, in March 2025, the U.S. federal government established a strategic bitcoin reserve, which could significantly affect bitcoin prices through large-scale purchasing programs, potentially creating increased price volatility or artificial price suppression that could make our mining operations less profitable or unprofitable.

Furthermore, the government might exercise greater influence over the bitcoin network, which could affect mining difficulty rates, transaction processing, or other technical aspects of the network in ways that could adversely impact our operations. These changes could affect market sentiment and institutional adoption of bitcoin in unpredictable ways that could impact bitcoin’s value.

Our ability to conduct business can also be significantly impacted by changes in tariffs, customs policies, changes in or repeals of trade agreements and the imposition of other trade restrictions or retaliatory actions imposed by various governments. For example, during the first quarter of 2025, the United States introduced trade policy actions that have increased import tariffs across a wide range of countries at various rates, including from certain jurisdictions from which we import mining equipment, or from which components of our mining equipment are manufactured. Such tariffs, if continued, will affect shipments from such jurisdictions.

The timeline, structure, and scope of any potential regulatory policies are uncertain, making it difficult for us to plan for or mitigate these risks effectively. In addition, we cannot predict what further action may be taken with respect to tariffs or trade relations between the U.S. and other governments. Any such changes could fundamentally alter the competitive and regulatory landscape in which we operate, and political tensions as a result of trade policies could reduce trade volume, investment, technological exchange, and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets, all of which could potentially having a material adverse effect on our business, financial condition, and results of operation.. The price of bitcoin has historically been volatile and is impacted by a variety of factors, including political, economic, regulatory or other conditions.

We are exposed to risks relating to our bitcoin treasury function.

In April 2025, we launched the treasury function and we plan to continue to integrate them into our regular treasury management activities. Our expansion into such treasury management activities for our bitcoin holdings subjects us to unforeseen risks, challenges and uncertainties, and there is no guarantee that we will generate revenue from such activities or realize any of the other anticipated benefits of such activities. The transactions in which the bitcoin treasury function may engage in could involve significant risks. Trading in bitcoin and bitcoin related financial products is a speculative activity. The price of bitcoin has been subject to significant historical volatility and may be subject to influence from malicious actors, real or perceived scarcity, political, economic, and regulatory conditions, and speculation, making its price more volatile.

We established relationships to engage in derivative transactions that permit our bitcoin treasury function to trade in bitcoin and bitcoin related financial products; however, there can be no assurance that we will be able to maintain such relationships or establish such relationships. An inability to establish or maintain such relationships could limit our treasury activities, create losses, preclude us from engaging in certain transactions, financing, derivative intermediation and counterparty services and prevent us from trading at optimal rates and terms. Moreover, a disruption in the financing, derivative intermediation and counterparty services provided by any such relationships before we establish additional relationships could have a significant impact on our business due to our reliance on such counterparties.

Some of the markets in which we may effect transactions in bitcoin will not be “exchanged-based”, including “over-the-counter” or “interdealer” markets (i.e., principal to principal contracts between us and third parties entered into privately, rather than on an exchange). As a result, we are not afforded the regulatory and financial protections of an exchange or its clearinghouse (or of the government regulator that oversees such exchange and clearinghouse), and in privately negotiated transactions, the risk of the negotiated price deviating materially from fair value is substantial. This exposes us to the risk that a counterparty will not settle a transaction in accordance with its terms and conditions because of a dispute over the terms of the contract (whether or not bona fide) or because of a credit or liquidity problem, thus causing us to suffer a loss. Such “counterparty risk” is accentuated for contracts with longer maturities where events may intervene to prevent settlement, or where we have concentrated our transactions with a single or small group of counterparties. Furthermore, there is a risk that any of our counterparties could become insolvent and/or the subject of insolvency proceedings. If one or more of our counterparties were to become insolvent or the subject of insolvency proceedings, there exists the risk that the recovery of bitcoin from our counterparties, including but not limited to, broker-dealers, will be delayed or be of a value less than the value of the bitcoin originally entrusted to such counterparty.

We may use counterparties located in jurisdictions outside the United States. Such counterparties are subject to the laws and regulations in non-US jurisdictions that are designed to protect their customers in the event of their insolvency. However, the practical effect of these laws and their application to our assets are subject to substantial limitations and uncertainties. Because of the large number of entities and jurisdictions involved and the range of possible factual scenarios involving the insolvency of a counterparty, it is impossible to generalize about the effect of their insolvency on us and our assets.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None. Furthermore, for the six months ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 arrangement” as defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

3.1	Conformed Copy of First Amended and Restated Articles of Incorporation of CleanSpark, Inc., as amended through October 28, 2024	10-Q	001-39187	3.1	02/06/2025
3.2	First Amended and Restated Bylaws of CleanSpark, Inc., dated September 17, 2021	8-K	001-39187	3.2	09/17/2021
3.3	First Amendment to First Amended and Restated Bylaws of CleanSpark, Inc., dated August 28, 2024	8-K	001-39187	3.2	08/30/2024
4.1	Amended and Restated Warrant Agreement, dated November 8, 2024, by and between CleanSpark, Inc. and Securities Transfer Corporation	8-A/A	001-39187	4.1	11/08/2024
4.2	Form of Warrant Certificate (included in Exhibit 4.1)	8-A/A	001-39187	4.2	11/08/2024
4.3	Indenture, dated as of December 17, 2024, by and between CleanSpark, Inc. and U.S. Bank Trust Company, National Association, as trustee, relating to the 0.00% Convertible Senior Notes due 2030	8-K	001-39187	4.1	12/17/2024
4.4	Form of Note Representing the 0.00% Convertible Senior Notes due 2030 (included as Exhibit A to Exhibit 4.3)	8-K	001-39187	4.2	12/17/2024
10.1	Form of Capped Call Confirmations.	8-K	001-39187	10.1	12/17/2024

10.2	Master Loan Agreement, dated April 14, 2025, by and among Coinbase Credit, Inc., Coinbase, Inc. and CleanSpark, Inc.	8-K	001-39187	10.1	4/16/2025
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350					**

101 INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101 SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases Documents
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith.
**	Furnished herewith.
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

CleanSpark, Inc.

Date: May 8, 2025	By: /s/ Zachary K. Bradford Zachary K. Bradford Title: Chief Executive Officer (Principal Executive Officer and Director)

Date: May 8, 2025	By: /s/ Gary A. Vecchiarelli Gary A. Vecchiarelli Title: Chief Financial Officer (Principal Financial Officer)

Date: May 8, 2025	By: /s/ Brian Carson Brian Carson Title: Chief Accounting Officer (Principal Accounting Officer)