Form 10-Q
period 2025-06-30
CLEANSPARK, INC.
filed 2025-08-07
CIK 827876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2025

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

Yes ☐ No ☒

As of August 5, 2025, there were 281,083,382 shares of the registrant's common stock, $0.001 par value per share, outstanding.

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
•
the impacts of evolving global and U.S. trade policies and tariff regimes, including that there is uncertainty as to whether the Company will face materially increased tariff liability in respect of miners purchased since 2024 and in the future;
•
the availability of financing opportunities and risks associated with economic conditions;
•
economic dependence on regulated terms of service and power rates;
•
dependency on continued growth in blockchain and bitcoin usage;
•
security and cybersecurity threats and hacks;
•
dependency on third parties to maintain the security of our cold and hot wallets that hold our bitcoin;
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our condensed consolidated financial statements included in this Quarterly Report Form 10-Q are as follows:

This Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2024, filed with the SEC on December 3, 2024.

The accompanying condensed consolidated financial statements and footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC's instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2025 are not necessarily indicative of the results that can be expected for the full fiscal year.

CLEANSPARK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share amounts)

	June 30, 2025	September 30, 2024
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$34,553	$121,222
Restricted cash	3,462	3,056
Prepaid expense and other current assets	11,319	7,995
Bitcoin - current	877,067	431,661
Receivable from bitcoin collateral	271,491	77,827
Note receivable from GRIID (see Note 5)	—	60,919
Derivative investments	7,843	1,832
Investment in debt security, AFS, at fair value	4,405	918
Total current assets	$1,210,140	$705,430

Bitcoin - noncurrent	$202,687	$—
Property and equipment, net	1,329,307	869,693
Operating lease right of use assets	4,702	3,263
Intangible assets, net	6,955	3,040
Deposits on miners and mining equipment	196,151	359,862
Other long-term assets	23,065	13,331
Goodwill	128,810	8,043
Total assets	$3,101,817	$1,962,662

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$23,470	$82,992
Accrued liabilities	64,492	43,874
Other current liabilities	6,830	2,240
Current portion of loans payable	176,424	58,781
Dividends payable	5,603	—
Total current liabilities	$276,819	$187,887
Long-term liabilities
Loans payable, net of current portion, debt discount and debt issuance costs	643,913	7,176
Deferred income taxes	30,774	5,761
Other long-term liabilities	3,423	997
Total liabilities	$954,929	$201,821

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLEANSPARK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(in thousands, except par value and share amounts)

	June 30, 2025	September 30, 2024
	(Unaudited)
Stockholders' equity
Preferred stock; $0.001 par value; 10,000,000 shares authorized; Series A shares; 2,000,000 authorized; 1,750,000 issued and outstanding (liquidation preference $0.02 per share) Series X shares; 0 and 1,000,000 authorized, issued and outstanding, respectively	2	3
Common stock; $0.001 par value; 600,000,000 and 300,000,000 shares authorized; 292,823,486 and 270,897,784 shares issued; 281,063,551 and 270,897,784 shares outstanding, respectively	293	271
Additional paid-in capital	2,412,993	2,239,367
Accumulated other comprehensive income	3,173	418
Accumulated deficit	(124,573)	(479,218)
Treasury stock at cost; 11,759,935 and 0 shares held, respectively	(145,000)	—
Total stockholders' equity	2,146,888	1,760,841

Total liabilities and stockholders' equity	$3,101,817	$1,962,662

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLEANSPARK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited, in thousands, except per share and share amounts)

	For the three months ended		For the nine months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Revenues, net
Bitcoin mining revenue, net	$198,644	$104,108	$542,662	$289,693

Costs and expenses
Cost of revenues (exclusive of depreciation and amortization shown below)	90,128	45,180	245,842	108,374
Professional fees	3,004	4,368	9,872	8,149
Payroll expenses	16,398	17,150	52,522	49,291
General and administrative expenses	16,566	8,235	38,356	20,058
Loss (gain) on disposal of assets	156	(47)	(2,865)	2,281
(Gain) loss on fair value of bitcoin, net (see Note 2 and Note 4)	(268,651)	48,338	(359,190)	(107,406)
Impairment expense - fixed assets	—	189,235	—	189,235
Impairment expense - other	—	—	—	396
Depreciation and amortization	94,880	40,727	240,010	102,761
Total costs and expenses	$(47,519)	$353,186	$224,547	$373,139

Income (loss) from operations	246,163	(249,078)	318,115	(83,446)

Other income (expense)
Gain on bitcoin collateral	31,354	—	73,847	—
(Loss) gain on derivative securities	(430)	1,188	(1,549)	(1,005)
Interest income	355	2,638	3,845	5,909
Interest expense	(3,454)	(485)	(6,280)	(1,557)
Other income	1,509	—	1,692	—
Total other income	$29,334	$3,341	$71,555	$3,347

Income (loss) before income tax expense (benefit)	275,497	(245,737)	389,670	(80,099)
Income tax expense (benefit)	18,107	(9,495)	24,281	3,499
Net income (loss)	$257,390	$(236,242)	$365,389	$(83,598)

Preferred stock dividends	5,603	—	10,744	3,421

Net income (loss) attributable to common shareholders	$251,787	$(236,242)	$354,645	$(87,019)

Other comprehensive (loss) income, net of tax	(223)	28	2,755	86

Total comprehensive income (loss) attributable to common shareholders	$251,564	$(236,214)	$357,400	$(86,933)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLEANSPARK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Continued)

(Unaudited, in thousands, except per share and share amounts)

	For the three months ended		For the nine months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Income (loss) from continuing operations per common share - basic	$0.90	$(1.03)	$1.26	$(0.42)

Weighted average common shares outstanding - basic	280,997,649	228,642,939	282,147,349	205,482,062

Income (loss) from continuing operations per common share - diluted	$0.78	$(1.03)	$1.13	$(0.42)

Weighted average common shares outstanding - diluted	325,594,451	228,642,939	314,152,325	205,482,062

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLEANSPARK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands, except share amounts)

Three months ended June 30, 2025

	Preferred Stock		Common Stock		Treasury	Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Stock	Capital	Income	Deficit	Equity
Balance, March 31, 2025	1,750,000	$2	292,661,653	$293	$(145,000)	$2,408,160	$3,396	$(376,360)	$1,890,491
Options and restricted stock units issued for services	—	—	93,908	—	—	4,488	—	—	4,488
Preferred stock dividends	—	—	—	—	—	—	—	(5,603)	(5,603)
Exercise of options and warrants	—	—	67,925	—	—	345	—	—	345
Net income	—	—	—	—	—	—	—	257,390	257,390
Other comprehensive loss (net of tax)	—	—	—	—	—	—	(223)	—	(223)
Balance, June 30, 2025	1,750,000	$2	292,823,486	$293	$(145,000)	$2,412,993	$3,173	$(124,573)	$2,146,888

Nine months ended June 30, 2025

	Preferred Stock		Common Stock		Treasury	Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Stock	Capital	Income	Deficit	Equity
Balance, September 30, 2024	2,750,000	$3	270,897,784	$271	$—	$2,239,367	$418	$(479,218)	$1,760,841
Options and restricted stock units issued for services	—	—	181,685	—	—	10,609	—	—	10,609
Shares issued for business acquisition	—	—	5,031,221	5	—	60,672	—	—	60,677
Warrants issued	—	—	—	—	—	3,798	—	—	3,798
Warrants reclassified as equity awards	—	—	—	—	—	1,607	—	—	1,607
Purchase of capped call	—	—	—	—	—	(90,350)	—	—	(90,350)
Exercise of options and warrants	—	—	93,435	—	—	499	—	—	499
Shares issued under equity offering, net of offering costs	—	—	16,619,361	17	—	186,791	—	—	186,808
Preferred stock dividends	—	—	—	—	—	—	—	(10,744)	(10,744)
Preferred stock series X redemption	(1,000,000)	(1)	—	—	—	—	—	—	(1)
Purchase of treasury stock	—	—	—	—	(145,000)	—	—	—	(145,000)
Net income	—	—	—	—	—	—	—	365,389	365,389
Other comprehensive income, net of tax	—	—	—	—	—	—	2,755	—	2,755
Balance, June 30, 2025	1,750,000	$2	292,823,486	$293	$(145,000)	$2,412,993	$3,173	$(124,573)	$2,146,888

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLEANSPARK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
(Unaudited, in thousands, except share amounts)

Three months ended June 30, 2024

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance, March 31, 2024	1,750,000	$2	225,469,791	$225	$1,641,643	$284	$(180,796)	$1,461,358
Options and restricted stock units issued for services	—	—	73,391	—	2,946	—	—	2,946
Shares withheld for net settlement of restricted stock units related to tax withholdings	—	—	(6,880)	—	(107)	—	—	(107)
Shares issued under equity offering, net of offering costs	—	—	9,969,054	11	172,526	—	—	172,537
Exercise of options and warrants			19,721	—	120	—	—	120
Net loss	—	—	—	—	—	—	(236,242)	(236,242)
Other comprehensive income, net of tax	—	—	—	—	—	28	—	28
Balance, June 30, 2024	1,750,000	$2	235,525,077	$236	$1,817,128	$312	$(417,038)	$1,400,640

Nine months ended June 30, 2024

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance, September 30, 2023	1,750,000	$2	160,184,921	$160	$1,009,482	$226	$(334,202)	$675,668
Cumulative effect of change in accounting principle (See Note 2)	—	—	—	—	—	—	4,183	4,183
Options and restricted stock units issued for services	—	—	3,873,704	4	22,692	—	—	22,696
Shares withheld for net settlement of restricted stock units related to tax withholdings	—	—	(1,191,370)	(1)	(17,245)	—	—	(17,246)
Exercise of options and warrants	—	—	134,110	—	661	—	—	661
Shares issued under equity offering, net of offering costs	—	—	72,523,712	73	801,538	—	—	801,611
Preferred stock dividends	—	—	—	—	—	—	(3,421)	(3,421)
Net loss	—	—	—	—	—	—	(83,598)	(83,598)
Other comprehensive income, net of tax	—	—	—	—	—	86	—	86
Balance, June 30, 2024	1,750,000	$2	235,525,077	$236	$1,817,128	$312	$(417,038)	$1,400,640

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLEANSPARK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited, in thousands)

	Nine Months Ended
	June 30, 2025	June 30, 2024
Cash Flows from Operating Activities
Net income (loss)	$365,389	$(83,598)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Bitcoin mining revenue, net	(542,662)	(289,693)
Gain on fair value of bitcoin (see Note 2 and Note 4)	(359,190)	(107,406)
Bitcoin issued for services	1,386	1,146
Impairment of fixed assets	—	189,235
Impairment - other	—	396
Loss on derivative securities	1,549	1,005
Gain on bitcoin collateral	(73,847)	—
Stock based compensation	10,609	22,696
Depreciation and amortization	240,010	102,761
Deferred income taxes, net	24,281	3,499
(Gain) loss on disposal of assets	(2,865)	2,281
Other	2,550	304
Changes in operating assets and liabilities
Decrease in operating lease liabilities	(656)	(166)
Decrease in accounts payable and accrued liabilities	1,572	15,102
Increase in prepaid expenses and other current assets	(3,886)	(4,508)
Increase in other long-term assets	(5,863)	(3,593)
Net cash used in operating activities - Continuing Operations	$(341,623)	$(150,539)
Net cash used in operating activities of Discontinued Operations	—	(438)
Net cash used in operating activities	$(341,623)	$(150,977)

Cash Flows from Investing Activities
Payments on miners and mining equipment (including deposits)	$(382,285)	$(428,700)
Purchase of fixed assets	(133,986)	(53,289)
Purchase of bitcoin	(82,152)	—
Proceeds from sale of bitcoin	127,625	42,803
Proceeds from sale of miners	42,832	798
Proceeds from sale of derivative contracts	409	—
Acquisition of GRIID Infrastructure	1,411	—
Asset acquisition - LaFayette, GA Location	(1,413)	—
Asset acquisition - Twin City, GA Location	(5,490)	—
Asset acquisition - Tennessee Locations	(8,105)	—
Asset acquisition - LN Energy	—	(25,932)
Asset acquisition - Mississippi Locations	—	(19,771)
Asset acquisition - Dalton, GA Location	—	(3,569)
Asset acquisition - land in Sandersville, GA	—	(1,038)
Note receivable from GRIID	—	(15,000)
Net cash used in investing activities - Continuing Operations	$(441,154)	$(503,698)
Net cash used in investing activities	$(441,154)	$(503,698)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLEANSPARK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (Continued)
(Unaudited, in thousands)

	Nine Months Ended
	June 30, 2025	June 30, 2024
Cash Flows from Financing Activities
Purchase of treasury stock	$(145,000)	$—
Payments for capped call	(90,350)	—
Payments on loans	(58,513)	(5,296)
Payments of loan issuance costs	(2,007)	—
Payments on preferred dividends	(5,141)	(3,421)
Payments on finance leases	(34)	(117)
Proceeds from loans payable, net of issuance fees	812,195	—
Payments of taxes on shares withheld for net settlement of restricted stock units	(1,943)	(17,246)
Proceeds from exercise of options and warrants	499	661
Proceeds from equity offerings, net	186,808	780,043
Net cash provided by financing activities - Continuing Operations	$696,514	$754,624
Net cash provided by financing activities	$696,514	$754,624

Net (decrease) increase in cash, cash equivalents and restricted cash	$(86,263)	$99,949

Cash, cash equivalents and restricted cash, beginning of period	$124,278	$29,215

Cash and cash equivalents, and restricted cash, end of period	$38,015	$129,164

Supplemental disclosure of cash flow information
Cash paid for interest	$4,575	$1,473
Non-cash investing and financing transactions
Receivable for equity proceeds	$—	$31,158
Fixed asset and miner purchases accrued not paid	$2,816	$3,180
Fixed assets purchased through finance transactions	$1,000	$287
Miners and derivatives purchased with bitcoin	$80,878	$—
Software purchased with bitcoin	$6,000	$541
Preferred shares dividends accrued	$5,603	$—
Unrealized gain on investment in available-for-sale debt security	$2,755	$86
Bitcoin transferred to collateral account	$291,278	$—
Bitcoin transferred from collateral account	$171,462	$—
Shares issued in connection with GRIID Acquisition	$60,677	$—

Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$34,553	$126,141
Restricted cash	3,462	3,023
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$38,015	$129,164

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLEANSPARK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, $ in thousands, except share, per share and per bitcoin amounts)

1. ORGANIZATION

CleanSpark, Inc. (the “Company”) is a bitcoin mining company. The Company independently owns, leases, and operates fourteen data centers in Georgia, five data centers in Mississippi, twelve data centers in Tennessee, and two data centers in Wyoming as of June 30, 2025.

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

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company, and the Company’s wholly owned subsidiaries. All intercompany transactions have been eliminated upon consolidation of these entities. The Company has a sole reportable segment which is the bitcoin mining segment.

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

In May 2025, the FASB issued Accounting Standards Update (“ASU”) 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity, which amends existing guidance to allow entities to apply the same principles used in other business combinations when determining the accounting acquirer in a transaction involving a variable interest entity (VIE) that is a business and where consideration is primarily in the form of equity interests. This update addresses comparability concerns and provides for more consistent application of acquisition accounting principles. The amendments are effective for annual periods beginning after December 15, 2026, and interim periods within those years, with early adoption permitted. The Company is currently assessing the potential impact of the standard but does not anticipate that it will have a material impact on its consolidated financial statements.

In May 2025, the FASB also issued ASU 2025-04, Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer, to address diversity in practice and improve the operability of accounting for share-based consideration granted to customers. The amendments clarify how to distinguish between service and performance conditions for vesting, require entities to estimate forfeitures for all share-based consideration payable to customers, and specify that variable consideration guidance in ASC 606 does not apply when measuring such awards. The guidance is effective for fiscal years beginning after December 15, 2026, with early adoption permitted. The Company is currently evaluating the impact of this standard on its financial statements and does not expect it to have a material impact on its financial position, results of operations or cash flows.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), as later updated by ASU 2025-01 in January 2025, which requires public business entities to provide additional disclosures in the notes to financial statements, disaggregating specific expense categories within relevant income statement captions. The prescribed categories include purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depreciation, depletion, and amortization related to oil-and-gas producing activities. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on its financial statement disclosures.

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

Capped Call

Capped call transactions cover the aggregate number of shares of the Company’s common stock that will initially underlie the convertible senior notes. The Company accounts for capped calls as either equity instruments or liabilities in accordance with ASC 480 and/or derivative liabilities in accordance ASC 815, depending on the specific terms of the agreement. As of June 30, 2025, the company has only entered into equity-classified capped calls which are not remeasured each reporting period and are recorded as a reduction to additional paid-in-capital within shareholders’ equity when purchased.

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

Provided below is the income per share calculation for the three and nine months ended June 30, 2025 and 2024:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
($ in thousands, except share and per share amounts)	2025	2024	2025	2024
Continuing Operations
Numerator
Net income (loss) attributable to common shareholders - Basic	$251,787	$(236,242)	$354,645	$(87,019)
Non-cash interest expense on convertible notes	693	—	1,506	—
Net income (loss) attributable to common shareholders - Dilutive	252,480	(236,242)	356,151	(87,019)

Denominator
Weighted-average common shares outstanding - Basic	280,997,649	228,642,939	282,147,349	205,482,062
Dilutive impact of stock options and other share-based awards	666,010	—	625,839	—
Dilutive impact of convertible notes	43,930,792	—	31,379,137	—
Weighted-average common shares outstanding - Dilutive	325,594,451	228,642,939	314,152,325	205,482,062
Income (loss) per common share attributable to common shareholders
Basic	$0.90	$(1.03)	$1.26	$(0.42)
Diluted	$0.78	$(1.03)	$1.13	$(0.42)

The securities excluded from the computation of diluted earnings per share because to do so would have been anti-dilutive are as follows:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2025	2024	2025	2024
Series A preferred stock conversion	5,250,000	5,250,000	5,250,000	5,250,000
Anti-dilutive stock options	1,806,985	2,280,893	1,586,999	2,280,893
Anti-dilutive restricted stock awards	142,694	1,862,496	142,694	1,862,496
Anti-dilutive warrants	1,586,999	17,560	1,586,999	17,560
Total anti-dilutive securities	8,786,678	9,410,949	8,566,692	9,410,949

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

Level 1	Quoted prices for identical assets or liabilities in active markets. These are typically obtained from real-time quotes in active exchange markets involving identical assets or liabilities.
Level 2

Quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. These are typically obtained from readily available pricing sources for comparable assets or liabilities.

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

The carrying value of cash, accounts payable, accrued expenses and short-term portion of loan payable are Level 1 and approximate their fair values because of the short-term nature of the instruments. The carrying amount of the Company's long-term interest bearing portion of loan payable is also stated at fair value since the stated rate of interest approximates market rates available to the Company for a similar duration. Given that the debt was issued, Management believes the Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair values of warrant liabilities were determined based on Black Scholes option-pricing model using Level 2 inputs. The fair value of the Bitcoin derivative - Bitmain contracts were also determined based on Black Scholes option-pricing model but utilized historical volatility of bitcoin as an input which is deemed to be a Level 3 input.

The following table presents the Company’s financial instruments that are measured and recorded at fair value on the Company’s balance sheets on a recurring basis and their level within the fair value hierarchy as of June 30, 2025 and September 30, 2024:

June 30, 2025
($ in thousands)	Amount	Level 1	Level 2	Level 3
Assets:
Cash equivalents(1)	$27,375	$27,375	$—	$—
Receivable from bitcoin collateral(2)	271,491	—	271,491	—
Bitcoin	1,079,754	1,079,754	—	—
Bitcoin derivative - Bitmain contracts	7,717	—	—	7,717
ILAL derivative asset	126	—	—	126
Investment in debt security	4,405	—	—	4,405
Liabilities:
Interest rate swap derivative	86	—	86	—
Warrant liabilities	150	—	150	—

September 30, 2024
($ in thousands)	Amount	Level 1	Level 2	Level 3
Assets:
Cash equivalents(1)	$120,639	$120,639	$—	$—
Receivable from bitcoin collateral(2)	77,827	—	77,827	—
Bitcoin	431,661	431,661	—	—
ILAL derivative asset	1,832	—	—	1,832
Investment in debt security	918	—	—	918
Liabilities:
Interest rate swap derivative	100	—	100	—

(1) Represents money market funds.

(2) See Note 4 - Bitcoin for more information.

There were no transfers between Level 1, 2 or 3 during the nine months ended June 30, 2025.

The activities of the financial instruments that were measured and recorded at fair value on the Company's balance sheets on a recurring basis during the nine months ended June 30, 2025 and year ended September 30, 2024 are described in Note 6 - Investments and Derivatives.

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

On October 30, 2024, the Company completed the GRIID Acquisition for a total preliminary purchase consideration of $128,247, which is comprised of the following:

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

The excess purchase price over the net assets acquired has been recorded as goodwill. The preliminary net assets acquired as of the acquisition date are presented as follows:

($ in thousands)	Adjusted Balance
Tangible assets
Cash and cash equivalents	$1,089
Restricted cash	323
Accounts receivable	172
Prepaid expense and other current assets	193
Property and equipment	18,839
Other long-term assets	9,601
Operating lease right of use assets	1,100
Total tangible assets acquired	31,317
Intangible assets
Goodwill	120,767
Total assets acquired	152,084
Liabilities assumed
Accounts payable	3,479
Accrued liabilities	15,070
Finance lease obligations	2
Operating lease liabilities	2,458
Other liabilities	2,828
Total liabilities assumed	23,837
Net assets acquired	$128,247

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

The preliminary purchase price allocation has been updated for measurement period adjustments primarily related to revised assessments of pre-acquisition amounts, including a deposit receivable adjustment decreasing our goodwill by $4,008, accrued federal and state taxes which decreased goodwill by $4,320, an accounts payable adjustment which increased goodwill by $1,726, and other immaterial adjustments collectively decreasing goodwill by $441. In total, goodwill decreased by $6,442. The purchase price allocation remains subject to further adjustment pending completion of analysis by the Company's tax specialists related to certain acquired tax positions and as new information becomes available relevant to the date of acquisition. These measurement period adjustments did not have a material impact on previously reported financial statements.

The Company recognized merger costs of $502 related to the acquisition of GRIID, consisting primarily of legal fees, during the nine months ended June 30, 2025. The condensed consolidated financial statements include these costs in professional fees account.

Consolidated revenues generated from the locations acquired from GRIID for the three and nine months ended June 30, 2025, since the acquisition date, are $29,425 and $64,517, respectively. It is impracticable to determine the earnings recorded in the condensed consolidated statement of operations for the three and nine months ended June 30, 2025 as we initiated the integration of a substantial portion of GRIID into our ongoing operations during the current period.

Unaudited supplemental pro forma financial information

The financial information in the table below summarizes the combined results of operations of the Company and GRIID, on a pro forma basis, as though the companies had been combined as of the beginning of the periods presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place on October 1, 2023 or of results that may occur in the future.

The following unaudited pro forma information for the three months ended June 30, 2024 and three and nine months ended June 30, 2025 combines the historical results of the Company and GRIID, as converted to U.S. GAAP, for the respective periods: We based the foregoing pro forma results on estimates and assumptions that we believe are reasonable. The pro forma results include adjustments primarily related to purchase accounting.

	Three Months Ended		Nine Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Pro forma revenue	N/A	$108,819	$542,662	$305,779
Pro forma net income (loss) from continuing operations	N/A	(211,533)	355,862	(47,807)

Asset Acquisitions

Georgia Acquisition - LaFayette, GA

On May 13, 2025, CSRE Properties, LLC, a Georgia limited liability company and wholly-owned subsidiary of the Company, entered into an asset purchase agreement with MGT Capital Investments, Inc., to acquire real estate and certain mining related infrastructures in LaFayette, Georgia.

The Company completed the acquisition for a combined purchase price of $1,413, which included $1,350 in total cash considerations and $63 in transaction costs. The transaction was accounted for as an asset acquisition, whereby the total purchase price was allocated first to the fair value of the assets acquired and any excess purchase price was allocated to the acquired assets pro-rata. No goodwill is calculated in an asset acquisition.

The allocation of the purchase price of the assets acquired are summarized below:

($ in thousands)	Allocation at Final Acquisition Date
Infrastructure	$752
Land	264
Land improvements	211
Building	159
Building improvements	27
Total	$1,413

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

The allocation of the purchase price of the assets acquired are summarized below:

($ in thousands)	Allocation at Final Acquisition Date
Infrastructure	$5,051
Leasehold improvements	849
Finance lease liability	(410)
Total	$5,490

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

4. BITCOIN

The following table presents the Company's bitcoin holdings as of June 30, 2025 and September 30, 2024:

	As of
Bitcoin holdings	June 30, 2025	September 30, 2024
Number of bitcoin held	10,075	6,819
Cost basis - per bitcoin	$94,058	$55,408
Fair value - per bitcoin	$107,173	$63,301
Cost basis of bitcoin (in '000s)	$947,625	$377,839
Fair value of bitcoin (in '000s)	$1,079,754	$431,661

The cost basis represents the valuation of bitcoin at the time the Company earns the bitcoin through mining activities.

The following table presents information based on the activity of bitcoin for the three and nine months ended June 30, 2025 and 2024:

	Three months ended		Nine months ended
($ in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Beginning Balance - before cumulative effect change	$979,635	$357,981	$431,661	$56,241
Cumulative effect of the adoption of ASC 350-60	—	—	—	4,183
Adjusted beginning balance after cumulative effect change	$979,635	$357,981	$431,661	$60,424
Addition of bitcoin from mining activities(1)	198,644	104,108	542,662	289,693
Bitcoin purchased	82,152	—	82,152	—
Bitcoin sold	(127,829)	—	(127,829)	—
Bitcoin issued for services and other non-cash consideration	(81,360)	(718)	(88,263)	(44,490)
Bitcoin transferred to collateral account	(282,418)	—	(291,278)	—
Bitcoin received from collateral account	42,279	—	171,459	—
(Gain) loss on fair value of bitcoin	268,651	(48,338)	359,190	107,406
Ending Balance(2)	$1,079,754	$413,033	$1,079,754	$413,033

(1) Net of mining pool fees.

(2) Includes Bitcoin - current of $877,067 and Bitcoin - noncurrent of $202,687 as presented within condensed consolidated balance sheets as of June 30, 2025.

The Company's bitcoin holdings shown in this note, excluding the bitcoin posted as collateral to the Coinbase Line of Credit as described in Note 9 - Loans, are not subject to rehypothecation and do not serve as collateral for any existing loans or agreements. As of June 30, 2025, the Company held no other crypto assets; approximately 99% of its bitcoin is held in cold storage and 1% is held in hot wallets.

The Company recognized cumulative realized gains from dispositions of bitcoin of $218,148 and $443 during the three months ended June 30, 2025 and 2024, respectively. For the nine months ended June 30, 2025 and 2024, cumulative realized gains totaled $227,061 and $12,862, respectively. There were no cumulative realized losses from dispositions of bitcoin during the three and nine months ended June 30, 2025 and 2024.

As of June 30, 2025, the Company has a receivable from bitcoin collateral of $271,491. For the three months ended June 30, 2025 a realized gain of $31,354 was recognized on the collateral, and for the nine months ended June 30, 2025 a realized gain of $73,847. There were no gains or losses on receivable from bitcoin collateral in the nine months ended June 30, 2024. Additionally, for the nine months ended June 30, 2025 and 2024, no amount of allowances for credit losses were deemed necessary.

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

As of June 30, 2025 and September 30, 2024, the Note receivable from GRIID balance was $0 and $60,919, respectively, and interest receivable balance included in Prepaid expenses and other current assets was $0 and $1,286, respectively, within the condensed consolidated balance sheets.

6. INVESTMENTS AND DERIVATIVES

As of June 30, 2025 and September 30, 2024, the Company had total investment assets of $12,248 and $2,750, respectively.

The following tables set forth the carrying value of all investments and derivative instruments as of June 30, 2025:

	Asset Derivatives as of June 30, 2025		Liability Derivatives as of June 30, 2025
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments not designated as hedging instruments:
Bitcoin derivative - Bitmain contracts	Derivative instruments	$7,717	Other current liabilities	$—
Warrant liabilities	————	—	Other current liabilities	150
Interest rate swap contracts	Derivative instruments	—	Other current liabilities	86
ILAL derivative asset	Derivative instruments	126	————	—
ILAL debt securities	Accumulated other comprehensive income	4,405	————	—
Total derivative instruments		$12,248		$236

The following tables set forth the carrying value of all investments and derivative instruments as of September 30, 2024:

	Asset Derivatives as of September 30, 2024		Liability Derivatives as of September 30, 2024
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative instruments not designated as hedging instruments:
Interest rate swap contracts	Derivative instruments	$—	Other current liabilities	$100
ILAL derivative asset	Derivative instruments	1,832	————	—
ILAL debt securities	Accumulated other comprehensive income	918	————	—
Total derivative instruments		$2,750		$100

Bitcoin Treasury Derivatives

During April 2025, as part of a broader bitcoin treasury management strategy, the Company began entering into bitcoin-linked derivative contracts to economically hedge the volatility of bitcoin prices and to generate liquidity in support of core operating activities. These contracts serve as a strategic alternative to selling bitcoin directly and are intended to monetize the Company’s bitcoin holdings while managing exposure to adverse price movements. The types of derivatives utilized for this purpose may include bitcoin futures, options, and other structured instruments. These contracts are typically short-term in nature and may be cash-settled or settled in-kind.

Derivative contracts are measured at fair value, with changes in fair value and settlements recognized in earnings in the period in which they occur. The instruments are not designated as hedging instruments for accounting purposes under ASC 815, Derivatives and Hedging. The Company evaluates all financing and service agreements for potential embedded derivative features that may require bifurcation.

All derivative instruments are recorded in the Condensed Consolidated Balance Sheets at fair value and are classified as current or noncurrent based on the expected timing of settlement. Gains and losses related to a derivative executed as part of the Company’s bitcoin treasury management strategy, both realized and unrealized, are reported on the Condensed Consolidated Statements of Operations within other income. The Company has not designated any derivatives for hedge accounting treatment under ASC 815.

Covered call contracts that were settled through physical delivery of bitcoin resulted in total cash proceeds of $5,175 during the nine months ended June 30, 2025. These proceeds are included within the "Proceeds from sale of bitcoin" line item in the Condensed Consolidated Statements of Cash Flows. Total gains recognized from covered call activity were $205 during the same period and are included in (Loss) gain on derivative securities in the Condensed Consolidated Statements of Operations.

During the quarter, the Company entered into a miner procurement arrangement with Bitmain that included a contractual option to repurchase an equivalent amount of bitcoin at a fixed U.S. dollar price. These repurchase rights are accounted for as derivatives and presented above as Bitcoin derivative - Bitmain contracts and are recorded at fair value in the Condensed Consolidated Balance Sheets. The loss on fair value of $605 for the nine months ended June 30, 2025 is included in (Loss) gain on derivative securities in the Condensed Consolidated Statements of Operations and had a fair value of $7,717 as of June 30, 2025. Additional details on these agreements are provided in Note 7 - Property and Equipment.

Other Derivatives

Interest Rate Swap Derivative

The Company is party to two interest rate swap agreements, neither of which is designated as a hedge for accounting purposes. These derivatives are recorded at fair value on the balance sheet with changes in fair value recognized in current earnings within “(Loss) gain on derivative securities.”

In relation to the Company’s Western Alliance Bank Credit Agreement entered into in August 2024, the Company holds an interest rate swap agreement (see Note 9 - Loans). As of June 30, 2025, this interest rate swap derivative was recorded as a fair value liability of $61, reflecting a loss of $38 and a gain of $39 during the three and nine months ended June 30, 2025, respectively. As of September 30, 2024, the derivative was recorded as a fair value liability of $100.

In April 2025, the Company entered into a second interest rate swap agreement in connection with the refinancing of its corporate headquarters mortgage (see Note 9 - Loans). As of June 30, 2025, the swap derivative was recorded as a fair value liability of $25, reflecting a loss of $25 during the three months ended June 30, 2025.

As of June 30, 2025, the interest rate swap derivatives were recorded as a combined fair value liability of $86. Changes in the fair value of the swaps resulted in a net loss of $63 and a net gain of $14 for the three and nine months ended June 30, 2025, respectively.

International Land Alliance, Inc.

On November 6, 2019, the Company entered into a Securities Purchase Agreement (“SPA”) with International Land Alliance, Inc. (“ILAL”), a Wyoming corporation, to support the power and energy needs of ILAL's development and construction of certain projects.

ILAL Series B Preferred Stock (Investment in Debt Securities) and Embedded ILAL Derivative Asset

Pursuant to the terms of the SPA with ILAL, the Company purchased 1,000 shares of Series B Preferred Stock of ILAL (the “Series B Preferred Stock”) for an aggregate purchase price of $500 less certain expenses and fees. The Series B Preferred Stock accrues cumulative dividends in-kind at a rate of 12% per annum and was redeemable on August 6, 2020. The Series B Preferred Stock can be converted into common stock at a variable rate (refer to the discussion on embedded derivative assets below). This variable conversion ratio will increase by 10% with the occurrence of certain events. Since the investments were not redeemed on August 6, 2020, they are now redeemable at the Company’s option in cash or into common stock, based on the conversion ratio. The Series B Preferred Stock is recorded as an available for sale (“AFS”) debt security and is reported at its estimated fair value as of June 30, 2025. Any change in the fair values of AFS debt securities are reported net of income tax as an element of Other Comprehensive income.

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

The Company accrued no interest (net of allowance) on its available-for-sale debt securities as of June 30, 2025 and September 30, 2024, respectively. The fair value of the Company’s investment in the Series B Preferred Stock was $4,405 and $918 as of June 30, 2025 and September 30, 2024, respectively. The Company has included gain on fair value of Series B Preferred Stock amounting to $2,755 and $28 for the nine months ended June 30, 2025 and 2024, respectively, as part of other comprehensive income in the condensed consolidated statement of operations and comprehensive income.

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

Total fair value of investment in ILAL Derivative Asset as of June 30, 2025 and September 30, 2024 was $126 and $1,832, respectively, and as included in “Derivative investments” on the condensed consolidated balance sheets. The Company fair values the debt security as a straight debt instrument based on liquidation value, accrued interest to date, and an estimated 40% recovery rate for first-lien debt, which is an unobservable input. This recovery rate reflects a downward revision from prior estimates due to the recoverability risks discussed above. The fair value of the ILAL Derivative Asset is based on the difference in the fair value of the Series B Preferred Stock determined as a straight debt instrument and the fair value of the Series B Preferred Stock if converted as of the reporting date.

7. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

($ in thousands)	June 30, 2025	September 30, 2024
Land	$39,299	$32,190
Land improvements	9,690	5,449
Building and improvements	91,783	76,719
Leasehold improvements	2,941	1,995
Miners	1,320,655	1,035,128
Mining equipment	24,774	23,066
Infrastructure	287,535	155,191
Machinery and equipment	16,420	15,061
Furniture and fixtures	2,335	1,706
Construction in progress	17,180	19,455
Total	$1,812,612	$1,365,960
Less: accumulated depreciation	(483,305)	(496,267)
Property and equipment, net	$1,329,307	$869,693

Total depreciation expense for the nine months ended June 30, 2025 and 2024 was $236,916 and $101,198, respectively.

The Company had additions to property and equipment of $666,068 during the nine months ended June 30, 2025, which included $544,413 in miners acquired, which is the primary cause of the increase of fixed assets. Assets acquired through acquisition transactions (see Note 3 - Acquisitions) resulted in an additional $39,298 in total assets placed in service.

During the nine months ended June 30, 2025, the Company had disposals of miners with a net book value of $39,966 for approximately $42,831, recognizing a gain on sale of fixed assets of $2,865 attributable to miner sales.

Construction in progress: The Company is expanding its mining facilities, including infrastructure, building, and land improvements to grow its mining operations.

Deposits on miners and mining equipment: In April 2025, the Company exercised an option to purchase 13,200 miners for approximately $76,600, net of previously deposited funds. The Company negotiated the payment to be made with bitcoin at a 15% conversion premium to the spot price on the date of transfer. The total number of bitcoin transferred as consideration for the option exercise was approximately 691 and had a total fair value of approximately $66,630, or a spot price of approximately $96,400 per bitcoin. Additionally, as part of the agreement to pay in bitcoin, the Company received an option to purchase 691 bitcoin back at a later date at the conversion premium price, which is approximately $110,900 per bitcoin. The Company utilized proceeds from its Coinbase Line of Credit to purchase the 691 bitcoin at the spot price for this transaction.

In May 2025, the Company exercised an option to purchase 3,000 miners for approximately $15,700 net of previously deposited funds. The Company negotiated the payment to be made with bitcoin at a 10% conversion premium to spot price on the date of transfer. The total number of bitcoin transferred as consideration for the option exercise was approximately 128 and had a total fair value of approximately $14,250, or a spot price of approximately $110,900 per bitcoin. Additionally, as part of the agreement to pay in bitcoin, the Company received an option to purchase 128 bitcoin back at a later date at the conversion premium price, which is approximately $122,000 per bitcoin. The Company utilized proceeds from its Coinbase Line of Credit to purchase the 128 bitcoin at spot for this transaction.

The options to purchase bitcoin under these arrangements are presented in the consolidated balance sheets as $7,717. See also Note 6 - Investments and Derivatives, under the heading of Bitcoin derivative - Bitmain contracts for the balances outstanding as of June 30, 2025.

As of June 30, 2025 and September 30, 2024, the Company had outstanding deposits for miners and mining equipment totaling $196,151 and $359,862, respectively. Such deposits are recorded as long-term assets on the condensed consolidated balance sheets.

8. INTANGIBLE ASSETS

Intangible assets consist of the following as of June 30, 2025 and September 30, 2024:

	June 30, 2025			September 30, 2024
($ in thousands)	Intangible assets	Accumulated amortization	Net intangible assets	Intangible assets	Accumulated amortization	Net intangible assets
Software	$7,981	$(1,842)	$6,139	$981	$(230)	$751
Websites	15	(15)	—	15	(13)	2
Strategic Contract	9,800	(8,984)	816	9,800	(7,513)	2,287
Total	$17,796	$(10,841)	$6,955	$10,796	$(7,756)	$3,040

Amortization expense for the nine months ended June 30, 2025 and 2024 was $3,094 and $1,563, respectively.

The Company expects to record amortization expense of intangible assets over the next 5 years and thereafter as follows:

Fiscal Year
($ in thousands)	June 30, 2025
2025	$1,106
2026	2,790
2027	2,420
2028 and thereafter	639
Total	$6,955

9. LOANS

As of June 30, 2025, the Company had a gross balance outstanding of $835,143, netted against discount on loans payable of $14,806. Total principal payments on loans during the nine months ended June 30, 2025 were $58,513.

The following is a schedule of the Company’s loan balance, net of debt discount and future loan payments, as of June 30, 2025:

			As of
($ in thousands)	Maturity Date	Rate	June 30, 2025	September 30, 2024
Convertible Note	Jun-30	0.00%	$635,295	$—
Coinbase Line of Credit	Not specified	8.50%	174,500	50,000
Western Alliance Bank Credit Agreement	Aug-29	7.32%	6,253	6,839
Trinity Master Equipment Financing Arrangement	Apr-25	13.80%	—	5,171
Mortgage - Corporate Facility	Apr-25	10.00%	—	1,981
Mortgage - Corporate (New)	Apr-30	6.53%	1,962	—
Marquee Funding Partners	Aug-26 to Mar-27	13.00%	883	1,267
Auto & Equipment Loans and Financing	Jun-26 to Dec-29	0.0-11.3%	1,444	699
Total Loans Outstanding			$820,337	$65,957
Less: current portion of long-term loans			(176,424)	(58,781)
Loans payable, net of current portion, debt discount and debt issuance costs			$643,913	$7,176

($ in thousands)	5-Year Loan Maturities Fiscal Year
Outstanding Loan	2025 (Remainder)	2026	2027	2028	2029	2030	Total
Total principal amount of loan payments by fiscal year	$174,964	$1,945	$1,496	$1,393	$3,681	$651,664	$835,143
Unamortized deferred financing costs and discounts							(14,806)
Total loan book value as of June 30, 2025							$820,337

2030 Convertible Note

In December 2024, we issued $650,000 aggregate principal amount of 0% convertible senior notes due 2030 (the “2030 Notes”), including the exercise in full by the initial purchasers of the 2030 Notes of their option to purchase up to an additional $100,000 principal amount of the 2030 Notes. The 2030 Notes were issued in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The 2030 Notes will mature on June 15, 2030. The net proceeds from the sales of the 2030 Notes were approximately $633,688 after deducting $16,312 of offering and issuance costs related to the 2030 Notes and before the capped call transactions, as described below. The Company used $145,000 of the proceeds to repurchase its common stock, see Note 11 - Stockholders' Equity. The fair value of the 2030 Notes was determined to be $635,947 as of June 30, 2025 based on quoted prices in markets that are not active, which is considered a Level 2 valuation input.

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

As of June 30, 2025, none of the conditions permitting the holders of the 2030 Notes to convert their notes early had been met, and to require the Company to repurchase the 2030 Notes for cash. Therefore, the 2030 Notes are classified as long-term.

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

In December 2024, the Company repaid the $50,000 outstanding balance on the line of credit and received 100% of the bitcoin transferred as collateral from the Lender. In April 2025, the Company amended the 2024 Master Loan agreement (the “2025 Amended Master Loan”) to expand the availability of borrowings to $200,000 with all other terms significantly consistent with the prior terms of the $50,000 line of credit. During the three months ended June 30, 2025, the Company began to draw down against this facility, and accumulated an outstanding balance of $174,500 under the facility as of June 30, 2025.

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

The credit agreement contains financial covenants, including a minimum loan-to-value ratio, a minimum debt service coverage ratio, and a minimum average deposit balance. As of June 30, 2025, the Company has $6,328 principal balance outstanding for the Western Alliance Bank Credit Agreement. The Company was in compliance with all covenants, and no events of default had occurred under the credit agreement.

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

Mortgage - Corporate Facility

On May 10, 2023, CleanSpark HQ, LLC, a single member limited liability company and subsidiary wholly owned by the Company, completed a refinancing transaction whereby it borrowed a net $1,937 against the equity of the real property purchased in April 2023 that is utilized as the Company's corporate office. The loan agreement has a two year term, 10% interest rate and monthly interest only payments until maturity. In April 2025, the Company refinanced the outstanding balance with Western Alliance Bank through a new $2,000 promissory note through Bank of Nevada. The new loan matures in April 2030, bears interest at a variable rate equal to the one-month Term SOFR plus a margin of 2.85% (initially 7.17% as of the loan date), and requires monthly principal and interest payments based on a five-year amortization schedule.

Trinity Master Equipment Financing Agreement

On April 22, 2022, the Company entered into a Master Equipment Financing Agreement (the “Master Equipment Financing Agreement”) with Trinity Capital Inc. that could provide $35,000 of borrowings to finance the Company’s acquisition of blockchain computing equipment. The Company received a loan of $20,000 at closing with an interest rate of 13.80%. The borrowings under the Master Equipment Financing Agreement are collateralized by 3,336 S19j Pro miners, which are located at our College Park, GA and Norcross, GA sites. The loan matured in the quarter ending June 30, 2025, the Company has no current unpaid principal payments in the current period.

Marquee Funding Partners

As of June 30, 2025, the unpaid balance on the mortgages assumed from the acquisition in August 2022 of a bitcoin mining facility from WAHA Technologies Inc. is $978. The remaining payment terms range from 14-20 months and annual interest of 13%.

Auto and Equipment Loans and Western Alliance Equipment Financing Agreement

The Company has entered into various financing arrangements to purchase vehicles and non-miner equipment with combined principal outstanding at June 30, 2025 of $530. The loans vary in terms from 12-72 months with annual interest rates ranging from 0.00% - 11.30%. The loans are secured with the purchased vehicles and equipment.

Additionally, on August 28, 2024, the Company entered into an equipment financing agreement with Western Alliance Bank for borrowings of up to $1,000 to finance new equipment for operational purposes. The Company can continue to secure equipment with this equipment financing agreement until February 28, 2025. This instrument bears interest at the Floating Wall Street Journal Prime Rate plus 1.00% per annum, calculated on the basis of a 360-day year consisting of twelve (12) consecutive thirty (30)-day months, and will be charged for each day there is an outstanding balance. As of June 30, 2025, the financing agreement had an outstanding balance of $915. The Floating Wall Street Journal Prime Rate was 7.5% at the end of the period, resulting in an interest rate of 8.5% per annum as of June 30, 2025. The financing agreement contains financial covenants, including a minimum loan-to-value ratio, a minimum debt service coverage ratio, and a minimum average deposit balance. As of June 30, 2025, the Company was in compliance with all covenants, and no events of default had occurred under the financing agreement.

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

The Company had income tax expense (including discrete items) of $18,107 and income tax benefit of $9,495 for the three months ended June 30, 2025 and 2024, respectively. The Company also had income tax expense of $24,281 and $3,499 for the nine months ended June 30, 2025 and 2024, respectively.

The Company's effective income tax rate (including discrete items) was 6.6% and 3.9% for the three months ended June 30, 2025 and 2024, and 6.2% and -4.4% for the nine months ended June 30, 2025 and 2024, respectively. The unrealized gain on fair market value of bitcoin for the nine months ended June 30, 2025, combined with the unrealized gain on fair market value of bitcoin as of September 30, 2024, generated a cumulative taxable temporary difference which, used as a source of income to recognize deferred tax assets in future periods, resulted in a partial release of valuation allowance in the amount of $47.5 million. The Company's effective tax rate differs from the U.S. statutory rate of 21% primarily as a result of the aforementioned release of the valuation allowance.

The Company currently maintains a partial valuation allowance on its U.S. deferred tax assets. Based on recent financial performance and improved forecasts, it is reasonably possible that sufficient positive evidence may become available within the next 12 months to support the release of all or additional portions of this valuation allowance. Any such release would result in a non-cash income tax benefit in the period recorded. The timing and amount of any release will depend on the level of sustained profitability and other relevant factors.

11. STOCKHOLDERS’ EQUITY

Overview

The Company’s authorized capital stock consists of 600,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share. On October 25, 2024, the Company’s stockholders approved another amendment to the Company’s articles of incorporation to increase the number of shares of common stock authorized for issuance from 300,000,000 to 600,000,000. As of June 30, 2025, there were 292,823,486 shares of common stock issued, 281,063,551 shares of common stock outstanding, and 1,750,000 shares of Series A Preferred Stock issued and outstanding. As of September 30, 2024, there were 270,897,784 shares of common stock issued and outstanding, 1,750,000 shares of Series A Preferred Stock issued and outstanding, and 1,000,000 shares of Series X Preferred Stock outstanding. The 1,000,000 shares of Series X Preferred Stock outstanding as of September 30, 2024 were redeemed on October 29, 2024 and were automatically retired and restored to the status of authorized but unissued shares of the Company’s preferred stock upon such redemption. The Company filed a certificate of withdrawal with the state of Nevada withdrawing its designation of Series X Preferred Stock on December 3, 2024.

For the three and nine months ended June 30, 2025, the Company recorded $5,603 and $10,744, respectively, as dividends to holders of the Series A Preferred Stock, pursuant to the requirements listed in the certificate of designation.

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

On March 28, 2024, the Company entered into Amendment No. 1 to the At the Market Offering Agreement with the Agent (the “March 2024 ATM Amendment”). Under the March 2024 ATM Amendment, the Company may, but has no obligation to issue and sell up to the lesser number of shares of the Company’s common stock that does not exceed (a) $800,000 of shares of common stock, or (b) the number of authorized but unissued shares of common stock (less the number of shares of common stock issuable upon exercise, conversion or exchange of any outstanding securities of the Company or otherwise reserved from the Company’s authorized capital stock). As of June 30, 2025, the Company had issued all of the ATM’s remaining capacity.

Common stock issuances during the nine months ended June 30, 2025

The Company issued 5,031,221 shares of common stock in connection with the GRIID Acquisition.

The Company issued 16,619,361 shares of common stock under the March 2024 ATM Amendment, resulting in gross proceeds of $191,603 and issuance costs of $4,795.

The Company issued 93,435 shares of common stock in connection with the exercise of stock options and warrants. Cash received from such issuance was $499.

Common stock repurchased during the nine months ended June 30, 2025

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

Common stock issuances during the nine months ended June 30, 2024

The Company issued 72,523,712 shares of common stock under its ATM Agreement and 2024 ATM Agreement resulting in net proceeds of $801,611 with $780,043 received in cash during the nine months ended June 30, 2024 and $31,158 received on July 2, 2024.

The Company issued 3,873,704 shares of common stock in relation to the settlement of restricted stock awards and withheld 1,191,370 shares of common stock of $17,246 for net settlement.

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

On January 3, 2025 all Private Warrants were converted to Public Warrants. At June 30, 2025, the Company used the Black-Scholes option-pricing model to estimate the fair value of the GEM Warrants using Level 3 inputs. The fair value of the GEM Warrants are included in the Other liabilities caption on the condensed consolidated balance sheets and the changes in fair value are included in Gain (loss) on derivative securities on the condensed consolidated statement of operations.

The following is a summary of stock warrant activity during the nine months ended June 30, 2025.

	Number of Warrants Outstanding	Number of Shares to be Issued Upon Exercise of Warrants	Weighted Average Exercise Price ($) (1)
Balance, September 30, 2024	17,560	17,560	$6.12
Warrants granted	22,803,726	1,586,999	$157.96
Warrants expired	—	—	$—
Warrants canceled	—	—	$—
Warrants exercised	—	—	$—
Balance, June 30, 2025	22,821,286	1,604,559	$156.30

(1) Weighted average calculated weighting the exercise price versus the number of common shares that would be granted on exercise.

As of June 30, 2025, there were warrants exercisable to purchase 1,604,559 shares of common stock in the Company and there were no unvested warrants. These warrants have a weighted average exercise price of $156.30. Most outstanding warrants contain provisions allowing a cashless exercise at their respective exercise prices.

As of June 30, 2025, 22,813,726 of the outstanding warrants had a weighted average remaining term of 3.3 years and an intrinsic value of $30. The remaining 7,560 of the outstanding warrants do not have expiration dates and have an intrinsic value of $56.

13. STOCK-BASED COMPENSATION

The Company sponsors a stock-based incentive compensation plan known as the 2017 Incentive Plan, as amended, (the “Plan”). As of June 30, 2025, there were 23,711,723 shares available and authorized for issuance under the Plan.

STOCK OPTIONS

The following is a summary of stock option activity during the nine months ended June 30, 2025:

	Number of Option Shares	Weighted Average Exercise Price ($)
Balance, September 30, 2024	2,285,462	$15.58
Options granted	309,330	$9.61
Options expired	(136,521)	$14.52
Options forfeited	(96,706)	$12.79
Options exercised	(93,435)	$5.35
Balance, June 30, 2025	2,268,130	$15.37

As of June 30, 2025, there were options exercisable to purchase 1,482,598 shares of common stock in the Company. As of June 30, 2025, the outstanding options had a weighted average remaining term of 7.4 years and an intrinsic value of $3,448.

For the nine months ended June 30, 2025, the Company also granted 309,330 options to purchase shares of common stock to employees with a total fair value of $2,635.

The Black-Scholes model utilized the following inputs to value the options granted during the nine months ended June 30, 2025:

Fair value assumptions Options:	June 30, 2025
Risk free interest rate	3.56% - 4.65%
Expected term (years)	1.00 - 6.32
Expected volatility	121.01% - 122.88%
Expected dividends	0%

The Company recognized stock-based compensation expense relating to stock options of $3,107 and $4,625 for the nine months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, the Company expects to recognize $7,011 of stock-based compensation for the non-vested outstanding options over a weighted-average period of 1.89 years.

RESTRICTED STOCK UNITS

The following table summarizes the activity for all restricted stock units (“RSUs”) during the nine months ended June 30, 2025:

	Number of Shares	Weighted Average Fair Value Per Share	Aggregate Intrinsic Value
Outstanding at September 30, 2024	1,674,211	$7.56	$12,649
Granted	2,590,551	$7.72
Vested	(180,145)	$9.22
Forfeited	(42,264)	$7.47
Outstanding at June 30, 2025	4,042,353	$7.59	$44,587

On October 1, 2024, the Company granted 136,520 time-based RSUs to its board members as part of their annual compensation. These RSUs vest 25% quarterly and have a combined grant-date fair value of $1,200. The 25% quarterly vesting is scheduled to occur on February 13, 2025, May 13, 2025, August 13, 2025 and December 3, 2025. As of June 30, 2025, the company has settled and issued 68,260 of these time-based RSUs in accordance with the prescribed vesting schedule.

As of June 30, 2025, the Company had 4,042,353 outstanding unvested time-based restricted stock awards, which will vest over the weighted average 2.4 years. As of June 30, 2025, the unrecognized compensation costs related to all RSUs is $24,286.

The Company recognized stock-based compensation expense relating to RSUs of $7,407 and $4,472 for the nine months ended June 30, 2025 and 2024, respectively.

PERFORMANCE STOCK UNITS

The following table summarizes the activity for all performance stock units (“PSUs”) during the nine months ended June 30, 2025:

	Number of Shares	Weighted Average Fair Value Per Share	Aggregate Intrinsic Value
Outstanding at September 30, 2024	—	$—	$—
Granted	40,000	$10.61
Vested	(1,540)	$10.61
Outstanding at June 30, 2025	38,460	$7.59	$424

During the nine months ended June 30, 2025, the Company granted 40,000 performance-based RSUs to certain employees at a grant-date fair value of $424. The PSUs vest based on the achievement of certain milestones closely tied to the employees' job responsibilities.

As of June 30, 2025, the Company had 38,460 outstanding unvested performance-based restricted stock awards, which will vest over a weighted average of 2.3 years. As of June 30, 2025, the unrecognized compensation costs related to all PSUs is $322.

The Company recognized stock-based compensation expense relating to PSUs of $91 and $13,600 for the nine months ended June 30, 2025 and 2024, respectively.

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

The awards will vest over a 4-year period, whereby 40% will vest at the end of fiscal 2025, and the remaining 60% will vest quarterly over the subsequent 3-years based on continuing employment of the grantee. In addition, the number of awards that will vest depends on the achievement of certain performance metrics. As of June 30, 2025, the specific performance metrics have not been determined with enough specificity to allow for a mutual understanding of the terms, and hence, there is no grant date nor service inception date. Therefore, as of June 30, 2025, there is no stock-based compensation expense recorded under the 2025 LTIP, until such time as the performance metrics are finalized and determined.

14. COMMITMENTS AND CONTINGENCIES

Contractual future payments

The following table sets forth certain information concerning our obligations to make unconditional obligations to make contractual future payments towards our agreements as of June 30, 2025 (these amounts are not recorded in the Consolidated Balance Sheets):

Fiscal Year
($ in thousands)	2025 (Remainder)
Contractual obligations:
Construction in progress	$30,689
Modular immersion data centers	27,000
Total	$57,689

Purchase of modular immersion data centers

The Company entered into a $165,000 contract subject to certain discounts in June 2024 for the purchase and on-site construction and installation of modular immersion data centers. The $27,000 remaining balance of the contract is contractually obligated and expected to be paid in installments upon delivery and installation of the related data centers.

Commitments under open construction projects

The Company has open commitments relating to the construction and development of new mining locations and operational facilities of $30,689.

State tax incentives

When the Company enters new jurisdictions, it seeks incentives on taxes including; sales and use taxes, property taxes, employment taxes and income taxes. The Company has been previously successful obtaining such incentives and is currently seeking additional incentives, which if the Company is unsuccessful in obtaining may result in a liability of approximately $34,128.

U.S. importation tariffs

On or about May 27, 2025, the Company began receiving invoices from the U.S. Customs and Border Protection agency (“CBP”) asserting Chinese origin import tariffs on certain miners imported from April 2024 through June 2024. In addition to the documentation received by the Company during importation that validates non-Chinese origin, the seller of the miners has consistently represented to the Company that the country of origin of the mining hardware was not China, as required by the applicable purchase agreements. In the event that CBP were to successfully defend their allegations of Chinese origin and assert import duties for Chinese origin to all imported miners from April 2024 and forward, the Company’s total tariff liability in respect of previously purchased miners could rise to approximately $185,000, not including statutory interest. The Company believes the CBP allegation of Chinese origin on its imported miners to be without merit and intends to defend against these charges vigorously.

While the outcome of this matter is uncertain at this time, the Company has determined it is not probable that it will result in a future cash outflow and, as such, no provision was recorded as of June 30, 2025.

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

The Company’s Board of Directors formed a Special Litigation Committee (“SLC”) to investigate and evaluate the claims. On November 6, 2023, the court granted the SLC’s motion to intervene and stayed the case through November 30, 2024. On October 16, 2024, the SLC filed a motion to dismiss, which was opposed by plaintiffs. Following a hearing on July 17, 2025, the Court issued a minute order to set a 2-day evidentiary hearing. The case remains stayed, pending the results of the evidentiary hearing.

The Company believes that the claims raised in the Consolidated Smith Action are without merit and intends to defend itself vigorously against them. At this time, the Company is unable to estimate potential losses, if any, related to the Consolidated Smith Action.

15. MAJOR CUSTOMERS AND VENDORS

The Company has one mining pool operator (Foundry Digital) that represented 100% of revenue for the nine months ended June 30, 2025 and 2024.

For the nine months ended June 30, 2025 and 2024, the Company had the following significant suppliers of miners:

	Nine Months Ended
	June 30, 2025	June 30, 2024
Bitmain Technologies	97%	100%
Canaan U.S. Inc	3%	0%

16. SUBSEQUENT EVENTS

On July 26, 2025, the call option granted to the Company under the Future Sales and Purchase Agreement dated August 7, 2024, to acquire additional bitcoin mining equipment reached its original expiry date. Prior to that date, the Company and the manufacturer agreed to extend the option period. The option remains exercisable while the parties finalize terms for a potential notice of exercise or until the Company elects to allow the option to expire.

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

Company Overview

We are a bitcoin mining company. We independently own, lease and operate a large portfolio of data centers across the United States with locations in Georgia, Mississippi, Tennessee and Wyoming for a total contracted power capacity of approximately 987 megawatts (“MW”) as of June 30, 2025. We intend to continue our growth in these regions and are actively developing plans for additional capacity in Tennessee. We had an independent data center operation in Massena, NY subject to a hosting agreement that operated 50 MW, which expired on December 31, 2024. The parties commenced wind-down procedures upon expiration. All MW allocated to the Company have been vacated as of June 30, 2025. We have no intention to mine, purchase or hold any other crypto assets at this time or in the foreseeable future, and we did not hold any other crypto asset as of June 30, 2025.

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

Factors such as access to specialized mining servers, energy, electricity cost, environmental factors (such as cooling capacity) and location play important roles in mining. As of June 30, 2025, our operating mining units produced an average computing power of 45.3 exahash per second (“EH/s”), reaching a peak of 50 EH/s during the period. In bitcoin mining, “hashrate” is a measure of the computing and processing power and speed by which a mining computer mines and processes transactions on the bitcoin network. We expect to continue increasing our computing power through 2025 and beyond as we expand our infrastructure at our owned sites in Tennessee, seek regional expansion opportunities, and evaluate strategic acquisition targets. A company’s computing power measured in hashrate is a significant factor in its bitcoin mining revenue.

We owned approximately 329,001 miners as of June 30, 2025, of which approximately 241,227 were in service as of June 30, 2025 and the remainder pertain to new machines ready to install in expansion opportunities, are being evaluated for relocation or are pending repair. Our miners range in age from 1-54 months and have an average age of approximately 13 months. Effective May 2024, we estimate the useful lives of our miners to be three years. We do not have scheduled downtime for our miners, however, we periodically perform unscheduled maintenance and curtailments on our miners, but such downtime has not historically been significant. When performing unscheduled maintenance, we will typically replace the miner with a substitute miner to limit overall downtime. The miners in service as of June 30, 2025 had a range of energy efficiency (watts per terahash – “w/th”) of 13.5 to 29.5 w/th with an average operating energy efficiency of 16.2 w/th.

We obtain bitcoin as a result of our mining operations, and we sell bitcoin from time to time to support our operations and strategic growth. We also will utilize our bitcoin as collateral for lending arrangements. Prior to April 2025, we did not engage in regular trading of bitcoin (other than as necessary to convert our bitcoin into U.S. dollars) or engage in hedging activities related to our holding of bitcoin. In April 2025, we launched our institutional grade in-house trading function as we shift to a balanced approach between monetizing new production and building long-term holdings which may include various derivative strategies to generate yield from our bitcoin holdings balance, and we plan to continue to integrate these strategies into our regular treasury management activities. Treasury management activities may serve cash management, strategic growth, or bitcoin balance hedging, incremental other income or other general corporate purposes. Currently, we do not use a formula or specific methodology to determine whether or when we will sell bitcoin that we hold, or the number of bitcoins we will sell. Rather, decisions to hold or sell bitcoins are currently determined by management by analyzing the need for working capital, forecasts and monitoring the market in real time.

The value of bitcoin has historically been subject to wide swings. The following table provides a range of intraday low and intraday high bitcoin prices between October 1, 2023 through June 30, 2025.

Range of intraday bitcoin prices
Quarterly Reporting Periods Ended	Minimum Price	Maximum Price
December 31, 2023	$26,521	$45,000
March 31, 2024	$38,501	$73,836
June 30, 2024	$56,500	$72,777
September 30, 2024	$49,050	$70,000
December 31, 2024	$58,864	$108,389
March 31, 2025	$76,555	$109,358
June 30, 2025	$74,421	$112,000

As of June 30, 2025, we held 10,075 bitcoins of which, we held 99% in cold storage and 1% in hot wallets. The fair value of our bitcoin as of June 30, 2025 was $1,079,754 on our condensed consolidated balance sheets. Our bitcoin is classified on our balance sheet as either current or noncurrent. We also have 2,533 bitcoin that are held as collateral for our borrowings under our Coinbase Line of credit, which are classified in our balance sheet as Receivable from bitcoin collateral. Effective October 1, 2023, we adopted ASC 350-60, which requires bitcoin to be measured at fair value; as a result, the carrying value of each bitcoin we held at October 1, 2023 and each subsequent reporting period reflects the price of one bitcoin quoted on the active exchange, Coinbase, at the end of the reporting period. Therefore, decreases in the market price of bitcoin could have a material impact on our earnings and on the carrying value of our bitcoin. See Note 2 - Summary of Significant Accounting Policies for more details on the impact of implementation in the Form 10-K.

As of June 30, 2025 and September 30, 2024, the Company did not hold any digital currency other than bitcoin.

We maintain real property holdings through our wholly owned and consolidated subsidiaries.

Results of continuing operations for the three and nine months ended June 30, 2025 and 2024

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

The table below describes our fleet as of June 30, 2025 and 2024 and our miner efficiency and computing power as compared to the global computing power.

	As of
Combined facilities	June 30, 2025	June 30, 2024
Global hashrate (in terms of EH/s) (1)	881.0	558.0
Miner efficiency (w/th) (2)	16.2	22.3
CleanSpark average hashrate (in terms of EH/s) (3)	45.3	20.4
CleanSpark percentage of total global hashrate	5.14%	3.66%

(1) Total global hashrate obtained as of June 30, 2025 and 2024 were from Hashrate index (https://data.hashrateindex.com/network-data/network) using SMA 7 days and YCHARTS (https://ycharts.com/indicators/bitcoin_network_hash_rate), respectively.

(2) Watts of energy required to produce each terahash of processing power. Based on miner fleet operating at period end.
(3) The average hashrate obtained as of June 30, 2025, and 2024 were calculated from operating activity for the final month of the reporting period.

As of June 30, 2025, our operating hashrate was approximately 5.14% of the total global hashrate, and we received approximately the same percentage of the global blockchain rewards, which as of that date equaled approximately 23-24 bitcoin per day, excluding the bitcoin earned from network transaction fees. Ultimately, in order to mine profitably, we work to ensure that these mining rewards cover our direct operating costs.

The table below describes the average cost of mining each bitcoin for the three and nine months ended June 30, 2025 and 2024 and the total energy usage and cost per each kilowatt hour (“kWh”) utilized within our owned facilities.

	For the three months ended		For the nine months ended
Cost of Revenues - Analysis of costs to mine one bitcoin (per bitcoin amounts are actual)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Cost of Mining - Owned Facilities
Cost of energy per bitcoin mined	$44,690	$26,857	$40,616	$17,569
Other direct costs of mining - non energy utilities per bitcoin mined	116	88	67	36
Cost to mine one bitcoin - Direct Energy Cost - Owned facilities	$44,806	$26,945	$40,683	$17,605
Miner depreciation per bitcoin mined	41,601	16,753	36,358	13,067
Financing costs per bitcoin mined	21	208	58	214
Direct cost to mine including non-cash depreciation and financing costs - Owned facilities	$86,428	$43,906	$77,099	$30,886

Average revenue of each bitcoin mined (1)	$98,753	$66,048	$92,090	$51,479
Direct cost to mine one bitcoin as % of average bitcoin mining revenue - Including direct energy cost only	45.4%	40.8%	44.2%	34.2%
Direct cost to mine one bitcoin as % of average bitcoin mining revenue - Including miner depreciation expense	87.5%	66.5%	83.7%	60.0%

Statistics
Owned Facilities
Total bitcoin mined at owned facilities (2)	2,012	1,435	5,767	4,931
Bitcoin mining revenue - Owned facilities - ($ in thousands)	$198,644	$94,737	$531,038	$255,921
Total miners in service in owned facilities - as of the periods ended	241,227	138,493	241,227	138,493
Total kWh utilized	1,598,500,700	808,479,474	4,218,655,894	1,937,737,124
Total energy expense - ($ in thousands)	$89,895	$38,545	$234,212	$86,644
Cost per kWh	$0.056	$0.048	$0.056	$0.045
Energy expense as percentage of bitcoin mining revenue, net	45.3%	40.7%	44.1%	33.9%
Other direct costs of mining - non energy utilities - ($ in thousands)	$233	$126	$389	$170
Depreciation Expense - Miners Only - ($ in thousands)	$83,682	$24,043	$209,659	$64,436
Accelerated Depreciation Expense - Miners Only - ($ in thousands)	$—	$7,261	$—	$7,261
Direct miner financing costs - ($ in thousands)	$42	$299	$337	$1,055

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

(2) Includes mining rewards and transaction fees but excludes the reduction for pool operator fees.

Power prices are the most significant cost driver for our wholly owned locations, and energy expense represented 45.3% and 40.7% as expressed as a percentage of bitcoin mining revenues during the three months ended June 30, 2025 and 2024, respectively, and 44.1% and 33.9% as expressed as a percentage of bitcoin mining revenues during the nine months ended June 30, 2025 and 2024, respectively.

Energy prices can be highly volatile and global events can impact energy rates. We have a diverse portfolio of power contracts across our sites in the State of Georgia, Mississippi, Tennessee and Wyoming. The majority of these contracts are currently subject to variable prices and market rate fluctuations with respect to wholesale power costs. Such prices are governed by power purchase agreements which vary by location, and said prices can change hour to hour. While this renders energy prices less predictable, it also gives us greater ability and flexibility to actively manage the energy we consume with a goal of increasing profitability and energy efficiency. Energy prices are also highly sensitive to weather events, such as winter storms and polar vortices, which periodically increase the demand for power regionally. When such events occur, we may curtail our operations to avoid using power at increased rates, at the request of grid operators in cases of emergencies or to support utility grid resiliency efforts. The average power prices we paid under our power contracts at our owned facilities were $0.056 and $0.048 per kWh for the three months ended June 30, 2025 and 2024, respectively, and were $0.056 and $0.045 per kWh, for the nine months ended June 30, 2025 and 2024 respectively.

The management and operations teams make real-time determinations on the need and timing during which we should curtail our operations. We curtail when power prices exceed the value we would receive for the corresponding fixed bitcoin reward in response to utility programs. This means if bitcoin’s value decreases or energy prices increase, our curtailment may increase; likewise, when bitcoin’s value increases and energy prices decrease, our curtailment may decrease. The management and operations teams manage these decisions on an hour-by-hour basis across all our sites. The Company did not have significant curtailment and maintained an average uptime greater than 90% during the nine months ended June 30, 2025. A large portion of the curtailment during the first quarter related to Hurricane Helene which affected our Georgia sites at the end of September 2024 to the beginning of October 2024. The southeast Georgia sites were shut down as the hurricane began impacting the region, thus at the beginning of the October 2024, these sites were operating on approximately 200 MW which gradually increased during the same week to its the full 365 MW capacity when utilities was restored to the communities.

The Company records depreciation expense (a non-cash expense) on its miners on a straight-line basis over the miners' expected useful life. Such non-cash depreciation amounts are recorded within the condensed consolidated statement of operations and comprehensive income as “Depreciation and Amortization”. Although the Company recognizes depreciation with respect to its mining assets, it does not consider depreciation in determining whether it is economical to operate its mining equipment since depreciation expense is not an avoidable operating cost, such as energy costs. The table above presents the non-cash miner depreciation expense on a “per bitcoin” basis, calculated by dividing miner depreciation expense in our owned facilities by the number of bitcoin mined in the owned facilities. On a “cost per bitcoin” ratio, miner depreciation expense was 41,601 and 16,753 for the three months ended June 30, 2025 and 2024, respectively, and $36,358 and $13,067 for the nine months ended June 30, 2025 and 2024, respectively. The number of bitcoin received by all the miners, including the Company, was reduced by 50% effective April 19, 2024 when the bitcoin algorithm halved the rewards from 6.25 per block to 3.125 per block increasing depreciation expense on a comparable per bitcoin basis as it takes more miners to produce the same number of bitcoin.

We have financing costs for a limited number of miners in our miner fleet and such costs are recorded within Interest Expense in our condensed consolidated statement of operations and comprehensive income. The table above presents financing costs per bitcoin calculated by dividing direct interest expense on our miner financing agreement by the number of bitcoin mined in our owned facilities. On a cost per bitcoin ratio, financing costs were $21 and $208 for the three months ended June 30, 2025 and 2024, respectively and were $58 and $214 for the nine months ended June 30, 2025 and 2024, respectively.

The table below describes the average cost of mining each bitcoin for the three and nine months ended June 30, 2025 and 2024 and the total energy usage and cost per each kWh utilized within our hosted facilities. As of March 31, 2025, we no longer operated mining at hosted facilities. Accordingly, the there were no bitcoin operations in hosted facilities in the three months ended June 30, 2025 and is therefore is not presented in the table below.

	For the three months ended	For the nine months ended
Cost of Revenues - Analysis of costs to mine one bitcoin (per bitcoin amounts are actual)	June 30, 2024	June 30, 2025	June 30, 2024
Cost of Mining - Hosted Facilities
Direct hosting fees expense per one bitcoin	$46,138	$76,269	$30,971
Miner depreciation per bitcoin mined	28,328	4	23,091
Direct cost to mine including non-cash depreciation - Hosted facilities	$74,466	$76,273	$54,062

Average revenue of each bitcoin mined (1)	$66,048	$78,856	$51,479
Direct cost to mine one bitcoin as % of average bitcoin mining revenue - Direct Hosting fees only	69.9%	96.7%	60.2%
Direct cost to mine one bitcoin as % of average bitcoin mining revenue - Including miner depreciation expense	112.7%	96.7%	105.0%

Statistics
Hosted Facilities
Total bitcoin mined at owned facilities (2)	141	147	696
Bitcoin mining revenue - Hosted facilities - ($ in thousands)	$9,371	$11,623	$33,772
Total miners in service in hosted facilities - as of the periods ended	14,012	-	14,012
Total kWh utilized	103,089,261	144,786,545	315,113,352
Total hosting fee expense - ($ in thousands)	$6,509	$11,242	$21,560
Hosting fee per kWh	$0.063	$0.078	$0.068
Hosting fee expense as percentage of bitcoin mining revenue, net	69.5%	96.7%	63.8%
Depreciation Expense - Miners Only - ($ in thousands)	$3,997	$1	$16,075

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

(2) Includes mining rewards and transaction fees but excludes the reduction for pool operator fees.

For our co-locations, hosting fees (which comprise direct operating costs of the third-party operator with energy as the largest cost) and profit sharing were a combined 69.9% as a percentage of bitcoin mining revenues during the three months ended June 30, 2024 (as there was no fees or profit sharing for the three months ended June 30, 2025), and 96.7% and 60.2% as a percentage of bitcoin mining revenues during the six months ended June 30, 2025 and 2024, respectively. In connection with our decision to terminate our hosting arrangements, we incurred $665 of non-recurring fees for the transition and vacating the location, included in the hosting fees.

At our hosted facilities, the hosting fee as compared to kWh utilized in the hosted facilities was $0.063 per kWh for the three months ended June 30, 2024 (as there was no fees for the three months ended June 30, 2025), and was $0.078 and $0.068 per kWh for the nine months ended June 30, 2025 and 2024, respectively. The Company did not have significant curtailment greater than 20% of total operating time during the nine months ended June 30, 2025.

On a “cost per bitcoin” ratio, miner depreciation expense was $4 and $23,091 for the nine months ended June 30, 2025 and 2024, respectively. The decrease presented was mainly due to the miners being nearly fully depreciated as of September 30, 2024.

Results of continuing operations for the three months ended June 30, 2025 and 2024

($ presented in 000's, except for average bitcoin price)

Bitcoin mining revenue

We earned $198,644 in bitcoin mining revenue during the three months ended June 30, 2025, which was an increase of $94,536, or 91%, as compared with $104,108 for the three months ended June 30, 2024. Bitcoin mining revenues are recorded net of bitcoin mining fees charged by our sole mining pool operator (Foundry) that equaled approximately 0.25% of gross bitcoin mining revenues for the three months ended June 30, 2025, and are determined by two main drivers: quantity of bitcoin mined and the price of bitcoin on the date the bitcoin is mined. During the three months ended June 30, 2025, we mined 2,012 bitcoin (gross of Foundry fees) with an average bitcoin price of $98,736 as compared to 1,580 bitcoin with an average bitcoin price of $65,891 during the three months ended June 30, 2024. The increase in bitcoin mining revenue for the three months ended June 30, 2025 was attributable to the increase in the average bitcoin price and total bitcoin mined during the period as compared to the three months ended June 30, 2024. This occurred as we increased the number of our miners in operation, which rose to 241,227 compared to 152,505, an expansion of 88,722 or 58% between June 30, 2024 and June 30, 2025. The increase in our miners in operation increases our hashrate, which is our total computational power, and which when understood in the context of global hashrate, determines how much bitcoin we are able to mine.

Cost of revenues (exclusive of depreciation and amortization expense)

Our cost of revenues was $90,128 for the three months ended June 30, 2025, an increase of $44,948, or 99%, as compared with $45,180 for the three months ended June 30, 2024. These costs were primarily related to energy costs to operate the miners within our owned facilities, which were $89,895 for the three months ended June 30, 2025, an increase of $51,350, or 133%, as compared to $38,545 for the three months ended June 30, 2024. The increase in energy costs was due to the expansion of our operations since June 30, 2024 and the increase in the volume of miners operating in our owned locations. We continually evaluate energy and bitcoin prices and periodically will curtail our mining operations when it is advantageous to do so.

We also incurred no hosting and profit-sharing fees for the three months ended June 30, 2025, a complete decrease of $5,598 for hosting fees, and $911 for profit-sharing fees as compared to the three months ended June 30, 2024. The hosting fees and profit-sharing fees were primarily the result of our co-location agreement with Coinmint. The hosting fees decreased period over period due to the expiration of the hosting agreement, subsequent wind-down procedures and removal of miners during the three months ended March 31, 2025.

Professional fees

Professional fees, which consisted primarily of legal, accounting and consulting fees, were $3,004 for the three months ended June 30, 2025, a decrease of $1,364, or 31%, from $4,368 for the three months ended June 30, 2024. This decrease was primarily attributable to legal and other professional consulting fees during the three months ended June 30, 2025. Legal expenses were $996 for the three months ended June 30, 2025, as compared to $2,493 for the three months ended June 30, 2024. Other professional fees, namely accounting and consulting, were $2,008 for the three months ended June 30, 2025, as compared to $1,875 for the three months ended June 30, 2024, representing an increase of $133. The increase in accounting fees was primarily related to tax services and consulting.

Payroll expenses

Payroll expenses were $16,398 for the three months ended June 30, 2025, a decrease of $752, or 4%, from $17,150 for the three months ended June 30, 2024. Our payroll expenses include all compensation related expenses for our employees and mainly include salaries, wages, payroll-related taxes and benefits and non-cash stock-based compensation. Payroll expenses, excluding non-cash stock-based compensation, were $11,911 for the three months ended June 30, 2025, representing a decrease of 16% from $14,204 for the three months ended June 30, 2024, mainly attributed to the reduction in bonus accruals in the three months ended June 30, 2025, partially offset by increased headcount due to expansion of operational locations.

Stock-based awards granted to certain employees are a significant portion of our payroll-related costs. Stock-based compensation, which is a non-cash expense, was $4,488 for the three months ended June 30, 2025, an increase of $1,542, or

52%, from $2,946 for the three months ended June 30, 2024. The increase in stock-based compensation was mainly attributed to the granting of 2,212,486 restricted stock units in April 2025.

General and administrative expenses

General and administrative expenses increased to $16,566 for the three months ended June 30, 2025 from $8,235 for the three months ended June 30, 2024, representing an increase of $8,331 or 101%. This increase was primarily attributable to increases in corporate overhead, including, but not limited to, property taxes and insurance premiums (primarily due to the substantial increase in owned assets), rent, maintenance, and marketing expenses as we focused on increasing visibility in the current period.

(Gain) loss on fair value of bitcoin

Gain on fair value of bitcoin for the three months ended June 30, 2025 was $268,651 as compared to a loss on fair value of bitcoin of $48,338 for the three months ended June 30, 2024, a change of $316,989 or 656%. We measured crypto assets within the scope of ASC Topic 350-60 - Intangibles - Goodwill and Other - Crypto Assets at fair value in accordance with ASC Topic 820 - Fair Value Measurement and included the gains and losses from remeasurement in net income. The gain for the three months ended June 30, 2025 pertains to the change in bitcoin's fair value from approximately $82,500 per bitcoin on March 31, 2025 to approximately $107,200 per bitcoin on June 30, 2025. Meanwhile the loss for the three months ended June 30, 2024 pertains to the change in bitcoin's fair value from approximately $71,300 per bitcoin on March 31, 2024 to $62,700 per bitcoin on June 30, 2024.

Depreciation and amortization

Depreciation and amortization expense increased to $94,880 for the three months ended June 30, 2025, from $40,727 for the three months ended June 30, 2024, an increase of $54,153, or 133%. Depreciation expense increased by $53,659, or 133%, during the three months ended June 30, 2025, to $93,858 from $40,199, mainly due to an increase in miners and mining-related equipment being placed in service during the comparative period. Additionally, effective May 1, 2024, all miners would be adjusted to a useful life of 3 years, a reduction from 5 years.

Amortization expense for the three months ended June 30, 2025 was $1,023, an increase of $495, or 94%, from $528 for the three months ended June 30, 2024. The increase in amortization expense is primarily due to the Company's acquisition of software in the amount of $7,000 throughout the current year.

Other income (expenses)

Other income was $29,334 for the three months ended June 30, 2025, compared with other income, net of $3,341 for the three months ended June 30, 2024, which is a change of $25,993 or 778%.

Gain on bitcoin collateral was the primary reason for the increase in other income (expense) since in the prior year there was no collateral held by Coinbase. The gain in the fair value of collateral of $31,354 for the three months ended June 30, 2025 pertains to the change in the underlying collateral due to bitcoin's fair value from approximately $82,500 per bitcoin on March 31, 2025 to approximately $107,200 per bitcoin on June 30, 2025.

Interest income in the three months ended June 30, 2025 decreased by $2,283 to $355 from $2,638 for the three months ended June 30, 2024 due to lower balance of cash retained in short term interest bearing accounts and the interest earned on the note receivable from GRIID (See Note 5 - Note Receivable from GRIID).

Interest expense in the three months ended June 30, 2025 increased by $2,969 to $3,454 from $485 for the three months ended June 30, 2024 due to the amortization of deferred insurance costs from the Convertible Note, the promissory note, and equipment line of credit, which the Company did not have as of June 30, 2024.

Net income (loss)

Net income for the three months ended June 30, 2025 was $257,390, as compared to net loss of $236,242 for the three months ended June 30, 2024, for the reasons stated above.

Results of continuing operations for the nine months ended June 30, 2025 and 2024

($ presented in 000's, except for average bitcoin price)

Bitcoin mining revenue

We earned $542,662 in bitcoin mining revenue during the nine months ended June 30, 2025, which was an increase of $252,969, or 87%, as compared with $289,693 for the nine months ended June 30, 2024. Bitcoin mining revenues are recorded net of bitcoin mining fees charged by our sole mining pool operator that equaled approximately 0.19% of gross bitcoin mining revenues for the nine months ended June 30, 2025 and are determined by two main drivers: quantity of bitcoin mined and the price of bitcoin on the date the bitcoin is mined. During the nine months ended June 30, 2025, we mined 5,914 bitcoin with an average bitcoin price of $91,765 as compared to 5,628 bitcoin with an average bitcoin price of $51,472 during the nine months ended June 30, 2024. The increase in bitcoin mining revenue for the nine months ended June 30, 2025 was attributable to the increase in the quantity of bitcoin mined and the average bitcoin price as compared to the nine months ended June 30, 2024. The quantity increase was attributable to the 88,722 miners in operation between June 30, 2024 and June 30, 2025, representing a 58% increase period over period. The increase in miners in operation increases our hashrate, which is our total computational power, and which when understood in the context of global hashrate, determines how much bitcoin we are able to mine.

Cost of revenues (exclusive of depreciation and amortization expense)

Our cost of revenues was $245,842 for the nine months ended June 30, 2025, an increase of $137,468, or 127%, as compared with $108,374 for the nine months ended June 30, 2024. These costs were primarily related to energy costs to operate the miners within our owned facilities, which were $235,638 for the nine months ended June 30, 2025, an increase of $148,994 or 172% as compared to $86,644 for the nine months ended June 30, 2024. The increase in energy costs was due to the rise in the volume of miners operating in our owned locations as well as the increase in average cost per kWh, which approximated $0.056/kWh for the nine months ended June 30, 2025 as compared to an average cost of $0.045/kWh for the nine months ended June 30, 2024. We continually evaluate energy and bitcoin prices and periodically will curtail our mining operations when it is advantageous to do so.

We also incurred hosting fees of $9,087 and profit-sharing fees of $698 for the nine months ended June 30, 2025, a decrease of $8,650, or 49%, and decrease of $3,125, or 82%, as compared to $17,737 and $3,823, respectively, for the nine months ended June 30, 2024. The hosting fees and profit-sharing fees were primarily the result of our co-location agreement with Coinmint. The hosting fees decreased period over period due to the expiration of the hosting agreement, subsequent wind-down procedures and removal of miners during the nine months ended June 30, 2025.

Professional fees

Professional fees, which consisted primarily of legal, accounting and consulting fees, were $9,872 for the nine months ended June 30, 2025, a increase of $1,723, or 21%, from $8,149 for the nine months ended June 30, 2024. Legal expenses were $3,482 for the nine months ended June 30, 2025, as compared to $3,438 for the nine months ended June 30, 2024. This increase was attributable to other professional fees due to increased fees of external accounting services engaged to assist with increased complexities in areas such as auditing, tax, and Sarbanes-Oxley compliance (among other accounting related services). These fees increased to $6,389 by approximately $1,679 during the nine months ended June 30, 2025, as compared to $4,710 of during the nine months ended June 30, 2024.

Payroll expenses

Payroll expenses were $52,522 for the nine months ended June 30, 2025, an increase of $3,231, or 7%, from $49,291 for the nine months ended June 30, 2024. Our payroll expenses include all compensation related expenses for our employees and mainly include salaries, wages, payroll-related taxes and benefits and non-cash stock-based compensation. Payroll expenses, excluding non-cash stock-based compensation, were $41,913 for the nine months ended June 30, 2025, representing an increase of 58% from $26,595 for the nine months ended June 30, 2024, mainly attributed to an increase in employee headcount.

Stock-based awards granted to certain employees are a significant portion of our payroll-related costs. Stock-based compensation, which is a non-cash expense, was $10,609 for the nine months ended June 30, 2025, a decrease of $12,087, or 53%, from $22,696 for the nine months ended June 30, 2024. The decrease in stock-based compensation was mainly attributed vesting of a market-based restricted stock awards during the nine months ended June 30, 2024. Additionally, there is no grant date or service inception date for the 2025 LTIP and accordingly there is no expense recognized in the nine months ended June 30, 2025.

General and administrative expenses

General and administrative expenses increase to $38,356 for the nine months ended June 30, 2025 from $20,058 for the nine months ended June 30, 2024, representing an increase of $18,298 or 91%. This increase was primarily attributable to increases in corporate overhead, including, but not limited to, property taxes and insurance premiums (primarily due to the substantial increase in owned assets), rent, and marketing expenses as we focused on increasing visibility in the current period.

Gain on fair value of bitcoin, net

Gain on fair value of bitcoin, net for the nine months ended June 30, 2025 was $359,190 as compared to $107,406 for the nine months ended June 30, 2024, an increase of $251,784 or 234%. The gain for the nine months ended June 30, 2025 pertains to the change in bitcoin's fair value from approximately $63,300 per bitcoin on September 30, 2024 to approximately $107,200 per bitcoin on June 30, 2025. Meanwhile the gain for the nine months ended June 30, 2024 pertains to the change in bitcoin's fair value from approximately $29,960 per bitcoin on September 30, 2023 to $62,700 per bitcoin on June 30, 2024.

Depreciation and amortization

Depreciation and amortization expense increase to $240,010 for the nine months ended June 30, 2025, from $102,761 for the nine months ended June 30, 2024, an increase of $137,249 or 134%. Depreciation expense increased by $135,718, or 134%, during the nine months ended June 30, 2025, from $101,198 to $236,916, due to mainly due to an increase in miners and mining-related equipment being placed in service during the comparative period. Additionally, effective May 1, 2024, all miners would be adjusted to a useful life of 3 years, a reduction from 5 years.

Amortization expense for the nine months ended June 30, 2025 was $3,094, an increase of $1,531, or 98%, from $1,563 for the nine months ended June 30, 2024. In the nine months ended June 30, 2025, the Company acquired software in the total amount of $7,000, which was the primary cause for the increase in amortization expense.

Other income (expenses)

Other income, net was $71,555 for the nine months ended June 30, 2025, compared with other income, net of $3,347 for the nine months ended June 30, 2024, which is an increase of $68,208 or 2,038%. Other income for the nine months ended June 30, 2025 consisted primarily of gain on bitcoin collateral returned of $73,847. The Company did not have any bitcoin collateral in the nine months ended June 30, 2024.

Interest income in the nine months ended June 30, 2025 decreased to $3,845 from $5,909 for the nine months ended June 30, 2024, an increase of $2,064 due to decrease in interest rates.

Interest expense in the nine months ended June 30, 2025 increased by $4,723 to $6,280 from $1,557 for the nine months ended June 30, 2024 due to the amortization of deferred insurance costs from the Convertible Note, the promissory note, and equipment line of credit, which the Company did not have as of June 30, 2024.

Income tax expense (benefit)

Income tax expense for the nine months ended June 30, 2025 was $24,281 as compared to an income tax expense for the nine months ended June 30, 2024 of $3,499. The effective tax rate for the nine months ended June 30, 2025 was 6.2% and was an -4.4% for the same period in the prior year.

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act ("OBBBA"). The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. ASC 740, “Income Taxes”, requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. Consequently, the Company will evaluate all deferred tax balances under the newly enacted tax law in periods subsequent to June 30, 2025 and identify any other future changes required to its financial statements as a result of the OBBBA. We are currently assessing its impact on our consolidated financial statements.

Net income (loss)

Net income for the nine months ended June 30, 2025 was $365,389, as compared to net loss of $83,598 for the nine months ended June 30, 2024, for the reasons stated above.

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

The following is a reconciliation of our non-GAAP Adjusted EBITDA to its most directly comparable GAAP measure (i.e., net income (loss)) for the periods indicated:

($ in thousands)	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
Reconciliation of non-GAAP Adjusted EBITDA	2025	2024	2025	2024
Net income (loss)	$257,390	$(236,242)	$365,389	$(83,598)
Impairment expense - other	—	—	—	396
Impairment expense - fixed assets	—	189,235	—	189,235
Depreciation and amortization	94,880	40,727	240,010	102,761
Share-based compensation expense	4,488	2,946	10,609	22,696
Loss (gain) on derivative securities	430	(1,188)	1,549	1,005
Interest income	(355)	(2,638)	(3,845)	(5,909)
Interest expense	3,454	485	6,280	1,557
Other income	(1,509)	—	(1,692)	—
Loss (gain) on disposal of assets	156	(47)	(2,865)	2,281
Income tax expense (benefit)	18,107	(9,495)	24,281	3,499
Fees related to financing & business development transactions	22	2,862	653	3,038
Litigation & settlement related expenses	638	686	1,179	1,186
Severance and other expenses	—	—	12	102
Non-GAAP Adjusted EBITDA*	$377,701	$(12,669)	$641,560	$238,249

* We have not excluded our net gain on fair value of bitcoin $268,651 and net loss of $48,338 in the three months ended June 30, 2025 and 2024, respectively, and net gain $359,190 and $107,406 in the nine months ended June 30, 2025 and 2024, respectively, which we now record in our condensed consolidated statement of operations and comprehensive income as provided in ASC 350-60, as discussed in the Form 10-K.

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

As of June 30, 2025, we had total current assets of $1,210,140, consisting of cash and cash equivalents, prepaid expenses and other current assets, bitcoin, investment in debt security and related derivative asset, and total assets in the amount of $3,101,817. Our total current liabilities and total liabilities as of June 30, 2025 were $276,819 and $954,929, respectively. We had working capital of $933,321 as of June 30, 2025. With the recent launch of our bitcoin treasury function in April 2025, we have begun to use a portion of the bitcoin we mine to fund operations and to fund capital expenditures. In addition, we have $635,295 zero-coupon convertible notes outstanding and a $200,000 line of credit with Coinbase as discussed in Note 9 - Loans and Note 16 - Subsequent Events.

Based on our current plans and business conditions, we believe that existing cash and cash equivalents and bitcoin, together with cash generated from operations and our future investing activities, will be sufficient to satisfy our anticipated cash requirements for the next 12 months and for the reasonably foreseeable future until we reach consistent profitability, and we are not aware of any trends or demands, commitments, events or uncertainties that are reasonably likely to result in a decrease in the liquidity of our assets. We are likely to require additional capital to respond to technological advancements, competitive dynamics or technologies, business opportunities, challenges, acquisitions or unforeseen circumstances and in either the short-term or long-term may determine to engage in equity or debt financings. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited. In particular, the ongoing impacts of inflation and fluctuations in interest rates, global conflicts including increases in tariffs, have resulted in, and may continue to result in, significant disruption and volatility in the global financial markets, reducing our ability to access capital. If we are unable to raise additional funds when or on the terms desired, our business, financial condition and results of operations could be adversely affected.

Material Cash Requirements

We are a party to many contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the condensed consolidated balance sheets as of June 30, 2025, while others are considered future commitments. Our contractual obligations primarily consist of cancelable purchase commitments with various parties to purchase goods or services, primarily miners and equipment, entered into in the normal course of business and operating leases. For information regarding our other contractual obligations, refer to Note 14 - Commitments and Contingencies in this Quarterly Report on Form 10-Q for the period ended June 30, 2025, and Note 18 - Commitments and Contingencies included in our Annual Report on Form 10-K as filed with the SEC on December 3, 2024.

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

Operating Activities

The Company generates non-cash revenue through mining bitcoin, which it retains the majority based on its long-term value strategy, while funding all operating expenses with cash. As a result, net cash used in operating activities for the nine months ended June 30, 2025 was $341,623 primarily due to cost of revenues of $245,842, payroll expenses of $52,522 and general and administrative expenses of $38,356, in spite of a net income of $365,389, due to the increase of the non-cash gains in the held bitcoin balance. Changes in operating assets and liabilities used a net total of $8,833 of cash.

Operating activities from continuing operations for the nine months ended June 30, 2024, resulted in a net cash outflow of $150,539. This was primarily driven by net income of $83,598, which included significant non-cash revenue and gains, in the form of bitcoin. The non-cash adjustments to reconcile net income to net cash included $102,761 for depreciation and amortization and $22,696 for stock-based compensation, offset by $289,693 of non-cash bitcoin mining revenues. Additionally, changes in operating assets and liabilities resulted in a net cash outflow of $6,835.

Investing Activities

Investing activities from operations used $441,154 during the nine months ended June 30, 2025, as compared with using $503,698 for the nine months ended June 30, 2024. Our payments on miners (including miner deposits) of $382,285, purchase of fixed assets of $133,986, and payment for the asset acquisition of the LaFayette, Tennessee, and Twin Cities locations of $1,413, $8,105, and $5,490, respectively were the main components of our investing cash outflow for the nine months ended June 30, 2025. This was partly offset by cash received from proceeds from the sales of bitcoin of $127,625, the acquisition of GRIID of $1,411 and by cash proceeds received from the sale of miners of $42,832.

Financing Activities

Cash flows generated from financing activities of continuing operations during the nine months ended June 30, 2025 amounted to $696,514 compared to $754,624 for the nine months ended June 30, 2024. Our cash flows from financing activities for the nine months ended June 30, 2025 consisted primarily of proceeds from the convertible note and line of credit totaling $812,195 and proceeds from underwritten offerings of $186,808, partially offset by the repurchase of common stock of $145,000, aggregate payments for capped call transactions of $90,350, and payments on loans in the amount of $58,513. Our cash flows from financing activities for the nine months ended June 30, 2024 mainly consisted of proceeds from underwritten offerings of $780,043.

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

At June 30, 2025, the Company held approximately 10,075 bitcoin on hand and the equivalent of 2,533 bitcoins receivable as a result of collateral held by third parties. As of June 30, 2025, the fair value of a single bitcoin was approximately $107,173, causing the fair value of the Company's bitcoin holdings and receivable from collateral on that date to approximate $1,080 and $271 million, respectively. A 10% increase or decrease in the fair value of bitcoin as of June 30, 2025, would have increased or decreased the total cash value that could be realized if the Company were to sell its bitcoin and related receivables by approximately $135 million in total.

Market Price Risk of Bitcoin-Linked Derivative Instruments.

As of June 30, 2025, we held bitcoin-linked derivative assets with a combined fair value of approximately $7.7 million. A 10% change in the fair value of these derivative instruments, holding all other variables constant, would result in an approximate $0.8 million increase or decrease in the total fair value of the derivatives and a corresponding impact to net income.

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

On October 30, 2024, the Company completed its acquisition of GRIID. The Company is currently integrating GRIID into our overall internal control over financial reporting process and, consistent with interpretive guidance issued by the Staff of the SEC, is excluding the business from our evaluation of disclosure controls and procedures as of June 30, 2025. In accordance with such guidance, an assessment of recent business combinations may be omitted from management’s assessment of internal control over financial reporting for one year following the acquisition. This acquisition constituted approximately 5% of the Company’s total consolidated assets and approximately 12% of the Company’s consolidated revenues are generated from the locations acquired from GRIID as of and for the nine months ended June 30, 2025, respectively.

Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2025, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting described below.

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

Material weakness design of property plant and equipment and deposits on miners

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

Changes in Internal Control over Financial Reporting

The Company is integrating GRIID into our overall internal control over financial reporting process. At this time, we anticipate that the scope of our assessment of our internal control over financial reporting for our fiscal year ending September 30, 2025 will include GRIID’s internal control over financial reporting. Except for the remedial measures described above, and the GRIID Acquisition, there have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In accordance with ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), we expect that the 2030 Notes will be reflected as a liability on our balance sheet, with the initial carrying amount equal to the principal amount of the 2030 Notes, net of issuance costs. The issuance costs are amortized into interest expense over the term of the 2030 Notes. As a result of this amortization, the interest expense recognized for the 2030 Notes for accounting purposes will be greater than the cash interest payments paid on the 2030 Notes, which will result in lower reported income.

In addition, we expect that the shares underlying the 2030 Notes are reflected in our diluted earnings per share using the “if converted” method, in accordance with ASU 2020-06. Under that method, diluted earnings per share would generally be calculated assuming that all the 2030 Notes were converted solely into shares of common stock at the beginning of the reporting period, unless the result would be anti-dilutive. The application of the if-converted method may reduce our reported diluted earnings per share, and accounting standards may change in the future in a manner that may adversely affect our diluted earnings per share.

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

Further, we have faced complications related to the import of our miners and other mining equipment in the past and may again in the future. The global supply of miners is unpredictable and presently heavily dependent on manufacturers headquartered in China, with manufacturing in Asia, which was severely affected by the emergence of the COVID-19 pandemic. We currently utilize several types of ASIC miners as part of our mining operation, including Bitmain Antminers, Canaan Avalon miners and MicroBT WhatsMiners, all of which are produced in China, Malaysia, Indonesia or Thailand. Geopolitical matters, including the relationship of the U.S. with other countries, trade restrictions and tariffs, or the threat of trade restrictions or tariffs, may impact our ability to import miners or other equipment necessary for our operations. In addition, officials of CBP have broad discretion regarding products imported into the United States, and the CBP has on occasion, and may again in the future, detained and/or seized imported miners and other equipment necessary to the operation of our miners, which has resulted in significant costs to us. Further, on or about May 27, 2025, we began receiving invoices from CBP asserting Chinese origin import tariffs on miner purchases made in early 2024. In the event that CBP were to successfully defend these tariffs and apply them to all previously imported miners, our total tariff liability could rise to approximately $185 million, not including statutory interest. Refer to Note 14 - Commitments and Contingencies for more information on the Company’s assessment of its potential liability in connection with this matter. If any of our mining equipment is detained and/or seized again in the future, we may not be able to obtain adequate replacement parts for our existing miners and other equipment or obtain additional miners and other equipment from manufacturers on a timely basis, or at all. Further, if we are unable to adequately resolve the allegations regarding the country of origin of our mining equipment, the tariffs imposed on our mining equipment could significantly increase, thereby increasing the cost of our miner purchases. Such events could have a material adverse effect on our business, prospects or operations and potentially the value of any bitcoin we mine or otherwise acquire or hold for our own account, and harm investors.

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

Some of the markets in which we may effect transactions in bitcoin will not be “exchanged-based”, including “over-the-counter” or “interdealer” markets (i.e., principal-to-principal contracts between us and third parties entered into privately, rather than on an exchange). As a result, we are not afforded the regulatory and financial protections of an exchange or its clearinghouse (or of the government regulator that oversees such exchange and clearinghouse), and in privately negotiated transactions, the risk of the negotiated price deviating materially from fair value is substantial. This exposes us to the risk that a counterparty will not settle a transaction in accordance with its terms and conditions because of a dispute over the terms of the contract (whether or not bona fide) or because of a credit or liquidity problem, thus causing us to suffer a loss. Such “counterparty risk” is accentuated for contracts with longer maturities where events may intervene to prevent settlement, or where we have concentrated our transactions with a single or small group of counterparties. Furthermore, there is a risk that any of our counterparties could become insolvent and/or the subject of insolvency proceedings. If one or more of our counterparties were to become insolvent or the subject of insolvency proceedings, there exists the risk that the recovery of bitcoin from our counterparties, including but not limited to, broker-dealers, will be delayed or be of a value less than the value of the bitcoin originally entrusted to such counterparty.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Plans

For the nine months ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 arrangement” as defined in Item 408(c) of Regulation S-K.

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

CleanSpark, Inc.

Date: August 7, 2025	By: /s/ Zachary K. Bradford Zachary K. Bradford Title: Chief Executive Officer (Principal Executive Officer and Director)

Date: August 7, 2025	By: /s/ Gary A. Vecchiarelli Gary A. Vecchiarelli Title: Chief Financial Officer (Principal Financial Officer)

Date: August 7, 2025	By: /s/ Brian Carson Brian Carson Title: Chief Accounting Officer (Principal Accounting Officer)