Form 10-K
period 2025-09-30
CLEANSPARK, INC.
filed 2025-11-25
CIK 827876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2025

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes [ ] No [X]

The aggregate market value of the common stock held by non-affiliates as of March 31, 2025 (the last business day of the registrant's most recently completed second fiscal quarter), was approximately $1,967,000,000 based on the per share closing price as of March 31, 2025 quoted on the Nasdaq Capital Market for the registrant’s common stock, which was $6.72.

As of November 19, 2025, there were 255,583,445 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement to be delivered to its stockholders in connection with the registrant’s 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Such definitive proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

CLEANSPARK, INC.

TABLE OF CONTENTS

Form 10-K for the Fiscal Year Ended

September 30, 2025

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain statements that are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements may include terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or comparable terminology. These forward-looking statements include, but are not limited to, statements regarding future operating results, potential risks pertaining to these future operating results, future plans or prospects, anticipated benefits of proposed (or future) acquisitions, dispositions and new facilities, growth, the capabilities and capacities of business operations, any financial or other guidance, expected capital expenditures and all statements that are not based on historical fact, but rather reflect our current expectations concerning future results and events. These forward-looking statements are based on management’s current expectations, estimates, forecasts, and projections about our business and the industry in which we operate, as well as the economy, trends and other future conditions, are subject to significant risks and uncertainties, and are subject to changes based on various factors, some of which are beyond our control. Therefore, we can give no assurance that the results implied by these forward-looking statements will be realized. Furthermore, the inclusion of forward-looking statements should not be regarded as a representation by the Company or any other person that future events, plans or expectations contemplated by the Company will be achieved. The following important factors, among others, could affect future results and events, causing those results and events to differ materially from those expressed or implied in our forward-looking statements:

•
high volatility in the value attributable to our business;
•
the rapidly changing regulatory and legal environment in which we operate, which may lead to unknown future challenges to operating our business or which may subject our business to added costs and/or uncertainty regarding our ability to operate;
•
our ability to execute on our evolving business model and strategy, including our ability to diversify and expand into the market for high-performance computing (“HPC”) and artificial intelligence (“AI”) solutions and data centers;
•
our limited experience with respect to new markets we are entering, including the market for HPC and AI services;
•
our ability to compete with our new HPC and AI services competitors, as we will face a greater degree of competition compared to the bitcoin mining market;
•
our ability to successfully integrate our newly acquired operations, including an acquisition in Texas completed in October 2025;
•
our ability to complete a definitive agreement to fully establish a partnership with our latest collaborator in the AI market, Submer Technologies (“Submer”);
•
the impacts of evolving global and U.S. trade policies and tariff regimes, including that there is uncertainty as to whether the Company will face materially increased tariff liability in respect of miners purchased since 2024 and in the future;
•
our ability to maintain profitability in the future;
•
the availability of financing opportunities, risks associated with economic conditions;
•
economic dependency on regulated terms of service and power rates;
•
our dependency on continued growth in blockchain and bitcoin usage;
•
our ability to keep pace with technology changes and competitive conditions;
•
security and cybersecurity threats and hacks;
•
our reliance on a third-party mining pool service provider for our mining revenue payouts;

•
our dependency on third parties to maintain our cold and hot wallets that hold our bitcoin;
•
changes to bitcoin mining difficulty;
•
our reliance on a limited number of key employees;
•
changes in network and infrastructure;
•
our ability to repay our Notes (as defined below) upon their maturity, unless earlier converted, redeemed or repurchased in accordance with their terms;
•
bitcoin’s halving;
•
risks relating to our in-house function to trade, for our own account, the bitcoin we have mined, and hedge risk relating to our bitcoin holdings; and
•
other risks and uncertainties discussed under the caption “Risk Factors” in this Annual Report on Form 10-K.

For a further list and description of various risks, factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the Risk Factors and Management’s Discussion and Analysis of Financial Condition and Results of Operations sections contained in this document, and any subsequent reports on Form 10-Q and Form 8-K, and other filings we make with the U.S. Securities and Exchange Commission (“SEC”). Given these risks and uncertainties, the reader should not place undue reliance on these forward-looking statements.

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

Overview

CleanSpark is a data center developer, until recently focused exclusively on bitcoin mining. We independently own, lease and operate a large portfolio of data centers and power assets across the United States with locations in Georgia, Tennessee, Mississippi and Wyoming for a total contracted power capacity of approximately 1,027 megawatts (“MW”) as of September 30, 2025. We intend to continue our growth in these regions and are actively developing plans for additional capacity in these states and other domestic regions. We have no intention to mine, purchase or hold any crypto assets other than bitcoin at this time or in the foreseeable future, and we did not hold any other crypto asset as of September 30, 2025.

We design our infrastructure to efficiently, profitably and responsibly secure and support both bitcoin mining and AI and HPC workloads. We are currently analyzing our portfolio and pipeline of potential new developments and expansions of existing sites to identify opportunities for the maximum return on investment, which may include bitcoin mining, AI and HPC hosting and leasing, or a combination of both. We cultivate trust and transparency among our employees and the communities where we operate.

Through CleanSpark and our wholly owned subsidiaries, we have operated in the bitcoin mining sector since December 2020. We had an independent bitcoin mining operation in Massena, NY subject to a hosting agreement that operated 50 MW, which expired on December 31, 2024. The parties commenced wind-down procedures upon expiration.

Bitcoin Mining

Bitcoin mining has historically been our principal revenue generating business activity. Bitcoin was introduced in 2008 with the goal of serving as a digital means of exchanging and storing value. Bitcoin depends on a consensus-based network and a public ledger called a “blockchain,” which contains a record of every bitcoin transaction ever processed. The bitcoin network is the first decentralized peer-to-peer payment network powered by users participating in the consensus protocol, with no central authority or intermediaries, that has wide network participation. The authenticity of each bitcoin transaction is protected through digital signatures that correspond with addresses of users that send and receive bitcoin. Users have full control over remitting bitcoin from their own sending addresses. All transactions on the bitcoin blockchain are transparent, allowing those running the appropriate software to confirm the validity of each and every transaction. To be recorded on the blockchain, each bitcoin transaction is validated through a proof-of-work consensus method, which entails demonstrating sufficient computation through the “proof of work” process to validate transactions and post them on the blockchain. This process is called mining. Miners are rewarded with bitcoins, both in the form of newly created bitcoins and transaction fees paid in bitcoin, for successfully constructing a block with the required network difficulty and disseminating that block to the global network of nodes. The mining process now represents the largest distributed computing network on Earth due to demand for bitcoin, the commodity, and the revenues associated with securing it.

Factors such as access to specialized mining servers, energy, electricity cost, environmental factors (such as cooling capacity) and location play important roles in mining. As of September 30, 2025, our operating mining units produced an average computing power of 45.6 exahash per second (“EH/s”), reaching a peak of 50 EH/s during the period. In bitcoin mining, “hashrate” is a measure of the computing and processing power and speed by which a mining computer mines and processes transactions on the bitcoin network. We expect to continue increasing our computing power through calendar year 2025 and beyond as we expand infrastructure at our owned sites in Tennessee and across our portfolio of data centers in Georgia, Mississippi, and Wyoming, while also pursuing regional expansion opportunities and evaluating strategic acquisition targets. A company’s computing power, measured in hashrate, is a significant driver of its bitcoin mining revenue, and when compared to the global hashrate, determines the company’s market share, making hashrate one of the most important metrics for evaluating bitcoin mining companies.

We owned approximately 336,544 miners, of which approximately 241,934 were in service as of September 30, 2025. The remainder primarily consists of new machines that are ready for installation at expansion sites, are under evaluation for relocation, or are awaiting repair. Our miners have an average age of approximately 15 months. We estimate the useful lives of our miners to be three years, reflecting a change made in fiscal year 2024. We do not have scheduled downtime for our miners; however, we periodically perform unscheduled maintenance and curtailments on our miners, but such downtime has not historically been significant. When performing unscheduled maintenance, we will typically replace the miner with a substitute miner to limit overall downtime. The miners in service as of September 30, 2025 had a range of energy efficiency (watts per terahash, “W/TH”) of 13.5 to 29.5 W/TH with an average operating energy efficiency of 16.7 W/TH.

We obtain bitcoin as a result of our mining operations by contributing all of our computing power to a single mining pool operator, who is currently our sole customer. The contract with our mining pool operator is terminable at any time by either party. In exchange for providing computing power to the pool, we earn variable consideration in the form of bitcoin rewards, calculated using a predetermined formula agreed upon with the operator. This consideration is constrained until we can reasonably estimate the amount of mining rewards by the end of each day based on actual computing power contributed. At that point, we determine that a significant revenue reversal is unlikely and include such consideration in the transaction price. Providing computing power is an output of our ordinary activities and represents the sole performance obligation in our arrangement with the pool. We recognize revenue when the variable consideration is no longer constrained and our performance obligation is satisfied. As a result, we do not disaggregate revenue into block rewards and transaction verification fees.

We sell bitcoin from time to time to support operations and strategic growth and may also use bitcoin as collateral for lending arrangements. In April 2025, we launched our institutional-grade in-house trading function as we shift to a balanced approach between monetizing new production and building long-term holdings, and we plan to continue to integrate these strategies into our regular treasury management activities. As part of this strategy, we began entering into bitcoin-linked derivative contracts to economically hedge the volatility of bitcoin prices and to generate liquidity in support of core operating activities. These contracts serve as a strategic alternative to selling bitcoin directly and are intended to monetize our bitcoin holdings while managing exposure to adverse price movements. The types of derivatives utilized for this purpose may include bitcoin futures, options, and other structured instruments. These contracts are typically short-term in nature and may be cash-settled or settled in-kind. Treasury management activities may serve cash management, strategic growth, or bitcoin balance hedging, incremental other income or other general corporate purposes. Currently, we do not follow a prescribed formula or methodology for when or how much bitcoin to sell; instead, management makes these decisions based on working capital needs, real-time market conditions, and broader strategic considerations. We have begun to use a substantial portion of the bitcoin we mine to fund operations and to fund capital expenditures.

For the fiscal year ended September 30, 2025, we mined approximately 7,873 bitcoins, net of mining pool fees, representing a decrease of 11.0% compared to the 7,092 bitcoins mined in fiscal year 2024. This reduction was primarily due to the April 2024 bitcoin halving, which cut the per-block reward by 50%. Despite the halving, we nearly matched our prior-year production by significantly expanding our operational footprint, demonstrating the scalability and resilience of our mining strategy.

Through CleanSpark and our wholly owned subsidiaries, we maintain real property holdings associated with our bitcoin mining operations. A complete list of our subsidiaries is filed as Exhibit 21.1 to this Form 10-K.

AI and HPC Hosting

Leveraging our power optimization, land acquisition, engineering, operations and construction expertise, we have been actively pursuing opportunities to develop portions of our sites and power pipeline for AI and HPC hosting and leasing. The expansion of AI, HPC and the increasing electricity requirements required for AI and HPC data centers make our data centers attractive to hyperscalers and other AI and HPC companies. This diversification strategy reflects our commitment to leveraging our expertise in energy management, data center operations and large-scale computing infrastructure to address rapidly growing demand in AI and HPC markets.

In October 2025, we added Jeffrey Thomas to our leadership team as Senior Vice President of AI Data Centers. Mr. Thomas is a global infrastructure veteran with over 40 years of leadership experience across the UK, US, Europe, Africa, and the Middle East. In October 2025, we also announced that we are working with Submer, a global leader in sustainable, modular AI center design and construction to evaluate opportunities for future collaboration. The partnership is intended to enable us to focus on our core strengths in power and infrastructure while Submer delivers specialized cooling and deployment capabilities to support next-generation AI infrastructure at gigawatt scale.

Additionally, at the end of October 2025, we announced that we acquired rights to approximately 271 acres of land in Austin County, Texas and executed long-term power supply agreements totaling 285 megawatts to support the development of a next-generation data center campus. We believe this transaction positions us to deliver scalable, resilient, and energy-efficient capacity to meet accelerating demand from AI, cloud, and enterprise workloads.

In addition, our existing 620 MW platform in Georgia provides a strong foundation for retrofit and dual-purpose compute deployment.

We are currently exploring other opportunities to expand some of our properties into HPC or AI data centers and to acquire properties for these purposes.

While we intend to continue our bitcoin mining operations, our entry into the AI and HPC sectors may result in the reallocation of resources, including power capacity and capital investment, toward supporting these new initiatives. This expansion is expected to enhance our long-term revenue potential but may also introduce operational complexity, require significant upfront investment and subject us to additional regulatory and operational risks.

Markets, Geography and Major Customers

Bitcoin is a global store of value and a medium of exchange used by people across the world as an asset and to conduct daily transactions. Mining bitcoin supports the global bitcoin blockchain and the millions of people that depend on it for economic security and other benefits. Strictly speaking, there is no customer market for mining bitcoin but we consider our mining pool operator a customer because it compensates us for providing processing power to the mining pool (see Part I, Item 1A., “Risk Factors”—“Our reliance on a third-party mining pool service provider for our mining revenue payouts may adversely affect an investment in us.”). Our data centers are also well-suited to support hyperscale cloud providers, AI providers, and various other technology companies. We are in the process of developing our customer base in relation to our HPC and AI services business through our data centers.

We own and operate our own facilities and do not lease our facilities to other mining companies or private individuals that mine. Our wholly-owned operations are located in the State of Georgia, Tennessee, Mississippi and Wyoming in the United States. We previously maintained a hosting relationship with a facility in New York State through an agreement with Coinmint, LLC. This agreement was not renewed and expired on January 1, 2025, after which all hosted operations ceased.

The Company continues to operate its established bitcoin mining business while exploring opportunities to leverage certain of its facilities, particularly those in Georgia, for its expanding HPC and AI services initiatives.

Georgia Operations

As of September 30, 2025, our Georgia facilities have a developed data center infrastructure backed by approximately 620 MW, which supports an operational hashrate of 27.02 EH/s. Our Georgia operations are geographically spread across ten cities.

Mississippi Operations

As of September 30, 2025, our Mississippi facilities have a developed data center infrastructure backed by approximately 63 MW, which supports an operational hashrate of 2.63 EH/s. Our Mississippi operations are located in four cities.

Tennessee Operations

As of September 30, 2025, our Tennessee facilities have a developed data center infrastructure backed by 234 MW, which supports an operational hashrate of 12.43 EH/s. We operate ten wholly owned mining locations in Tennessee, including three sites acquired through our October 2024 acquisition of GRIID Infrastructure, Inc.

Wyoming Operations

As of September 30, 2025, we operate two wholly owned mining facilities in Wyoming, both of which utilize immersion cooling technology to enhance efficiency and performance. Together, these sites are backed by approximately 110 MW of data center infrastructure power, which supports an operational hashrate of 3.52 EH/s.

Texas Operations

On October 27, 2025, the Company acquired approximately 271 acres in Austin County, Texas, and executed long-term power agreements totaling 285 megawatts to support a new data center campus. The site is intended to provide additional capacity for future high-performance computing operations.

The table below summarizes our portfolio of operating locations as of September 30, 2025.

State	MWs Operational	EH/s Operational	Number of mining locations
Georgia	620	27.02	15
Mississippi	63	2.63	5
Tennessee	234	12.43	11
Wyoming	110	3.52	2
Total	1,027	45.60	33

Distribution, Marketing and Strategic Relationships

We have developed strategic relationships with well-established companies in key areas, including utilities, traditional and renewable energy, infrastructure, construction, and bitcoin mining equipment procurement.

In April and May 2025, we executed agreements with Bitmain Technologies Delaware Limited (“Bitmain”), one of our key mining equipment suppliers, to acquire new-generation miners under terms that allowed payment in bitcoin at negotiated premiums to prevailing market prices. As part of these transactions, we secured embedded options to repurchase the transferred bitcoin at the same premium prices, providing additional flexibility in managing our bitcoin holdings. These arrangements reflected our ability to leverage supplier relationships to structure mutually beneficial terms, including innovative settlement mechanisms and optionality features.

We believe these arrangements strengthen our infrastructure growth pipeline, enhance optionality in treasury management, and reinforce the depth of our strategic supplier relationships. Additional details, including specific pricing, payment schedules, and related derivative positions, are provided in Note 9 - Investments and Derivatives to our Consolidated Financial Statements.

As mentioned above, in October 2025, we announced that we are working with Submer, a global leader in sustainable, modular AI center design and construction to evaluate opportunities for future collaboration. The partnership is intended to enable us to focus on our core strengths in power and infrastructure while Submer delivers specialized cooling and deployment capabilities to support next-generation AI infrastructure at gigawatt scale. CleanSpark and Submer acknowledge the fast-moving nature of the sector and have agreed to collaborate under a non-binding framework to evaluate opportunities for a definitive agreement and the development of AI data centers in North America.

Materials and Suppliers

We engage in high efficiency bitcoin mining by using Application-Specific Integrated Circuits (“ASICs”). These specialized computers, often called miners, have few manufacturers. Most of the machines we purchased this year were manufactured by Bitmain Technologies Delaware Limited (“Bitmain”), one of the leading manufacturers of bitcoin miners.

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

Inflationary pressures impact virtually all aspects of our materials and suppliers, including power prices, and could impact our fiscal year ending September 30, 2025. In addition, changes to U.S. import tariffs or other trade restrictions on mining equipment and related components could affect the cost and timing of our infrastructure expansion. We monitor tariff developments closely and may utilize strategies such as bonded-warehouse staging or sourcing from alternative manufacturing locations to help mitigate potential impacts.

Environmental Issues

No significant pollution or other types of hazardous emissions result from our direct operations, and it is not anticipated that our operations will be materially affected by federal, state or local provisions concerning environmental controls. Our costs of complying with environmental, health and safety requirements have not historically been material.

Some local, state and federal policymakers have expressed concerns over the energy consumption of data centers, including those supporting bitcoin mining, HPC, AI workloads, and the ancillary effects on the environment from that energy consumption. These concerns generally relate to grid reliability, carbon emissions and water usage for cooling. We carefully monitor existing and pending climate change legislation, regulation and international treaties or accords for any material effect on our business or markets that we serve, our operational results, our capital expenditures or our financial position.

We purchase energy from the electrical grid, and our energy mix varies from each period based on a variety of factors including weather, temperature, demand and how the grid operator ultimately procures and utilizes energy resources. Historically, one of our strategies had been to prioritize sustainable and environmentally friendly sources of energy, including nuclear energy sources. However, as we have accelerated our expansion efforts, including through multiple acquisitions of companies and assets, where we have focused on reliability and cost of the power, our overall energy source mix has changed, subject to the factors mentioned above. As a result, our current sources of energy include a significant portion of both non-carbon sources (including hydro, nuclear, wind and solar) and carbon sources (including coal and natural gas). We do not, however, currently have sufficient data to quantify the current energy mix at each of our sites, and any such data we receive is subject to the timing and details of the energy source mix information disclosed by our energy providers, including portions of the energy mix which are not disclosed by the energy providers.

Competition

Bitcoin mining is a global activity. During fiscal year 2021, a majority of bitcoin mining occurred in China. After China banned bitcoin mining in May 2021, the center of mining moved to North America. Bitcoin mining by its nature is a competitive business; all miners compete for the same number of bitcoin rewards. Our competitors include large, publicly listed mining companies, large private mining companies, and, in some cases, independent, individual miners who pool resources. We define our principal competitors as other publicly traded bitcoin miners because there is widely available information about their operations. We believe our principal competitive advantages include our energy background, and the efficiency of our mining fleet and our operational expertise in managing uptime of our owned and operated facilities. We strategically use bitcoin we mine as a store of value, to fund operational growth and the use of bitcoin as collateral for borrowing activities. We are dedicated to working with communities to help stabilize energy usage to capture stranded power that can assist with reducing power rates for residential purchasers of power. Within North America, our major competitors include:

•
MARA Holdings, Inc.;
•
Riot Platforms, Inc.;
•
Core Scientific, Inc.;
•
Bitfarms Ltd.;
•
IREN Limited;
•
Cipher Mining Inc.; and
•
TeraWulf Inc.

As we expand into the development and operation of large-scale data centers supporting HPC and AI workloads, we also face competition from established data-center operators and infrastructure providers with significant capital resources and long-term power supply commitments. These competitors include Equinix, Inc., Digital Realty Trust, Inc., and CoreWeave, Inc., among others, as well as certain of our bitcoin mining competitors. We compete in this market for access to suitable land and power, engineering talent, and customers seeking scalable, energy-efficient data-center capacity.

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

State regulation of bitcoin mining is important with respect to where we conduct our mining operations. The majority of our mining facilities are located in Georgia, Mississippi and Tennessee, which have favorable regulatory environments for bitcoin miners. We also had co-location operations in New York, which had generally been more aggressive in its regulation of bitcoin mining. We terminated our agreement with our hosting facility in New York, and, effective January 1, 2025, we no longer maintained any co-location activities in the state.

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

AI and HPC Hosting

As we expand into the development and operation of large-scale data centers supporting HPC and AI workloads, our facilities are subject to various laws, ordinances and regulations. The development of advanced AI systems has raised concerns about possible misuse, bias, and the displacement of human workers. Governments and regulatory bodies are considering measures to ensure responsible development and deployment of AI systems, including guidelines for transparency, accountability, and fairness.

We are monitoring evolving federal, state, and municipal policies that impact data center operations, including energy efficiency mandates, property regulations, and reporting and disclosure requirements. For additional discussion regarding our belief about the potential risks existing and future regulation pose to our business, see Part I, Item 1A. “Risk Factors” beginning on page 13 of this Annual Report on Form 10-K.

Protection of Bitcoin Assets

Our share of bitcoins mined from our pool is initially received by us in wallets we control, which are maintained by Coinbase, Inc. (“Coinbase”), a U.S.-based digital assets exchange. We sell portions of the bitcoin we mine and utilize hot wallets to hold this bitcoin immediately prior to selling for working capital purposes. We hold any remainder of our bitcoin in cold storage. Bitcoin held in cold storage is reconciled monthly and associated with unique blockchain addresses, with their activity recorded on the blockchain. For security reasons, Coinbase does not disclose the geographic location of its cold storage wallets to its customers. Our custody agreement with Coinbase provides that Coinbase will obtain and maintain at its sole expense insurance coverage in such types and amounts as are commercially reasonable for the custodial services provided under the custody agreement. We do not carry additional insurance coverage on our bitcoin holdings. Further, we are not aware of any insurance providers or other third parties (e.g. auditors) having inspection or other verification rights associated with digital assets held in storage.

Bitcoins we mine or hold for our own account may be subject to loss, theft or restriction on access. Hackers or malicious actors may launch attacks to steal, compromise or secure bitcoins, such as by attacking the bitcoin network source code, exchanges, miners, third-party platforms (including Coinbase), cold and hot storage locations or software, or by other means. We may be in control and possession of substantial holdings of bitcoin, and as we increase in size, we may become a more appealing target of hackers, malware, cyberattacks or other security threats.

See Part I, Item 1C. “Cybersecurity” of this Annual Report on Form 10-K.

Insurance

We have property insurance coverage for our bitcoin miners under a multi-tiered insurance program for a total of $200,000 in limits. This insurance coverage covers all of our bitcoin miners and includes earthquake and flood insurance with a $5,000 limit. Storm, wind and hail coverage is also included within the $200,000 policy limit. The Company also maintains cybersecurity liability insurance with a $5,000 aggregate limit to provide protection against certain data security, privacy, and network interruption events. We do not maintain Business Interruption Coverage, which is currently not commercially available for bitcoin mining companies. We engage our insurance broker annually to solicit underwriters to provide proposals to renew our current coverage or update our policies to meet our needs, prior to the policies’ expiration on November 1 of each year.

Human Resources

We believe that our future success depends, in no small part, on our ability to continue to attract, hire and retain qualified personnel. As of September 30, 2025, we had 314 staff members, all located in the United States, of which 309 were full time. We believe that we have adequate personnel and resources with the specialized skills required to successfully carry out our operations. Employees participate in equity incentive plans and receive generous compensation in the form of salary and benefits. We continually seek to hire and retain talented professionals, although the competition for such personnel in our segments is significant. None of our employees are represented by a labor union, and we have never experienced a work stoppage. We believe we have a strong and engaging relationship with our employees.

We cultivate trust and transparency among our employees, the communities we operate in and the people around the world who depend on bitcoin as we jointly strive to build the infrastructure of the future.

Company Information

CleanSpark, Inc. is a Nevada corporation, and the Company’s principal executive offices are located at 10624 S. Eastern Ave., Suite A-638, Henderson, Nevada 89052. The Company was formerly known as Stratean Inc. and changed its name to CleanSpark, Inc. in November 2016. We maintain a corporate website at www.cleanspark.com. The Company may use its website and social media accounts, including X (formerly Twitter) at x.com/cleanspark_inc and LinkedIn at linkedin.com/company/cleanspark-inc, as additional means of communicating general information about the Company. Investors should rely only on information included in the Company’s filings with the SEC when making investment decisions.

Information contained on our website or social media accounts is not incorporated by reference into, and should not be considered part of, this Annual Report on Form 10-K.

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
•
our increasing focus on diversification into constructing and operating data centers for AI and HPC companies, as well as bitcoin mining, and the potential regulatory issues with entering into this new business;
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
•
our business expansion into AI and HPC services may be capital intensive;
•
our current dependence on the price of bitcoin to achieve profitability, which has historically been volatile;
•
our limited operating history and history of operating losses and negative cash flow;
•
our exposure to pricing risk and volatility associated with the value of bitcoin;
•
our reliance on a third-party mining pool service provider for our mining revenue payouts;
•
the possibility that banks and financial institutions may not provide services to businesses that engage in cryptocurrency-related activities;
•
bitcoins we mine or hold for our own account may be subject to loss, theft or restriction on access;
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
•
increased scrutiny and changing expectations from stakeholders with respect to Environmental, Social, and Governance (“ESG”) practices and the impacts of climate change;
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
•
our limited insurance protection exposes us and our stockholders to the risk of loss of our bitcoin for which no person is liable;
•
our mining operations are subject to risks of technological obsolescence, reliance on a vulnerable global supply chain for cryptocurrency hardware, potential trade restrictions and difficulty in obtaining new hardware, each of which could materially impact our business and increase our costs; and
•
our bitcoin treasury function exposes us to speculative trading activities, dependence on financial intermediaries, lack of exchange protections in over-the-counter transactions and heightened counterparty and insolvency risks when using both U.S. and non-U.S. counterparties.

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
•
the U.S. political and economic environment could materially impact our operations, including uncertainty surrounding potential regulatory and policy changes by the current presidential administration, such as the establishment of a strategic bitcoin reserve, laws and regulations pertaining to the digital asset markets, changes to mining difficulty or network rules, and new tariffs or trade restrictions on imported mining equipment;
•
regulations and taxes that target energy could increase our cost and adversely affect our business; and
•
regulatory developments surrounding AI and HPC may negatively impact our efforts to expand into AI and HPC hosting.

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
•
provisions in the Nevada Revised Statutes and our bylaws could make it very difficult for an investor to bring any legal actions against our directors or officers for violations of their fiduciary duties or could require us to pay any amounts incurred by our directors or officers in any such actions;
•
the capped call transactions entered into in connection with the 2030 Notes (as defined below) may affect the value of the 2030 Notes and the market price of our common stock;
•
we are subject to counterparty risk with respect to the capped call transactions, as the option counterparties are financial institutions whose default or insolvency could materially harm us;
•
the issuance, conversion, or exercise of convertible notes and other convertible securities, options, and warrants will dilute our stockholders’ ownership; and
•
the accounting treatment for convertible debt securities such as the Notes, including recognition of higher non-cash interest expense, inclusion of shares in diluted earnings per share, and potential reclassification of the Notes as a current liability, may materially impact our reported results of operations and financial condition.

Risks Related to Our Business

Our future success is difficult to predict because we operate in emerging and evolving industries that are subject to volatile and unpredictable cycles.

The bitcoin mining, data center and related industries are emerging and evolving, which may lead to period-to-period variability in our operating results and may make it difficult to evaluate our future prospects. If we are not able to timely and appropriately adapt to changes in our business environment or to accurately assess where we are positioned within a business cycle, our business, financial condition or results of operations may be materially and adversely affected.

The markets in which we participate are highly competitive, and as we enter new markets, we are competing against companies with greater resources and capitalization.

We compete in the highly competitive market for certain operational aspects of our bitcoin mining business, including, but not limited to, the acquisition of new miners, obtaining the lowest cost of electricity, obtaining clean energy sources, obtaining access to energy sites with reliable sources of power and evaluating new technology developments in the industry. Evolving industry standards, rapid price changes and product obsolescence impact the market and its various participants, including us. Our competitors include many domestic and foreign companies, many of which have substantially greater financial, marketing, personnel and other resources than we do, which may cause us to be at a competitive disadvantage. The success of our bitcoin mining business will be dependent upon our ability to purchase additional miners, adapt to changes in technology in the industry and to obtain sufficient energy at reasonable prices, amongst other things.

As we enter the HPC and AI services market, we face significant competition, which may adversely affect the occupancy and rental rates of our data centers. We now compete with numerous data center providers globally. Some of our competitors and potential competitors have significant advantages over us, including more ready access to capital which allows them to respond more quickly to new or changing opportunities. Our growth depends in part on external sources of capital which are outside of our control.

We have an evolving business model and strategy, which includes an increasing focus on diversifying into constructing and operating data centers for AI and HPC companies, in addition to our bitcoin activities.

To remain current in a digital assets industry that is rapidly evolving, we expect the services and products associated with such activities to continue to evolve and accordingly, our business model may also need to evolve.

Our growth strategy includes exploring expansion and diversification of our revenue sources into new markets. For example, we are increasing our focus on diversifying into constructing and operating data centers for AI and HPC companies, including through our acquisition of properties and assets in Texas. We cannot offer any assurance that these or any other modifications will be successful or will not result in harm to the business, damage our reputation or limit our growth. Such modifications may increase the complexity of our business and place significant strain on our management, personnel, operations, systems, technical performance, financial resources and internal financial control and reporting functions. Moreover, we may not be able to manage growth effectively, which could damage our reputation, limit our growth and adversely affect our operating results. Further, we cannot provide any assurance that we will successfully identify all emerging trends and growth opportunities within the digital assets industry, the AI and HPC market or other markets we seek to expand into, and we may lose out on such opportunities. Additionally, any such changes to our business model or strategy could subject us to additional regulatory scrutiny and requirements, including licensing and permitting requirements. Any of the foregoing could have a material adverse effect on our business, prospects, financial condition and operating results.

Our expansion into AI and HPC may divert resources from our core bitcoin mining operations, limit our power capacity for mining, and introduce operational complexity.

While we intend to continue our bitcoin mining operations, the allocation of resources to support AI and HPC development may reduce the capital, personnel, infrastructure and power capacity available for our mining business. In particular, diverting future power capacity to AI and HPC workloads may limit our ability to deploy that power for mining, which is a highly competitive and capital-intensive industry. As a result, we may be unable to expand our deployed hash rate (EH/s) at the pace of our competitors, potentially diminishing our market share and profitability. Managing multiple distinct lines of business may increase operational complexity and place additional demands on our management, technical, and support teams, which could negatively affect our overall performance, strategic execution and profitability.

It may take significant time and expenditure to develop an AI and HPC hosting business through continued development at our facilities, and our efforts may not be successful.

The continued development of our facilities is subject to various factors beyond our control. There may be difficulties integrating new equipment into existing infrastructure, constraints on our ability to connect to or procure the expected electricity supply capacity at our facilities, defects in design, construction or installed equipment, diversion of management resources, insufficient funding or other resource constraints. Actual costs for development may exceed our planned budget. In particular, our strategy to expand and diversify into AI and HPC hosting may require retrofits, alterations or other customized solutions to enable an operating environment for AI and HPC tenants. Such changes may be cost-prohibitive, or the sites may be incapable of supporting such requirements. These alterations may also require collaboration with cooling experts, engineers and specialized vendors to ensure thermal management aligns with specific hardware requirements.

We intend to expand by acquiring and developing additional facilities, taking into account factors such as availability of electrical capacity and infrastructure and related costs, geographic location and the local regulatory environment. We may have difficulty finding sites that satisfy our requirements at a commercially viable price or within our timing requirements. Furthermore, there may be significant competition for suitable data center sites, and government regulators, including local permitting officials, may restrict our ability to establish data center operations in certain locations.

Leveraging sites that we have contractually secured may ultimately fail due to factors beyond our control. In addition, securing agreements to connect to power sources, and obtaining permits, approvals and/or licenses to construct and operate facilities, could be delayed in regulatory processes, may not be successful or may be cost prohibitive. Actions by government regulators, or the issuance of new regulations that restrict AI and HPC hosting or bitcoin mining operations, may reduce the availability of electricity, increase its cost, or otherwise adversely impact our business.

Development and construction delays, cost overruns, changes in market circumstances, environmental or community constraints, inability to continue finding suitable data center locations, and other factors may adversely affect our operations, expansion plans, financial position and financial performance. We will continue to review our expansion plans in light of evolving market conditions. Any such delays, and any failure to increase our total data center or hash rate capacity in the future, could adversely impact our business, financial condition, cash flows and results of operations.

We have engaged in, and in the future may engage in, strategic acquisitions and other arrangements that could disrupt our business, cause dilution to our stockholders, reduce our financial resources and harm our operating results.

We have regularly engaged in strategic transactions, including acquisitions of companies, technologies and personnel, such as our recent asset and business acquisitions related to our Georgia, Mississippi, Wyoming, Texas and Tennessee properties, and, as part of our growth strategy, in the future, we expect to seek additional opportunities to grow our mining operations or expand our new AI data center business, including through purchases of miners and facilities from other operating companies, including companies in financial distress. Our ability to grow through future acquisitions will depend on the availability of, and our ability to identify, suitable acquisition and investment opportunities at an acceptable cost, our ability to compete effectively to attract those opportunities and the availability of financing to complete acquisitions. Previous acquisitions have required, and future acquisitions will likely require, us to issue common stock that would dilute our current stockholders’ percentage ownership, assume or otherwise be subject to liabilities of an acquired company, record goodwill and non-amortizable intangible assets that will be subject to impairment testing on a regular basis and potential periodic impairment charges, incur amortization expenses related to certain intangible assets, incur large acquisition and integration costs, immediate write-offs, and restructuring and other related expenses and/or become subject to litigation.

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

We face competition for acquisitions in the HPC, AI, and data center market. As mentioned, certain of our data center competitors have significant advantages over us, including greater access to capital which allows them to respond more quickly to new or changing opportunities. If we cannot continue to grow and expand our data center business through strategic acquisitions, our competitiveness may be affected along with our operating results, which could impact our financial condition and market price of our securities.

A significant part of our success will depend on our reliance on and ability to manage our construction contractors and suppliers, including mining equipment suppliers, in order to meet our expansion efforts in keeping with planned timelines and cost estimates, and any failure to do so could materially and adversely affect our results of operations and relations with our customers.

We rely on a limited number of suppliers for the purchase and delivery of our miners to support our bitcoin mining operations. There can be no assurance that such key suppliers and manufacturers will provide components, products or miners in a timely and cost-efficient manner or otherwise meet our needs and expectations. Any disruption in the operations of such key suppliers or manufacturers could delay our ability to expand our bitcoin mining operations. Our ability to manage such relationships and timely replace suppliers and manufacturers, if necessary, is critical to our success. Our failure to timely replace our manufacturers and suppliers, should that become necessary, could materially and adversely affect our results of operations. For example, we depend on Bitmain, MicroBT, Canaan Crypt Solutions and Sunnyside Digital for our miners and any change in their ability to manufacture or distribute and deliver these products could have a significant impact on our results of operations. Supply chain disruptions resulting from factors such as tariffs, inflation, labor supply and shipping container shortages have impacted, and may continue to impact, us and our third-party manufacturers and suppliers. We are currently in the preliminary stages of building out supplier relationships in respect of our emerging HPC and AI business line. We are reliant on third parties for our expansion efforts, including construction contractors and suppliers of infrastructure, to provide accurate estimates and timelines. If those parties experience delays, cannot access adequate capital or are exposed to inflation pressures or supply chain disruptions, our expansion efforts will be similarly impacted.

We rely heavily on our management team, whose continued service and performance are critical to our future success. Any failure by management to properly manage growth, including hiring and retaining competent and skilled management and other personnel, could have a material adverse effect on our business, operating results and financial condition.

We currently have four executive officers — our Chief Executive Officer, S. Matthew Schultz, our President and Chief Financial Officer, Gary Vecchiarelli, our Chief Development Officer and Executive Vice President, Scott Garrison and our Chief Operating Officer and Chief Technology Officer, Taylor Monnig,— who are responsible for our management functions and are responsible for strategic development, financing and other critical functions. Our future success depends significantly on the continued service and performance of our existing management team. The departure, death, disability or other extended loss of services of any member of our management team, particularly with little or no notice, could cause delays on projects, frustrate our growth prospects and could have an adverse impact on our industry relationships, our project exploration and development programs, other aspects of our business and our financial condition, results of operations, cash flow and prospects. Of note, on August 10, 2025, Zachary K. Bradford resigned as President and Chief Executive Officer of the Company and as a director of the Company. Mr. Bradford’s departure from the Company could have an adverse impact on our business, operating results and financial condition going forward.

Our success, growth prospects and ability to capitalize on market opportunities also depend to a significant extent on our ability to identify, hire, motivate and retain qualified managerial personnel, including additional senior members of management. Our growth may be constrained by resource limitations as competitors and customers compete for increasingly scarce human capital resources. The demand for professionals familiar with bitcoin mining and data center operations and other skilled workers is currently high. Our competitors may be able to offer a work environment with higher compensation or more opportunities than we can. Any new personnel we hire may not be or become as productive as we expect, as we may face challenges in adequately or appropriately integrating them into our workforce and culture. If we are unable to attract and retain a sufficient number of skilled personnel, our ability to successfully implement our business plan, grow our company and maintain or expand our mining operations may be adversely affected, and the costs of doing so may increase, which may adversely impact our business, financial condition and results of operations.

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

As part of our efforts to grow our hashrate, develop our data center business, and remain competitive in the markets we operate in, we have acquired facilities, entered into new and re-negotiated purchased power agreements and invested in additional new and used mining and other data center equipment. We are also reliant on third parties for our expansion efforts, including construction contractors and providers of infrastructure equipment, who may be burdened by tariffs, delays in manufacturing, supply chain problems, limited access to capital due to macro-economic conditions, or inflation. This could increase our costs and/or delay our expansion and acquisition efforts. If we are unable to complete our planned expansions or acquisitions on schedule and within our anticipated cost estimates, our deployment of newly purchased miners and our HPC and AI services may be delayed, which could affect our competitiveness and our results of operation, which could have a material adverse effect on our financial condition and the market price for our securities.

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

Our business expansion into AI and HPC services may be capital intensive and could affect our liquidity, results of operations and financial condition.

Our expansion into HPC, data center and AI infrastructure development is expected to increase capital intensity and shift the timing of cash inflows relative to capital outlays. Developing and constructing data center campuses requires substantial up-front capital expenditures for land, substations, interconnection and specialized cooling systems, which may temporarily reduce liquidity.

This business expansion introduces uncertainties that could impact our liquidity and capital resources. Increased capital expenditure requirements for new HPC, data center and AI infrastructure projects may accelerate cash deployment and increase short-term liquidity needs. The timing of cash inflows may shift, as hosting and leasing revenues generally materialize after construction completion and customer onboarding, resulting in a lag between capital investment and revenue realization. Although our bitcoin-backed liquidity and treasury activities provide flexibility, we may need to seek additional financing, through debt, equity, or infrastructure-oriented funding, to meet project-scale capital demands or to preserve bitcoin holdings during periods of market volatility.

We maintain our cash at financial institutions, often in balances that exceed federally insured limits.

We maintain the majority of our cash and cash equivalents in accounts at banking institutions in the United States that we believe are of high quality. Cash held in these accounts often exceeds the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. If such banking institutions were to fail, we could lose all or a portion of the amounts held in excess of such insurance limitations. The FDIC took control of three such banking institutions, Silicon Valley Bank on March 10, 2023, Signature Bank on March 12, 2023 and First Republic Bank on May 1, 2023. While we did not have an account at any of these three banks, in the event of the failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business and financial position. Our ability to open accounts at certain financial institutions is limited by the policies of such financial institutions to not accept clients that are in the digital asset industry.

Our ability to achieve profitability is currently dependent on the price of bitcoin, which has historically been volatile.

Our focus on our bitcoin mining operations and our associated expansion efforts is largely based on our assumptions regarding the future value of bitcoin, which has been subject to significant historical volatility and may be subject to influence from malicious actors, real or perceived scarcity, political, economic, and regulatory conditions, and speculation making its price more volatile.

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

Our limited operating history makes it difficult to evaluate our business and predict our future results of operations. Although we have achieved profitable quarters in the past, to date, we have not maintained consistent profitability from period to period, and no assurances can be made that we will achieve consistent profitability in the near future, if ever. From the Company’s inception through September 30, 2025, we sustained $125,894 in cumulative net losses, and we had a net income from our continuing operations for the fiscal year ended September 30, 2025 of $364,464. We have generated losses as we execute our business plan and expand on our bitcoin mining activities as bitcoin prices have at times been in a bear market. The extent to which we will continue to recognize losses in our continuing operations is dependent on bitcoin prices, among other factors.

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

The value of bitcoin has historically been subject to wide swings, and we are exposed to bitcoin’s price volatility and surrounding risks.

The market price of one bitcoin in our principal market ranged from approximately $58,900 to $124,500 during the fiscal year ended September 30, 2025, $26,500 to $73,800 during the fiscal year ended September 30, 2024 and ranged from approximately $15,500 to $31,900 during the fiscal year ended September 30, 2023. While bitcoin prices are determined primarily using data from various exchanges, over-the-counter markets and derivative platforms, they have historically been volatile and are impacted by a variety of factors. Such factors include, but are not limited to, the worldwide growth in the adoption and use of bitcoin, the maintenance and development of the software protocol of the bitcoin network, changes in consumer demographics and public tastes, fraudulent or illegitimate actors, real or perceived scarcity, and political, economic, regulatory or other conditions. Furthermore, pricing may be the result of, and may continue to result in, speculation regarding future appreciation in the value of bitcoin, or our share price, making prices more volatile.

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

As an open-source project, bitcoin does not generate revenues for its contributors, and contributors are generally not compensated for maintaining and updating the bitcoin network protocol. The lack of guaranteed financial incentives for contributors to maintain or develop the bitcoin network and the lack of guaranteed resources to adequately address emerging issues with the bitcoin network may reduce incentives to address the issues adequately or in a timely manner. To the extent that contributors may fail to adequately update and maintain the bitcoin network protocol, there may be a material adverse effect on our business, prospects or operations and potentially the value of any bitcoin or other cryptocurrencies we mine or otherwise acquire or hold for our own account.

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

There is a risk that some or all of our bitcoins could be lost or stolen. Bitcoins are stored in and accessed by cryptocurrency sites commonly referred to as “wallets.” A hot wallet refers to any cryptocurrency wallet that is connected to the Internet. Generally, hot wallets are easier to set up and access than wallets in cold storage, but they are also more susceptible to hackers and other technical vulnerabilities. Cold storage refers to any cryptocurrency wallet that is not connected to the Internet. Cold storage is generally more secure than hot storage, but is not ideal for quick or regular transactions. As of September 30, 2025, we held approximately 98% of our bitcoin in cold storage and 2% in hot wallets. Due to our usage of cold storage, we may experience lag time in our ability to respond to market fluctuations in the price of our cryptocurrency assets.

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

In addition, our borrowings under the Master Loans (as defined below) are collateralized by approximately $294,648 of bitcoin as of September 30, 2025. Pursuant to the terms of the Master Loans and related security agreement, our Lenders have the right to sell, pledge, rehypothecate, assign, use or otherwise dispose of the bitcoin collateralizing our borrowings under the Master Loan. This could increase our exposure to the risk of a counterparty default since, under such circumstances, we may be unable to recover the posted collateral promptly or may be unable to recover all of the posted collateral. Any of these events may adversely affect our operations and, consequently, our investments and profitability.

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

In response to these and other similar events (including significant activity by various regulators regarding digital asset activities, such as enforcement actions, against a variety of digital asset entities, including Coinbase, Kraken and Binance), the digital asset markets, including the market for bitcoin specifically, have experienced extreme price volatility and several other entities in the digital asset industry have been, and may continue to be, negatively affected, further undermining confidence in the digital asset markets and in bitcoin. These events have also negatively impacted the liquidity of the digital asset markets as certain entities affiliated with FTX and platforms such as Coinbase, Kraken and Binance have engaged, or may continue to engage, in significant trading activity. If the liquidity of the digital asset markets is negatively impacted by these or similar events, digital asset prices (including the price of bitcoin) may continue to experience significant volatility and confidence in the digital asset markets may be further undermined. It is not possible to predict at this time all of the risks that these or similar events may pose to us, our service providers or on the digital asset industry as a whole.

Although we had no direct exposure to FTX or any of the above-mentioned cryptocurrency companies (with the exception of Coinbase, which is discussed in the below risk factor entitled, “Potential that, in the event of a bankruptcy filing by a custodian, bitcoin held in custody could be determined to be property of a bankruptcy estate and we could be considered a general unsecured creditor thereof”), nor any material assets that may not be recovered or may otherwise be lost or misappropriated due to the above-mentioned bankruptcies, the failure or insolvency of large exchanges like FTX or other significant players in the digital asset space may cause the price of bitcoin to fall and decrease confidence in the ecosystem, which could adversely affect an investment in us. Such market volatility has had a material and adverse effect on our results of operations and financial condition, and we expect our results of operations to continue to be affected by bitcoin’s price as the results of our operations are significantly tied to the price of bitcoin. If we do not continue adjusting our short-term strategy to optimize our operating efficiency in the current dynamic market conditions, such market conditions could have a further negative result on our business, prospects or operations.

During periods of market stress and extreme volatility, we may be unable to timely liquidate or hedge our bitcoin or related positions, and exchange-driven liquidations or auto-deleveraging could materially and adversely affect our liquidity, results of operations and financial condition.

Our business model depends, in part, on our ability to sell bitcoin to fund operating expenses and capital investments and, as applicable, to manage risk through trading and hedging activities. In stressed markets, the ability to execute routine spot sales, reduce positions, or hedge exposure can be impaired by exchange outages, degraded market quality, fragmented liquidity, or exchange risk controls that activate in ways that limit trading. Periods of acute volatility can cause order books to thin rapidly as market makers withdraw, spreads widen, and prices dislocate across venues. At the same time, certain centralized exchanges may experience interface or API failures, throttling of order intake, rejection of “reduce-only” or risk-reducing orders, delayed deposits and withdrawals, and other infrastructure constraints. In these conditions, we may be unable to sell bitcoin or adjust hedges at intended sizes or prices—or at all—precisely when we need liquidity most.

Recent market events highlight these risks. In October 2025, a widespread “flash crash” in digital asset markets reportedly resulted in more than $19 billion of leveraged positions being liquidated over a brief period, with significant price dislocations, liquidity gaps, exchange outages, and the activation of auto-deleveraging (“ADL”) mechanisms and insurance funds across multiple trading venues. Participants reported order rejections, forced liquidations at prices disconnected from prevailing market levels, and constraints that prevented risk-reducing trades. When exchanges deploy ADL or similar controls, profitable or hedged positions can be forcibly closed, sometimes at disadvantageous prices, and without the ability to hedge the resulting exposure. These dynamics can amplify volatility and further diminish the ability of market participants to obtain liquidity during stress.

If we are unable to sell bitcoin, unwind positions, or establish or maintain hedges during such periods, our liquidity could be adversely affected and our exposure to further price movements could increase. Our reliance on third-party exchanges and intermediaries, the concentration of liquidity in a limited number of venues, and our use of both hot and cold wallets may further limit our ability to respond quickly to market stress. Any of the foregoing could materially and adversely affect our results of operations, cash flows and financial condition, including by increasing realized losses, delaying planned sales of bitcoin, or reducing our capacity to fund operating or capital needs.

We may not have adequate sources of recovery if our bitcoin holdings are lost, stolen or destroyed.

We rely on Coinbase to facilitate the custody of our bitcoins. If our bitcoin holdings are lost, stolen or destroyed under circumstances rendering a party, including Coinbase, liable to us, the responsible party may not have the financial resources sufficient to satisfy our claim. For example, as to a particular event of loss, the only source of recovery for us might be limited, to the extent identifiable, to other responsible third parties (e.g., a thief or terrorist), any of which may not have the financial resources (including liability insurance coverage) to satisfy a valid claim of ours. While Coinbase maintains insurance coverage of such types and amounts as Coinbase asserts to be commercially reasonable for its custodial services provided under the Company’s custody agreement with Coinbase, including certain commercial crime insurance of limited aggregate principal amount which covers losses stemming from fraud, security breach, hack and asset theft, such insurance coverage may be insufficient to protect the Company against all losses of its bitcoin holdings held in custody with Coinbase, whether or not stemming from security breaches, cyberattacks or other types of unlawful activity. See the below risk factor entitled, “Our limited insurance protection exposes us and our stockholders to the risk of loss of our bitcoin for which no person is liable.”

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

Any potential use of emerging technologies like AI, machine learning and generative artificial intelligence could lead to unintended consequences and result in reputational harm and litigation.

We continue to evaluate emerging technologies like AI, machine learning and generative AI for incorporation into our business. State and federal regulations relating to these emerging technologies are quickly evolving, and should we adopt such technologies, we may require significant resources to maintain our business practices while seeking to comply with U.S. laws. Any failure to accurately identify and address our responsibilities and liabilities in this new environment could negatively affect any solutions we develop that incorporate such technologies and could subject us to reputational harm, regulatory action or litigation, any of which may harm our financial condition and operating results. These same risks apply to our use of third-party service providers who are implementing these tools into the products or services they provide to us.

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

We rely on Coinbase’s security systems, derived from established, industry-best practices, to safeguard our bitcoin holdings from theft, loss, destruction or other issues relating to hackers and technological attacks. Nevertheless, Coinbase’s security systems may not be impenetrable and may not be free from defect or immune to acts of God, and any loss due to a security breach, software defect or act of God may be borne by us.

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

We will take measures to protect us and our bitcoin from unauthorized access, damage or theft; however, it is possible that our security systems may not prevent improper access to, or damage or theft of, our bitcoin holdings. A security breach could harm our reputation or result in the loss of some or all of our bitcoin. A resulting perception that our measures do not adequately protect our bitcoin holdings could result in a loss of current or potential stockholders, reducing demand for our common stock and causing our shares to decrease in value.

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

A disruption of the Internet may adversely affect the mining and use of cryptocurrencies, including bitcoin. Generally, cryptocurrencies and our businesses of mining bitcoin are dependent upon the Internet. For example, a significant disruption in Internet connectivity could disrupt bitcoin’s network operations until the disruption is resolved and have an adverse effect on the price of bitcoin and our ability to mine bitcoin.

A failure or degradation of cloud service providers or other critical Internet infrastructure, including our own, could disrupt our operations and third‑party platforms we rely on, including digital asset exchanges and custodians, and could materially and adversely affect our business, results of operations, cash flows and financial condition.

Our operations depend on the reliable performance of third‑party cloud service providers and core Internet infrastructure. We, our counterparties and service providers (including mining pool operators, exchanges where we sell bitcoin, custodians, brokers, data vendors and payment processors) utilize cloud hosting, compute, networking, storage, messaging and identity services to deliver core functionality. Outages, service degradations, misconfigurations, software defects, capacity constraints, distributed denial‑of‑service attacks, domain name system (DNS) failures and other incidents at these third parties can interrupt (or materially impair) our ability to monitor and manage our sites, access wallets, transmit or settle transactions, receive mining pool payouts, execute sales or hedges, or otherwise conduct routine business activities. Even when our own systems remain available, dependencies on the availability and performance of exchanges, custodians and intermediaries, many of which are hosted on the same cloud platforms, can prevent or delay our ability to convert bitcoin to cash, move collateral, respond to market moves or satisfy time‑sensitive obligations.

Recent events illustrate this risk. In October 2025, a widespread outage at a major cloud provider’s U.S. East region disrupted thousands of applications globally, including financial and communications platforms. Several crypto trading venues and brokers publicly attributed platform disruptions to that cloud incident. During such events, order intake may be throttled, APIs and user interfaces may become intermittently unavailable, deposits and withdrawals may stall, and message backlogs can persist even after headline service restoration. These conditions can effectively lock participants out of venues, exacerbate price dislocations, and impede risk‑reducing actions. If we cannot timely sell bitcoin, adjust hedges, post collateral, or access custodial services due to third‑party cloud failures or exchange downtime, our liquidity could be adversely affected and our exposure to market volatility could increase.

Our concentration of critical functions with a limited number of cloud providers and Internet infrastructure vendors, and our reliance on third parties that themselves depend on the same providers, heighten correlated failure risk. Multi‑region or multi‑cloud failover strategies may not fully mitigate these risks due to service‑level limitations, data‑consistency constraints and operational complexity. Moreover, service level agreements typically limit remedies to credits and exclude consequential losses, and we may be unable to recover losses from affected providers or intermediaries. Any of the foregoing, alone or in combination with periods of market stress, could materially and adversely affect our business, results of operations, cash flows and financial condition, including by increasing realized losses, delaying planned sales of bitcoin, and constraining our ability to fund operating or capital needs.

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

We sell our bitcoins to pay for operating expenses and growth on an as-needed basis. Consequently, we may sell our bitcoins at a time when bitcoin prices are low, which could adversely affect an investment in us. We have begun to use a substantial portion of the bitcoin we mine to fund operations and to fund capital expenditures. We produced 612 bitcoin and sold 589.88 bitcoin in October 2025.

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

Our facility costs may exceed our revenues, which could seriously harm our business and adversely impact an investment in us.

Mining and data center operations are costly and our expenses may increase in the future. Increases in mining and data center expenses may not be offset by corresponding increases in revenue (i.e., the value of bitcoin mined). Our expenses may become greater than we anticipate, and our investments to make our business more cost-efficient may not succeed. Further, even if our expenses remain the same or decline, our revenues may not exceed our expenses to the extent the price of bitcoin decreases without a corresponding decrease in bitcoin network difficulty. Increases in our costs without corresponding increases in our revenue would adversely affect our profitability and could seriously harm our business and an investment in us.

The properties included in our operations may experience damages, including damages that may not be covered by insurance.

Our current facilities, any future sites we establish, and properties we operate will be subject to a variety of risks relating to physical condition and operation, including but not limited to:

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

Although our facilities are equipped with standard security measures normally associated with a traditional data center, and insured by tier one insurance providers, our facilities could still be rendered inoperable, temporarily or permanently, as a result of a fire or other natural disaster or by a terrorist or other events outside of our control. For a summary of our insurance coverage, see “Business—Insurance.” The measures we have taken, and may take in the future, to prevent and insure against these risks may prove to not be sufficient or effective.

We are subject to risks associated with our need for significant electrical power.

The operation of a bitcoin mining and AI and HPC facility requires significant amounts of electrical power. Any facility we currently operate or establish in the future can only be successful if we can continue to obtain sufficient electrical power for that site on a cost-effective basis. Our operations are conducted across a mix of fully-owned campuses, leased properties and active hosting agreements, each of which have unique power agreements. Geopolitical events including the war in Ukraine and inflationary impacts have caused power prices to increase worldwide; if power prices continue to increase while bitcoin prices decrease, our ability to profitability mine bitcoin would be negatively impacted.

We may curtail the energy used by our operations in times of heightened energy prices or in the case of a grid-wide electricity shortage either voluntarily or by agreement with utility providers. We may also encounter other situations where utilities or government entities restrict or prohibit the provision of electricity to mining or data center operations. In these cases, our ability to produce bitcoin and support our AI and HPC customers may be negatively affected.

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

Companies across many industries are facing increasing scrutiny related to their ESG practices. Investor advocacy groups, certain institutional investors, investment funds and other influential investors are also increasingly focused on ESG practices and in recent years have placed increasing importance on the non-financial impacts of their investments. In May 2021, the SEC proposed rule changes that would require public companies to include certain climate-related disclosures in their periodic reports, including information about climate-related risks that are reasonably likely to have a material impact on their business, results of operations or financial condition, and certain climate-related financial statement metrics in a note to their audited financial statements noting that such rule changes were proposed in response to investor demands for consistent and comparable data on climate change. Furthermore, increased public awareness and concern regarding environmental risks, including global climate change, may result in increased public scrutiny of our business and our industry, and our management team may divert significant time and energy away from our operations and towards responding to such scrutiny and reassuring our employees. The implementation of the SEC’s proposed rule changes was stayed in April 2024 in response to consolidated legal challenges. In June 2025, the SEC formally withdrew the proposed rule. However, should any similar future rule changes ultimately become effective, we, as a public company, may also face increased oversight from the SEC with respect to our climate-related disclosures.

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

We compete with other users and/or companies that are mining bitcoin and other potential financial vehicles, including securities backed by or linked to bitcoin. Market and financial conditions, and other conditions beyond our control, may make it more attractive to invest in other financial vehicles, or to invest in cryptocurrencies directly, which could limit the market for our shares and reduce their liquidity. The emergence of other financial vehicles and exchange-traded funds has increased scrutiny on cryptocurrencies, and such scrutiny could be applicable to us and impact our ability to successfully establish or maintain a public market for our securities. Such circumstances could have a material adverse effect on our business, prospects or operations and potentially the value of any bitcoin we mine or otherwise acquire or hold for our own account, and harm investors.

From time-to-time, as market conditions change, large holders of bitcoin may sell large amounts all at once into the market, thereby constraining the growth of the price of bitcoin.

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

All of the bitcoin we hold is held in either cold or hot storage by Coinbase. The treatment of bitcoins held by custodians that file for bankruptcy protection is uncharted territory in U.S. Bankruptcy law. We cannot say with certainty whether our bitcoin held in custody by Coinbase, should it declare bankruptcy, would be treated as property of the bankruptcy estate and, accordingly, whether we would be treated as a general unsecured creditor with respect to our bitcoin held in custody by Coinbase. If we are treated as a general unsecured creditor, we may not be able to recover our bitcoin in the event of a Coinbase bankruptcy or a bankruptcy of any other custodian we may use in the future.

Since there has been limited precedent set for financial accounting of digital assets, including bitcoin, it is unclear how we will be required to account for transactions involving digital assets.

There has been limited precedent set for the financial accounting of cryptocurrencies and related revenue recognition, and guidance provided by the Financial Accounting Standards Board (“FASB”) or the SEC is evolving. For example, effective for fiscal years beginning after December 15, 2024, the FASB adopted new accounting standards for fungible digital assets. Among other things, the new standards require U.S. businesses to use fair-value accounting for certain digital assets, including bitcoin. In addition, the accounting policies of many companies are being subjected to heightened scrutiny by regulators and the public, and we have received comments from the staff of the SEC’s Division of Corporation Finance Office of Crypto Assets (the “Staff”) during fiscal year 2023 related to the accounting of our bitcoin-related operations, which have been resolved. Such changes in regulatory or financial accounting standards or interpretations by the SEC, particularly as they relate to the Company and the financial accounting of our bitcoin-related operations, could result in changes in our accounting treatment and the necessity to restate our financial statements, and could negatively impact our business, prospects, financial condition and results of operations and our ability to raise capital.

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

During the fiscal year ended September 30, 2025, we grew our hashrate, in part, by acquiring newer, more powerful and energy-efficient miners through sales and purchase agreements with suppliers, and we plan to continue to acquire new miners to compete effectively in the market. These new miners are highly specialized servers that are very difficult to produce at scale. As a result, there are limited producers capable of producing large numbers of sufficiently effective miners. The cost of these miners is directly correlated to bitcoin prices and the profitability of bitcoin mining. Demand for new miners increased in response to increased bitcoin prices in 2021 followed by a decreased in demand due to falling bitcoin prices in 2022. We observed the price of these new miners followed changes in demand, resulting in elevated machine prices when bitcoin mining economics are high and significantly lower prices when these economics are strained. As a result, positive bitcoin economics may negatively impact our future equipment costs and increase the competition to secure mining equipment. If we are unable to acquire sufficient numbers of new miners or access sufficient capital to fund our acquisitions, our results of operations and financial condition may be adversely affected, which could adversely affect investments in our securities.

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

General economic and political conditions such as economic recessions, interest rates, rising inflation, commodity prices, foreign currency fluctuations, international tariffs, social, political and economic risks, hostilities or the perception that hostilities may be imminent, military conflict and acts of war, including further escalation of the Russia-Ukraine conflict and the related response, including sanctions or other restrictive actions, by the United States and/or other countries, as well as the Israeli-Palestinian conflict, could adversely impact our business, supply chain or partners. The U.S. inflation rate steadily increased since 2023 and into 2025. These inflationary pressures, as well as disruptions in our supply chain, have increased the costs of most other goods, services and personnel, which have in turn caused our capital expenditures and operating costs to rise. Sustained levels of high inflation caused the U.S. Federal Reserve and other central banks to increase interest rates, which have raised the cost of acquiring capital and reduced economic growth, either of which—or the combination thereof—could hurt the financial and operating results of our business. In addition, the extent and duration of the situation in Ukraine, resulting sanctions and resulting future market disruptions are impossible to predict, but could be significant.

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

In connection with the execution of our historical strategy to focus primarily on bitcoin mining, we completed several divestitures, including the divestiture of a part of our former energy business. We intend to make further dispositions, which we may not be able to complete on favorable terms or at all. If we do not realize the expected benefits of these divestitures or our post-completion liabilities and continuing obligations are substantial and exceed our expectations, our financial position, results of operations and cash flows could be negatively impacted.

As a result of such dispositions, bitcoin mining remains the primary driver of our business and revenues and is expected to continue as our key source of revenue through at least the next fiscal year, which increases our exposure to the risks described in this Annual Report on Form 10-K.

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

We do not currently maintain our own insurance coverage for our bitcoin holdings, which are held in custody by Coinbase. In addition, while Coinbase maintains insurance coverage of such types and amounts as Coinbase asserts to be commercially reasonable for its custodial services provided under the Company’s custody agreement with Coinbase, including certain commercial crime insurance of limited aggregate principal amount which covers losses stemming from fraud, security breach, hack and asset theft, such insurance coverage may be insufficient to protect the Company against all losses of its bitcoin holdings held in custody with Coinbase, whether or not stemming from security breaches, cyberattacks or other types of unlawful activity. Therefore, a loss may be suffered with respect to our bitcoin that is not covered by insurance and for which no person is liable for damages, which could adversely affect our operations and, consequently, an investment in us.

There are risks in connection with noise pollution and community opposition related thereto that may have a negative effect on our business.

The Company’s mining operations involve the use of a large number of high-powered miners and cooling systems that generate significant noise. This noise generated by our data centers can pose several risks to the Company’s business including community complaints, reputational damage, litigation risk, regulatory risk, operational constraints, increased costs and opposition to expansion. These risks could lead to fines or penalties imposed by local governments, requirements to implement costly noise mitigation measures, restrictions on the Company’s operating hours, reduction of scale of the Company’s operations, stricter noise controls regulations on the Company’s operations, potential shutdown of data centers that cannot meet local noise regulations, damages resulting from lawsuits and difficulty obtaining necessary permits and approvals for expanding existing data centers or establishing new site operations. While the Company strives to be a good corporate citizen and mitigate noise impacts where possible, the inherently noisy nature of large-scale cryptocurrency mining and data center operations presents ongoing risks to the Company’s business that may negatively affect its financial condition and results of operations.

There are risks related to technological obsolescence, the vulnerability of the global supply chain for cryptocurrency hardware disruption, potential trade restrictions and difficulty in obtaining new hardware which may have a negative effect on our business.

As our facilities operate, our miners experience ordinary wear and tear and may face more significant malfunctions caused by a number of extraneous factors beyond our control. The degradation of our miners will also require us, over time, to repair or replace miners which are no longer functional. Additionally, as technology evolves, we may be required to acquire newer models of miners to remain competitive in the market. This upgrading process requires substantial capital investment, and we may face challenges in doing so on a timely and cost-effective basis.

Further, we have faced complications related to the import of our miners and other mining equipment in the past and may again in the future. The global supply of miners is unpredictable and presently heavily dependent on manufacturers headquartered in China, with manufacturing in Asia, which was severely affected by the emergence of the COVID-19 pandemic. We currently utilize several types of ASIC miners as part of our mining operation, including Bitmain Antminers, Canaan Avalon miners and MicroBT WhatsMiners, with supply chains in China, Malaysia, Indonesia or Thailand. Geopolitical matters, including the relationship of the U.S. with other countries, trade restrictions and tariffs, or the threat of trade restrictions or tariffs, may impact our ability to import miners or other equipment necessary for our operations. In addition, officials of CBP have broad discretion regarding products imported into the United States, and the CBP has on occasion, and may again in the future, detained and/or seized imported miners and other equipment necessary to the operation of our miners, which has resulted in significant costs to us. Further, on or about May 27, 2025, we began receiving invoices from CBP asserting Chinese origin import tariffs on miner purchases made in early 2024. In the event that CBP were to successfully defend these tariffs and apply them to all previously imported miners, our total tariff liability could rise to approximately $185 million, not including statutory interest. Refer to Note 19 - Commitments and Contingencies for more information on the Company’s assessment of its potential liability in connection with this matter. If any of our mining equipment is detained and/or seized again in the future, we may not be able to obtain adequate replacement parts for our existing miners and other equipment or obtain additional miners and other equipment from manufacturers on a timely basis, or at all. Such events could have a material adverse effect on our business, prospects or operations and potentially the value of any bitcoin we mine or otherwise acquire or hold for our own account, and harm investors.

We are exposed to risks relating to our bitcoin treasury function.

In April 2025, we launched the treasury function, and we plan to continue to integrate them into our regular treasury management activities. Our expansion into such treasury management activities for our bitcoin holdings subjects us to unforeseen risks, challenges and uncertainties, and there is no guarantee that we will generate revenue from such activities or realize any of the other anticipated benefits of such activities. The transactions in which the bitcoin treasury function may engage in could involve significant risks. Trading in bitcoin and bitcoin related financial products is a speculative activity. The price of bitcoin has been subject to significant historical volatility and may be subject to influence from malicious actors, real or perceived scarcity, political, economic, and regulatory conditions, and speculation, making its price more volatile.

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

Some of the markets in which we may effect transactions in bitcoin will not be “exchange-based”, including “over-the-counter” or “interdealer” markets (i.e., principal-to-principal contracts between us and third parties entered into privately, rather than on an exchange). As a result, we are not afforded the regulatory and financial protections of an exchange or its clearinghouse (or of the government regulator that oversees such exchange and clearinghouse), and in privately negotiated transactions, the risk of the negotiated price deviating materially from fair value is substantial. This exposes us to the risk that a counterparty will not settle a transaction in accordance with its terms and conditions because of a dispute over the terms of the contract (whether or not bona fide) or because of a credit or liquidity problem, thus causing us to suffer a loss. Such “counterparty risk” is accentuated for contracts with longer maturities where events may intervene to prevent settlement, or where we have concentrated our transactions with a single or small group of counterparties. Furthermore, there is a risk that any of our counterparties could become insolvent and/or the subject of insolvency proceedings. If one or more of our counterparties were to become insolvent or the subject of insolvency proceedings, there exists the risk that the recovery of bitcoin from our counterparties, including but not limited to, broker-dealers, will be delayed or be of a value less than the value of the bitcoin originally entrusted to such counterparty.

We may use counterparties located in jurisdictions outside the United States. Such counterparties are subject to the laws and regulations in non-U.S. jurisdictions that are designed to protect their customers in the event of their insolvency. However, the practical effect of these laws and their application to our assets are subject to substantial limitations and uncertainties. Because of the large number of entities and jurisdictions involved and the range of possible factual scenarios involving the insolvency of a counterparty, it is impossible to generalize about the effect of their insolvency on us and our assets.

Risks Related to Governmental Regulation and Enforcement Operations

If regulatory changes or interpretations of our bitcoin mining activities require our registration as an MSB under the regulations promulgated by FinCEN under the authority of the BSA, or otherwise under state laws, we may incur significant compliance costs, which could be substantial or cost-prohibitive. If we become subject to these regulations, our costs in complying with them may have a material adverse effect on our business and the results of our operations.

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

To the extent that our cryptocurrency activities cause us to be deemed a “money transmitter” (an “MT”) or be given an equivalent designation under state law in any state in which we operate, we may be required to seek a license or otherwise register with a state regulator and comply with state regulations that may include the implementation of anti-money laundering programs, maintenance of certain records and other operational requirements. Currently, the New York State Department of Financial Services maintains a comprehensive “BitLicense” framework for businesses that conduct “virtual currency business activity.” Effective August 2020, Louisiana enacted the Virtual Currency Businesses Act. The implementing regulations were formally adopted in late 2022. In October 2023, California enacted the Digital Financial Assets Law, which requires registration for certain digital financial asset business activities. The original effective date of the Digital Financial Assets Law was July 1, 2025, but this was extended to July 1, 2026. We will continue to monitor for developments in state-level legislation, guidance or regulations applicable to us.

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

If the SEC or other regulators determine that bitcoin or other digital assets we hold qualify as securities, we may be required to register as an investment company under the Investment Company Act of 1940, as amended. This classification would subject us to additional periodic reporting, disclosure requirements, and regulatory compliance obligations, significantly increasing our operational costs. Furthermore, state regulators may conclude that digital assets are securities under state laws, requiring us to comply with state-specific securities regulations. States like California have stricter definitions of “investment contracts” than the SEC, increasing the risk of additional regulatory scrutiny.

It may be illegal now, or in the future, to mine, acquire, own, hold, sell or use bitcoin or other cryptocurrencies, participate in blockchains or utilize similar cryptocurrency assets in one or more countries, the ruling of which could adversely affect us.

Although currently cryptocurrencies generally are not regulated or are lightly regulated in most countries, several countries, such as China, India and Russia, may continue taking regulatory actions in the future that could severely restrict the right to mine, acquire, own, hold, sell or use cryptocurrency assets or to exchange any such cryptocurrency assets for local currency. For example, in China, India, and Russia, it is illegal to accept payment in bitcoin and other cryptocurrencies for consumer transactions and banking institutions are barred from accepting deposits of cryptocurrencies. In addition, in March 2021, the governmental authorities for the Chinese province of Inner Mongolia banned bitcoin mining in the province due to the industry’s intense electrical power demands and its negative environmental impacts. If other countries, including the U.S., implement similar restrictions, such restrictions may adversely affect us. For example, in New York State, a two-year moratorium on certain bitcoin mining operations that run on carbon-based power sources was signed into law on November 22, 2022. The moratorium expired on November 22, 2024, without renewal or an extension. Nevertheless, such circumstances could have a material adverse effect on us, which could have a material adverse effect on our business, prospects or operations and potentially the value of any bitcoin or other cryptocurrencies we mine or otherwise acquire or hold for our own account, and thus harm investors.

Changing environmental regulation and public energy policy may expose our business to new risks.

Our operations require a substantial amount of power and can only be successful, and ultimately profitable, if the costs we incur, including for electricity, are lower than the revenue we generate from our operations. As a result, any facility we establish can only be successful if we can obtain sufficient electrical power for that facility on a cost-effective basis, and our establishment of new facilities requires us to find locations where that is the case. For instance, our plans and strategic initiatives for expansion are based, in part, on our understanding of current environmental and energy regulations, policies and initiatives enacted by federal and state regulators. If new regulations are imposed, or if existing regulations are modified, the assumptions we made underlying our plans and strategic initiatives may be inaccurate, and we may incur additional costs to adapt our planned business, if we are able to adapt at all, to such regulations.

In addition, there continues to be a lack of consistent climate legislation, which creates economic and regulatory uncertainty for our business because the bitcoin mining and data center industry, with its high energy demand, may become a target for future environmental and energy regulation. New legislation and increased regulation regarding climate change could impose significant costs on us and our suppliers, including costs related to increased renewable energy requirements, capital equipment, environmental monitoring and reporting, and other costs to comply with such regulations. Further, any future climate change regulations could also negatively impact our ability to compete with companies situated in areas not subject to such limitations.

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

Current Internal Revenue Service (“IRS”) guidance indicates that for U.S. federal income tax purposes digital assets such as bitcoins should be treated and taxed as property, and that transactions involving the payment of bitcoins for goods and services should be treated in effect as barter transactions. The IRS has also released guidance to the effect that, under certain circumstances, hard forks of digital currencies are taxable events giving rise to taxable income and guidance with respect to the determination of the tax basis of digital currency. Further, the IRS has clarified that staking rewards received must be included in gross income for the taxable year in which the taxpayer gains dominion and control over the awarded cryptocurrency, and the income is recognized at the fair value at that date. While current IRS guidance creates a potential tax reporting requirement for any circumstance where the ownership of a bitcoin passes from one person to another, it preserves the right to apply capital gains treatment to those transactions, which is generally favorable for investors in bitcoin.

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

The Office of Foreign Assets Control (“OFAC”) of the Treasury requires us to comply with its sanction program and not conduct business with persons named on its specially designated nationals (“SDN”) list. However, because of the pseudonymous nature of blockchain transactions, we may inadvertently and without our knowledge engage in transactions with persons named on OFAC’s SDN list. We also may not be adequately capable of determining the ultimate identity of the persons with whom we transact.

The U.S. political and economic environment could materially impact our business operations and financial performance, and uncertainty surrounding the potential legal, regulatory and policy changes by the current U.S. presidential administration may directly affect us and the global economy.

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

Furthermore, the government might exercise greater influence over the bitcoin network, which could affect mining difficulty rates, transaction processing, or other technical aspects of the network in ways that could adversely impact our operations. These changes could affect market sentiment and institutional adoption of bitcoin in unpredictable ways that could impact bitcoin’s value. For example, the Digital Asset Market Clarity Act of 2025 (the “CLARITY Act”) was passed by the U.S. House of Representatives in July 2025, which would, if enacted, regulate digital asset markets and digital asset trading platforms in the United States. In addition, also in July 2025, the Guiding and Establishing National Innovation for U.S. Stablecoins Act of 2025 became the first federal law specifically regulating the issuance, custody and other stablecoin-related matters in the United States. It is difficult to predict whether, or when, the CLARITY Act or another bill that would regulate digital asset markets and digital asset trading platforms may become law or whether any new law will lead to Congress granting additional authorities to the SEC or other regulators, what the nature of such additional authorities might be, how additional legislation and/or regulatory oversight might impact the ability of digital asset markets to function or how any new regulations or changes to existing regulations might impact the value of digital assets generally and bitcoin specifically. The consequences of increased federal regulation of digital assets and digital asset activities could have a material adverse effect on our business and operations.

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

The timeline, structure, and scope of any potential regulatory policies are uncertain, making it difficult for us to plan for or mitigate these risks effectively. In addition, we cannot predict what further action may be taken with respect to tariffs or trade relations between the U.S. and other governments. Any such changes could fundamentally alter the competitive and regulatory landscape in which we operate, and political tensions as a result of trade policies could reduce trade volume, investment, technological exchange, and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets, all of which potentially having a material adverse effect on our business, financial condition, and results of operation. The price of bitcoin has historically been volatile and is impacted by a variety of factors, including political, economic, regulatory or other conditions.

Regulations and taxes that target energy could increase our costs and adversely affect our business.

Bitcoin mining and data center operation require significant energy consumption, and our operations could be negatively impacted by government regulations or taxes specifically targeting energy usage in digital asset mining. Federal, state or local authorities may impose restrictions on energy consumption, mandate the use of renewable energy sources or implement higher electricity rates for mining or data center operations, increasing our operating costs. Additionally, governments may introduce taxes on energy usage or carbon emissions that disproportionately affect bitcoin miners, further reducing our profitability. If regulatory or tax burdens make mining economically unviable in certain jurisdictions, we may be forced to relocate operations, secure alternative power sources at higher costs or scale back our business activities, all of which could materially and adversely affect our business, financial condition, and results of operations.

Regulatory developments surrounding AI and HPC may negatively impact our efforts to expand into AI and HPC hosting.

The regulatory landscape surrounding HPC, AI and bitcoin mining operations is evolving rapidly, and we anticipate increased scrutiny and potential regulation in the near and long term. These developments may affect our business and operations in ways that are difficult to predict.

There are growing concerns about the ethical implications and potential misuse of the growing AI technologies and the AI landscape is facing challenges and uncertainties. The development of more advanced AI systems, such as large language models and generative AI, has raised concerns about potential misuse, bias, and the displacement of human workers. Governments and regulatory bodies are considering measures to ensure responsible development and deployment of AI systems, including guidelines for transparency, accountability, and fairness. For example, the July 23, 2025 Executive Order on Preventing “Woke AI” directs federal agencies to procure only large language models that adhere to truth-seeking and ideological neutrality principles, which could shape public-sector AI standards and influence compliance considerations for AI and HPC hosting providers supporting government workloads. In addition, the White House’s July 2025 America’s AI Action Plan emphasizes streamlined permitting for data centers, grid expansion, and stronger export controls and security guardrails across the AI compute stack, potentially accelerating demand for AI and HPC capacity while also imposing additional constraints on infrastructure development. In recent years, crypto mining has received increased attention from regulators with respect to technical and financial aspects of this industry. We expect that regulatory efforts in this area will continue to evolve and potentially affect our business. In addition, data center construction has recently encountered organized opposition from environmental and anti-growth groups which has resulted in a stricter regulatory environment.

As a company looking to potentially operate at the intersection of HPC, AI, and bitcoin mining, we are committed to maintaining a proactive and adaptive approach to regulatory compliance. We continue to monitor legislative and regulatory developments closely and engage in dialogue with relevant stakeholders to ensure our business practices align with the evolving legal and regulatory framework. However, there can be no assurance that our business will not be adversely impacted by future developments.

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

In addition, the securities markets have from time-to-time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

Specifically, the trading price of our common stock has already been correlated, and, in the future, as we continue to expand our bitcoin mining business, may be increasingly correlated, to the trading prices of bitcoin. The stocks of bitcoin mining companies have shown volatility relative to bitcoin. Bitcoin and other cryptocurrency market prices, which have historically been volatile and are impacted by a variety of factors (including those discussed herein), are determined primarily by using data from various exchanges, over-the-counter markets and derivative platforms. As noted elsewhere herein, while we had no direct exposure to FTX, the failure or insolvency of large exchanges like FTX may cause the price of bitcoin to fall and decrease confidence in the ecosystem, which could negatively impact our stock price. Furthermore, such prices may be subject to factors such as those that impact commodities, more so than business activities, which could be subjected to additional influence from fraudulent or illegitimate actors, real or perceived scarcity, and political, economic, regulatory or other conditions. Pricing may be the result of, and may continue to result in, speculation regarding future appreciation in the value of bitcoin, or our share price, inflating and making their market prices more. For example, the closing sales price of our common stock on September 30, 2023 was $3.81 and the closing price of bitcoin was $26,961, as of September 30, 2024, the closing sales price of our common stock was $9.34, and the closing price (per Coinbase) of bitcoin was $63,301, and as of September 30, 2025, the closing sales price of our common stock was $14.50, and the closing price (per Coinbase) of bitcoin was about $114,100.

In addition, the stock markets in general have often experienced volatility, that has sometimes been unrelated or disproportionate to the operating performance of particular companies. These broad market fluctuations have caused, and may continue to cause, the trading price of our common stock to decline. A continuation or worsening of the levels of market disruption and volatility seen in the recent past could have an adverse effect on our ability to access capital, on our business, financial condition, results of operations, cash flow and prospects, and on the market price of our common stock. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. We may become involved in this type of litigation in the future. Litigation of this type may be expensive to defend and may divert our management’s attention and resources from the operation of our business.

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

We are currently, and may from time to time in the future be, involved in and subject to material litigation and other legal proceedings. In particular, on January 20, 2021, a purported stockholder of the Company, individually and on behalf of all others similarly situated, filed a putative class action complaint (the “Class Complaint”) in the United States District Court for the Southern District of New York against us and certain members of our executive management team. The Class Complaint alleges that, between December 31, 2020 and January 14, 2021, we and certain members of our executive management team failed to disclose certain material information to investors and that, as a result of the foregoing, our positive statements about our business, operations and prospects were materially misleading and/or lacked a reasonable basis. The claims made in the Class Complaint appear to be derived from a short seller report that was published about us. The case remains in the discovery phase, with experts having been deposed and their reports filed. On September 24, 2025, the Court granted Plaintiffs’ motion for class certification.

We have financed our strategic growth primarily by issuing new shares of our common stock and convertible debt in public offerings, which dilutes the ownership interests of our current stockholders, and which may adversely affect the market price of our securities.

We have raised capital to finance our strategic growth of our business through public offerings of our common stock, including through our former at-the-market offering programs and issuance of our 2030 Notes and 2032 Notes (as defined below and together with the 2030 Notes, the “Notes”), and we expect to need to raise additional capital through similar public offerings to finance the completion of our expansion initiatives and any expansion initiatives we may undertake in the future. Utilizing those sources may be more challenging in the current financial market conditions, in particular where trading volume is diminished.

We have issued, and may continue to issue, convertible securities, options, and warrants to officers, directors, and certain stockholders. Additionally, we have issued the Notes to certain institutional investors. The exercise, conversion, or exchange of these instruments, including for other securities, will dilute existing stockholders’ ownership percentages. This dilution may negatively impact our ability to obtain additional capital. Holders of these securities may choose to exercise or convert them at times when we could otherwise secure equity capital on more favorable terms or when our common stock is trading above the exercise or conversion price.

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

The trading market for our common stock is influenced by research and reports that industry or securities analysts publish about us or our business. If any of the analysts who cover us now or in the future issue an adverse opinion regarding our stock, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

Our indebtedness could adversely affect our financial health and prevent us from fulfilling our debt obligations.

In December 2024, we issued $650,000,000 aggregate principal amount of our 2030 Notes, including the exercise in full by the initial purchasers of the 2030 Notes of their option to purchase up to an additional $100,000,000 principal amount of the 2030 Notes. In connection with the issuance of the existing notes, we entered into privately negotiated capped call transactions (the “2030 Capped Calls”) with certain financial institutions at an aggregate cost of approximately $90,350,000.

In November 2025, we issued $1,150,000,000 aggregate principal amount of our 0% convertible senior notes due 2032 (the “2032 Notes”).

In August 2024, we entered into a Master Loan Agreement (the “2024 Master Loan”) with Coinbase Credit, Inc., as the lender (the “CB Lender”). The 2024 Master Loan, as subsequently amended, provides for a line of credit, up to $300 million, under which the CB Lender may lend us digital assets or cash. We received $50,000 in financing under the 2024 Master Loan during the year ended September 30, 2025, and, as of September 30, 2025, $174,500 in principal was outstanding and due to the Lender. The borrowings under the 2024 Master Loan are collateralized by approximately $294,648 of bitcoin as of September 30, 2025. In September 2025, we entered into a Master Loan Agreement (the “2025 Master Loan”) with Two Prime Lending Limited, as the lender (the “TP Lender”). The 2025 Master Loan provides for a line of credit up to $100 million under which the TP Lender may lend us digital assets or cash. We have not received financing under the TP Master Loan during the year ended September 30, 2025. Together, the 2024 Master Loan and 2025 Master loan are jointly referred to herein as Master Loans, and the CB Lender and TP Lender are jointly referred to herein as Lenders.

Our substantial indebtedness could:

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

In addition, if the value of bitcoin declines precipitously, the value of our collateral under the Master Loans would also decline. In such case, we could be required to provide Coinbase or the TP Lender with additional collateral in the form of bitcoin. If we are unable to do so, we could default under the Master Loans, which could have a material adverse effect on our operations, liquidity, financial condition, and results of operations.

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

As a public company, we incur significant administrative, legal, accounting and other burdens and expenses beyond those of a private company, including public company reporting obligations and Nasdaq listing requirements. In particular, we have needed, and continue to need, to enhance and supplement our internal accounting resources with additional accounting and finance personnel with the requisite technical and public company experience and expertise to enable us to satisfy such reporting obligations. Any failure to maintain an effective system of internal controls (including internal control over financial reporting) could limit our ability to report our financial results accurately and on a timely basis, or to detect and prevent fraud and could expose us to regulatory enforcement action and stockholders’ claims.

Furthermore, under Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), we are required to document and test our internal control procedures and prepare annual management assessments of the effectiveness of our internal control over financial reporting. Our assessments must include disclosure of identified material weaknesses in our internal control over financial reporting. Our independent registered public accounting firm also attests to the effectiveness of our internal control over financial reporting. The existence of one or more material weaknesses could affect the accuracy and timing of our financial reporting. Testing and maintaining internal control over financial reporting involves significant costs and could divert management’s attention from other matters that are important to our business. Additionally, we may not be successful in remediating any deficiencies that may be identified.

Provisions in the Nevada Revised Statutes and our bylaws could make it very difficult for an investor to bring any legal actions against our directors or officers for violations of their fiduciary duties or could require us to pay any amounts incurred by our directors or officers in any such actions.

Members of our Board of Directors and our officers will have no liability for breaches of their fiduciary duties as a director or officer, except in limited circumstances, pursuant to provisions in the Nevada Revised Statutes and our bylaws as authorized by the Nevada Revised Statutes. Specifically, Section 78.138 of the Nevada Revised Statutes provides that, unless the articles of incorporation provide greater individual liability, a director or officer is not individually liable to the company or its stockholders or creditors for any damages as a result of any act or failure to act in his or her capacity as a director or officer unless the presumption of the business judgment rules (which is codified in Section 78.138 of the Nevada Revised Statutes) is rebutted and it is proven that (1) the director's or officer's act or failure to act constituted a breach of his or her fiduciary duties as a director or officer and (2) his or her breach of those duties involved intentional misconduct, fraud or a knowing violation of law. This provision is intended to afford directors and officers protection against and to limit their potential liability for monetary damages resulting from suits alleging a breach of any fiduciary duties by a director or officer.

Accordingly, stockholders may be unable to prevail in a legal action against our directors or officers even if they have breached their fiduciary duties. In addition, our bylaws allow us to indemnify our directors and officers from and against any and all costs, charges and expenses resulting from their acting in such capacities with us. This means that if one were able to enforce an action against our directors or officers, in all likelihood, we would be required to pay any expenses our directors or officers incur in defending the lawsuit and any judgment or settlement they otherwise would be required to pay. Accordingly, our indemnification obligations could divert needed financial resources and may adversely affect our business, financial condition, results of operations and cash flows and the prevailing market prices for our common stock.

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

The accounting treatment for convertible debt securities that may be settled in cash and/or shares, such as the Notes, may have a material effect on our reported financial results.

The accounting method for reflecting each of the Notes on our balance sheet, accruing interest expense for each of the Notes and reflecting the underlying shares of our common stock in our reported diluted earnings per share may adversely affect our reported earnings and financial condition.

In accordance with ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), we expect that each of the 2030 Notes and 2032 Notes will be reflected as a liability on our balance sheet, with the initial carrying amount equal to the principal amount of the Notes, as applicable, net of issuance costs. The issuance costs are amortized into interest expense over the term of the Notes, as applicable. As a result of this amortization, the interest expense recognized for each of the Notes for accounting purposes will be greater than the cash interest payments paid on the Notes, as applicable, which will result in lower reported income.

In addition, we expect that the shares underlying each of the Notes are reflected in our diluted earnings per share using the “if converted” method, in accordance with ASU 2020-06. Under that method, diluted earnings per share would generally be calculated assuming that all the 2030 Notes were converted solely into shares of common stock at the beginning of the reporting period, unless the result would be anti-dilutive. The application of the if-converted method may reduce our reported diluted earnings per share, and accounting standards may change in the future in a manner that may adversely affect our diluted earnings per share.

Furthermore, if any of the conditions to the convertibility of the Notes are satisfied, then we may be required under applicable accounting standards to reclassify the liability carrying value of the Notes, as appliable, as a current, rather than a long-term, liability. This reclassification could be required even if no holders convert their Notes and could materially reduce our reported working capital.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity risk may adversely impact our business. The impact could include weakened financial condition, litigation risk, degrading mining operations, loss of competitiveness, fraud, extortion, harm to employees, violation of applicable privacy or other regulations that could result in regulatory action and fines.

Risk Management and Strategy

We maintain a cybersecurity program to manage the confidentiality, integrity and availability of our data and information systems that support our business. The program is aligned with the National Institute of Standards and Technology Cybersecurity Framework 2.0 and is integrated into our overall risk management program. It is designed to develop appropriate strategies for preserving the confidentiality, integrity and availability of our data and information systems that can evolve with the changing cybersecurity threat landscape. We have implemented policies, procedures and technological tools to prevent, detect and mitigate cybersecurity risks posed by third parties.

We use third-party security vendors to further strengthen our cybersecurity posture. These partners provide advanced monitoring, detection, and response capabilities that complement our internal controls and staff expertise. Their services include continuous threat intelligence, vulnerability management, and incident response support, which are integrated into our cybersecurity program. A written cybersecurity incident response plan that we tabletop yearly and cybersecurity insurance are also key components of our approach to managing the risk of a cyber event. Our incident response plan contains a materiality analysis framework based on Federal Information Processing Standards Publication 199. This materiality framework allows us to identify and classify cybersecurity events based on their impact to our data or information systems. This framework will assist us in expediting review of cyber events for materiality purposes that could require disclosure to the SEC.

We have implemented a third-party risk management policy that categorizes the cybersecurity risk posed by third party vendors along with the type of cybersecurity controls we may require of those vendors. These may include employee training, cybersecurity tools like multi-factor authentication, and contractual requirements that vendors maintain appropriate technical, administrative and physical cybersecurity controls. This is in addition to the policies and practices we maintain to monitor access of our information systems and data using our internal staff and third-party vendors. As part of communicating the importance of cybersecurity at an enterprise-wide level, we require that all company employees participate in annual cybersecurity training.

Governance

Our IT Steering and Risk Committee (“ITSRC”) has been delegated the responsibility for managing cybersecurity risk for the company by the Board of Directors (the “Board”). This committee is chaired by our Chief Technology Officer & Chief Operating Officer and includes a diverse cross section of company stakeholders including the CFO, Director of IT, SVP of Security, and our General Counsel. On May 1, 2025, we added an outsourced virtual CISO who is a key advisor to the ITSRC, bringing over a decade of expertise in managing and maturing cybersecurity program that includes mitigation, incident prevention, detection and remediation disciplines. The ITSRC is also responsible for maintaining and monitoring legal and regulatory requirements and compliance as well as oversight of the adequacy of company cyber insurance. Our third-party security vendors, in collaboration with our Director of IT, keep the ITSRC apprised of efforts surrounding the prevention, detection, mitigation and remediation of any cyber threats or cybersecurity incidents.

The Board is entrusted with the oversight of the management of cybersecurity risk and our cybersecurity program. The Board administers this oversight through its audit committee and the ITSRC. The ITSRC committee chair is responsible for reporting to the Board’s audit committee with respect to cybersecurity at least twice per calendar year. The audit committee, as necessary, reports any findings and recommendations to the Board. As cyber threats evolve and as our cybersecurity program matures, the Board will consider further developing specific cybersecurity oversight functions and protocols.

For more information on our cybersecurity related risks, see Part I, Item 1A. “Risk Factors” of this Annual Report on Form 10-K.

Item 2. Properties

Our corporate headquarters is located in Henderson, Nevada and is owned by us. In addition, we own and lease air-cooled bitcoin mining facilities in Georgia, Mississippi and Tennessee. We own a property in College Park, Georgia, that mines bitcoin through immersion technology and two fully constructed parcels of land in Cheyenne, Wyoming, that operate as immersion bitcoin mining facilities. On October 27, 2025, we acquired property in Texas supported by long-term power supply agreements to enable future data-center development. Our leases have expiration dates between March 2026 and June 2039.

We believe our existing facilities and equipment are in good operating condition and are suitable for the conduct of our business. Please refer to the discussions contained in our Item 1. – “Business” for additional information.

Item 3. Legal Proceedings

For a description of our material pending legal proceedings, refer to Note 19 - Commitments and Contingencies included in our notes to Consolidated Financial Statements.

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

Holders of Our Common Stock

As of November 19, 2025, we had 201 registered holders of record of our common stock, and 2 registered holders of record of our redeemable warrants.

The holders of our common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of our common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to our common stock.

Stock Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any filing of the Company under the Securities Act, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

The following graph shows a comparison over a five-year period from September 30, 2020 through September 30, 2025, of the cumulative total return on our common stock (CLSK), the NASDAQ Composite Index (“NASDAQ Composite”), RUSSELL 2000, the price of bitcoin, and the equally-weighted average return of our self-constructed Peer Group assuming an aggregate initial investment in each of $100 on September 30, 2020.

Our self-constructed Peer Group Index consists of the members of our September 30, 2025 peer group with available publicly traded market data as of, and subsequent to, September 30, 2020, and consists of: Marathon Digital Holdings, Inc. (MARA), Riot Platforms, Inc. (RIOT), HIVE Digital Technologies, Ltd. (HIVE), Bitfarms Ltd. (BITF), TeraWulf Inc. (WULF), Cipher Mining Inc. (CIFR), Iris Energy Limited (IREN) and Hut 8 Corp. (HUT).

Such returns are based on closing stock price of each entity on September 30th or the last trading day prior to September 30th of each year. The results are not intended to suggest future performance.

Comparison of Cumulative Total Return
CLSK
NASDAQ Composite
Russell 2000
Peer Group
BTC
$1,600
$1,400
$1,200
$1,000
$800
$600
$400
$200
$-
9/30/2020
9/30/2021
9/30/2022
9/30/2023
9/30/2024
9/30/2025

Dividends

There are no restrictions in our articles of incorporation and bylaws or agreements to which we are currently party that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where after giving effect to the distribution of the dividend:

1.
we would not be able to pay our debts as they become due in the usual course of business; or
2.
our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution.

We have never declared any dividends on shares of our common stock, and we do not plan to declare any dividends in the foreseeable future.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

During the quarter ended September 30, 2025, there were no unregistered sales of our securities that were not reported in a Current Report on Form 8-K or our Quarterly Reports on Form 10-Q.

Repurchases

We have not made any repurchases of shares or other units of any class of our equity securities during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

($ presented in 000's, except for bitcoin price)

Forward-Looking Statements

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes to those statements that are included elsewhere in this Annual Report on Form 10-K. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as anticipate, estimate, plan, project, continuing, ongoing, expect, believe, intend, may, will, should, could, and similar expressions to identify forward-looking statements. See “Forward-Looking Statements.”

Business Overview

We are a data center developer, until recently focused exclusively on bitcoin mining. We focus on providing scalable, energy-efficient digital infrastructure across the United States. We independently own, lease and operate a large portfolio of data centers and power assets with locations in Georgia, Tennessee, Mississippi and Wyoming for a total contracted power capacity of approximately 1,027 MW as of September 30, 2025. In October 2025, we acquired property and secured long-term power supply agreements in Texas to support the development of a next-generation data center campus. We intend to continue our growth in these regions and are actively developing plans for additional capacity in these states and other domestic regions. We had an independent data center operation in Massena, NY subject to a hosting agreement that operated 50 MW, which expired on December 31, 2024. The parties commenced wind-down procedures upon expiration. All MW allocated to the Company have been vacated as of September 30, 2025. We have no intention to mine, purchase or hold any other crypto assets at this time or in the foreseeable future, and we did not hold any other crypto asset as of September 30, 2025.

We design our infrastructure to responsibly secure and support both bitcoin mining and AI and HPC workloads. We cultivate trust and transparency among our employees and the communities where we operate.

Bitcoin Mining

Bitcoin mining has historically been our principal revenue generating business activity. Factors such as access to specialized mining servers, energy, electricity cost, environmental factors (such as cooling capacity) and location play important roles in mining. As of September 30, 2025, our operating mining units produced an average computing power of 45.6 EH/s, reaching a peak of 50 EH/s during the period. In bitcoin mining, “hashrate” is a measure of the computing and processing power and speed by which a mining computer mines and processes transactions on the bitcoin network. We expect to continue increasing our computing power through 2025 and beyond as we expand infrastructure at our owned sites in Tennessee and across our portfolio of data centers in Georgia, Mississippi, and Wyoming, while also pursuing regional expansion opportunities and evaluating strategic acquisition targets. A company’s computing power, measured in hashrate, is a significant driver of its bitcoin mining revenue, and when compared to the global hashrate, determines the company’s market share, making hashrate one of the most important metrics for evaluating bitcoin mining companies.

We owned approximately 336,544 miners, of which approximately 241,934 were in service as of September 30, 2025. The remainder primarily consists of new machines that are ready for installation at expansion sites, are under evaluation for relocation, or are awaiting repair. Our miners range in age from 1-57 months and have an average age of approximately 15 months. Effective May 2024, we estimate the useful lives of our miners to be three years (see Note 2 - Summary of Significant Accounting Policies). We do not have scheduled downtime for our miners; however, we periodically perform unscheduled maintenance and curtailments on our miners, but such downtime has not historically been significant. When performing unscheduled maintenance, we will typically replace the miner with a substitute miner to limit overall downtime. The miners in service as of September 30, 2025 had a range of energy efficiency of 13.5 to 29.5 W/TH with an average operating energy efficiency of 16.7 W/TH.

We obtain bitcoin from our mining operations by contributing all of our computing power to a single mining pool operator, which is currently our sole customer under a contract terminable at any time by either party. In exchange, we earn variable consideration in the form of bitcoin rewards, determined daily using a predetermined formula based on our contributed computing power. The consideration is included in revenue once it is no longer constrained, when we can reasonably estimate the rewards and determine a significant reversal is unlikely, and our sole performance obligation of providing computing power is satisfied. Revenue is not disaggregated into block rewards and transaction fees. From time to time, we sell bitcoin to support operations and strategic growth, and we may also use bitcoin as collateral for lending arrangements. In April 2025, we launched an institutional-grade in-house trading function as we shift to a balanced approach between monetizing new production and building long-term holdings, and we plan to continue to integrate these strategies into our regular treasury management activities. As part of this strategy, we began entering into bitcoin-linked derivative contracts to economically hedge the volatility of bitcoin prices and to generate liquidity in support of core operating activities. These contracts serve as a strategic alternative to selling bitcoin directly and are intended to monetize our bitcoin holdings while managing exposure to adverse price movements. The types of derivatives utilized for this purpose may include bitcoin futures, options, and other structured instruments. These contracts are typically short-term in nature and may be cash-settled or settled in-kind. Treasury management activities may serve cash management, strategic growth, or bitcoin balance hedging, incremental other income or other general corporate purposes. Currently, we do not employ a fixed formula for when or how much bitcoin to sell, and decisions are made by management based on working capital needs, real-time market conditions, risk management objectives, and broader strategic considerations.

The value of bitcoin has historically been subject to wide swings. The following table provides a range of intraday low and intraday high bitcoin prices between October 1, 2022 through September 30, 2025.

Range of intraday bitcoin prices
Quarterly Reporting Periods Ended	Minimum Price	Maximum Price
December 31, 2022	$15,460	$21,479
March 31, 2023	16,490	29,190
June 30, 2023	24,750	31,444
September 30, 2023	24,900	31,862
December 31, 2023	26,521	45,000
March 31, 2024	38,501	73,836
June 30, 2024	56,500	72,777
September 30, 2024	49,050	68,244
December 31, 2024	58,864	108,389
March 31, 2025	76,555	109,358
June 30, 2025	74,421	112,000
September 30, 2025	105,120	124,533

As of September 30, 2025, we held approximately 10,428 bitcoins and had a receivable for 2,583 bitcoin that was posted as collateral and recorded on our Consolidated Balance Sheets as Receivable for bitcoin collateral. The fair value of our bitcoin as of September 30, 2025 was $1,189,443 on our Consolidated Balance Sheets and the fair value of our Receivable for bitcoin collateral was $294,648. Effective October 1, 2023, we adopted Accounting Standards Codification (“ASC”) 350-60 - Accounting for and Disclosure of Crypto Assets, which requires bitcoin to be measured at fair value. See Note 2 - Summary of Significant Accounting Policies for more details on the impact of implementation to the consolidated financial statements. As a result, the carrying value of each bitcoin we held on October 1, 2023 and each subsequent reporting period reflects the price of one bitcoin quoted on the active exchange, Coinbase, at the end of the reporting period. Therefore, decreases in the market price of bitcoin could have a material impact on our earnings and on the carrying value of our bitcoin.

As of September 30, 2025, we did not hold any other cryptocurrency of value other than bitcoin.

AI and HPC Hosting

Leveraging our power optimization, land acquisition, engineering, operations and construction expertise, we have been actively pursuing opportunities to develop portions of our sites and power pipeline for AI, HPC and other advanced data-center hosting and leasing applications. The expansion of AI technologies and the increasing electricity requirements of AI and HPC workloads have positioned our infrastructure as a competitive platform for hyperscalers, cloud service providers and AI and HPC companies seeking reliable and energy-efficient capacity. As of the date of filing of this Annual Report on Form 10-K, we have not had material revenue from our AI and HPC services business, and operating results from this business are not reflected in historical results of operations, including our results of operations for the fiscal year ended September 30, 2025.

We are evaluating existing properties for potential conversion or dual-use development to support AI and HPC tenants and are advancing design and permitting activities for greenfield data-center sites. On October 27, 2025, we acquired property in Austin County, Texas and executed long-term power supply agreements totaling 285 megawatts to support the development of a next-generation data-center campus. This transaction marked the Company’s entry into the Texas market and expanded our power portfolio for future AI and HPC development.

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

The table below describes our fleet as of September 30, 2025, 2024 and 2023 and our miner efficiency and computing power as compared to the global computing power.

	As of September 30,
Combined facilities	2025	2024	2023
Global hashrate (in terms of EH/s) (1)	1,060.0	627.0	391.8
Miner efficiency (W/TH) (2)	16.7	21.9	28.4
CleanSpark average hashrate (in terms of EH/s) (3)	45.6	27.6	9.6
CleanSpark percentage of total global hashrate	4.30%	4.40%	2.45%

(1) Total global hashrate obtained as of September 30, 2025, 2024 and 2023 were from Hashrate index (https://data.hashrateindex.com/network-data/network) using SMA 7 days and YCHARTS (https://ycharts.com/indicators/bitcoin_network_hash_rate), respectively.

(2) Watts of energy required to produce each terahash of processing power. Based on miner fleet operating at period end.
(3) The average hashrate obtained as of September 30, 2025, and 2024 were calculated from operating activity for the final month of the reporting period.

As of September 30, 2025, our operating hashrate was approximately 4.30% of the total global hashrate, and we received approximately the same percentage of the global blockchain rewards, which as of that date equaled approximately 19-20 bitcoin per day, excluding the bitcoin earned from network transaction fees. Ultimately, in order to mine profitably, we work to ensure that these mining rewards cover our direct operating costs.

The table below describes the average cost of mining each bitcoin for the years ended September 30, 2025, 2024 and 2023 and the total energy usage and cost per each kilowatt hour (“kWh”) utilized within our owned facilities.

	For the year ended
Cost of Revenues - Analysis of costs to mine one bitcoin (per bitcoin amounts are actual)	September 30, 2025	September 30, 2024	September 30, 2023
Cost of Mining - Owned Facilities
Cost of energy per bitcoin mined	$42,890	$21,308	$12,668
Other direct costs of mining - non energy utilities per bitcoin mined	66	93	75
Cost to mine one bitcoin - direct energy cost - Owned facilities	$42,956	$21,401	$12,743
Miner depreciation per bitcoin mined	39,727	17,156	8,208
Financing costs per bitcoin mined	44	209	411
Direct cost to mine including non-cash depreciation and financing costs - Owned facilities	$82,727	$38,766	$21,362
Accelerated depreciation per bitcoin mined	—	1,170	4,764
Direct cost to mine including non-cash depreciation, financing costs and accelerated depreciation - Owned facilities	$82,727	$39,936	$26,126

Average revenue of each bitcoin mined (1)	$97,687	$53,708	$24,601
Direct cost to mine one bitcoin as % of average bitcoin mining revenue - Including direct energy cost only	44.0%	39.8%	51.8%
Direct cost to mine one bitcoin as % of average bitcoin mining revenue - Including miner depreciation expense	84.7%	72.2%	86.8%
Direct cost to mine one bitcoin as % of average bitcoin mining revenue - Including miner depreciation expense / including miner accelerated depreciation	84.7%	74.4%	106.2%

Statistics
Owned Facilities
Total bitcoin mined at owned facilities (2)	7,726	6,204	5,196
Bitcoin mining revenue - owned facilities - ($ in thousands)	$754,691	$333,187	$127,827
Total miners in service in owned facilities	241,934	160,200	71,620
Total kWh utilized	5,859,543,539	2,871,574,570	1,360,287,814
Total energy expense - ($ in thousands)	$331,348	$132,192	$65,824
Cost per kWh	$0.057	$0.046	$0.048
Energy expense as a percentage of bitcoin mining revenue, net	43.9%	39.7%	51.5%
Other direct costs of mining - non energy utilities ($ in thousands)	$511	$579	$391
Depreciation expense - miners only - ($ in thousands)	$306,914	$106,434	$42,651
Accelerated depreciation expense - miners only ($ in thousands)	$—	$7,261	$24,754
Direct miner financing costs - ($ in thousands)	$337	$1,295	$2,138

(1) Average revenue of each bitcoin mined is calculated by dividing the sum of bitcoin mining revenue for our owned facilities by the total number of bitcoin mined by our owned facilities during the respective periods. We have determined that Coinbase is the principal market for valuing bitcoin transactions and use the closing price of bitcoin at 23:59:59 UTC as the source of recording revenue. See the table “Range of intraday bitcoin prices” for information on the range of intraday bitcoin prices for quarterly periods between October 1, 2023 and September 30, 2025.

(2) Includes mining rewards and transaction fees but excludes the reduction for pool operator fees.

Power prices are the most significant cost driver for our wholly owned locations, and energy costs represented 43.9%, 39.7%, and 51.5% as expressed as a percentage of bitcoin mining revenues for the years ended September 30, 2025, 2024 and 2023, respectively.

Energy prices can be highly volatile and global events. We have a diverse portfolio of power contracts across our sites in the States of Georgia, Mississippi, Tennessee and Wyoming. The majority of these contracts are currently subject to variable prices and market rate fluctuations with respect to wholesale power costs. Such prices are governed by power purchase agreements which vary by location, and said prices can change hour to hour. While this renders energy prices less predictable, it also gives us greater ability and flexibility to actively manage the energy we consume with a goal of increasing profitability and energy efficiency. Energy prices are also highly sensitive to weather events, such as winter storms, polar vortices and hurricanes, which increase the demand for power regionally. When such events occur, we may curtail our operations to avoid using power at increased rates. The average power prices we paid in our owned facilities for the years ended September 30, 2025, 2024 and 2023 were $0.057, $0.046, and $0.048 per kWh, respectively.

The management team makes real-time determinations on the need and timing during which we should curtail our operations. We curtail when power prices exceed the value we would receive for the corresponding fixed bitcoin reward. This means if bitcoin’s value decreases or energy prices increase, our curtailment will increase; likewise, when bitcoin’s value increases and energy prices decrease, our curtailment will decrease. The management and operations teams manage these decisions on an hour-by-hour basis across all our sites. The Company did not have significant curtailment and maintained an average uptime greater than 90% during the years ended September 30, 2025, 2024 and 2023. A large portion of the curtailment during the first quarter related to Hurricane Helene which affected our Georgia sites at the end of September 2024 to the beginning of October 2024. The southeast Georgia sites were shut down as the hurricane began impacting the region, thus at the beginning of the October 2024, these sites were operating on approximately 200 MW which gradually increased during the same week to their full 365 MW capacity when utility service was restored to the communities.

The Company records depreciation expense (a non-cash expense) on its miners on a straight-line basis over the miners' expected useful life. Such non-cash depreciation amounts are recorded within the Consolidated Statements of Operations and Comprehensive Income (Loss) as Depreciation and amortization. Although the Company recognizes depreciation with respect to its mining assets, it does not consider depreciation in determining whether it is economical to operate its mining equipment since depreciation expense is not an avoidable operating cost, such as energy costs. The table above presents the non-cash miner depreciation expense on a “per bitcoin” basis, calculated by dividing miner depreciation expense in our owned facilities by the number of bitcoin mined in the owned facilities. On a “cost per bitcoin” ratio, miner depreciation expense was $39,727, $17,156 and $8,208 for the years ended September 30, 2025, 2024 and 2023, respectively. The Company recorded accelerated depreciation on certain of its miners based on the reduction of the estimated useful life from 5 years to 3 years, which equaled $1,170 on a cost per bitcoin ratio for the year ended September 30, 2025. In fiscal 2023, the accelerated depreciation was applicable to certain miners removed from service prior to the conclusion of their originally estimated useful life. The number of bitcoin received by all the miners, including the Company, was reduced by 50% effective April 19, 2024 when the bitcoin algorithm halved the rewards from 6.25 per block to 3.125 per block.

We have financing costs for a limited number of miners in our miner fleet, and such costs are recorded within Interest Expense in our Consolidated Statements of Operations and Comprehensive Income (Loss). The table above presents financing costs per bitcoin calculated by dividing direct interest expense on our miner financing agreement by the number of bitcoin mined in our owned facilities. On a cost per bitcoin ratio, financing costs were $44, $209 and $411 for the years ended September 30, 2025, 2024 and 2023, respectively.

The table below describes the average cost of mining each bitcoin for the years ended September 30, 2025, 2024 and 2023 and the total energy usage and cost per each kWh utilized within our hosted facilities.

	For the year ended
Cost of Revenues - Analysis of costs to mine one bitcoin (per bitcoin amounts are actual)	September 30, 2025	September 30, 2024	September 30, 2023
Cost of Mining - Hosted Facilities
Direct hosting fees expense per one bitcoin	$76,269	$36,564	$15,797
Miner depreciation per bitcoin mined	4	22,374	14,872
Direct cost to mine including non-cash depreciation - Hosted facilities	$76,273	$58,938	$30,669
Accelerated depreciation per bitcoin mined	—	—	4,668
Direct cost to mine including non-cash depreciation and accelerated depreciation - Hosted facilities	$76,273	$58,938	$35,337

Average revenue of each bitcoin mined (1)	$78,856	$51,120	$23,611
Direct cost to mine one bitcoin as % of average bitcoin mining revenue - Direct hosting fees only	96.7%	71.5%	66.9%
Direct cost to mine one bitcoin as % of average bitcoin mining revenue - Including miner depreciation expense	96.7%	115.3%	129.9%
Direct cost to mine one bitcoin as % of average bitcoin mining revenue - Including depreciation expense / including accelerated depreciation	96.7%	115.3%	149.7%

Statistics
Hosted Facilities
Total bitcoin mined at hosted facilities (2)	147	896	1,707
Bitcoin mining revenue - Hosted facilities - ($ in thousands)	$11,623	$45,781	$40,294
Total miners in service in hosted facilities	—	28,320	16,325
Total kWh utilized	144,786,545	488,173,523	420,585,554
Total hosting fee expense - ($ in thousands)	$11,242	$32,745	$26,965
Hosting fee per kWh	$0.078	$0.067	$0.064
Hosting fee expense as a percentage of bitcoin mining revenue, net	96.7%	71.5%	66.9%
Depreciation expense - miners only - ($ in thousands)	$1	$20,038	$25,382
Accelerated depreciation expense - miners only ($ in thousands)	$—	$—	$7,967

(1) Average revenue of each bitcoin mined is calculated by dividing the sum of bitcoin mining revenue for hosted facilities by the total number of bitcoin mined within the hosted facilities during the respective periods. We have determined that Coinbase is the principal market for valuing bitcoin transactions and use the closing prices as of 23:59:59 UTC as the source of recording revenue. See the table “Range of intraday bitcoin prices” for information on the range of intraday bitcoin prices for quarterly periods between October 1, 2023 and September 30, 2025.

(2) Includes mining rewards and transaction fees but excludes the reduction for pool operator fees.

For our co-locations, hosting fees (which comprise direct operating costs of the third-party operator with energy as the largest cost) and profit-sharing were a combined 96.7%, 71.5% and 66.9% as a percentage of bitcoin mining revenues for the years ended September 30, 2025, 2024 and 2023, respectively. As of March 31, 2025, we no longer operated mining at co-location hosted facilities.

At our hosted facilities, the hosting fee as compared to kWh utilized in the hosted facilities was $0.078, $0.067, and $0.064 per kWh for the years ended September 30, 2025, 2024 and 2023, respectively. We did not have significant curtailment greater than 20% during the years ended September 30, 2025, 2024 and 2023.

On a “cost per bitcoin” ratio, miner depreciation expense was $4, $22,374, and $14,872 for the years ended September 30, 2025, 2024 and 2023, respectively. The decrease for the fiscal year 2025 period was mainly due to the decrease of bitcoin production as we ended our last hosting agreement at Massena, NY in December 2024. Fiscal year 2024 had an increase as a result of the bitcoin halving on April 19, 2024 when the bitcoin algorithm halved rewards from 6.25 per block to 3.125 per block. The Company did not have any S19 XP or S21 miners at the hosted facilities during the periods presented and accordingly, there was no accelerated depreciation in the hosted facilities in fiscal 2024 following the reduction in the estimated useful life of our miners from 5 years to 3 years. In fiscal 2023, the accelerated depreciation was applicable to certain miners removed from service prior to the conclusion of their originally estimated useful life.

Results of Operations for the Fiscal Years Ended September 30, 2025 and 2024

($ presented in 000's, except for average bitcoin price)

Bitcoin mining revenue

We earned $766,314 in revenues during the year ended September 30, 2025, which was an increase of $387,346, or 102%, as compared with $378,968 in revenues for the year ended September 30, 2024. Bitcoin mining revenues are recorded net of bitcoin mining fees charged by our sole mining pool operator (Foundry) that equaled approximately 0.17% and 0.16% of gross bitcoin mining revenues for the year ended September 30, 2025 and 2024, respectively, and are determined by two main drivers: quantity of bitcoin mined and the price of bitcoin on the date the bitcoin is mined.

During the fiscal year ended September 30, 2025, we mined 7,873 bitcoins, gross of Foundry fees, with an average bitcoin price of $97,337 as compared to 7,092 bitcoins with an average bitcoin price of $53,434 during the year ended September 30, 2024. The increase in bitcoin mining revenue was primarily due to increase in the average bitcoin price and the increase in bitcoin mined year over year. This occurred as we increased the number of our miners in operation, which rose to 241,934 as of September 30, 2025, compared to 188,500 as of September 30, 2024, an expansion of 53,434 or 28%. This increase in our miners in operation increased our hashrate, which is our total computational power, and which when understood in the context of global hashrate, determines how much bitcoin we are able to mine.

Cost of revenues (exclusive of depreciation and amortization expense)

Our cost of revenues were $343,101 for the year ended September 30, 2025, an increase of $177,585, or 107%, as compared with cost of revenues of $165,516 for the year ended September 30, 2024. These costs were primarily related to energy costs to operate miners within our owned facilities, which were $331,348 for the year ended September 30, 2025, an increase of $199,156 as compared to $132,192 for the year ended September 30, 2024. The increase in energy costs was primarily due to the increase in the volume of miners operating in our owned locations partially offset by the reduction in the average cost per kWh, which approximated $0.057/kWh for the year ended September 30, 2025 as compared to an average cost of $0.046/kWh for the year ended September 30, 2024. We continually evaluate energy and bitcoin prices and periodically will curtail our mining operations when it is advantageous to do so.

We also incurred hosting and profit-sharing fees of $11,242 for the year ended September 30, 2025, a decrease of $21,503 as compared to $32,745 for the year ended September 30, 2024. The hosting fees and profit-sharing fees were primarily the result of our co-location agreements with Coinmint and GRIID, which were terminated in February 2025 and October 2024, respectively. The hosting fees decreased period over period due to the expiration of the hosting agreement, subsequent wind-down procedures and removal of miners during the fiscal year.

Professional fees

Professional fees, which consist primarily of legal, accounting and consulting fees, were $13,785 for the year ended September 30, 2025, an increase of $21, from $13,806 for the year ended September 30, 2024. Legal expenses were $5,152 for the year ended September 30, 2025, as compared to $5,707 in the prior year. This remained consistent as legal expenses related to acquisition transaction costs (see Note 5 - Acquisitions) declined, which were offset by higher general legal expenses related to regulatory compliance and debt financing legal services. Other professional fees, namely accounting, audit and consulting, were $8,633 for the year ended September 30, 2025 as compared to $8,099 for the year ended September 30, 2024, representing an increase of $534, which is relatively consistent as we’ve had no significant changes in auditor or consulting activities.

Payroll expenses

Payroll expenses increased to $104,379 for the year ended September 30, 2025 from $74,095 for the same period ended September 30, 2024, representing a $30,284, or 41%, change. Our payroll expenses include all compensation related expenses for our employees, primarily consisting of salaries, wages, payroll-related taxes and benefits and non-cash stock-based compensation. Payroll expenses, excluding non-cash stock-based compensation, were $59,045 the year ended September 30, 2025, representing an increase of 33% from $44,540 in the prior year ended September 30, 2024. This increase was primarily due to the significant growth in locations, and the increase in employee headcount along with employee incentives and bonuses during the year.

Stock-based awards granted to certain employees are a significant portion of our payroll-related costs. Stock-based compensation, which is a non-cash expense, was $45,335 for the year ended September 30, 2025, increase of $15,780, or 53%, from $29,555 the prior year ended September 30, 2024. The increase in stock-based compensation was mainly attributed to the granting of restricted stock units as part of the severance agreement with the Company’s former CEO in August 2025 and to the granting of 2,212,486 restricted stock units in April 2025, most of which represents employee grant awards. These awards were issued to all employees in recognition of their collective contributions and dedication to helping the Company achieve key operational milestones.

General and administrative expenses

General and administrative fees increase to $52,625 for the year ended September 30, 2025 from $30,185 for the same period ended September 30, 2024, representing an increase of $22,440 or 74%. This increase was primarily attributable to increases in corporate overhead, including, but not limited to, property taxes and insurance premiums (primarily due to the substantial increase in owned assets), rent (for additional offices and warehouses), maintenance, and marketing expenses in connection with our growth and expansion for the current period.

Gain on fair value of bitcoin, net

Gain on fair value of bitcoin, net for the year ended September 30, 2025 was $425,646 as compared to a gain on fair value of bitcoin of $113,423 for the year ended September 30, 2024, a change of $312,223 or 275%. The gain pertains to the increase in bitcoin on the balance sheet and the change in bitcoin’s fair value from about $63,300 per bitcoin on September 30, 2024 to about $114,100 per bitcoin on September 30, 2025.

Depreciation and amortization

Depreciation and amortization expense increased to $348,335 for the year ended September 30, 2025, from $154,609 for the same period ended September 30, 2024, an increase of $193,726 or 125%.

Depreciation expense increased by $191,666, or 126%, during the year ended September 30, 2025, to $344,135 from $152,469 for the year ended September 30, 2024, mainly due to an increase in miners and mining-related equipment being placed in service during the comparative period. Additionally, the Company reduced the expected useful life for miners from 5 years for new miners to 3 years, effective May 1, 2024.

Amortization expense for the year ended September 30, 2025 was $4,200, an increase of $2,060, or 96%, from $2,140 for the prior year ended September 30, 2024. The increase in amortization expense is primarily due to the Company’s acquisition of software in the amount of $7,000 throughout the current year.

Other income (expense)

Other income was $84,626 for the year ended September 30, 2025, compared with Other income of $6,610 for the year ended September 30, 2024, which is a change of $78,016 or 1180%.

Gain on bitcoin collateral was the primary reason for the increase in Other income since in the prior year there was minimal collateral held by Coinbase due to a lower line of credit (see Note 7 - Receivable from Bitcoin Collateral for more detail). The gain in the fair value of collateral of $92,190 for the year ended September 30, 2025 pertains to the change in the underlying collateral due to bitcoin's fair value from approximately $63,300 per bitcoin on September 30, 2024 to approximately $114,100 per bitcoin on September 30, 2025.

Interest income in the year ended September 30, 2025 decreased by $4,430 to $4,125 from $8,555 in the prior year ended September 30, 2024 due to a lower balance of cash retained in short-term interest-bearing accounts and the interest earned on the note receivable from GRIID (See Note 8 - Note Receivable from GRIID).

Interest expense in the year ended September 30, 2025 increase by $8,880 to $11,335 from $2,455 in the prior year comparable period due to the amortization of deferred insurance costs from the Convertible Notes, the promissory note, and equipment line of credit, which the Company did not have as of September 30, 2024. This increase was primarily related to our extended line of credit and additional draws from the Coinbase Line of Credit executed throughout the year (see Note 13 - Indebtedness for more details).

Net income (loss)

Net income for the year ended September 30, 2025 was $364,464, an increase of $510,241 compared to a net loss of $145,777 for the year ended September 30, 2024.

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

Cost of revenues (exclusive of depreciation and amortization expense)

Our cost of revenues were $165,516 for the year ended September 30, 2024, an increase of $71,936, or 77%, as compared with cost of revenues of $93,580 for the year ended September 30, 2023. These costs were primarily related to energy costs to operate miners within our owned facilities, which was $132,192 for the year ended September 30, 2024, an increase of $69,763 as compared to $65,824 for the year ended September 30, 2023. The increases in energy costs was primarily due to the increase in the volume of miners operating in our owned locations partially offset by the reduction in the average cost per kWh, which approximated $0.046/kWh for the year ended September 30, 2024 as compared to an average cost of $0.048/kWh for the year ended September 30, 2023. We continually evaluate energy and bitcoin prices and periodically will curtail our mining operations when it is advantageous to do so.

We also incurred hosting fees of $27,961 and profit-sharing fees of $4,784 for the year ended September 30, 2024, an increase of $4,987 and $793, respectively, as compared to $22,974 and $3,991, respectively for the year ended September 30, 2023. The hosting fees and profit-sharing fees were primarily the result of our co-location agreements with Coinmint and GRIID. The hosting fees increased primarily due to increases in utility rates partially offset by a slight reduction in kWh utilized.

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

Payroll expenses

Payroll expenses increased to $74,095 for the year ended September 30, 2024 from $45,714 for the same period ended September 30, 2023. Our payroll expenses include all compensation related expenses for our employees, primarily consisting of salaries, wages, payroll-related taxes and benefits and non-cash stock-based compensation. Payroll expenses, excluding non-cash stock-based compensation, were $44,540 the year ended September 30, 2024, representing an increase of 106% from $21,572 in the prior year ended September 30, 2023. This increase was primarily due to the significant growth in locations, and the increase in employee headcount along with employee bonuses during the year.

We grant stock-based awards to certain employees as a significant portion of our payroll-related costs. Stock-based compensation, which is a non-cash expense, was $29,555 for the year ended September 30, 2024, an increase of $5,413, or 22%, from $24,142 the prior year ended September 30, 2023. Such increase was primarily due to the vesting of market-based restricted stock awards in March 2024 due to achieving the market-based targets.

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

Other income (expenses)

Other income was $6,610 for the year ended September 30, 2024, compared with other expenses of $260 for the year ended September 30, 2023, which is a change of $6,870. The fluctuation was primarily related to the interest income earned in the year ended September 30, 2024 of $8,555 as compared to $481 in the prior year ended September 30, 2023 due to a higher balance of cash retained in short term interest bearing accounts and the interest earned on the Note receivable from GRIID (See Note 8 - Note Receivable from GRIID).

Interest expense in the year ended September 30, 2024 was $2,455, a decrease of $523 from $2,977 in the prior year comparable period. This decrease was primarily related to overall reduction in loan balances. Additionally, we recognized a gain on the change in fair value of contingent consideration of $2,484 for the year ended September 30, 2023 relating to the Mawson acquisition. Unrealized loss on derivative security of $965 was recorded for the year ended September 30, 2024 as compared to loss for the same prior year period of $259. This change between the periods was the result of a change in fair value of the underlying instrument.

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

Non-GAAP Measure

We present Adjusted EBITDA, which is not a measurement of financial performance under generally accepted accounting principles in the United States (“GAAP”). Our non-GAAP “Adjusted EBITDA” excludes (i) impacts of interest, taxes, and depreciation; (ii) our share-based compensation expense, unrealized gains/losses on securities, and changes in the fair value of contingent consideration with respect to previously completed acquisitions, all of which are non-cash items that we believe are not reflective of our general business performance, and for which the accounting requires management judgment, and the resulting expenses could vary significantly in comparison to other companies; (iii) non-cash impairment losses related to long-lived assets; (iv) realized gains and losses on sales of equity securities, the amounts of which are directly related to the unrealized gains and losses that are also excluded; (v) legal fees related to litigation and various transactions, which fees management does not believe are reflective of our ongoing operating activities; (vi) gains and losses on disposal of assets, the majority of which are related to obsolete or unrepairable machines that are no longer deployed; (vii) gains and losses related to discontinued operations that would not be applicable to our future business activities; and (viii) severance expenses.

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

The following is a reconciliation of our non-GAAP Adjusted EBITDA to its most directly comparable GAAP measure (i.e., net income (loss)) for the periods indicated:

($ in thousands)	For the Year Ended September 30,
Reconciliation of non-GAAP Adjusted EBITDA	2025	2024	2023
Net income (loss)	$364,464	$(145,777)	$(138,148)
Depreciation and amortization	348,335	154,609	120,728
Share-based compensation expense	45,335	29,555	24,142
Loss on derivative securities, net	1,546	965	259
Interest income	(4,125)	(8,555)	(481)
Interest expense	11,335	2,455	2,977
Other income	(1,192)	—	(11)
Indirect tax contingency expenses	11,122	—	—
(Gain) loss on disposal of assets	(336)	5,466	1,931
Income tax expense	39,111	3,344	2,416
Fees related to financing & business development transactions	778	4,059	697
Litigation & settlement related expenses	2,052	1,970	7,872
Severance and other expenses	4,948	—	701
Impairment expense - other	—	716	—
Impairment expense - fixed assets	—	197,041	—
Loss from discontinued operations	—	—	4,429
Change in fair value of contingent consideration	—	—	(2,484)
Non-GAAP Adjusted EBITDA*	$823,373	$245,848	$25,028

* We have not excluded our Gain on fair value of bitcoin, net of $425,646 and $113,423 in the year ended September 30, 2025 and 2024, respectively, which we now record in our Consolidated Statements of Operations and Comprehensive Income (Loss) as provided in ASC 350-60, as discussed in the Gain on fair value of bitcoin, net section above.

During August 2025, the Company entered into a severance agreement with its Chief Executive Officer. The stock-based compensation in connection with this severance agreement represents $20,003 and represents a substantial portion of the total Share-based compensation expense reflected in the table above. Additionally, approximately $4,313 of the total Severance and other expenses relates to the same agreement and is included within Payroll expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss). This severance related charge is considered a significant, non-recurring item associated with a unique event.

Liquidity and Capital Resources

($ presented in 000's)

Our primary requirements for liquidity and capital are working capital, capital expenditures, loan payments, public company costs and general corporate needs. We expect these needs to continue as we further develop and grow our business. For the year ended September 30, 2025, our primary sources of liquidity came from existing cash and cash equivalents, bitcoin and proceeds from our convertible notes, our at-the-market ("ATM") equity offering program and lines of credit secured by bitcoin collateral.

As of September 30, 2025, we had total current assets of $1,320,041, consisting of cash and cash equivalents, prepaid expenses and other current assets, bitcoin and total assets in the amount of $3,183,631. Our total current liabilities and total liabilities as of September 30, 2025 were $315,765 and $1,008,504, respectively. We had a working capital of $1,004,276 as of September 30, 2025. With the recent launch of our bitcoin treasury function in April 2025, we have begun to use a portion of the bitcoin we mine to fund operations and to fund capital expenditures. In addition, as of September 30, 2025, we had $636,036 zero-coupon convertible notes outstanding, a $174,500 outstanding balance in a line of credit drawn with Coinbase, and an undrawn line of credit with Two Prime as discussed in Note 13 - Indebtedness.

In November 2025, we issued $1,150,000 aggregate principal amount of 0.00% Convertible Senior Notes due 2032 in a private offering. A portion of the proceeds was used to repurchase shares of our common stock, with the remainder intended for expansion of our power and land portfolio, data-center infrastructure development, repayment of bitcoin-backed credit balances, and general corporate purposes.

Based on our current plans and business conditions, we believe that existing cash and cash equivalents and bitcoin, together with cash generated from operations and our future investing and financing activities, will be sufficient to satisfy our anticipated cash requirements for the next 12 months and for the reasonably foreseeable future until we reach consistent profitability. Our expansion into HPC, data center and AI infrastructure development is expected to increase capital intensity and shift the timing of cash inflows relative to capital outlays.

Developing and constructing data center campuses requires substantial up-front capital expenditures for land, substations, interconnection and specialized cooling systems, which may temporarily reduce liquidity. Although we expect to fund a portion of these expenditures through the strategic use of bitcoin holdings and related Digital Asset Management activities, we may also supplement these sources with external financing depending on market conditions and project timing.

This business expansion introduces trends and uncertainties that could impact our liquidity and capital resources in several ways. First, increased capital expenditure requirements for new HPC, data center and AI infrastructure projects may accelerate cash deployment and increase short-term liquidity needs. Second, the timing of cash inflows may shift, as hosting and leasing revenues generally materialize after construction completion and customer onboarding, resulting in a lag between capital investment and revenue realization. Third, although our bitcoin-backed liquidity and treasury activities provide flexibility, we may seek to access additional financing, through debt, equity, or infrastructure-oriented funding, to meet project-scale capital demands or to preserve bitcoin holdings during periods of market volatility.

We are likely to require additional capital to respond to technological advancements, competitive dynamics or technologies, business opportunities, challenges, acquisitions or unforeseen circumstances and, in either the short-term or long-term, may determine to engage in equity or debt financings. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited. In particular, the ongoing impacts of inflation and fluctuations in interest rates, global conflicts including increases in tariffs, have resulted in, and may continue to result in, significant disruption and volatility in the global financial markets, reducing our ability to access capital. If we are unable to raise additional funds when or on the terms desired, our business, financial condition and results of operations could be adversely affected.

Material Cash Requirements

We are a party to many contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the condensed consolidated balance sheet as of September 30, 2025, while others are considered future commitments. Our contractual obligations primarily consist of cancelable purchase commitments with various parties to purchase goods or services, primarily miners and equipment, entered into in the normal course of business, loans and both finance and operating leases. For information regarding our other contractual obligations, refer to Note 19 - Commitments and Contingencies included elsewhere in our notes to consolidated financial statements.

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

Digital Asset Management Treasury Activity

During the year ended September 30, 2025, the Company instituted a Digital Asset Management (“DAM”) treasury strategy designed to enhance liquidity and generate incremental income from the Company’s bitcoin holdings. The Company selectively engages in derivative transactions, primarily covered call and put option contracts, that are collateralized by bitcoin held in treasury. These transactions are structured to manage operating liquidity and monetize near-term volatility while maintaining long-term exposure to bitcoin price appreciation.

During periods of rising bitcoin prices, the Company’s realized derivative results may reflect accounting losses on written call options that are settled in bitcoin or cash, as the strike price is below the prevailing market price of bitcoin. However, such losses are offset economically and accounted for by an increase in the fair value of the underlying bitcoin retained by the Company through the settlement date. This strategy, referred to internally as “Spot+” trading, provides the Company with steady proceeds from the sale of options while managing the regular and ongoing bitcoin for operating needs.

The Company also generates premium proceeds from the sale of far out-of-the-money call options with low delta exposure. While bitcoin subject to these contracts may get called from time to time, these options typically expire unexercised and provide proceeds without requiring disposition of bitcoin. In the event of an exercise, the company may adjust the pace of Spot+ and yield activities to replenish bitcoin HODL balances, or use the additional cash generated for operating or capital expenditures. The proceeds generated from these activities provide a steady stream of revenue for the company while acting as economic hedges for the company’s wider operating activities. While the Company’s use of purchased or written call options has been limited to date, these are expected to be a growing portion of the Company’s holistic and growing treasury management and hedging activities.

The table below reconciles the Company’s derivative income to its related proceeds from DAM activities for the period presented:

For the Year Ended
($ in thousands)	September 30, 2025
Loss on derivative securities, net	$(1,546)
Add: Fair value in excess of strike price on settled written DAM Options	3,204
Add: Loss on value assigned to costless Bitmain contract option	6,850
Add: Loss on other non-DAM Investments	1,247
Proceeds from premiums	$9,755

These activities provided approximately $12.1 million of proceeds from premiums and incremental Spot+ trading during the fiscal year, supplementing operating cash flows from bitcoin mining. Management views DAM activities as an integrated component of its treasury strategy and liquidity management, rather than as speculative trading. The Company expects to continue its Spot+ and yield strategies at measured levels relative to its total bitcoin balance and operating requirements. The Bitmain options are bitcoin-linked derivatives but were not a result of the Company’s DAM strategy and are not included in DAM activity. The Company had no DAM derivative positions open as of September 30, 2025.

The table below presents the Company’s DAM derivative activity for the year ended September 30, 2025, which supports the proceeds reconciliation above:

	Average BTC Price at Contract Date	Average BTC Strike Price	BTC Equivalent Contracts	Proceeds from Premiums ($000's)	Effective Sales Price to Spot	Annualized Premium Yield
Spot+ Calls	$110,573	$112,630	1,100	$734	102.5%	—
Yield Calls	113,055	121,181	4,025	$1,973	—	12.0%
Yield Puts	116,173	107,833	260	$69	—	8.0%
Bitmain options hedge	116,265	111,000	690	$6,979	—	—
Total				$9,755

Operating Activities from Continuing Operations

The Company generates non-cash revenue through mining bitcoin, a portion of which is sold to fund operating and investing activities, and a portion may be retained as collateral for borrowing or for use in derivative transactions. Only bitcoin sold nearly immediately after being mined qualifies as cash flows from operating activities. As a result, net cash used in operating activities was $461,032 for the year ended September 30, 2025 primarily due to net income of $364,464, adjusted by adding non-cash activity to reconcile net loss to net cash including depreciation and amortization of $348,335 and stock based compensation of $45,335 and subtracting non-cash bitcoin mining revenues of $766,314, gain on fair value of bitcoin, net of $425,646 and gain on fair value of receivable for bitcoin collateral of $92,190. Changes in operating assets and liabilities generated a net total of $19,503 of cash.

Net cash used in operating activities was $233,154 for the year ended September 30, 2024 primarily due to net loss of $145,777, adjusted by adding non-cash adjustment to reconcile net loss to net cash of impairment of goodwill, fixed assets and other of $197,757, depreciation and amortization of $154,609, stock based compensation of $29,555 and loss on disposal of assets of $5,466 and subtracting non-cash bitcoin mining revenues of $378,968, gain on fair value of bitcoin, net of $113,423 and gain on fair value of receivable for bitcoin collateral of $1,384. Changes in operating assets and liabilities generated a net total of $13,185 of cash.

Investing Activities from Continuing Operations

Cash flows used by investing activities during the year ended September 30, 2025 was $305,656 as compared with $920,398 for the year ended September 30, 2024. Our payments on miner equipment purchase and deposits of $418,212, purchase of fixed assets of $144,661, the purchase of bitcoin of $160,184, and the combined asset purchases of land and locations of $15,008 were the main cash outflows in the current year. The Company generated $378,158 of cash flows from the sales of bitcoin and settlement of bitcoin linked derivatives during the year ended September 30, 2025.

Our payments on miner equipment purchase and deposits of $740,296, purchase of fixed assets of $66,100, purchase of land and locations for $97,647 and the Note receivable from GRIID in the amount of $60,919 were the main components of our investing cash outflows for the year ended September 30, 2024.

Financing Activities from Continuing Operations

Cash flows generated by financing activities during the year ended September 30, 2025 amounted to $688,866, as compared with $1,249,123 for the year ended September 30, 2024. Our cash flows from financing activities for the year ended September 30, 2025 consisted primarily of proceeds from our convertible debt offering and line of credit draws totaling $889,195 and the remainder of our at-the-market offering facility of $186,808, partially offset by repayments of the line of credit and other debt of $135,980 as well as using funds from the convertible debt issuance for purchases of treasury stock totaling $145,000 and purchase of a capped calls totaling $90,350.

Our cash flows from financing activities for the year ended September 30, 2024 consisted primarily of proceeds from our at-the-market offering facility of $1,231,834 (106,969,819 shares at a weighted average price of $11.43 per share and $9,590 collections from receivable from equity offerings) and borrowings under our credit facility with Coinbase of $50,000.

Cash Flows from Discontinued Operations

There was no cash used in discontinued operations for the year ended September 30, 2025. Cash used in discontinued operations was $508 for the year ended September 30, 2024, primarily related to payments for warranty services.

Recently Issued and Proposed Accounting Pronouncements

For information on new accounting pronouncements and the impact of these pronouncements on our Consolidated Financial Statements, see Note 2 - Summary of Significant Accounting Policies in the notes to our Consolidated Financial Statements.

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

Valuation allowances on deferred tax assets

Accounting for income taxes requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently. The guidance requires the reduction of deferred tax assets by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We have recorded a partial valuation allowance on our deferred tax assets. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. To fully utilize the net operating loss (“NOL”) carryforward, we will need to generate sufficient future taxable income in each respective jurisdiction. Due primarily to our history of losses, it is more likely than not that a portion of our deferred tax assets as of September 30, 2025 will not be realized. Future estimates of taxable income could have a material impact our utilization of our NOLs.

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

As of September 30, 2025, the Company held approximately 10,428 bitcoin on hand and the equivalent of 2,583 bitcoin receivable as a result of collateral held by third parties. As of September 30, 2025, the fair value of a single bitcoin was approximately $114,100, causing the fair value of the Company’s bitcoin holdings and receivable from collateral on that date to approximate $1,189 and $295 million, respectively. A 10% increase or decrease in the fair value of bitcoin as of September 30, 2025, would have increased or decreased the total cash value that could be realized if the Company were to sell its bitcoin for cash by approximately $148 million in total.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements

Audited Consolidated Financial Statements:

F-1	Reports of Independent Registered Public Accounting Firm (BDO USA, P.C.; Las Vegas, Nevada; PCAOB ID 243)
F-7	Report of Independent Registered Public Accounting Firm (MaloneBailey, LLP; Houston, Texas; PCAOB ID 206)
F-8	Consolidated Balance Sheets as of September 30, 2025 and 2024
F-10	Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended September 30, 2025, 2024 and 2023
F-12	Consolidated Statements of Stockholders’ Equity for the years ended September 30, 2025, 2024 and 2023
F-15	Consolidated Statements of Cash Flows for the years ended September 30, 2025, 2024 and 2023
F-17	Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

CleanSpark, Inc.

Las Vegas, Nevada

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of CleanSpark, Inc. (the “Company”) as of September 30, 2025 and 2024, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for the years then ended, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated November 25, 2025 expressed an unqualified opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue from Bitcoin Mining

As described in Note 2 to the consolidated financial statements, the Company is a participant in a third-party operated mining pool (the “mining pool”) and enters into contracts with the mining pool operator (the “Customer”) to provide hash calculations (or hashrate) to the mining pool. The Company earns non-cash consideration based on the Full-Pay-Per-Share (“FPPS”) payout method set forth by the Customer in the form of bitcoin. The amount of bitcoin the Company is entitled to for providing hash calculations to the Customer's mining pool under the FPPS payout method is made up of block rewards and transaction fees less mining pool fees. The non-cash consideration calculated as a block reward over the continuously renewed contract periods is based on the total blocks expected to be generated on the Bitcoin Network in accordance with a formula that includes the hash calculations that the Company provides to the Customer as a percent of the Bitcoin Network’s implied hash calculations as determined by the network difficulty. The Company’s performance is completed over time as the Customer obtains control of the hash calculations, because the Company provides the hash calculations throughout the contract period and the Customer simultaneously obtains control of the service and uses it to produce bitcoin. For the year ended September 30, 2025, bitcoin mining revenue, net (“mining revenue”) was approximately $766 million.

We identified certain revenue from bitcoin mining as a critical audit matter. Evaluating (i) the completeness of the Company’s performance obligation to provide hash calculations throughout the contract period and (ii) the amount of non-cash consideration earned based on the FPPS payout method that is calculated as a block reward using the hash calculations that the Company provides to the Customer involved especially complex and challenging auditor judgment due to the nature and significant extent of audit effort required to address these matters.

The primary procedures we performed to address this critical audit matter included:

•
With the assistance of our Information Technology (“IT”) professionals, identifying the key system used to monitor hashrate and testing the design and operating effectiveness of IT general controls over that system.
•
Confirming with the mining pool operator (i) the contractual terms used in the determination of mining revenue, (ii) hashrate provided to the mining pool operator by the Company, (iii) total mining revenue earned by the Company, and (iv) the Company’s digital asset wallet addresses in which the mining revenue is deposited.
•
Using the Company’s digital asset wallet addresses confirmed by the mining pool operator, reconciling the mining revenue earned from and paid by the mining pool operator against on-chain transactions independently obtained from the blockchain.
•
Recalculating the Company’s recorded mining revenue per the calculation prescribed in the FPPS payout method using independently obtained blockchain contractual inputs, the hashrate confirmed by the mining pool operator, and independent bitcoin prices.
•
For the mining revenue generated, testing the completeness and accuracy of the hashrate provided to the mining pool operator on a sample basis by comparing it against the system used by the Company to monitor hashrate.

Accounting for Convertible Notes and Capped Calls

As described in Notes 2 and 13 to the consolidated financial statements, in December 2024 the Company issued $650 million aggregate principal amount of convertible senior notes due 2030 (the “2030 Notes”). In connection with the issuance of the 2030 Notes, the Company entered into privately negotiated capped call transactions (the “2030 Capped Calls”) with certain financial institutions at an aggregate cost of approximately $90.4 million. The embedded conversion and redemption features of the 2030 Notes do not meet the criteria for bifurcation and are not recognized as separate derivative instruments. The 2030 Capped Calls meet the criteria for classification in equity, are not remeasured each reporting period, and are included as a reduction to additional-paid-in-capital within shareholders’ equity.

We identified the Company’s accounting for the 2030 Notes and 2030 Capped Calls as a critical audit matter. Determining whether the embedded redemption and conversion features related to the 2030 Notes met the criteria for bifurcation to be recognized as separate derivative instruments and whether the 2030 Capped Calls met the criteria for equity classification involved the use of significant judgment in the application of complex accounting standards. Auditing these elements involved especially challenging, subjective, and complex auditor judgment due to the nature and extent of the audit effort required to evaluate management’s application of complex accounting standards to these elements.

The primary procedures we performed to address this critical audit matter included:

•
Reading and analyzing the relevant agreements to identify relevant terms and conditions that affect whether the embedded conversion and redemption features in the 2030 Notes met the criteria to be bifurcated and recognized as separate derivative instruments and whether the 2030 Capped Calls met the criteria for equity classification.
•
With the assistance of professionals in our firm having expertise in the relevant technical accounting, evaluating the Company’s conclusions regarding whether the embedded conversion and redemption features in the 2030 Notes met the criteria to be bifurcated and recognized as separate derivative instruments and whether the 2030 Capped Calls met the criteria for equity classification.

Classification of Public and Private Warrants Issued for GRIID Acquisition

As described in Notes 2, 5, and 16 to the consolidated financial statements, the Company accounts for stock warrants as either equity instruments or liabilities. In connection with the acquisition of GRIID Infrastructure, Inc. (“GRIID”), the Company issued Public Warrants, Private Warrants, and GEM Warrants to former holders of GRIID warrants. Management determined that the Public Warrants are subject to accounting treatment as equity, while the Private Warrants and GEM Warrants are subject to accounting treatment as liabilities.

We identified the classification of the Public Warrants and Private Warrants issued in connection with the GRIID acquisition as a critical audit matter. Determining whether the Public Warrants and Private Warrants should be accounted for as equity instruments or liabilities involved the use of significant judgment in the application of complex accounting standards. Auditing these elements involved especially challenging and complex auditor judgment due to the nature and extent of the audit effort required to evaluate management’s application of complex accounting standards to these elements.

The primary procedures we performed to address this critical audit matter included:

•
Reading and analyzing the relevant agreements to identify relevant terms and conditions that affect whether the Public Warrants and Private Warrants should be accounted for as equity instruments or liabilities.
•
With the assistance of professionals in our firm having expertise in the relevant technical accounting, evaluating the Company’s conclusions regarding whether the Public Warrants and Private Warrants should be accounted for as equity instruments or liabilities.

/s/ BDO USA, P.C.

We have served as the Company's auditor since 2024.

Las Vegas, Nevada

November 25, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

CleanSpark, Inc.

Las Vegas, Nevada

Opinion on Internal Control over Financial Reporting

We have audited CleanSpark, Inc.’s (the “Company’s”) internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 30, 2025 and 2024, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for the years then ended, and the related notes and schedule and our report dated November 25, 2025 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

November 25, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

CleanSpark, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of operations and comprehensive (loss), stockholders’ equity, and cash flows of CleanSpark, Inc. and its subsidiaries (collectively, the “Company”) for the year ended September 30, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the results of their operations and their cash flows for the year ended September 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, Texas

December 1, 2023, except for the effects of the revision discussed in Note 3 to the consolidated financial statements, as to which the date is December 3, 2024

CLEANSPARK, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share amounts)

	September 30, 2025	September 30, 2024
ASSETS
Current assets
Cash and cash equivalents	$42,966	$121,222
Restricted cash	3,490	3,056
Prepaid expense and other current assets	11,875	7,995
Bitcoin - current	966,829	431,661
Receivable from bitcoin collateral	294,648	77,827
Note receivable from GRIID	—	60,919
Derivative investments	233	1,832
Investment in debt security, AFS, at fair value	—	918
Total current assets	$1,320,041	$705,430

Bitcoin - noncurrent	$222,614	$—
Property and equipment, net	1,363,681	869,693
Operating lease right of use assets	4,254	3,263
Intangible assets, net	5,849	3,040
Deposits on miners and mining equipment	112,037	359,862
Other long-term assets	23,497	13,331
Goodwill	131,658	8,043
Total assets	$3,183,631	$1,962,662

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$15,159	$82,992
Accrued liabilities	117,544	43,874
Other current liabilities	6,096	2,240
Current portion of debt	176,570	58,781
Dividends payable	396	—
Total current liabilities	$315,765	$187,887
Long-term liabilities
Long-term debt, net of current portion, debt discount and debt issuance costs	644,586	7,176
Deferred income taxes	44,872	5,761
Other long-term liabilities	3,281	997
Total liabilities	$1,008,504	$201,821

Commitments and contingencies - Note 19

CLEANSPARK, INC.

CONSOLIDATED BALANCE SHEETS (continued)

(in thousands, except par value and share amounts)

	September 30, 2025	September 30, 2024
Stockholders' equity
Preferred stock; $0.001 par value; 10,000,000 shares authorized; Series A shares; 2,000,000 authorized; 1,750,000 issued and outstanding (liquidation preference $0.02 per share) Series X shares; 0 and 1,000,000 authorized, issued and outstanding, respectively	2	3
Common stock; $0.001 par value; 600,000,000 and 300,000,000 shares authorized; 296,087,533 and 270,897,784 shares issued; 284,327,598 and 270,897,784 shares outstanding, respectively	296	271
Additional paid-in capital	2,445,723	2,239,367
Accumulated other comprehensive income	—	418
Accumulated deficit	(125,894)	(479,218)
Treasury stock at cost; 11,759,935 and 0 shares held, respectively	(145,000)	—
Total stockholders' equity	2,175,127	1,760,841

Total liabilities and stockholders' equity	$3,183,631	$1,962,662

The accompanying notes are an integral part of these Consolidated Financial Statements.

CLEANSPARK, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share and share amounts)

	For the year ended September 30,
	2025	2024	2023
Revenues, net
Bitcoin mining revenue, net	$766,314	$378,968	$168,121
Other services revenue	—	—	287
Total revenues, net	$766,314	$378,968	$168,408

Costs and expenses
Cost of revenues (exclusive of depreciation and amortization)	343,101	165,516	93,580
Professional fees	13,785	13,806	10,869
Payroll expenses	104,379	74,095	45,714
General and administrative expenses	52,625	30,185	20,823
(Gain) loss on disposal of assets	(336)	5,466	1,931
Gain on fair value of bitcoin, net	(425,646)	(113,423)	—
Depreciation and amortization	348,335	154,609	120,728
Indirect tax contingency expenses	11,122	—	—
Impairment expense - bitcoin	—	—	7,163
Impairment expense - fixed assets	—	197,041	—
Impairment expense - other	—	716	—
Realized gain on sale of bitcoin	—	—	(1,357)
Total costs and expenses	$447,365	$528,011	$299,451

Income (loss) from operations	318,949	(149,043)	(131,043)

Other income (expense)
Gain on fair value of contingent consideration	—	—	2,484
Gain on bitcoin collateral	92,190	1,475	—
Loss on derivative securities, net	(1,546)	(965)	(259)
Interest income	4,125	8,555	481
Interest expense	(11,335)	(2,455)	(2,977)
Other income	1,192	—	11
Total other income (expense)	$84,626	$6,610	$(260)

Income (loss) before income tax expense	403,575	(142,433)	(131,303)
Income tax expense	39,111	3,344	2,416
Income (loss) from operations	$364,464	$(145,777)	$(133,719)

Discontinued operations
Loss from discontinued operations	$—	$—	$(4,429)

Net income (loss)	$364,464	$(145,777)	$(138,148)

Preferred stock dividends	11,140	3,422	—

Net income (loss) attributable to common shareholders	$353,324	$(149,199)	$(138,148)

Other comprehensive (loss) income, net of tax	(418)	192	116

Total comprehensive income (loss) attributable to common shareholders	$352,906	$(149,007)	$(138,032)

CLEANSPARK, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (continued)

(in thousands, except per share and share amounts)

	For the year ended September 30,
	2025	2024	2023
Income (loss) from continuing operations per common share - basic	$1.25	$(0.69)	$(1.30)

Weighted average common shares outstanding - basic	282,182,800	216,860,819	102,707,509

Income (loss) from continuing operations per common share - diluted	$1.12	$(0.69)	$(1.30)

Weighted average common shares outstanding - diluted	317,761,220	216,860,819	102,707,509

(Loss) on discontinued operations per common share - basic	$—	$—	$(0.04)

Weighted average common shares outstanding - basic	282,182,800	216,860,819	102,707,509

(Loss) on discontinued operations per common share - diluted	$—	$—	$(0.04)

Weighted average common shares outstanding - diluted	317,761,220	216,860,819	102,707,509

The accompanying notes are an integral part of these Consolidated Financial Statements.

CLEANSPARK, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance, September 30, 2022	1,750,000	$2	55,661,337	$56	$599,898	$110	$(196,054)	$404,012
Options and restricted stock units issued for services	—	—	4,483,669	4	24,138	—	—	24,142
Shares withheld for net settlement of restricted stock units related to tax withholdings	—	—	(1,397,258)	(1)	(5,871)	—	—	(5,872)
Shares issued for settlement of contingent consideration related to business acquisition	—	—	1,100,890	1	2,839	—	—	2,840
Shares issued for business acquisition	—	—	1,590,175	1	4,801	—	—	4,802
Shares returned for settlement of contingent consideration and holdbacks related to business acquisition	—	—	(83,417)	—	—	—	—	—
Shares issued under equity offering, net of offering costs	—	—	98,829,525	99	383,677	—	—	383,776
Net loss	—	—	—	—	—	—	(138,148)	(138,148)
Other comprehensive income, net of tax	—	—	—	—	—	116	—	116
Balance, September 30, 2023	1,750,000	$2	160,184,921	$160	$1,009,482	$226	$(334,202)	$675,668

CLEANSPARK, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

(in thousands, except share amounts)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance, September 30, 2023	1,750,000	$2	160,184,921	$160	$1,009,482	$226	$(334,202)	$675,668
Cumulative effect of change in accounting principle (See Note 2)	—	—	—	—	—	—	4,183	4,183
Options and restricted stock units issued for services	—	—	5,357,166	6	29,549	—	—	29,555
Shares withheld for net settlement of restricted stock units related to tax withholdings	—	—	(1,763,415)	(2)	(22,553)	—	—	(22,555)
Exercise of options and warrants	—	—	149,293	—	752	—	—	752
Shares issued under equity offering, net of offering costs	—	—	106,969,819	107	1,222,136	—	—	1,222,243
Preferred stock dividends	—	—	—	—	—	—	(3,422)	(3,422)
Preferred stock Series X Issuance	1,000,000	1	—	—	—	—	—	1
Net loss	—	—	—	—	—	—	(145,777)	(145,777)
Other comprehensive income, net of tax	—	—	—	—	—	192	—	192
Balance, September 30, 2024	2,750,000	$3	270,897,784	$271	$2,239,367	$418	$(479,218)	$1,760,841

CLEANSPARK, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

(in thousands, except share amounts)

	Preferred Stock		Common Stock		Treasury	Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Stock	Capital	Income	Deficit	Equity
Balance, September 30, 2024	2,750,000	$3	270,897,784	$271	$—	$2,239,367	$418	$(479,218)	$1,760,841
Options and restricted stock units issued for services	—	—	3,603,208	3	—	45,332	—	—	45,335
Shares issued for business acquisition	—	—	5,031,221	5	—	60,672	—	—	60,677
Warrants issued	—	—	—	—	—	3,798	—	—	3,798
Warrants reclassified as equity awards	—	—	—	—	—	1,607	—	—	1,607
Purchase of capped call	—	—	—	—	—	(90,350)	—	—	(90,350)
Shares withheld for net settlement of restricted stock units related to tax withholdings	—	—	(222,080)	—	—	(2,416)	—	—	(2,416)
Exercise of options and warrants	—	—	158,039	—	—	922	—	—	922
Shares issued under equity offering, net of offering costs	—	—	16,619,361	17	—	186,791	—	—	186,808
Preferred stock dividends	—	—	—	—	—	—	—	(11,140)	(11,140)
Preferred stock series X redemption	(1,000,000)	(1)	—	—	—	—	—	—	(1)
Purchase of treasury stock	—	—	—	—	(145,000)	—	—	—	(145,000)
Net income	—	—	—	—	—	—	—	364,464	364,464
Other comprehensive income, net of tax	—	—	—	—	—	—	(418)	—	(418)
Balance, September 30, 2025	1,750,000	$2	296,087,533	$296	$(145,000)	$2,445,723	$—	$(125,894)	$2,175,127

The accompanying notes are an integral part of these Consolidated Financial Statements.

CLEANSPARK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended September 30,
	2025	2024	2023
Cash Flows from Operating Activities
Net income (loss)	$364,464	$(145,777)	$(138,148)
Less: Income from discontinued operations	—	—	4,429
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Bitcoin mining revenue, net	(766,314)	(378,968)	(168,121)
Gain on fair value of bitcoin, net	(425,646)	(113,423)	—
Proceeds from sale of bitcoin	—	—	116,271
Realized gain on sale of bitcoin	—	—	(1,357)
Bitcoin issued for services	1,932	1,134	720
Impairment expense - fixed assets	—	197,041	—
Impairment expense - other	—	716	—
Impairment expense - bitcoin	—	—	7,163
Loss on derivative securities, net	1,546	965	259
Gain on fair value of contingent consideration	—	—	(2,484)
Gain on bitcoin collateral	(92,190)	(1,475)	—
Stock based compensation	45,335	29,555	24,142
Depreciation and amortization	348,335	154,609	120,728
Deferred income taxes, net	39,111	3,344	2,416
(Gain) loss on disposal of assets	(336)	5,466	1,931
Other	3,228	474	662
Changes in operating assets and liabilities
Decrease in operating lease liabilities	(1,072)	(287)	(70)
Increase in accounts payable and accrued liabilities	32,794	19,721	13,244
(Increase) decrease in prepaid expenses and other current assets	(5,057)	(3,367)	2,555
Increase in other long-term assets	(7,162)	(2,882)	(2,913)
Net cash used in operating activities - Continuing Operations	$(461,032)	$(233,154)	$(18,573)
Net cash used in operating activities of Discontinued Operations	—	(508)	1,326
Net cash used in operating activities	$(461,032)	$(233,662)	$(17,247)

Cash Flows from Investing Activities
Payments on miners and mining equipment (including deposits)	$(418,212)	$(740,296)	$(239,416)
Purchase of fixed assets	(144,661)	(66,100)	(61,460)
Purchase of bitcoin	(160,184)	—	—
Proceeds from sale of bitcoin and option settlement	378,158	43,126	—
Proceeds from sale of miners	41,662	1,438	34
Proceeds from sale of derivative contracts	9,653	—	—
Acquisition of GRIID Infrastructure	1,411	—	—
Asset acquisition - LaFayette, GA Location	(1,413)	—	—
Asset acquisition - Twin City, GA Location	(5,490)	—	—
Asset acquisition - Tennessee Locations	(8,105)	(18,376)	—
Asset acquisition - Wyoming Locations	—	(25,940)	—
Asset acquisition - LN Energy	—	(25,933)	—
Asset acquisition - Mississippi Locations	—	(22,791)	—
Asset acquisition - Dalton, GA Locations	—	(3,569)	(9,389)
Asset acquisition - Land in Sandersville, GA	—	(1,038)	(1,430)
Acquisition of Mawson	—	—	(22,518)
Note receivable from GRIID	—	(60,919)	—
Other	1,525	—	—
Net cash used in investing activities - Continuing Operations	$(305,656)	$(920,398)	$(334,179)
Net cash provided by investing activities - Discontinued Operations	—	—	2,250
Net cash used in investing activities	$(305,656)	$(920,398)	$(331,929)

CLEANSPARK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in thousands)

	For the year ended September 30,
	2025	2024	2023
Cash Flows from Financing Activities
Purchase of treasury stock	$(145,000)	$—	$—
Payments for capped call	(90,350)	—	—
Payments on debt	(135,980)	(7,265)	(14,466)
Payments of debt issuance costs	(2,007)	—	—
Payments on preferred dividends	(10,744)	(3,421)	(21)
Payments on finance leases	(25)	(93)	(301)
Refund of debt commitment fee	—	—	150
Proceeds from debt, net of issuance fees	889,195	50,000	1,937
Payments of taxes on shares withheld for net settlement of restricted stock units	(3,953)	(22,685)	(5,571)
Proceeds from exercise of options and warrants	922	753	—
Proceeds from equity offerings, net	186,808	1,231,834	376,200
Net cash provided by financing activities	$688,866	$1,249,123	$357,928

Net (decrease) increase in cash, cash equivalents and restricted cash	$(77,822)	$95,063	$8,752

Cash, cash equivalents and restricted cash, beginning of the year	$124,278	$29,215	$20,463

Cash and cash equivalents, and restricted cash, end of the year	$46,456	$124,278	$29,215

Supplemental disclosure of cash flow information
Cash paid for interest	$8,879	$2,126	$2,907
Non-cash investing and financing transactions
Shares issued for settlement of contingent consideration related to business acquisition	$—	$—	$2,840
Receivable for equity proceeds	$—	$—	$9,590
Fixed asset and miner purchases accrued not paid	$1,140	$67,572	$27,369
Shares withheld for net settlement of restricted stock units related to tax withholdings	$2,415	$22,555	$5,873
Fixed assets purchased through finance transactions	$1,535	$7,190	$493
Miners and derivatives purchased with bitcoin	$80,880	$—	$—
Software purchased with bitcoin	$7,000	$541	$229
Preferred shares dividends accrued	$396	$—	$—
Unrealized gain on investment in available-for-sale debt security	$—	$—	$116
Shares issued in connection with GRIID Acquisition	$60,677	$—	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

CLEANSPARK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

($ in thousands, except per share and bitcoin amounts)

1. ORGANIZATION AND LINE OF BUSINESS

Organization

CleanSpark, Inc. (the “Company”) is a data center developer focused on bitcoin mining. The Company independently owns, leases, and operates fifteen data centers in Georgia, eleven data centers in Tennessee, five data centers in Mississippi, and two data centers in Wyoming as of September 30, 2025.

The Company does not currently host miners for any other companies. The Company designs its infrastructure to responsibly secure and support the bitcoin network, the world’s most recognized digital commodity.

Lines of Business

Bitcoin Mining Business

Through CleanSpark, Inc., and its wholly owned subsidiaries, the Company engages in bitcoin mining operations. The Company entered the bitcoin mining industry through its acquisition of ATL Data Centers LLC (“ATL”) in December 2020. It acquired a second data center in August 2021. Bitcoin mining has since become the Company’s principal revenue generating business activity. Following the expiration of the Company’s co-location hosting arrangement in January 2025, all mining operations are conducted at facilities that the Company owns or leases and operates across Georgia, Tennessee, Mississippi, and Wyoming. The Company continues to expand its operational footprint through the acquisition and development of additional data centers, miners, and supporting infrastructure designed to increase its total hash rate capacity and operational efficiency.

The Company is evaluating opportunities to expand its data-center platform to support high-performance computing (“HPC”) and artificial intelligence (“AI”) workloads. This prospective expansion builds on the Company’s existing expertise in power procurement, infrastructure design, and facility operations developed through its Bitcoin mining activities. During October 2025, the Company acquired land and power capacity in Texas to enable the potential development of a next-generation data-center campus.

Through its subsidiaries, the Company maintains real property holdings associated with its bitcoin mining activities.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying audited Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the U.S. Securities and Exchange Commission (the “SEC”).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of CleanSpark, Inc. and the Company’s wholly owned subsidiaries. All intercompany transactions have been eliminated upon consolidation of these entities. The Company has a sole reporting segment which is the bitcoin mining segment.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates include estimates used to review the Company’s goodwill impairment, impairments and estimations of long-lived assets, valuation of derivative assets and liabilities, available-for-sale investments, and the valuations of share based awards. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may materially differ from these estimates under different assumptions or conditions.

Revenue from Contracts with Customers - Revenue from Bitcoin Mining

The Company participates in a third-party operated mining pool. As a participant in the third-party operated mining pool, the Company provides a service to perform hash calculations for the third-party operated mining pool, which is an output of our ordinary activities. The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) Topic 606 – Revenue from Contracts with Customers (“ASC 606”). The core principle of the revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:

1.
Identify the contract with the customer
2.
Identify the performance obligations in the contract
3.
Determine the transaction price
4.
Allocate the transaction price to the performance obligations in the contract
5.
Recognize revenue when the company satisfies a performance obligation

Step 1: The Company has identified the third-party mining pool operator as its customer (the “Customer”). The Company enters into a contract with the Customer to provide its hash calculations to the Customer's mining pool. The contract is terminable without penalty at any time by either party, and thus the contract term is shorter than a 24-hour period and the contracts are continuously renewed.

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

Step 3: The Company receives non-cash consideration in the form of bitcoin, fair value of which the Company measures at 23:59:59 UTC on the date of contract inception using the Company's principal market for bitcoin, Coinbase. The contract renews continuously throughout the day, and thus the value of the consideration should be assessed continuously throughout the day, and the Company has concluded to use the 23:59:59 UTC bitcoin price each day. According to the Customer contract, daily settlements are made to the Company by the Customer based on the hash calculations provided over the contract periods occurring over a 24 hour period and the payout is made the following day. There are no other forms of variable consideration, such as discounts, rebates, refunds, credits, price concessions, incentives, performance bonuses, penalties, or other similar items.

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

The total revenue recognized from data center services included as Other services revenue in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended September 30, 2023 was $287. There was no revenue for data center services in the years ended September 30, 2024 and September 30, 2025.

Cost of revenues

The Company includes energy costs and external co-location mining hosting fees in cost of revenues.

Cash and cash equivalents

Cash and cash equivalents include all cash balances and highly liquid investments with an original maturity of three months or less. These investments may include money market funds, certificates of deposit, and other short-term instruments. Temporary cash investments are made with high credit quality financial institutions. At times, such investments in U.S. accounts may exceed FDIC insurance limits.

Restricted cash

The Company classifies cash as restricted when it is held in a separate bank account and its withdrawal or general use is legally restricted, or when a portion of cash is designated as collateral for insurance carriers. The Company had restricted cash of $3,490 and $3,056 for the years ended September 30, 2025 and 2024, respectively, and held in a deposit account that accrues interest. Amounts included in restricted cash represent those required to be set aside by contractual agreements with insurance carriers in relation to utility bonds for various utility companies.

Prepaid expense and other current assets

The Company records a prepaid expense for costs paid but not yet incurred. Those expected to be incurred within one year are recognized and shown as a short-term pre-paid expense. Any costs expected to be incurred outside of one year would be considered other long-term assets.

Bitcoin

In March 2025, the Company made a strategic decision to change its bitcoin treasury policy and determined that a portion of its bitcoin holdings would be held long-term. As a result, the Company began to classify a certain portion of bitcoin as noncurrent. Bitcoin holdings are presented on the Consolidated Balance Sheets within both current assets as Bitcoin - current and noncurrent assets as Bitcoin - noncurrent, respectively. The current portion includes bitcoin retained from mining operations that may be sold periodically in a highly liquid marketplace, and such bitcoin holdings are expected to be realized in cash or sold or consumed during the Company's normal operating cycle, utilized in derivative trading activities or posted as collateral. The noncurrent portion represents bitcoin that the Company intends to hold for the long-term as part of its strategic reserve and is not expected to be sold or otherwise monetized within the normal operating cycle.

As a result of adopting Accounting Standards Update 2023-08 (codified in ASC 350-60, Intangibles — Goodwill and Other — Crypto Assets (“ASC 350-60”)), on October 1, 2023, bitcoin is measured at fair value as of each reporting period (see “Recently Issued Accounting Pronouncements” below). The fair value of bitcoin is measured using the period-end closing bitcoin price from its principal market, Coinbase, in accordance with ASC 820, Fair Value Measurement (“ASC 820”). Since bitcoin is traded on a 24-hour period, the Company utilizes the price as of 23:59:59 UTC, which aligns with the Company's revenue recognition cut-off. The changes in bitcoin valuation due to remeasurement in fair value within each reporting period are reflected on the Consolidated Statements of Operations and Comprehensive Income (Loss) as Gain on fair value of bitcoin, net. In accordance with ASC 350-60, the Company discloses realized gains and losses from the sale of bitcoin and such gains and losses are measured as the difference between the cash proceeds and the cost basis of bitcoin as determined on a First In-First Out basis.

Prior to the adoption of ASC 350-60, bitcoin was recorded at cost less impairment and was classified as indefinite-lived intangible assets in accordance with ASC 350, Intangibles — Goodwill and Other (“ASC 350”). Bitcoin was accounted for in connection with the Company’s revenue recognition policy detailed above. An intangible asset with an indefinite useful life was not amortized but was assessed for impairment annually, or more frequently, when events or changes in circumstances occurred indicating that it was more likely than not that the indefinite-lived asset was impaired. Impairment exists when the carrying amount exceeds its fair value. In testing for impairment for periods under the prior accounting guidance, the Company had the option to first perform a qualitative assessment to determine whether it was more likely than not that an impairment exists. If it was determined that it was not more likely than not that an impairment exists, a quantitative impairment test was not necessary. If the Company concluded otherwise, it was required to perform a quantitative impairment test. The Company elected to perform the quantitative impairment test each period rather than first performing the qualitative assessment. Quantitative impairment was measured using the intraday low bitcoin price from its principal market for bitcoin in accordance with ASC 820. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses was not permitted as per ASC 350.

Bitcoin, which is non-cash consideration earned by the Company through its mining activities, is included as a reconciling item as a cash outflow within operating activities on the accompanying Consolidated Statements of Cash Flows. The cash proceeds from the sales of bitcoin are classified based on the holding period in which the bitcoin is held. ASC 350-60 provides guidance on classifying proceeds from bitcoin and concludes that bitcoin converted nearly immediately into cash would qualify as cash flows from operating activities. All other sales would qualify as investing activities. The Company did not hold its bitcoin for extended periods of time, and such sales proceeds prior to the adoption of ASC 350-60 were reported as cash flows from operating activities. Upon adoption of ASC 350-60, the Company evaluates its sales of bitcoin and records bitcoin sold nearly immediately as operating cash flows and the remainder is recorded as investing activities. During the periods presented, all proceeds from bitcoin sales were classified as investing activities.

Receivable from bitcoin collateral

The Receivable from bitcoin collateral represents the bitcoin posted as collateral to lenders who have rights to sell, pledge and re-hypothecate such bitcoin at their sole discretion and for which the lenders have an obligation to return to the Company at the maturity of the loan. The receivable is recorded at fair value and changes in fair value are recorded as Gain on bitcoin collateral. The receivable for bitcoin collateral is classified as current. Realized gains on fair value of bitcoin collateral represent the difference between the fair value on the date the bitcoin was posted as collateral and the fair value on the date the bitcoin is returned to the Company. The value and activity involving this asset is discussed in detail alongside in Note 7 - Receivable from Bitcoin Collateral.

At commencement and throughout the term of the arrangement, the Company considers and accounts for the credit risk associated with the bitcoin receivable collateral in accordance with the principles outlined in ASC 326, Financial Instruments - Credit Losses (“ASC 326”). The Receivable for bitcoin collateral is presented net of any allowance for credit losses.

In estimating the allowance for credit losses, the Company applies the current expected credit loss model, which requires the measurement of lifetime expected credit losses on financial assets measured at amortized cost. As the Company has no historical experience with similar assets, the allowance is determined using a combination of industry data, peer analysis, and forward-looking information about economic conditions and the creditworthiness of the counterparty. The Company incorporates relevant qualitative factors, such as the nature of the receivable, the characteristics of the counterparty, and any observable market indicators, to assess the expected collectability of the Receivable from bitcoin collateral. The estimation process also includes reasonable and supportable forecasts to account for future economic conditions and any anticipated impact on the receivable. For the years ended September 30, 2025 and September 30, 2024, no amount of allowances for credit losses was deemed necessary.

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

The Company held investments in both publicly held and privately held equity securities. However, as described in Note 1 - Organization and Line of Business, the Company is primarily doing business of in the bitcoin mining sector, and not in the business of investing in securities.

Privately held equity securities are recorded at cost and adjusted for observable transactions for same or similar investments of the issuer (referred to as the measurement alternative) or impairment. All gains and losses on privately held equity securities, realized or unrealized, are recorded through gains or losses on equity securities on the Consolidated Statements of Operations and Comprehensive Income (Loss).

Publicly held equity securities are based on fair value with unrealized gains or losses resulting from changes in fair value reflected as unrealized gains or losses on equity securities in our Consolidated Statements of Operations and Comprehensive Income (Loss).

Accrued liabilities

The Company records accruals for expenses that have been incurred but not yet invoiced or paid as of each balance sheet date. These accruals are included within current liabilities and represent estimates of obligations for which the timing or amount of payment is uncertain. Accrued liabilities primarily consist of indirect tax exposures, payroll and related benefits, operating expenses, and other miscellaneous accruals arising in the ordinary course of business.

The following table summarizes the composition of the Company’s accrued liabilities on the Consolidated Balance Sheets indicated:

($ in thousands)	September 30, 2025	September 30, 2024
Indirect tax contingencies	$64,481	$2,797
Accrued operating expenses	30,562	12,560
Accrued payroll expenses	15,530	10,794
Indirect tax accruals	6,017	3,761
Other accrued liabilities	954	13,962
Accrued liabilities	$117,544	$43,874

Concentration risk

At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of Federal Deposit Insurance Corporation (“FDIC”) limits. The cash balance in excess of the FDIC limits was $11,926 and $2,907 for the periods ended September 30, 2025 and September 30, 2024, respectively. Accounts held through bitcoin custodians, which totaled $1,189,443 and $431,661 as of September 30, 2025 and September 30, 2024, respectively, are not insured by the FDIC. The Company has not experienced any losses in such accounts.

The Company has certain customers and vendors who individually represented 10% or more of the Company’s revenue or capital expenditures. In the fiscal year ended September 30, 2025, revenue is concentrated with one mining pool operator and all bitcoin reside with one custodian. Refer to Note 18 - Revenue and Vendor Concentrations.

Leases

In accordance with ASC 842, Leases, the Company assesses whether an arrangement contains a lease at contract inception. When an arrangement contains a lease, the Company categorizes leases with contractual terms longer than twelve months as either operating or finance. Finance leases are generally those leases that allow the Company to substantially utilize or pay for the entire asset over its estimated life. Assets acquired under finance leases are recorded in Property and equipment, net. All other leases are categorized as operating leases.

The Company records right-of use (“ROU”) assets and lease obligations for its finance and operating leases, which are initially recognized based on the discounted future lease payments over the term of the lease. As the rate implicit in the Company's leases is not easily determinable, the Company’s applicable incremental borrowing rate is used in calculating the present value of the sum of the lease payments.

Lease term is defined as the non-cancelable period of the lease plus any options to extend or terminate the lease when it is reasonably certain that the Company will exercise the option. The Company has elected not to recognize ROU asset and lease obligations for its short-term leases, which are defined as leases with an initial term of 12 months or less.

Some leases include multiple year renewal options. The Company’s decision to exercise these renewal options is based on an assessment of its current business needs and market factors at the time of the renewal. Currently, the Company has certain leases for which the option to renew is reasonably certain, and therefore, options to renew were factored into the calculation of its right of use asset and lease liability as of September 30, 2025.

For all classes of underlying assets, the Company has elected to not separate lease from non-lease components.

Stock warrants

The Company accounts for stock warrants as either equity instruments or liabilities in accordance with FASB ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and/or derivative liabilities in accordance with FASB ASC 815, Derivatives and Hedging (“ASC 815”), depending on the specific terms of the agreement. Liability-classified warrants are recorded at their estimated fair values at each reporting period until they are exercised, terminated, reclassified or otherwise settled. Changes in the estimated fair value of liability-classified warrants are included in Loss on derivative securities, net under other income in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).

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

Debt issuance costs related to the convertible senior notes were capitalized and recorded as a contra-liability and are presented net against the balance of the convertible senior notes on the Consolidated Balance Sheets. Debt issuance costs consist of underwriting, legal and other direct costs related to the issuance of the convertible senior notes and are amortized to interest expense over the term of the convertible senior notes using the straight-line method which approximated the effective interest method.

Capped call

Capped call transactions cover the aggregate number of shares of the Company’s common stock that will initially underlie the convertible senior notes. The Company accounts for capped calls as either equity instruments or liabilities in accordance with ASC 480 and/or derivative liabilities in accordance ASC 815, depending on the specific terms of the agreement. As of September 30, 2025, the Company has only entered into equity-classified capped calls which are not remeasured each reporting period and are recorded as a reduction to additional paid-in-capital within shareholders’ equity when purchased.

Stock-based compensation

The Company follows the guidelines in FASB Codification Topic ASC 718-10, Compensation-Stock Compensation, which requires companies to measure the cost of employee and non-employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. Stock-based compensation expense for stock options is recognized on a straight-line basis over the requisite service period. The Company may issue compensatory shares for services including, but not limited to, executive, management, accounting, operations, corporate communication, financial and administrative consulting services. The Company determines the grant date fair value of the options using the Black-Scholes option-pricing model. For equity awards granted by the Company that are contingent upon market-based conditions, the Company fair values these awards using the Monte Carlo simulation model. For discussion of accounting for restricted stock units (“RSUs”) and performance stock units (“PSUs”), please refer Note 17 - Stock-Based Compensation.

Earnings (loss) per share

The Company reports Earnings (loss) per share in accordance with FASB ASC 260-10, Earnings Per Share, which provides for calculation of “basic” and “diluted” earnings per share.

Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. The calculation of diluted net income (loss) per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive.

Common stock issuable upon the exercise of outstanding stock options, vesting of restricted stock, and warrants are computed using the treasury stock method. Potential shares of common stock issuable upon conversion of the convertible notes and Series A preferred stock are computed using the if-converted method.

Provided below is the Earnings (loss) per share calculation for the years ended September 30, 2025, 2024 and 2023:

	For the year ended September 30,
($ in thousands, except share and per share amounts)	2025	2024	2023
Continuing Operations
Numerator
Net income (loss) attributable to common shareholders - Basic	$353,324	$(149,199)	$(133,719)
Non-cash interest expense on convertible notes	2,120	—	—
Net income (loss) attributable to common shareholders - Dilutive	355,444	(149,199)	(133,719)

Denominator
Weighted-average common shares outstanding - Basic	282,182,800	216,860,819	102,707,509
Dilutive impact of stock options and other share-based awards	1,035,578	—	—
Dilutive impact of convertible notes	34,542,842	—	—
Weighted-average common shares outstanding - Dilutive	317,761,220	216,860,819	102,707,509
Income (loss) per common share attributable to common shareholders
Basic	$1.25	$(0.69)	$(1.30)
Diluted	$1.12	$(0.69)	$(1.30)

Discontinued Operations
Numerator
Loss from discontinued operations	$—	$—	$(4,429)
Denominator
Weighted-average common shares outstanding - Dilutive	317,761,220	216,860,819	102,707,509
Loss on discontinued operations per common share attributable to common shareholders
Basic	$—	$—	$(0.04)
Diluted	$—	$—	$(0.04)

Convertible senior notes are reflected in diluted earnings per share using the if-converted method when doing so is dilutive, meaning the additional shares and related interest add-back reduce earnings per share; otherwise, they are excluded as antidilutive. The number of shares that were not included in the calculation of net loss per diluted share because to do so would have been anti-dilutive, or for preferred stock, because the conversion contingency associated with the change in control had not occurred, and the contingency was not resolved for the years ended September 30, 2025, 2024 and 2023 are as follows:

	For the year ended September 30,
	2025	2024	2023
Series A preferred stock conversion	5,250,000	5,250,000	5,250,000
Anti-dilutive warrants	1,586,999	12,419	62
Anti-dilutive stock options	1,336,498	169,636	11,087
Anti-dilutive restricted stock awards	-	1,383,425	-
Anti-dilutive contingently issuable shares	-	-	289,549
Total anti-dilutive securities	8,173,497	6,815,480	5,550,698

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
(1) Effective May 1, 2024, the Company reduced the useful life for miners from five years to three years

In accordance with the FASB ASC 360-10, Property, Plant and Equipment, the carrying value of property and equipment, and other long-lived assets, is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value. During the year ended September 30, 2024, the Company recorded an impairment expense of approximately $197,000 due to the reduction of the useful life of miners that were removed from service prior to the originally estimated life and due to the subsequent change in salvage value (see Note 10 - Property and Equipment).

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

The Company reviews its indefinite lived intangibles and goodwill for impairment annually or whenever events or circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable. In accordance with its policies, the Company performed an assessment of indefinite lived intangibles and goodwill for the year end September 30, 2025.

The Company amortizes intangible assets with finite lives over their estimated useful lives as follows:

Useful life (years)
Websites	3
Software	4-7
Strategic contract	5

During the year ended September 30, 2023, the Company incurred an impairment loss related to bitcoin of $7,163. No similar impairment losses have been recognized during the years ended September 30, 2025 and 2024.

Goodwill impairment analysis

In accordance with ASC 350-30-35-18A, an entity may first perform a qualitative assessment to determine whether it is necessary to perform the quantitative impairment test, and has the unconditional option to bypass the qualitative assessment in any period and proceed directly to performing the quantitative analysis. In completing the 2025 and 2024 annual goodwill impairment analyses, the Company elected to perform qualitative assessments for its goodwill. For the qualitative assessments, the Company considered the most recent quantitative analysis, which was performed during the fourth quarter of fiscal year 2023, including assumptions used, such as discount rates, indicated fair values, and the amounts by which those fair values exceeded their carrying amounts. Further, the Company compared actual performance in fiscal year 2025 and 2024 to the internal financial projections used in the prior quantitative analyses.

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

In completing the 2023 annual goodwill impairment analysis, the Company elected to perform a quantitative assessment for its goodwill. The assessments involved comparing the carrying value of the entity, including goodwill, to its estimated fair value. In accordance with ASU 2017-04, Intangibles - Goodwill and Other: Simplifying the test for Goodwill Impairment, a goodwill impairment charge is recorded for the amount by which the carrying value unit exceeds the fair value of the reporting unit. In determining the fair value for which the quantitative assessment was performed, the Company engaged a valuation specialist to perform the quantitative impairment analysis. The valuation report included a combination of the market and income approach to test for goodwill impairment. The income approach is a valuation technique under which the Company estimates future cash flows using the financial forecast from the perspective of an unrelated market participant. Using historical trending and internal forecasting techniques, revenue is projected and applied to fixed and variable cost experience rates to arrive at the future cash flows. A terminal value was then applied to the projected cash flow stream. Future estimated cash flows were discounted to their present value to calculate the estimated fair value. The discount rate used was the value-weighted average of the Company’s estimated cost of capital derived using both known and estimated customary market metrics. In determining the estimated fair value, several factors were estimated, including projected operating results, growth rates, economic conditions, anticipated future cash flows and the discount rate. The market valuation approach evaluated the Company's market value as compared to the net asset balance.

The fiscal year 2025, 2024, and 2023 assessments indicated that no impairment of goodwill was necessary.

The following table reflects goodwill activity for the years ended September 30, 2025, 2024 and 2023, respectively:

	For the year ended September 30,
($ in thousands)	2025	2024	2023
Beginning of year balance	$8,043	$8,043	$—
Acquisitions	123,615	—	8,043
End of year balance	$131,658	$8,043	$8,043

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

The following table presents the Company’s assets and liabilities that are measured and recorded at fair value on the Company’s Consolidated Balance Sheets on a recurring basis, and their level within the fair value hierarchy as of September 30, 2025 and 2024:

September 30, 2025
($ in thousands)	Amount	Level 1	Level 2	Level 3
Assets:
Cash equivalents(1)	$32,992	$32,992	$—	$—
Receivable from bitcoin collateral(2)	294,648	—	294,648	—
Bitcoin	1,189,443	1,189,443	—	—
Bitcoin derivative - Bitmain contracts	233	—	—	233
Liabilities:
Interest rate swap derivative	93	—	93	—
Warrant liabilities	115	—	115	—

September 30, 2024
($ in thousands)	Amount	Level 1	Level 2	Level 3
Assets:
Cash equivalents(1)	$120,638	$120,638	$—	$—
Receivable from bitcoin collateral(2)	77,827	—	77,827	—
Bitcoin	431,661	431,661	—	—
ILAL derivative asset	1,832	—	—	1,832
Investment in debt security	918	—	—	918
Liabilities:
Interest rate swap derivative	100	—	100	—

(1) Represents money market funds.

(2) See Note 6 - Bitcoin for more information.

There were no transfers between Level 1, 2 or 3 during the years ended September 30, 2025 and 2024.

The activities of the financial instruments that are measured and recorded at fair value on the Company's balance sheets on a recurring basis during years ended September 30, 2025 and 2024 are included in Note 9 - Investments and Derivatives.

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

Assets and liabilities not measured and recorded at fair value

The Company’s financial instruments, including certain cash and cash equivalents, restricted cash, accounts receivable, the GRIID note receivable, and indebtedness are not measured at fair value. The carrying values of these instruments approximate their fair values due to their liquid or short term nature. The fair value of these financial instruments are based on Level 1 inputs, except for short-term borrowings and loans receivable which would be based on Level 2 and Level 3 inputs, respectively.

Income taxes

The Company’s calculation of its tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions. The Company recognizes tax liabilities for uncertain tax positions based on management’s estimate of whether it is more likely than not that additional taxes will be required. As of September 30, 2025 the Company reported unrecognized tax benefits of $6,005, however the Company had no uncertain tax positions as of September 30, 2024 and 2023.

Deferred income taxes are recognized in the consolidated financial statements for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates. Temporary differences arise from net operating losses, differences in depreciation methods of intangible assets and property and equipment, stock-based and other compensation, other accrued expenses, and the tax treatment of gains or losses on the value of digital currency. A valuation allowance is established when it is determined that it is more likely than not that some or all of the deferred tax assets will not be realized.

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

Income tax expense from operations for the years ended September 30, 2025, 2024 and 2023 was $39,111, $3,344 and $2,416, respectively, which resulted primarily from changes in the valuation allowance against the Company's deferred tax assets.

Segment reporting

CleanSpark operates as a single operating and reportable segment focused on bitcoin mining. The Company’s Chief Executive Officer serves as the chief operating decision maker (“CODM”) and uses consolidated net income (loss) as the measure of segment income (loss). The CODM uses consolidated net income (loss), as presented on the Consolidated Statements of Operations and Comprehensive Income (Loss), to evaluate the Company’s overall profitability and performance, to determine the volume and timing of bitcoin mining to be performed, to allocate and reallocate resources, including miner purchases and expansion projects, and to focus investment where long-term profitability appears most viable.

The CODM is regularly provided with information on certain significant segment expenses, including Cost of revenues (exclusive of depreciation and amortization), Professional fees, Payroll expenses, General and administrative expenses, Depreciation and amortization, and Gain on fair value of bitcoin, net. These significant segment expenses are consistent with those presented on the Consolidated Statements of Operations and Comprehensive Income (Loss), and depreciation expense attributable to miners is disclosed in Note 10 - Property and Equipment. The measure of the Company’s segment assets is reported on the consolidated balance sheets as total assets. Stock-based compensation is consistent with the amounts presented on the Consolidated Statements of Cash Flows. All of the Company’s long-lived assets are in the United States. Information about the Company’s revenue and vendor concentrations is included in Note 18 - Revenue and Vendor Concentrations.

Discontinued operations

The Company deemed its energy operations to be discontinued operations due to its strategic decision to strictly focus on its bitcoin mining operations and divest of the majority of its energy assets.

Through its discontinued operations segment, the Company previously provided energy solutions through its wholly-owned subsidiaries CleanSpark LLC, CleanSpark II, LLC, CleanSpark Critical Power Systems, Inc., GridFabric, LLC, and Solar Watt Solutions, Inc. These solutions consisted of engineering, design and software solutions, custom hardware solutions, Open Automated Demand response, solar, energy storage for microgrid and distributed energy systems. The Company has since sold the majority of its assets related to the energy segment, which included software and intellectual property, and inventory. See Note 4 - Discontinued Operations.

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

Indirect tax contingencies

The Company is subject to various indirect tax assessments, including sales and use taxes, that arise in the normal course of business. Liabilities for indirect taxes are recognized when it is probable and reasonably estimable that a loss has been incurred, consistent with ASC 450, Contingencies. Certain indirect tax exposures may include statutory interest and standard penalties. When such costs relate to operating-period activity, they are recognized in current-period expense within “Indirect tax contingency expense” in the Consolidated Statements of Operations and Comprehensive Income. Indirect tax amounts that are directly attributable to the acquisition or construction of property, plant, and equipment are capitalized and depreciated as part of the related asset’s cost, while statutory interest and penalties are expensed as incurred.

The Company evaluates these matters each reporting period and adjusts recorded amounts when new information becomes available or when the probability of loss changes. Any reversals or abatements of previously recognized indirect tax liabilities are recorded as reductions to the same captions originally affected; for amounts previously capitalized, reversals are recognized through derecognition of the related capitalized cost and accumulated depreciation.

As of September 30, 2025, the Company’s indirect tax accruals include $64,481 related to estimated sales and use tax exposures, inclusive of statutory interest and penalties. This balance is reflected within Accrued liabilities in the Consolidated Balance Sheets.

Recently Issued and Adopted Accounting Pronouncements

In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Scope Clarification and Accounting for Certain Contracts and Customer Share-Based Consideration (“ASU 2025-07”), which narrows the types of contracts subject to derivative accounting by excluding those whose payouts depend solely on an entity’s own operational metrics, rather than market-based variables, and clarifies that share-based or warrant consideration received from a customer is accounted for under Topic 606 until the right to retain the instrument is unconditional, after which the guidance in Topic 815 and 321 applies. The amendments are effective for annual periods beginning after December 15, 2026 (the Company’s fiscal year beginning October 1, 2027), which early adoption permitted, and may be applied prospectively or on a modified retrospective basis with an option to elect or revoke the fair value option for certain instruments upon transition. The Company is currently evaluating the impact of ASU 2025-07 and does not expect it to have a material effect on its Consolidated Financial Statements.

In July 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to Capitalization Guidance (“ASU 2025-06”). The amendments clarify and refine the accounting for internal-use software development costs by (i) aligning the guidance more closely with the software development life cycle, (ii) addressing the treatment of certain preliminary project and post-implementation costs, and (iii) requiring additional disclosures about significant internal-use software projects. The amendments in this update are effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years. Early adoption is permitted. Entities are required to apply the guidance prospectively to costs incurred after the date of adoption; retrospective application is not permitted. The Company is currently evaluating the impact of ASU 2025-06 on its Consolidated Financial Statements and related disclosures.

In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity, which amends existing guidance to allow entities to apply the same principles used in other business combinations when determining the accounting acquirer in a transaction involving a variable interest entity (VIE) that is a business and where consideration is primarily in the form of equity interests. This update addresses comparability concerns and provides for more consistent application of acquisition accounting principles. The amendments are effective for annual periods beginning after December 15, 2026, and interim periods within those years, with early adoption permitted. The Company is currently assessing the potential impact of the standard but does not anticipate that it will have a material impact on its Consolidated Financial Statements.

In May 2025, the FASB also issued ASU 2025-04, Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer, to address diversity in practice and improve the operability of accounting for share-based consideration granted to customers. The amendments clarify how to distinguish between service and performance conditions for vesting, require entities to estimate forfeitures for all share-based consideration payable to customers, and specify that variable consideration guidance in ASC 606 does not apply when measuring such awards. The guidance is effective for fiscal years beginning after December 15, 2026, with early adoption permitted. The Company is currently evaluating the impact of this standard on its financial statements and does not expect it to have a material impact on its Consolidated Financial Statements.

In March 2025, the FASB issued ASU 2025-02, Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 122 (“ASU 2025-02”). This update revises the SEC paragraphs in the Codification, primarily within Liabilities (Topic 405), to align with the SEC staff’s issuance of SAB 122, which rescinds SAB 121 related to safeguarding obligations for crypto-asset platforms. The update does not create new GAAP requirements but removes obsolete SEC guidance superseded by SAB 122. ASU 2025-02 is effective for annual reporting periods beginning after December 15, 2024, with retrospective application required. As the Company operates as a bitcoin mining entity and does not provide custodial services or safeguard crypto assets for others, this new guidance does not directly impact its financial statements.

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

In November 2024, the FASB also issued ASU 2024-04, Debt—Debt with Conversion and Other Options: Induced Conversions of Convertible Debt Instruments (“ASU 2024-04”), which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion or extinguishments of convertible debt. ASU 2024-04 is effective for annual reporting periods beginning after December 15, 2025, and interim periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the impact of the standard on its Consolidated Financial Statements and related disclosures.

On March 21, 2024, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2024-01, Scope Application of Profits Interest and Similar Awards (“ASU 2024-01”), which clarifies how an entity determines whether a profits interest or similar award is (1) within the scope of ASC 718 - Compensation - Stock Compensation or (2) not a share-based payment arrangement and therefore within the scope of other guidance. The guidance in ASU 2024-01 applies to all entities that issue profits interest awards as compensation to employees or non-employees in exchange for goods or services. ASU 2024-01 is effective for public business entities for annual periods beginning after December 15, 2024, including interim periods within those periods. The Company does not expect the adoption of ASU 2024-01 to have a material impact on its Consolidated Financial Statements.

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

In November 2023, the FASB issued ASU 2023-07, Improvements to Disclosures About Reportable Segments (“ASU 2023-07”), which requires enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The Company adopted ASU 2023-07 on the current fiscal year, which did not have a material impact on the Consolidated Financial Statements.

3. REVISIONS TO PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s Consolidated Financial Statements as of and for the period ended September 30, 2024, the Company identified errors in relation to the accounting for income taxes, primarily due to the application of Internal Revenue Service (“IRS”) section 162(m) excess executive compensation and the ability to utilize federal and state net operating loss carryforwards under the provisions of Internal Revenue Code Section 382. The errors had an impact on net deferred tax liabilities and income tax expense for the fiscal year ended September 30, 2023. The error did not impact total revenues or loss before income tax expense for any of the fiscal years ended September 30, 2024 or 2023.

The Company also reclassified transactions in the September 30, 2023 consolidated statements of cash flows from cash used in operating activities to cash used in financing activities. One of the transactions related to the impact of cash receipts from shares issued under equity offerings but for which the Company has recorded receivables, which resulted an understatement of cash flows from operating activities in the amounts of $7,576, for the year ended September 30, 2023, but should have been reflected as decreases in cash flows from financing activities. The second transaction relates to $5,571 of taxes paid on behalf of employees on shares withheld for net settlement of restricted stock awards at vesting date and was incorrectly recorded as cash used in operating activities, when it represented cash used in financing activities.

The Company assessed the materiality of the errors, including the presentation on prior periods consolidated financial statements, on a qualitative and quantitative basis in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 99, Materiality and SAB No. 108 on Quantifying Financial Statement Errors, codified in Accounting Standards Codification Topic 250, Accounting Changes and Error Corrections. The Company concluded that these errors and the related impacts did not result in a material misstatement of our previously issued consolidated financial statements as of and for the year ended September 30, 2023 and our previously issued unaudited consolidated interim financial statements as of and for the periods ended December 31, 2022, March 31, 2023, June 30, 2023, December 31, 2023, March 31, 2024 and June 30, 2024.

The Company has corrected the relevant prior periods of our consolidated financial statements and adjusted the disclosures included within Note 14 - Income Taxes, including our significant components of the Company’s deferred tax assets and liabilities.

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

The Consolidated Statements of Stockholders' Equity for the year ended September 30, 2023 has been adjusted to reflect the impact to Net loss in both the accumulated deficit and total stockholders' equity columns as well as the corresponding totals in the row captioned Balance, September 30, 2023.

Consolidated Statements of Cash Flows
	For the year ended September 30, 2023
($ in thousands)	As previously reported	As revised
Net loss	$(136,589)	$(138,148)
Increase in accounts payable and accrued liabilities	7,673	13,244
(Increase) decrease in prepaid expenses and other current assets	(5,021)	2,555
Increase in deferred income taxes	857	2,416

Net cash (used in) provided by operating activities of continuing operations	(31,720)	(18,573)
Net cash (used in) provided by operating activities	(30,394)	(17,247)

Payments of taxes on shares withheld for net settlement of restricted stock units	—	(5,571)
Proceeds from equity offerings, net	383,776	376,200

Net cash provided by financing activities of continuing operations	371,075	357,928
Net cash provided by financing activities	371,075	357,928

For any rows left blank in the tables above, no changes were identified from that prior period. All referenced amounts for prior periods in these financial statements and the notes herein reflect the balances and amounts as revised. The footnote under Note 14 - Income Taxes has been revised to incorporate the changes discussed above and is presented herein as updated.

4. DISCONTINUED OPERATIONS

In June 2022, the Company determined to make available for sale the asset groups related to its energy segment due to its strategic shift to strictly focus on its bitcoin mining operations. As a result, the energy segment's results of operations were reclassified as discontinued operations on a retrospective basis for all periods presented. Through September 2023, the Company sold the majority of its software and intellectual property assets related to the energy segment and is in the process of winding-down the remaining assets and liabilities.

The results of operations of this segment, for all periods, are separately reported as Discontinued operations in the Consolidated Statements of Operations and Comprehensive Income (Loss). Provided below are the key areas of the financials that constitute the discontinued operations:

For the year ended
($ in thousands)	September 30, 2023
Total revenues, net	$158
Total costs and expenses	6,071
Loss from operations	$(5,913)

Other income (expense)
Gain on disposal of assets	1,508
Interest expense	(24)
Total other income	$1,484

Loss before income tax expense	$(4,429)
Income tax expense	—
Net loss attributable to common shareholders	$(4,429)

5. ACQUISITIONS

Business Combinations

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

Upon closing, the Company issued 5,031,221 shares of Company Common Stock on October 30, 2024 for a total value of $60,677, based on a price of $12.06 per share of Company Common Stock. Pursuant to the GRIID Agreement, the Exchange Ratio determined the total number of shares issued, which includes the conversion of most GRIID restricted stock units and GRIID options into Company Common Stock. Options that had an exercise price per share of GRIID Common Stock that was equal to or greater than the Merger Consideration Value were canceled for no consideration.

GRIID warrants outstanding and unexercised immediately prior to the Effective Time were automatically converted into warrants to purchase an aggregate of 960,395 shares of Company Common Stock, at an exercise price of $165.24 per share of Company Common Stock (the “Public Warrants”), and GRIID’s private warrants were converted or assumed by the Company. Pursuant to the GRIID Agreement, three types of warrants were issued: (1) Public Warrants, which were classified as equity warrants, (2) private warrants classified as liability warrants (the “Private Warrants”), and (3) warrants related to an agreement with GEM Yield Bahamas Limited (the “GEM Warrants”), which agreement had been entered into in connection with a previous acquisition and also classified as liability warrants (both subject to quarterly assessment). The private warrants and GEM Warrants were classified as liability warrants. As a result of a transfer of ownership of the private warrants, pursuant to the terms of the underlying agreement, the private warrants were converted to public warrants in January 2025, upon which they became equity classified warrants. The total number of warrants issued was 22,803,726, with a fair value of $6,097 as part of consideration transferred.

Concurrently with the GRIID Agreement, on June 26, 2024, the Company and GRIID entered into a senior secured term loan credit agreement (the “GRIID Credit Agreement”) and a co-location mining service agreement (the “Hosting Agreement”). See Note 8 - Note Receivable from GRIID for more information on the GRIID Credit Agreement. Pursuant to the Hosting Agreement, GRIID hosted certain of the Company’s bitcoin mining equipment at GRIID facilities for a fee defined in the Hosting Agreement. The Hosting Agreement had an initial service term of one year with seven additional renewal terms, each for six months.

The GRIID Acquisition, completed in October 2024, enhanced the Company’s bitcoin mining capacity, particularly in Tennessee, where it plans to expand in the coming years. The GRIID Merger also broadened the Company’s operational footprint within the Tennessee Valley Authority service territory, offering greater geographic and power supply diversification. Goodwill recognized in connection with the preliminary purchase price allocation represents the future economic benefits arising from planned operational synergies, expanded geographic space, operational facilities and data centers, and a bitcoin mining workforce. The results of GRIID have been included in the Consolidated Financial Statements as of and from the date of acquisition. The associated goodwill has been included in the Company’s sole reportable segment, which is the bitcoin mining segment. As of the GRIID Merger closing date the Company had $48,321 of tax deductible goodwill.

Upon completion of the acquisition on October 30, 2024, the Company consolidated the activities of GRIID, including the GRIID Credit Agreement and balances of receivables and payables under the Hosting Agreement, which effectively settled and is considered as additional purchase consideration is eliminated on the Consolidated Balance Sheets. On October 30, 2024, the Company completed the GRIID Acquisition for a total purchase consideration of $128,247, which is comprised of the following:

($ in thousands, except price per share)	GRIID
Shares of CleanSpark common stock issued	5,031,221
Closing price per share of CleanSpark common stock on October 30, 2024	$12.06
Fair value of CleanSpark common share issued as a portion of purchase price	$60,677
Fair value of CleanSpark warrants issued as a portion of purchase price	6,097
Fair value of equity portion of purchase price	66,774
Cash consideration	1
Settlement of amounts payable by Company to GRIID under Hosting Agreement	(1,164)
Settlement of the GRIID Credit Agreement as a portion of purchase price	62,636
Settlement of preexisting relationship, including interest, as a portion of purchase price	61,472
Purchase price	$128,247

The amounts in the table below represent the allocation of the purchase price to the acquired assets and liabilities assumed based on their respective estimated fair values on the date of acquisition.

The excess purchase price over the net assets acquired has been recorded as goodwill. The net assets acquired as of the acquisition date are presented as follows:

($ in thousands)	Adjusted Balance
Tangible assets
Cash and cash equivalents	$1,089
Restricted cash	323
Accounts receivable	172
Prepaid expense and other current assets	193
Property and equipment	18,839
Other long-term assets	9,601
Operating lease right of use assets	1,100
Total tangible assets acquired	31,317
Intangible assets
Goodwill	123,615
Total assets acquired	154,932
Liabilities assumed
Accounts payable	3,479
Accrued liabilities	17,918
Finance lease obligations	2
Operating lease liabilities	2,458
Other liabilities	2,828
Total liabilities assumed	26,685
Net assets acquired	$128,247

The purchase price for GRIID has been allocated to assets acquired and liabilities assumed based on the Company’s best estimates and assumptions using the information available as of the acquisition date and throughout measurement period (up to one year from the acquisition date).

The preliminary purchase price allocation was updated for measurement period adjustments primarily related to revised assessments of pre-acquisition amounts, including a deposit receivable adjustment decreasing our goodwill by $4,008, accrued federal and state taxes which decreased goodwill by $870, an accounts payable adjustment which increased goodwill by $1,726, and other immaterial adjustments collectively decreasing goodwill by $442. In total, goodwill decreased by $3,594.

The Company recognized merger costs of $502 related to the acquisition of GRIID, consisting primarily of legal fees, during the year ended September 30, 2025. The Consolidated Financial Statements include these costs in professional fees account.

Consolidated revenues generated from the locations acquired from GRIID for the year ended September 30, 2025, since the acquisition date, are $102,773. It is impracticable to determine the earnings recorded in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the same period as we completed the integration of a substantial portion of GRIID into our ongoing operations during the current period.

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

The following unaudited pro forma information for the years ended September 30, 2025 and 2024 combines the historical results of the Company and GRIID, as converted to U.S. GAAP, for the respective periods: We based the foregoing pro forma results on estimates and assumptions that we believe are reasonable. The pro forma results include adjustments primarily related to purchase accounting.

	For the year ended September 30,
($ in thousands)	2025	2024
Pro forma revenue	$766,314	$400,695
Pro forma net income (loss) from continuing operations	354,937	(112,275)

Mawson Infrastructure Group - Sandersville, GA

On October 8, 2022, the Company completed the acquisition of a lease for approximately 16.35 acres of real property located in Sandersville, Washington County, Georgia (the “Mawson Property”), all personal property located on the Mawson Property, and 6,349 application-specific integrated circuit miners (the “ASICs”) from subsidiaries of Mawson Infrastructure Group, Inc., a Delaware corporation (“Mawson”), all pursuant to a Purchase and Sale Agreement dated September 8, 2022 and an Equipment Purchase and Sale Agreement dated September 8, 2022 (the “Mawson Transaction”).

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

The following additional contingent consideration was included in the purchase price:

•
up to 1,100,890 shares of the Company's common stock (the “Earn-out Shares”) (which have a value of approximately $3,325 based upon the closing price of the Company's common stock on October 7, 2022), based upon the number of modular data centers on the Mawson Property occupied by Mawson being emptied and made available for the Company’s use. These Earn-out Shares had been classified as a liability in the Consolidated Balance Sheets in accordance with ASC 480, and accordingly, were reported at fair value at the end of each reporting period. As of December 31, 2022, the fair value of this contingent liability was reduced to $2,840 from $3,325, resulting in a change in fair value of contingent consideration of $484 in Other Income (expense) in the Consolidated Statements of Operations and Comprehensive Income (Loss). The shares associated with the earn-out were issued to Mawson in January 2023 (see Note 15 - Stockholders' Equity).
•
up to an additional $2,000 in a seller-financed earn-out payable at least 60 days post-closing if the Company receives written confirmation that it will be able to utilize at least an additional 150 MW of power on the Mawson Property by the six-month anniversary of the closing, April 8, 2023. Such written confirmation was not received by April 8, 2023, and accordingly, the Company determined this contingency criteria was not met by April 8, 2023 and has not paid the additional consideration. The Company adjusted the contingency liability to $0 as of June 30, 2023 and recognized $2,000 gain in Change in Fair Value of Contingent Consideration on the Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company accounted for this transaction as an acquisition of a business. The fair value of the consideration given to Mawson and the other sellers in connection with the transaction and the allocation of the purchase price in accordance with ASC 820 were as follows:

($ in thousands)	Fair Value
Cash	$22,518
Financing provided by seller	6,500
1,590,175 shares of CLSK common stock	4,803
Total purchase price	$33,821

Contingent Consideration
Earn-out Shares of CLSK common stock	3,325
Megawatt earnout (up to $2,000 max)	2,000
Total contingent consideration	$5,325

Total purchase sale agreement consideration	$39,146

($ in thousands)	Allocation at Acquisition Date
Right of use lease asset	$5,010
Lease liability assumed	(5,100)
Building	13,654
Infrastructure asset	4,465
Miners	12,914
Machinery and equipment	160
Goodwill	8,043
Total	$39,146

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

($ in thousands)	Allocation at Acquisition Date
Infrastructure	$752
Land	264
Land improvements	211
Building	159
Building improvements	27
Total	$1,413

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

($ in thousands)	Allocation at Acquisition Date
Infrastructure	$5,051
Leasehold improvements	849
Finance lease liability	(410)
Total	$5,490

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

The cities of the bitcoin mining facilities for each MIPA are as follows:

MIPA 1: Jellico, TN and West Crossville, TN;

MIPA 2: Campbell Junction, TN and Decatur, TN; and

MIPA 3: Winfield, TN; Oneida, TN; and Tazewell, TN.

The Company completed the acquisition of MIPA 1 and MIPA 3 on September 16, 2024, September 25, 2024 and October 11, 2024, respectively. The transaction was accounted for as an asset acquisition, whereby the total purchase price is allocated first to the fair value of the assets acquired and any excess purchase price is allocated to the acquired assets pro-rata. No goodwill is calculated in an asset acquisition.

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

LN Energy LLC acquisition - Georgia

On June 17, 2024, CleanSpark, Inc., through its wholly-owned subsidiary, CSRE Properties Sandersville, LLC (the “LN Energy Buyer”), entered into six (6) definitive agreements to acquire bitcoin mining facilities located in Georgia from, respectively, LN Energy 1 LLC, LN Energy 3 LLC, LN Energy 4 LLC, LN Energy 5 LLC, LN Energy 6 LLC and LN Energy 7 LLC (collectively, the “LN Energy Seller”). The definitive agreements include the purchase of mining data centers, the assumption of the underlying real property leases and one power agreement. The combined purchase price was $26,177, which included $25,800 paid to the LN Energy Seller, $132 incurred for direct acquisition costs, and $244 in assumed lease liabilities. The transaction is accounted for as an asset acquisition, whereby the total purchase price is allocated first to the fair value of the assets acquired and any excess purchase price is allocated to the acquired assets pro-rata. No goodwill is calculated in an asset acquisition.

The allocation of the purchase price of the assets acquired and liabilities assumed are summarized below:

($ in thousands)	Allocation at Acquisition Date
Building/Improvements	$1,809
Infrastructure	21,818
Right of use assets	2,550
Operating lease liability	(244)
Total	$25,933

Mississippi acquisitions - Meridian, Vicksburg and Wiggins, MS

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

Dalton 1 & 2 acquisitions - Dalton, GA

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

The allocation of the purchase price of the assets acquired and liabilities assumed are summarized below:

($ in thousands)	Allocation at Acquisition Date
Building	$1,328
Infrastructure	8,061
Right of use land lease asset	266
Operating lease liability	(266)
Total	$9,389

6. BITCOIN

As of September 30, 2025 and 2024, the Company held 10,428 and 6,819 bitcoin, respectively. The following table presents a description of the Company's bitcoin holdings as of September 30, 2025 and 2024:

	As of
Bitcoin holdings	September 30, 2025	September 30, 2024
Number of bitcoin held	10,428	6,819
Cost basis - per bitcoin	$105,025	$55,408
Fair value - per bitcoin	$114,068	$63,301
Cost basis of bitcoin (in '000s)	$1,095,151	$377,839
Fair value of bitcoin (in '000s)	$1,189,443	$431,661

The cost basis represents the valuation of bitcoin at the time the Company earns the bitcoin through mining activities. The cost basis for 2,243 bitcoin held as of the date prior to the adoption of ASC 350-60 was determined on the “cost less impairment” basis.

The following table presents information based on the activity of bitcoin for the years ended September 30, 2025 and 2024:

	Year ended
($ in thousands)	September 30, 2025	September 30, 2024
Beginning Balance - before cumulative effect change	$431,661	$56,241
Cumulative effect of the adoption of ASC 350-60	—	4,183
Adjusted beginning balance after cumulative effect change	$431,661	$60,424
Addition of bitcoin from mining activities(1)	766,314	378,968
Bitcoin purchased	160,184	—
Bitcoin sold	(311,586)	(43,105)
Bitcoin issued for services and other non-cash consideration	(89,922)	(1,696)
Bitcoin transferred to collateral account	(605,830)	(87,895)
Bitcoin received from collateral account	412,976	11,542
Gain on fair value of bitcoin	425,646	113,423
Ending Balance(2)	$1,189,443	$431,661

(1) Net of mining pool fees as described in Note 2 - Summary of Significant Accounting Policies.

(2) Includes Bitcoin - current of $966,829 and Bitcoin - noncurrent of $222,614 as presented within the Consolidated Balance Sheets as of September 30, 2025.

The Company's bitcoin holdings shown in this note are not subject to rehypothecation and do not serve as collateral for any existing loans or agreements (see Note 7 - Receivable from Bitcoin Collateral). As of September 30, 2025, the Company held approximately 98% of its bitcoin in cold storage and 2% in hot wallets.

The Company recognized cumulative realized gains from dispositions of bitcoin of $385,177 and $63,878 during the years ended September 30, 2025 and 2024, respectively. There were no cumulative realized losses from dispositions of bitcoin during the years ended September 30, 2025 and 2024.

7. RECEIVABLE FROM BITCOIN COLLATERAL

Under the terms of certain arrangements, the Company gives away the right to direct bitcoin it posted as collateral but retains the right to the economic benefits of those bitcoin. In such cases, where control of the collateralized bitcoin has been transferred, the Company records a note receivable equivalent to the fair value of the posted bitcoin. That receivable is reclassified into current bitcoin upon repayment or release of the collateral.

Not all bitcoin pledged as collateral results in derecognition. The Company continues to report collateralized bitcoin within its bitcoin balance when it retains control, including the ability to substitute or otherwise direct its use. For arrangements that involve transfer of control, as of September 30, 2025, posted bitcoin collateral related to bitcoin-backed lines of credit (see Note 13 - Indebtedness) and derivative trading relationships with certain counterparties. Lenders and derivative counterparties serve as custodians of collateral posted under these arrangements. The bitcoin collateral posted may fluctuate during the reporting period and in may be returned when positions are closed. The Company expects to continue trading with its counterparties in the normal course of operations and may be required to post collateral in connection with such transactions (see Note 9 - Investments and Derivatives).

The portion of collateral subject to derecognition is presented on the Consolidated Balance Sheets as Receivable from bitcoin collateral. At September 30, 2025, the Company reported Receivable from bitcoin collateral related to 2,583 bitcoin with a fair value of $294,648, compared to 1,229 bitcoin with a fair value of $77,827 posted as of September 30, 2024. At September 30, 2025, the Receivable from bitcoin collateral included 2,384 bitcoin with a fair value of $271,932, held by Coinbase in connection with a line of credit, with the remaining balance posted to derivative trading counterparties.

The receivable is initially recognized and subsequently measured at fair value. Changes in fair value are recorded in Gain on bitcoin collateral within Other income (expense) in the Consolidated Statements of Operations and Comprehensive Income (Loss). For the year ended September 30, 2025, the Company recognized a gain of $92,190 related to bitcoin collateral, compared to a gain of $1,475 for the year ended September 30, 2024.

8. NOTE RECEIVABLE FROM GRIID

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

On October 30, 2024, concurrent with the acquisition of GRIID, the term loans and the associated interest receivable in the amount of $62,636 were effectively settled and included as consideration for the acquisition of GRIID (see Note 5 - Acquisitions).

As of September 30, 2025 and 2024, the Note receivable from GRIID balance was $0 and $60,919, respectively, and interest receivable balance included in Prepaid expenses and other current assets was $0 and $1,286, respectively, within the Consolidated Balance Sheets.

9. INVESTMENTS AND DERIVATIVES

As of September 30, 2025 and 2024, the Company had total investments of $233 and $2,750, respectively. The Company has no derivative instruments designated as hedging instruments. The Company’s bitcoin-linked derivative activities undertaken as part of its broader bitcoin treasury management strategy are referred to collectively as “Digital Asset Management” (“DAM”). The following table set forth the carrying value of all investments and derivative instruments, aside from the Company’s warrant liability, as of September 30, 2025:

Fair value measurements for derivative instruments
Consolidated Balance Sheet classification:	Investment in debt security, AFS, at fair value	Derivative investments			Other current liabilities
($ in thousands)	ILAL Debt Securities	ILAL Derivative Asset	Bitmain Derivative	DAM Derivatives	Interest Rate Swap
Balance as of September 30, 2022	$610	$2,956	$—	$—	$—
Total gains or losses for the period
Loss on derivative securities	—	(259)	—	—	—
Other comprehensive (loss) income, net of tax	116	—	—	—	—
Balance as September 30, 2023	$726	$2,697	$—	$—	$—
Total gains or losses for the period
Loss on derivative securities	—	(865)	—	—	(100)
Other comprehensive (loss) income, net of tax	192	—	—	—	—
Balance as September 30, 2024	$918	$1,832	$—	$—	$(100)
Total gains or losses for the period
(Loss) gain on derivative securities	—	(1,832)	(6,850)	6,551	7
Other comprehensive (loss) income, net of tax	(418)	—	—	—	—
Purchases, sales, and settlements
Purchased and acquired options	—	—	8,323	—	—
Sales and written options	—	—	—	(9,755)	—
Settlements and expiries	(500)	—	(1,240)	3,204	—
Balance as September 30, 2025	$—	$—	$233	$—	$(93)

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

All derivative instruments are recorded in the Consolidated Balance Sheets at fair value and are classified as current or noncurrent based on the expected timing of settlement. Gains and losses related to a derivative executed as part of the Company’s bitcoin treasury management strategy, both realized and unrealized, are reported on the Consolidated Statements of Operations and Comprehensive Income (Loss) within Loss on derivative securities, net within Other income (expense).

Covered call contracts that were settled through physical delivery of bitcoin resulted in total cash proceeds of $134,209 during the year ended September 30, 2025. These proceeds are included within the Proceeds from sale of bitcoin line item in the Consolidated Statements of Cash Flows. The Company recognized a total gain, net, from covered call activity of $6,551 during the same period and are included in Loss on derivative securities, net in the Consolidated Statements of Operations and Comprehensive Income (Loss).

During the period, the Company entered into miner procurement arrangements with Bitmain that included a contractual option to repurchase an equivalent amount of bitcoin at a fixed U.S. dollar price. These repurchase rights are accounted for as derivatives and presented above as Bitmain Derivative and are recorded at fair value in the Consolidated Balance Sheets. The Bitmain options are bitcoin-linked derivatives but were not entered into as part of the Company’s DAM strategy and are therefore excluded from DAM activity. During the year ended September 30, 2025, the Company exercised one of its derivative contracts with Bitmain under the miner procurement arrangements. Upon exercise, the derivative was settled and removed from the Consolidated Balance Sheets, resulting in a realized loss of $5,448, which is included in Loss on derivative securities, net within the Consolidated Statements of Operations and Comprehensive Income (Loss). The remaining Bitmain contract continues to be accounted for as a derivative and measured with a fair value of $233. The unrealized loss of $6,850 is included in Loss on derivative securities, net in the Consolidated Statements of Operations and Comprehensive Income (Loss) as of September 30, 2025.

As part of its bitcoin treasury management activities, the Company also executes derivative transactions with certain counterparties. These arrangements are currently structured as short-term instruments and are used to provide liquidity and manage exposure to bitcoin price movements. Aside from the Bitmain Derivative, no bitcoin-linked derivative contracts were outstanding as of September 30, 2025; however, the Company continues to maintain trading relationships with these counterparties. Net gain recognized from these activities totaled $6,551 during the year ended September 30, 2025 and are included in Loss on derivative securities, net within the Consolidated Statements of Operations and Comprehensive Income (Loss). The Company maintains a small amount of bitcoin collateral with these organizations in connection with such transactions (see Note 7 - Receivable from Bitcoin Collateral for further discussion).

Interest rate swap derivative

The Company is party to two interest rate swap agreements, neither of which is designated as a hedge for accounting purposes. These derivatives are recorded at fair value on the Consolidated Balance Sheets with changes in fair value recognized in current earnings within Loss on derivative securities, net.

In relation to the Company’s Western Alliance Bank Credit Agreement entered into in August 2024, the Company holds an interest rate swap agreement (see Note 13 - Indebtedness). As of September 30, 2025, this interest rate swap derivative was recorded as a fair value liability of $66, reflecting a gain of $34 during the year ended September 30, 2025, respectively. As of September 30, 2024, the derivative was recorded as a fair value liability of $100.

In April 2025, the Company entered into a second interest rate swap agreement in connection with the refinancing of its corporate facility mortgage (see Note 13 - Indebtedness). As of September 30, 2025, the swap derivative was recorded as a fair value liability of $27, reflecting a loss of $27 during the year ended September 30, 2025.

As of September 30, 2025, the interest rate swap derivatives were recorded as a combined fair value liability of $93. Changes in the fair value of the swaps resulted in a net gain of $7 for the year ended September 30, 2025.

International Land Alliance, Inc.

The Company’s former investment in International Land Alliance, Inc. (“ILAL”) consisted of ILAL Debt Securities, representing Series B Preferred Stock acquired in November 2019, and an associated ILAL Derivative Asset arising from an embedded conversion feature within that preferred stock. The ILAL Debt Securities were classified as available-for-sale debt securities, with unrealized gains and losses recorded in Accumulated Other Comprehensive Income (Loss), and the ILAL Derivative Asset was measured at fair value with changes recognized in earnings. These instruments had been remeasured at fair value each reporting period through the Company’s quarter ended June 30, 2025.

In August 2025, the Company and ILAL reached a settlement resolving all outstanding amounts and claims related to the investment. Under the settlement terms, ILAL was obligated to pay total consideration of $1.5 million in two installments: $1.2 million due by September 24, 2025 and $0.3 million due by November 24, 2025. In connection with the settlement, the Company derecognized the ILAL Debt Securities and the ILAL Derivative Asset, reclassified the cumulative unrealized amounts previously recorded in Accumulated Other Comprehensive Income (Loss) into earnings, and recorded a settlement receivable for the stated consideration.

As of September 30, 2025, ILAL had not executed the settlement or made any payments due under its terms. Because collectability of the settlement amount was not deemed probable, the Company recorded a full allowance for doubtful accounts against the settlement receivable, resulting in a net carrying amount of $0 as of the balance-sheet date. The offsetting charge was recognized within Other income (expense) for the period. The allowance will be maintained until such time as additional information indicates that collection is probable.

Following these actions, all ILAL-related balances were eliminated from the Company’s consolidated financial statements. The settlement receivable, together with the related allowance, remains disclosed for completeness, although no further activity or income impact is expected absent recovery of amounts due. The Company continues to monitor any subsequent developments that may affect its rights to enforce or recover the settlement consideration.

10. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	As of September 30,
($ in thousands)	2025	2024
Land	$39,299	$32,190
Land improvements	9,937	5,449
Building and improvements	96,400	76,719
Leasehold improvements	2,941	1,995
Miners	1,422,011	1,035,128
Mining equipment	24,807	23,066
Infrastructure	295,837	155,191
Machinery and equipment	16,978	15,061
Furniture and fixtures	2,626	1,706
Construction in progress	12,788	19,455
Property and equipment, gross	$1,923,624	$1,365,960
Less: Accumulated depreciation	(559,943)	(496,267)
Property and equipment, net	$1,363,681	$869,693

Depreciation expense for the years ended September 30, 2025, 2024 and 2023 was $344,135, $152,469 and $118,615, respectively. Depreciation expense attributable to miners for the years ended September 30, 2025, 2024 and 2023 was $306,915, $133,733 and $107,946, respectively.

The Company had additions to property and equipment of $808,178 during the year ended September 30, 2025, which included $678,266 in miners acquired, which is the primary cause of the increase of fixed assets. Assets acquired through acquisition transactions (see Note 5 - Acquisitions) resulted in an additional $39,298 in total assets placed in service.

During the year ended September 30, 2025, the Company had disposals of property with a net book value of $41,158 for approximately $41,494, recognizing a gain on disposal of assets of $336.

Construction in progress: The Company continues to expand its mining operations through investments in infrastructure, building, and land improvements.

Deposits on miners and mining equipment: As of September 30, 2025 and September 30, 2024, the Company has outstanding deposits for miners and mining equipment totaling $112,037 and $359,862, respectively. Such deposits are recorded as long-term assets on the Consolidated Balance Sheets.

Impairment and depreciation: In April 2024, a bitcoin halving event took place. A bitcoin halving event, which occurs every four years, reduces the block reward for bitcoin miners by 50% and directly impacts the Company’s revenue generation from mining activities. In connection with the halving, the Company determined that certain miner models (S19J, S19 J Pro and S19 J Pro+) would be removed from service and replaced with newer, more efficient miner models. An impairment test was performed on the miners identified for retirement, resulting in an impairment charge of approximately $189,000. The fair value less residual value of the impaired miners will depreciate over the remaining period in which they continue to operate. Significant inputs in the fair value analysis included future bitcoin prices, forecasted global hashrate, and estimated future power prices.

Effective May 1, 2024, the Company reduced the useful lives of its miners from five years to three years. The change in estimated useful lives increased Depreciation expense and Income (loss) before income tax expense by approximately $7,261 for the year ended September 30, 2024.

In the fourth quarter of fiscal 2024, the Company began to sell off certain miners that had been removed from service. Prevailing re-sell market rates decreased between June 2024 to September 2024, leading the Company to revise its estimated salvage value of all out-of-service miners and record an additional impairment charge of approximately $7,800. The combined impairment charges for the year ended September 30, 2024 totaled approximately $197,000, which is recorded in the Consolidated Statements of Operations and Comprehensive Income (Loss) as Impairment expense - fixed assets.

11. INTANGIBLE ASSETS

Intangible assets consisted of the following as of September 30, 2025 and 2024:

	September 30, 2025			September 30, 2024
($ in thousands)	Intangible assets	Accumulated amortization	Net intangible assets	Intangible assets	Accumulated amortization	Net intangible assets
Software	$7,981	$(2,458)	$5,523	$981	$(230)	$751
Websites	15	(15)	—	15	(13)	2
Strategic contract	9,800	(9,474)	326	9,800	(7,513)	2,287
Total	$17,796	$(11,947)	$5,849	$10,796	$(7,756)	$3,040

The strategic contract relates to the supply of a critical input to the Company’s bitcoin mining business at significantly lower prices compared to market.

Amortization expense for the years ended September 30, 2025, 2024 and 2023 was approximately $4,200, $2,140 and $2,113, respectively.

During the years ended September 30, 2025, 2024 and 2023 the Company did not incur impairment losses related to the above intangible assets.

The Company expects to record amortization expense of intangible assets over the future periods as follows:

Fiscal Year
($ in thousands)	Intangible Assets
2026	$2,790
2027	2,420
2028 and thereafter	639
Total	$5,849

12. LEASES

As of September 30, 2025, the Company had operating leases primarily for the land leases of its mining facilities in Georgia and Tennessee and finance leases primarily related to property and equipment used at its data center. The mining facilities comprise the Company’s material underlying asset class under operating lease agreements.

During the year ended September 30, 2025, the Company entered into and assumed several new lease arrangements in connection with business acquisitions and site expansions. Finance leases were recognized primarily for properties obtained through the GRIID acquisition, including a ground lease and a property lease supporting bitcoin data center operations. New operating leases included data center and warehouse sites in Tennessee and Georgia, an office lease in Maryland, and additional short-term property leases related to new data center developments in Georgia. All leases were entered into to support the Company’s bitcoin mining and administrative activities.

During the year ended September 30, 2024, the Company assumed six land leases and three short-term leases through the acquisitions of bitcoin mining locations in Georgia and Tennessee and entered into one new operating land lease in Georgia. The land lease terms range from approximately 1.8 to 14.7 years. In connection with these transactions, the Company recognized total operating lease liabilities of $709 and corresponding right-of-use assets of $2,625 (based on acquisition-date allocations and new lease recognition). The short-term leases, which expire in October 2024, are recognized on a straight-line basis within General and administrative expenses on the Consolidated Statements of Operations and Comprehensive Income (Loss).

Office Space Operating Lease and Sublease

The Company also has an operating lease for office space which was previously utilized as its corporate headquarters. In January 2024, the Company ceased usage of the office space. In the quarter ended March 31, 2024, the Company wrote down the right of use asset as it considered the asset to be impaired since the space was not utilized and the efforts to find a sub-lessee at the time were unsuccessful. The Company impaired the right of use asset in the amount of $396 and has recorded this as Impairment expense - other on the Consolidated Statements of Operations and Comprehensive Income (Loss).

In July 2024, the Company entered into a sublease agreement in which it sublets the office space to the sublessee for the remainder of the original lease term expiring in April 2027. Sublease income for the year ended September 30, 2024 was approximately $15. The sublease did not relieve the Company from its original lease obligation.

The Company's lease costs recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss) consist of the following:

	For the year ended September 30,
($ in thousands)	2025	2024	2023
Operating lease cost (1)	$1,524	$293	$267
Finance lease cost:
Depreciation expense of financed assets	$73	$123	$197
Interest on lease obligations	$26	$10	$33
Short-term rent expense	$294	$7	$—

(1) Included in general and administrative expenses.

Other lease information is as follows:

	For the year ended September 30,
($ in thousands)	2025	2024	2023
Cash paid for amounts included in measurement of lease obligations:
Operating cash outflows from operating leases	$1,411	$316	$274
Operating cash outflows from finance leases	$26	$10	$33
Financing cash outflows from finance leases	$50	$151	$301

	September 30, 2025	September 30, 2024
Weighted-average remaining lease term - operating leases	2.0 years	4.7 years
Weighted-average remaining lease term - finance leases	8.9 years	0.3 years
Weighted-average discount rate - operating leases	8.90%	8.28%
Weighted-average discount rate - finance leases	8.81%	9.10%

The following is a schedule of the Company's lease liabilities by contractual maturity as of September 30, 2025:

($ in thousands) Fiscal Year	Operating Leases	Finance Leases
2026	$1,579	$60
2027	2,405	60
2028	134	60
2029	86	60
2030	61	75
Thereafter	323	300
Gross lease liabilities	4,588	615
Less: imputed interest	(531)	(181)
Present value of lease liabilities	$4,057	$434
Less: current portion of lease liabilities	(1,299)	(26)
Total lease liabilities, net of current portion	$2,758	$408

13. INDEBTEDNESS

As of September 30, 2025, the Company had a gross balance outstanding of $835,213, netted against discount on the loans payable of $14,057. Total principal payments on debt during the years ended September 30, 2025 and 2024 was $135,941 and $7,283, respectively. The following table reflects our outstanding debt, net of debt discounts and debt issuance costs, as of September 30, 2025 and 2024:

			As of September 30,
($ in thousands)	Maturity Date	Rate	2025	2024
2030 Convertible notes	Jun-30	0.46%	$636,036	$—
Coinbase line of credit	Not specified	8.25%	174,500	50,000
Western Alliance Bank credit agreement	Aug-29	7.13%	6,052	6,839
Corporate facility mortgage	Apr-30	6.98%	1,943	—
Auto & equipment loans and financing	Jun-26 to Dec-29	0.0-11.3%	1,879	699
Marquee Funding Partners debt	Aug-26 to Mar-27	13.00%	746	1,267
Trinity master equipment financing	Apr-25	13.80%	—	5,171
Corporate facility mortgage (former)	Apr-25	10.00%	—	1,981
Total debt outstanding, net of debt discounts and debt issuance costs			$821,156	$65,957
Less: current portion of debt			(176,570)	(58,781)
Long-term debt, net of current portion, debt discount and debt issuance costs			$644,586	$7,176

The following table reflects the principal amount of loan maturities due over the next five years and thereafter as of September 30, 2025:

($ in thousands)	5-Year Loan Maturities Fiscal Year
Outstanding Loan	2026	2027	2028	2029	2030	Total
2030 Convertible notes	$—	$—	$—	$—	$650,000	$650,000
Coinbase line of credit	174,500	—	—	—	—	174,500
Western Alliance Bank credit agreement	868	930	996	3,327	—	6,121
Corporate facility mortgage	82	87	93	100	1,605	1,967
Auto & equipment loans and financing	515	455	440	397	72	1,879
Marquee Funding Partners debt	592	154	—	—	—	746
Total principal payments by fiscal year	$176,557	$1,626	$1,529	$3,824	$651,677	$835,213
Unamortized deferred financing costs and discounts						(14,057)
Total debt book value as of September 30, 2025						$821,156

Description of outstanding debt

2030 Convertible notes

In December 2024, we issued $650,000 aggregate principal amount of 0% convertible senior notes due 2030 (the “2030 Notes”), including the exercise in full by the initial purchasers of the 2030 Notes of their option to purchase up to an additional $100,000 principal amount of the 2030 Notes. The 2030 Notes were issued in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The 2030 Notes will mature on June 15, 2030. The net proceeds from the sales of the 2030 Notes were approximately $633,688 after deducting $16,312 of offering and issuance costs related to the 2030 Notes and before the capped call transactions, as described below. The unamortized debt issuance costs as of September 30, 2025 was $13,964. The Company used $145,000 of the proceeds to repurchase its common stock, see Note 15 - Stockholders' Equity. The fair value of the 2030 Notes was determined to be $802,659 as of September 30, 2025 based on quoted prices in markets that are not active, which is considered a Level 2 valuation methodology. While the 2030 Notes bear a 0% stated interest rate, the effective interest rate for the notes as of September 30, 2025 was 0.46%, primarily reflecting the accretion of debt issuance costs.

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

As of September 30, 2025, none of the conditions permitting the holders of the 2030 Notes to convert their notes early had been met, and to require the Company to repurchase the 2030 Notes for cash. The 2030 Notes are classified as long-term.

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

Upon conversion of the 2030 Notes, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. We may not redeem the 2030 Notes prior to June 20, 2028. We may redeem for cash all or any portion of the 2030 Notes, at our option, on or after June 20, 2028 if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for each of at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which such notice of redemption is provided, during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we send the notice of redemption, at a redemption price equal to 100% of the principal amount of the 2030 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. The embedded conversion and redemption features of the 2030 Notes do not meet the criteria for bifurcation and are not recognized as separate derivative instruments.

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

The line of credit is used by the Company in the ordinary course of business to manage operating liquidity, and borrowings are drawn and repaid on a regular basis throughout the fiscal year. Pursuant to the terms, the line of credit initially bore interest of 9% per annum and has no defined maturity date but is terminable by either the Lender or the Company with notice. During September 2024 and September 2025, the interest rate on the line of credit was adjusted to 8.5% per annum and 8.25% per annum, respectively. The interest rate has not been subsequently amended.

Since the Lender has the rights to sell, pledge and rehypothecate the bitcoin during the term of the 2024 Master Loan, the Company derecognized the bitcoin transferred as collateral. As the Company has the right to receive the bitcoin back from the Lender upon the repayment of the line of credit, the Company recorded a corresponding Receivable for bitcoin collateral. The Receivable for bitcoin collateral is measured at fair value. Changes in fair value as well as gains and losses from bitcoin transferred to and received from collateral are recorded as Gain on bitcoin collateral under the Other Income category in the Consolidated Statements of Operations and Comprehensive Income (Loss).

In April 2025, the Company amended the 2024 Master Loan agreement (the “2025 Amended Master Loan”) to expand the availability of borrowings to $200,000, and in September 2025, the Company further amended the facility through a side letter with Coinbase Credit to increase the maximum indicative borrowing capacity to $300,000. All other material terms remained consistent with the prior agreements. As of September 30, 2025, the Company had an outstanding balance of $174,500 under the facility and 2,384 bitcoin were posted as collateral for this line of credit at a fair value of $271,932.

Two Prime line of credit and receivable for bitcoin collateral

On September 19, 2025, the Company entered into a Master Loan Agreement (the “Two Prime Master Loan”) with Two Prime Lending Limited, providing for a revolving line of credit of up to $100,000. Borrowings under the facility bear interest at a rate equal to the one-month Term SOFR plus 3.55% per annum and mature on September 14, 2026. Similar to the Coinbase facility, borrowings require the Company to pledge bitcoin as collateral. The agreement establishes collateral requirements based on loan-to-value (LTV) ratios, including an initial maximum LTV ratio of approximately 62.5%, a margin call if the LTV exceeds 74%, and a liquidation trigger if the LTV exceeds 80%.

The Company is required to maintain collateral in a designated cold storage wallet with a third-party custodian and retains rights to any forked or airdropped tokens that may result from posted collateral. Consistent with the Company’s accounting for the Coinbase facility, bitcoin posted as collateral is derecognized, with a corresponding receivable for bitcoin collateral recorded at fair value. The receivable is subsequently remeasured at fair value, with changes recognized in Gain on bitcoin collateral within Other Income.

As of September 30, 2025, the Company had not drawn against the Two Prime Master Loan and had no posted bitcoin collateral.

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

The credit agreement contains financial covenants, including a minimum loan-to-value ratio, a minimum debt service coverage ratio, and a minimum average deposit balance. As of September 30, 2025, the Company has $6,122 principal balance outstanding for the Western Alliance Bank Credit Agreement. The Company was in compliance with all covenants, and no events of default had occurred under the credit agreement.

Concurrently with the credit agreement, on August 14, 2024, the Company entered into a plain vanilla interest rate swap agreement with a counterparty in which the Company effectively pay a fixed rate of 6.75% on the Western Alliance Bank Credit Agreement. The interest rate swap has an initial notional value of $7,000. This interest rate swap has a maturity date of August 14, 2029. This interest rate swap was not designated as a hedge and is presented within Note 9 - Investments and Derivatives.

Corporate facility mortgage

On May 10, 2023, CleanSpark HQ, LLC, a single member limited liability company and subsidiary wholly owned by the Company, completed a refinancing transaction whereby it borrowed a net $1,937 against the equity of the real property purchased in April 2023 that is utilized as the Company’s corporate office (see Note 10 - Property and Equipment). The loan agreement has a two-year term, 10% interest rate and monthly interest only payments until maturity. In April 2025, the Company refinanced the outstanding balance with Western Alliance Bank through a new $2,000 promissory note through Bank of Nevada. The new loan matures in April 2030, bears interest at a variable rate equal to the one-month Term SOFR plus a margin of 2.85% (initially 7.17% as of the loan date), and requires monthly principal and interest payments based on a five-year amortization schedule.

Trinity Master equipment financing agreement

On April 22, 2022, the Company entered into a master equipment financing agreement (the “Master Equipment Financing Agreement”) with Trinity Capital Inc. that could provide $35,000 of borrowings to finance the Company’s acquisition of blockchain computing equipment. The Company received a loan of $20,000 at closing with an interest rate of 13.80%. The borrowings under the Master Equipment Financing Agreement are collateralized by 3,336 S19j Pro miners, which are located at our College Park, GA and Norcross, GA sites. The loan matured in the quarter ended June 30, 2025, the Company has no current unpaid principal payments in the current period.

Marquee Funding Partners debt

As of September 30, 2025 the unpaid balance on mortgages assumed from the acquisition in August 2022 of a bitcoin mining facility from WAHA Technologies Inc. is $814. The remaining payment terms ranging from 11-17 months with an annual interest rate of 13%. The last mortgage matures on March 1, 2027.

Auto and equipment loans and financing

The Company has entered into various financing arrangements to purchase vehicles and non-miner equipment with combined principal outstanding at September 30, 2025 of $1,007. The loans vary in terms from 9-50 months with annual interest rates ranging from 0.0-11.3%. The loans are secured by the purchased vehicles and equipment.

Additionally, on August 28, 2024, the Company entered into an equipment financing agreement with Western Alliance Bank for borrowings of up to $1,000 to finance new equipment for operational purposes. The Company can continue to secure equipment with this equipment financing agreement until February 28, 2025. This instrument bears interest at the Floating Wall Street Journal Prime Rate plus 1.00% per annum, calculated on the basis of a 360-day year consisting of twelve (12) consecutive thirty (30)-day months, and will be charged for each day there is an outstanding balance. As of September 30, 2025, the financing agreement had an outstanding balance of $871. The Floating Wall Street Journal Prime Rate was 7.25% at the end of the period, resulting in an interest rate of 8.25% per annum as of September 30, 2025. The financing agreement contains financial covenants, including a minimum loan-to-value ratio, a minimum debt service coverage ratio, and a minimum average deposit balance. As of September 30, 2025, the Company was in compliance with all covenants, and no events of default had occurred under the financing agreement.

14. INCOME TAXES

The Company recognizes deferred tax assets, net of applicable reserves, related to net operating losses (“NOLs”), tax credit carryforwards and certain temporary differences. The Company recognizes future tax benefits to the extent that realization of such benefit is more likely than not. Otherwise, a valuation allowance is applied.

For the years ended September 30, 2025, 2024 and 2023 the Company's income (loss) from continuing operations before provision for income taxes were as follows:

	For the year ended September 30,
($ in thousands)	2025	2024	2023
Domestic	$403,575	$(142,433)	$(131,303)
Foreign	—	—	—
Income (loss) before income taxes	$403,575	$(142,433)	$(131,303)

The components of the provision for income taxes in the years ended September 30, 2025, 2024 and 2023 were as follows:

	For the year ended September 30,
($ in thousands)	2025	2024	2023
Current:
Federal	$—	$—	$—
State	—	—	—
Deferred:
Federal	33,972	3,344	2,416
State	5,139	—	—
Provision for income taxes	$39,111	$3,344	$2,416

The effective income tax rate for the years ended September 30, 2025, 2024 and 2023 as a percentage of pre-tax income is 9.7%, (2.3%) and (1.8%), respectively. The significant reconciling items between the effective tax rate and the statutory tax rate for the years ended September 30, 2025, 2024 and 2023 consist of valuation allowance, adjustments to deferred taxes, state taxes, and permanent items. A detailed breakout is provided below:

	For the year ended September 30,
($ in thousands)	2025	2024	2023
Tax expense (benefit) at federal statutory rate	$84,750	$(29,911)	$(27,574)
State tax expense (benefit), net of federal effect	3,251	(3,075)	5,820
162(m) excess executive compensation	11,146	9,806	6,823
Stock option (windfall) shortfall	(228)	(2,314)	—
Return to provision adjustments	82	2,301	29
Deferred only adjustments	(8,498)	15,445	745
Change in valuation allowance	(53,214)	10,299	15,871
Other	1,822	793	702
Total tax expense	$39,111	$3,344	$2,416

Deferred income taxes are the result of timing differences between GAAP accounting and tax basis of certain assets and liabilities, timing of income and expense recognition of certain items, and tax attributes such as net operating loss carry-forwards. These differences result in deferred tax assets and liabilities, which are recorded in the balance sheet, net of valuation allowance. The Company evaluates the realizability of its deferred tax assets and assesses the need for a valuation allowance on an ongoing basis. In evaluating its deferred tax assets, the Company considers whether it is more likely than not that the deferred income tax assets will be realized. The ultimate realization of deferred tax assets depends upon generating sufficient future taxable income prior to the expiration of the tax attributes. This assessment requires significant judgment.

The significant components of the Company's deferred tax assets and liabilities as of September 30, 2025 and 2024 were as follows:

($ in thousands)	September 30, 2025	September 30, 2024
Deferred tax assets:
Right of use - lease liability	$979	$340
Charitable contributions	170	98
Tax credits	200	200
Stock based compensation	647	113
Interest expense carryforwards	1,037	—
Intangible assets	2,687	2,926
Net operating loss carryforwards	102,142	77,788
Accruals	13,750	1,086
Other	613	48
Gross deferred tax assets	$122,225	$82,599
Valuation allowance	(3,389)	(54,926)
Total deferred tax assets, net of valuation allowance	$118,836	$27,673

Deferred tax liabilities
Right of use - lease asset	$(1,006)	$(691)
Prepaid expenses	(1,868)	(927)
Change in fair value of digital currency	(133,639)	(22,706)
Other	(1,008)	(1,070)
Fixed assets	(26,187)	(8,040)
Gross deferred tax liabilities	$(163,708)	$(33,434)
Net deferred tax liability	$(44,872)	$(5,761)

For balance sheet presentation, the Company nets deferred tax assets and liabilities within a given tax jurisdiction. When the amounts relate to different jurisdictions, the Company presents net deferred tax assets (net of valuation allowance) and net deferred tax liabilities separately within noncurrent assets and noncurrent liabilities, respectively. The following table summarizes this presentation:

	September 30, 2025	September 30, 2024
Net non-current deferred tax liabilities	$(44,872)	$(5,761)

In accordance with ASC 740, Accounting for Income Taxes, the Company evaluates its deferred income taxes to determine if valuation allowances are required. Pursuant to U.S. income tax accounting standards, companies assess whether valuation allowances should be established against their deferred tax assets based on the consideration of all available evidence using a “more-likely-than-not” standard. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. The Company considers the scheduled reversal of deferred tax liabilities. To fully utilize the NOL carryforward, the Company will need to generate sufficient future taxable income in each respective jurisdiction. Due primarily to the Company’s history of losses, it is more likely than not that all or a portion of its deferred tax assets as of September 30, 2025 will not be realized.

The Company recorded a valuation allowance to offset deferred tax assets that were not considered realizable for the tax years ended September 30, 2025 and September 30, 2024. The valuation allowance decreased from $54,926 as of September 30, 2024 to $3,389 as of September 30, 2025, primarily due to an increase in deferred tax liabilities related to the fair value appreciation of bitcoin during the current year, which resulted in an increased utilization of deferred tax assets.

	As of September 30,
	2025	2024
Valuation allowance	$(3,389)	$(54,926)

As of September 30, 2025, the Company had $471,578 of federal and $154,423 of state NOL carryforwards available to reduce future taxable income, of which federal net operating loss carryforwards of $464,997 and state net operating loss of $76,663 have an indefinite life. The deferred tax asset for the state NOL is presented net of the uncertain tax position. The federal NOL will begin to expire on September 30, 2027, while the state NOL will begin to expire in the year ending September 30, 2036.

The Company's ability to utilize its federal and state NOL carryforwards and federal tax credit carryforwards to reduce future taxable income and future taxes, respectively, may be subject to restrictions attributable to equity transactions that may have resulted in a change in ownership as defined by Internal Revenue Code Section 382 (“Section 382”) or comparable provisions of state law. Tax attributes that exceed the Section 382 limitation in any year continue to be allowed as carryforwards until they expire and can be used to offset taxable income for years within the carryover period subject to the limitation in each year. Given the Company’s significant U.S. tax attributes, we continuously monitor potential ownership changes under Section 382. The Company completed a detailed study and determined an ownership change (as defined under Section 382) occurred during the third quarter of 2020, fourth quarter of 2020, and second quarter of 2023, triggering the application of Section 382. We do not currently expect any resulting Section 382 limitations on the use of our tax attributes to have a significant impact on our financial statements.

The Company recognizes the effect of income tax positions only if those positions are more likely than not to be sustained. Recognized income tax positions are measured at the largest amount that is greater than a 50% likelihood of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

The Company records interest and penalties related to unrecognized tax benefits in income tax expense, if applicable. The Company has no liability, interest or penalties for unrecognized tax benefits as of September 30, 2025 and 2024. The Company does not anticipate the need to record a liability for unrecognized tax benefits within the coming year.

The Company files income tax returns in the U.S. federal and state jurisdictions. As of September 30, 2025, the 2021-2023 tax years generally remain subject to examination by the IRS and 2020-2023 tax years generally remain subject to examination by various state taxing authorities, although the Company is not currently under examination in any jurisdiction. However, as we utilize our net operating loss carryforwards, prior years can be subject to examination from 2007 forward.

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted into law, introducing significant amendments to U.S. tax legislation with varying effective dates. Key provisions that impact the Company include the expansion of bonus depreciation, accelerated expensing of research and development costs, and changes to Section 163(j). The Company has incorporated these amendments into its September 30, 2025 tax provision as applicable, and there was no material impact to our income tax expense or effective tax rate. The Company continues to evaluate the legislation.

The following table presents a reconciliation of our unrecognized tax benefits (“UTBs”), which are amounts recorded for tax positions that do not meet the more likely than not recognition threshold:

For the year ended September 30,
($ in thousands)	2025
UTBs - October 1	$—
Gross increases - tax positions in prior period	6,270
Gross decreases - tax positions in prior period	—
Gross increases - tax positions in current period	—
Gross decreases - disposal of business unit	(265)
Settlement	—
Lapse of statute of limitations	—
UTBs - September 30	$6,005

Included in the balance of UTBs as of September 30, 2025 and 2024, are no tax benefits that, if recognized, would affect the ETR. Also included in the balance of UTBs as of September 30, 2025 and 2024 are $6,005 and $0, respectively, of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes. We recognize interest accrued related to UTBs and penalties as income tax expense.

15. STOCKHOLDERS’ EQUITY

Overview

As of September 30, 2025, the Company’s authorized capital stock consisted of 600,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share. On October 25, 2024, the Company’s stockholders approved another amendment to the Company’s articles of incorporation to increase the number of shares of common stock authorized for issuance from 300,000,000 to 600,000,000. As of September 30, 2025, there were 296,087,533 shares of common stock issued, 284,327,598 shares of common stock outstanding, and 1,750,000 shares of Series A Preferred Stock issued and outstanding.

As of September 30, 2024, there were 270,897,784 shares of common stock issued and outstanding, 1,750,000 shares of Series A Preferred Stock issued and outstanding. The 1,000,000 shares of Series X Preferred Stock outstanding as of September 30, 2024 were redeemed on October 29, 2024 and were automatically retired and restored to the status of authorized but unissued shares of the Company’s preferred stock upon such redemption. The Company filed a certificate of withdrawal with the state of Nevada withdrawing its designation of Series X Preferred Stock on December 3, 2024.

Under the certificate of designation for the Series A Preferred Stock, holders of shares of the Company’s Series A Preferred Stock are entitled to quarterly dividends on 2% of the Company’s earnings before interest, taxes and amortization. The dividends are payable in cash or common stock. The preferred stock dividend for the years ended September 30, 2025, 2024 and 2023 was $11,140, $3,422 and $0, respectively. The holders of the Series A Preferred Stock will also have a liquidation preference on the stated value of $0.02 per share plus any accumulated but unpaid dividends. The holders are further entitled to have the Company redeem each share of their Series A Preferred Stock for three shares of common stock in the event of a change of control, and they are entitled to vote together with the holders of our common stock on all matters submitted to stockholders at a rate of forty-five (45) votes for each share of Series A Preferred Stock held.

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

On March 28, 2024, the Company entered into Amendment No. 1 to the At the Market Offering Agreement with the Agent (the “March 2024 ATM Amendment”). Under the March 2024 ATM Amendment, the Company may, but has no obligation to, issue and sell up to the lesser number of shares of the Company’s common stock that does not exceed (a) $800,000 of shares of common stock, or (b) the number of authorized but unissued shares of common stock (less the number of shares of common stock issuable upon exercise, conversion or exchange of any outstanding securities of the Company or otherwise reserved from the Company’s authorized capital stock). From the inception of the March 2024 ATM Amendment through September 30, 2024, the Company issued and sold 44,415,161 shares under the 2024 ATM Agreement for net proceeds of $593,200. As of September 30, 2025, the Company had issued all of the ATM’s remaining capacity.

Common stock issuances for the year ended September 30, 2025

The Company issued 5,031,221 shares of common stock in connection with the GRIID Acquisition.

The Company issued 16,619,361 shares of common stock under the March 2024 ATM Amendment, resulting in gross proceeds of $191,603 and issuance costs of $4,795.

The Company issued 158,039 shares of common stock in connection with the exercise of stock options and warrants. Cash received from such issuance was $922.

Common stock repurchased for the year ended September 30, 2025

In connection with the issuance of the 2030 Notes in December 2024 (see Note 13 - Indebtedness), the Company repurchased 11,759,935 shares of its common stock from investors in privately negotiated transactions for an aggregate repurchase price of approximately $145,000. The shares were repurchased at fair value and the entire repurchase price was allocated to the repurchase of the shares.

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

Common stock returned during the September 30, 2023

The Company had 83,417 shares of common stock returned in connection with the ATL acquisition due to nonsatisfaction of certain milestones.

16. STOCK WARRANTS

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

On January 3, 2025 all Private Warrants were converted to Public Warrants. At September 30, 2025, the Company used the Black-Scholes option-pricing model to estimate the fair value of the GEM Warrants using Level 3 inputs. The fair value of the GEM Warrants are included in the Other liabilities caption on the Consolidated Balance Sheets and the changes in fair value are included in Loss on derivative securities, net on the Consolidated Statements of Operations and Comprehensive Income (Loss).

The following is a summary of stock warrant activity during the years ended September 30, 2025, 2024 and 2023:

	Number of Warrants Outstanding	Number of Shares to be Issued Upon Exercise of Warrants	Weighted Average Exercise Price ($) (1)
Balance, September 30, 2022	202,220	202,220	$13.03
Warrants expired	(16,660)	(16,660)	$8.00
Balance, September 30, 2023	185,560	185,560	$13.49
Warrants expired	(103,000)	(103,000)	$18.20
Warrants exercised	(65,000)	(65,000)	$8.00
Balance, September 30, 2024	17,560	17,560	$6.12
Warrants granted	22,803,726	1,586,999	$157.96
Balance, September 30, 2025	22,821,286	1,604,559	$156.30

(1) Weighted average calculated weighting the exercise price versus the number of common shares that would be granted on exercise.

As of September 30, 2025, there were warrants exercisable to purchase 1,604,559 shares of common stock in the Company and there were no unvested warrants. These warrants have a weighted average exercise price of $156.30. Most outstanding warrants contain provisions allowing a cashless exercise at their respective exercise prices.

As of September 30, 2025, 22,813,726 of the outstanding warrants had a remaining term of 3.3 years and an intrinsic value of $65. The remaining 7,560 of the outstanding warrants do not have expiration dates and have an intrinsic value of $82.

During the fiscal year ended September 30, 2024, there were 65,000 warrants exercised on a cash-less basis, with 42,777 net shares issued.

17. STOCK-BASED COMPENSATION

The Company sponsors a stock-based incentive compensation plan known as the 2017 Incentive Plan, as amended, (the “Plan”), with an evergreen provision that allows for the increase of the maximum number of shares of common stock available under the Plan to fifteen percent (15%) of the Company's outstanding shares of common stock.

As of September 30, 2025, prior to giving any effect to the evergreen provision that allows for the increase of shares on October 1, 2025, there were 11,482,312 shares available and authorized for issuance under the Plan. Although the Board is authorized to increase the number of shares in the Plan up to 15% of the Company’s outstanding common shares, as of September 30, 2025 it has not authorized any increased in Plan shares since the Company filed its latest Registration Form on Form S-8 on May 8, 2025.

The Company granted 5,813, 174 and 24,482 non-qualified options pursuant to the Plan during the fiscal years ended September 30, 2025, 2024 and 2023, respectively.

The Company recognized $45,335, $29,555 and $24,142 for the fiscal years ended September 30, 2025, 2024 and 2023, respectively, in stock-based compensation.

STOCK OPTIONS

The following is a summary of stock option activity during the fiscal years ended September 30, 2025, 2024 and 2023:

	Number of Option Shares	Weighted Average Exercise Price ($)
Balance, September 30, 2022	1,418,938	$19.11
Options granted	789,750	$5.72
Options expired	(44,600)	$6.05
Options forfeited	(193,630)	$10.77
Options exercised	-	$-
Balance, September 30, 2023	1,970,458	$14.86
Options granted	611,823	$14.70
Options expired	(93,057)	$9.38
Options forfeited	(97,246)	$8.71
Options exercised	(106,516)	$7.07
Balance, September 30, 2024	2,285,462	$15.58
Options granted	309,330	$9.61
Options expired	(140,722)	$14.59
Options forfeited	(133,845)	$12.81
Options exercised	(158,039)	$5.84
Balance, September 30, 2025	2,162,186	$15.66

As of September 30, 2025, there were options exercisable to purchase 1,536,194 shares of common stock in the Company and 625,992 unvested options outstanding that cannot be exercised until vesting conditions are met. As of September 30, 2025, the outstanding options have a weighted average remaining term of 7 years and an aggregate intrinsic value of $5,936. Forfeitures of options are recognized as they occur.

Option activity for the year ended September 30, 2025

During the year ended September 30, 2025, 158,039 stock options were exercised for net cash proceeds to the Company of $922.

For the year ended September 30, 2025, the Company also granted 309,330 options to purchase shares of common stock to employees with a total fair value of $2,635.

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

Fair value for stock options is determined using the Black-Scholes option model. The Black-Scholes model utilized the following inputs to value the options granted during years ended September 30, 2025, 2024 and 2023:

	For the year ended September 30,
Fair value assumptions Options:	2025	2024	2023
Risk free interest rate	3.56% - 4.65%	3.46% - 4.82%	2.65% - 4.44%
Expected term (years)	1.00 - 6.32	5.77 - 6.16	5.06 - 5.85
Expected volatility	121.0% - 122.9%	122.1% - 176.0%	157.1% - 194.9%
Expected dividends	0%	0%	0%

The Company recognized stock-based compensation expense related to stock options of $4,098 and $5,563 for the years ended September 30, 2025 and 2024, respectively. As of September 30, 2025, the Company expects to recognize $5,639 of stock-based compensation for the non-vested outstanding options over a weighted-average period of 1.67 years.

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

The following table summarizes the activity for all RSUs during the fiscal years ended September 30, 2025, 2024 and 2023:

	Number of Shares	Weighted Average Fair Value Per Share	Aggregate Intrinsic Value
Outstanding at September 30, 2022	5,448,548	$4.93	$17,326
Granted	3,880,552	$3.65
Vested	(3,813,617)	$4.58
Cancelled	(40,000)	$-
Forfeited	(4,048)	$29.34
Outstanding at September 30, 2023	5,471,435	$4.18	$20,846
Granted	1,493,556	$9.67
Vested	(5,268,276)	$4.66
Forfeited	(22,504)	$5.81
Outstanding at September 30, 2024	1,674,211	$7.56	$12,649
Granted	15,009,311	$9.11
Vested	(3,602,080)	$8.27
Forfeited	(190,023)	$7.98
Outstanding at September 30, 2025	12,891,419	$9.16	$186,926

On October 1, 2024, the Company granted 136,520 time-based RSUs to its board members as part of their annual compensation. These RSUs vest 25% quarterly and have a combined grant-date fair value of $1,200. The 25% quarterly vesting is scheduled to occur on February 13, 2025, May 13, 2025, August 13, 2025 and December 3, 2025. As of September 30, 2025, the Company has settled and issued 102,390 of these time-based RSUs in accordance with the prescribed vesting schedule.

During August 2025, the Company entered into a severance agreement with its Chief Executive Officer. In connection with the agreement, 717,665 previously granted restricted stock units were accelerated and vested immediately. In addition, 864,344 new RSUs were granted and vested immediately upon execution of the agreement, and an additional 864,344 new RSUs were granted subject to a two-year vesting schedule tied to the CEO’s non-compete and other obligations pursuant to the severance agreement. The total fair value of all RSUs granted under the severance agreement was fully recognized as stock-based compensation expense totaling $20,003 as of the severance date in the year ended September 30, 2025, as the remaining vesting conditions were determined to be non-substantive at the date of termination.

On September 4, 2025, the Company granted 6,278,000 time based restricted stock units to certain executives to compensate for performance during fiscal year 2025 and to promote retention of such executives, of which 784,750 were vested by the end of the fiscal year. The remaining 5,493,250 RSUs will vest over the three years following the grant date.

On September 12, 2025, the Company granted an additional 58,824 time-based RSUs to its board members, representing a prorated portion of the fiscal 2026 annual equity award for directors, consistent with the Board’s decision to align director compensation with the Company’s annual meeting cycle (April through March). The grant was valued at $10.20 per share, the closing price of the Company’s common stock on September 11, 2025, with a total grant-date fair value of approximately $609. The RSUs vest 50% on December 31, 2025 and 50% on March 31, 2026, subject to continued service.

As of September 30, 2025, the Company had 12,891,419 outstanding unvested time-based restricted stock awards, which will vest over the weighted average 2.8 years. As of September 30, 2025, the unrecognized compensation costs related to all RSUs is $103,244.

During the year ended September 30, 2023, 3,880,552 RSUs, which consisted of 360,552 time-based RSUs and 60,000 performance-based RSUs (of which 40,000 market-based awards were exchanged and reflected in the table above as cancelled). Additionally, on September 29, 2023, the Compensation Committee granted 3,460,000 market-based restricted stock units to senior leadership of the Company. The market-based awards vest 33% each tranche based upon the Company's stock price reaching 200%, 300% and 400% of the stock price on the date of grant. Each tranche vested upon the target stock price being met for at least 10 of 20 consecutive trading days and the awards were not dependent on a defined service period. The total fair value of the award was approximately $13,160 and all the market-based awards were vested, expensed and issued through March 2024.

The Company recognized stock-based compensation expenses related to time-based RSUs, of $41,112, $10,392 and $17,720 for the fiscal years ended 2025, 2024 and 2023, respectively.

PERFORMANCE STOCK UNITS

The following table summarizes the activity for all performance stock units (“PSUs”) during the year ended September 30, 2025:

	Number of Shares	Weighted Average Fair Value Per Share	Aggregate Intrinsic Value
Outstanding at September 30, 2024	—	$—	$—
Granted	40,000	$10.61
Vested	(1,540)	$10.61
Outstanding at September 30, 2025	38,460	$10.61	$558

During the year ended September 30, 2025, the Company granted 40,000 performance-based RSUs to certain employees at a grant-date fair value of $424. The PSUs vest based on the achievement of certain milestones closely tied to the employees' job responsibilities.

The fair value of the market-based RSUs were determined using the Monte Carlo simulation and the inputs of market-based RSUs for each of the fiscal years in which market-based RSUs were issued were as follows:

Fair value assumptions - Market-based RSUs granted:	September 30, 2023
Risk free interest rate	4.59%
Expected term (years)	10.00
Expected volatility	129.70%
Cost of equity	21.55%

As of September 30, 2025, the Company had 38,460 outstanding unvested performance-based restricted stock awards, which will vest over a weighted average of 2.1 years. As of September 30, 2025, the unrecognized compensation costs related to all PSUs is $290.

The Company recognized stock-based compensation expense relating to PSUs of $125 and $13,600 for the years ended September 30, 2025 and 2024, respectively.

18. REVENUE AND VENDOR CONCENTRATIONS

The Company had one mining pool operator (Foundry Digital) during the fiscal years ended September 30, 2025, 2024 and 2023. Revenues from Foundry Digital represented 100% of the Company’s total revenues for each of those years, as all bitcoin mining rewards are received through the Foundry mining pool.

The Company had the following significant suppliers of bitcoin miners, with the percentage based on purchase amounts:

	For the Year Ended September 30,
	2025	2024	2023
Bitmain Technologies	96%	100%	75%
Canaan U.S. Inc	4%	0%	0%
Cryptech Solutions	0%	0%	25%

19. COMMITMENTS AND CONTINGENCIES

Purchase of modular immersion data centers

The Company entered into a $165,000 contract, subject to certain discounts, in June 2024 for the purchase, on-site construction, and installation of modular immersion data centers. As of September 30, 2025, the $27,000 remaining balance of the contract is contractually obligated and expected to be paid in installments upon delivery and installation of the related data centers.

Commitments under open construction projects

The Company has open commitments relating to the construction and development of new mining locations and operational facilities of $30,499.

Contractual future payments

The contractual future payment related to the Company’s leases and indebtedness are disclosed in Note 12 - Leases and Note 13 - Indebtedness, respectively, to the Consolidated Financial Statements. The following table sets forth certain information concerning the Company’s unconditional obligations to make contractual future payments towards our agreements as of September 30, 2025 (these amounts are not recorded in the Consolidated Balance Sheets):

Fiscal Year
($ in thousands)	2026
Contractual obligations:
Construction in progress	$30,499
Modular immersion data centers	27,000
Purchase of bitcoin miners	289
Total	$57,788

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

While the outcome of this matter is uncertain at this time, the Company has determined it is not probable that it will result in a future cash outflow and, as such, no provision was recorded as of September 30, 2025.

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

Hasthantra v. CleanSpark, Inc. et al.

On January 20, 2021, Scott Bishins (“Bishins”), individually, and on behalf of all others similarly situated (together, the “Class” and the “Plaintiffs”), filed a class action complaint in the United States District Court for the Southern District of New York against the Company and certain of its officers, including the Company’s CEO and the Executive Chair.

On December 2, 2021, the Court appointed Bishins and Darshan Hasthantra as lead plaintiffs, and on February 1, 2024, the Court entered a voluntary dismissal on behalf of Bishins.

On February 28, 2022, Plaintiffs filed an Amended Class Complaint alleging that, between December 10, 2020, and August 16, 2021, Defendants made material misstatements and omissions related to the Company’s acquisition of ATL Data Centers LLC and its anticipated expansion of bitcoin mining operations. Plaintiffs seek certification of the Class, an award of compensatory damages, and reimbursement of costs and expenses.

On September 24, 2025, the Court granted Plaintiffs’ motion for class certification. Expert discovery is ongoing, with depositions scheduled to conclude in late 2025.

The Company believes that the claims asserted are without merit and intends to defend against them vigorously. At this time, the Company is unable to estimate potential losses, if any, that may arise.

Consolidated Smith Derivative Actions

Between February 21, 2023, and March 8, 2023, four shareholder derivative actions were filed in the Eighth Judicial District Court of the State of Nevada in Clark County against certain current and former officers and directors of the Company, including its Executive Chair, Chief Executive Officer, and former Chief Financial Officer. Each action was consolidated in the Eighth Judicial District Court of Nevada (the “Consolidated Smith Action”). The claims assert breach of fiduciary duty, unjust enrichment and corporate waste, with the plaintiffs seeking monetary damages, restitution, declaratory relief, litigation costs, and the imposition of additional corporate governance and internal controls.

The Company’s Board of Directors formed a Special Litigation Committee (“SLC”) to investigate and evaluate the claims. On November 6, 2023, the court granted the SLC’s motion to intervene and stayed the case through November 30, 2024. On November 5th, the Court concluded an evidentiary hearing to validate the SLC’s reported findings. The case remains stayed pending the Court’s subsequent ruling on the SLC’s motion to dismiss.

The Company believes that the claims raised in the Consolidated Smith Action are without merit and intends to defend itself vigorously against them. The case remains stayed pending the Court’s evidentiary hearing and subsequent ruling on the SLC’s motion to dismiss. At this time, the Company is unable to estimate potential losses, if any, related to this matter.

20. SUBSEQUENT EVENTS

Asset acquisition to build out HPC and AI infrastructure

On October 29, 2025, CleanSpark announced the acquisition of certain land in Texas and an option to acquire additional adjacent land in Austin County, Texas. The Company also executed long-term power supply agreements providing for the progressive buildout of power capacity over an estimated eighteen-month development period. The purchase consideration consisted of a combination of cash and shares of the Company’s common stock at closing, approximating $66,000, with additional cash payable upon the occurrence of certain post-closing events. The project, which marks CleanSpark’s entry into the Texas market, is expected to serve as a cornerstone of the Company’s expansion into HPC and AI infrastructure.

Issuance of convertible senior notes due 2032

On November 13, 2025, the Company completed a private offering of $1,150,000 aggregate principal amount of 0.00% Convertible Senior Notes due 2032 (the “2032 Notes”). The 2032 Notes were issued at par under an indenture dated November 13, 2025, between the Company and U.S. Bank Trust Company, National Association, as trustee. The 2032 Notes are senior unsecured obligations of the Company and are not guaranteed by any subsidiary. Net proceeds were approximately $1,128,000, after deducting debt issuance costs.

The Company used approximately $460,000 of the net proceeds to repurchase shares of its common stock from investors in the 2032 Notes and intends to use the remaining proceeds for the expansion of its power and land portfolio, development of data-center infrastructure, repayment of outstanding bitcoin-backed credit balances, and general corporate purposes.

The 2032 Notes will mature on February 15, 2032, unless earlier converted, redeemed or repurchased. They are convertible at an initial rate of 52.1832 shares per one thousand dollars ($1,000) principal amount, equivalent to an initial conversion price of approximately $19.16 per share of common stock, subject to customary adjustments. Prior to August 15, 2031, conversion is permitted only upon the occurrence of specified events; thereafter, the Notes are convertible at any time until two trading days preceding maturity. The Company may not redeem the Notes before February 20, 2029, and may redeem them thereafter subject to conditions set forth in the Indenture.

Line of credit paydown

During November 2025 the Company repaid in full all outstanding balances under its revolving lines of credit, including the Coinbase and Two Prime credit facilities described in Note 13 - Indebtedness. Following such repayments, the Company maintained aggregate borrowing capacity of approximately $400 million under its committed lines of credit, all of which remained undrawn as of the report date of November 25, 2025.

CLEANSPARK, INC.

Schedule II - Valuation and Qualifying Accounts

(in thousands)

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions from Business Combination	Deductions	Balance at End of Period
Year ended September 30, 2025
Deferred tax valuation allowance	$54,926	$—	$1,677	$53,214	$3,389

Year ended September 30, 2024
Deferred tax valuation allowance	$44,627	$10,299	$—	$—	$54,926

Year ended September 30, 2023
Deferred tax valuation allowance	$28,756	$15,871	$—	$—	$44,627

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2025. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2025.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (“ICFR”), as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our ICFR is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles (“U.S. GAAP”). ICFR includes policies and procedures that (i) maintain records in reasonable detail that accurately and fairly reflect transactions and dispositions of assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized use, acquisition, or disposition of assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Projections of any evaluation of effectiveness for future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our Chief Executive Officer and our Chief Financial Officer conducted an evaluation of the effectiveness of ICFR as of September 30, 2025, based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013).

Based on this evaluation, management concluded that our internal control over financial reporting was effective as of September 30, 2025.

SUCCESSFUL REMEDIATION OF PRIOR YEAR MATERIAL WEAKNESSES

As of September 30, 2024, we identified material weaknesses in our ICFR related to the design and operation of internal controls in the following areas:

•
Material Weakness #1 - The Company did not design and maintain effective information systems general controls over program change management, logical access and segregation of duties for our general ledger. Specifically, we did not maintain documentation to support the operation of our controls over change management for the Company’s general ledger, and the assignment or permissions to users which allowed certain users to create new users and assign those users existing predefined roles in the general ledger, which could result in an override of existing internal controls over financial reporting. The existence of this material weakness affected the design of internal controls related to various assertions in certain financial statement line items such that internal controls were not effective for cash and cash equivalents, bitcoin, receivable from bitcoin collateral, note receivable from GRIID, property and equipment, deposits on miners, accounts payable, accrued liabilities, loans payable, deferred income taxes, stockholders' equity, bitcoin mining revenue, cost and expenses, share-based payments, and income tax expense.
•
Material Weakness #2 - The Company did not design and maintain effective controls to address the accounting for property plant and equipment, and deposits on miners.

•
Material Weakness #3 - The Company did not design and maintain effective controls over payroll, including controls over the use of information from its third-party payroll service provider, maintaining appropriate segregation of duties and processing of payroll.
•
Material Weakness #4 - The Company did not design and maintain effective controls to safeguard cash that could result in the issuance of cashier's checks without any independent oversight.

Throughout the current fiscal year, we completed the implementation and testing of the remediation measures designed to address these material weaknesses. These remediation actions taken to address the material weaknesses included the following:

Material Weakness #1

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
•
Redesigned and implemented controls over logical access, including user access provisioning, termination, and periodic review for all financial reporting systems;

Material Weakness #2

•
Redesigned and implemented controls related to the counting of received property, plant and equipment;
•
Designed and implemented controls over the completeness and accuracy of information used in the operation of controls, including data used in the preparation of condensed consolidated financial statements;
•
Implemented controls related to the miner receiving process to ensure adequate documentation is maintained to support the accounting for miners in transit and period-end balances; and
•
Conducted training related to documentation, policies and procedures for shipping, receiving and counting of property, plant and equipment.

Material Weakness #3

•
Enhanced and formalized the access provisioning process for role assignments to require that access requests are adequately documented and approved by authorized personnel prior to granting access. Enhanced the review procedures of third-party service provider audit logs to detect any unauthorized changes;
•
Restricted administrator access to individuals who do not have responsibility to process, approve or submit payroll. Enhanced and formalized the access provisioning process for role assignments to require that access requests are adequately documented and approved by authorized personnel prior to granting access;
•
Redesigned and implemented controls to address segregation of duties issues when processing, approving and submitting payroll. Implemented monthly user access review procedures to ensure the proper roles and permissions were granted to ensure those with ability to create or modify user assignments are not able to approve and process payroll;
•
Implemented a control to ensure that any changes made to the final payroll once approved for processing were appropriate and supported with proper documentation;
•
Implemented procedures for timely review of the third-party payroll provider SOC report;

Material Weakness #4

•
Designed and implemented a control to require two approval signatures for cashier check requests, including notifying the bank to require two authorized signatories prior to processing;
•
Enhanced the design of controls related to the issuance of cashier checks to ensure that each cashier check includes proper supporting documentation and is in compliance with the Company's internal authorization policy;

Based on the remediation efforts and results of management’s testing, we have concluded that the material weaknesses identified as of September 30, 2024, were fully remediated as of September 30, 2025.

ATTESTATION REPORT OF THE REGISTERED PUBLIC ACCOUNTING FIRM

BDO USA, P.C., our independent registered public accounting firm, which also audited our consolidated financial statements included in this Report, issued an unqualified opinion on the effectiveness of our internal control over financial reporting as of September 30, 2025, which appears in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

In the fourth quarter of our fiscal year ended September 30, 2025, the Company implemented controls relating to our digital asset management activities in order to address the risk of misstatement, unauthorized access, mis-appropriation of digital assets, and tax basis tracking of bitcoin and to ensure that transactions, valuations and disclosures relating to those assets are properly authorized, recorded, processed and reported. Other than these additional internal controls on digital asset management and the changes in connection with our implementation of the material weakness remediation plan discussed above, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Item 9B. Other Information

Indemnification agreement related to lost share certificate of officer and director

On November 24, 2025, the Company provided an indemnity to Securities Transfer Corporation, the Company’s registered transfer agent (the “Transfer Agent”), in connection with the issuance of share certificates to replace lost, misplaced or stolen share certificates (the “Lost Certificates”) originally issued to the S M Schultz Irrevocable Trust (the “Trust”). S. Matthew Schultz, the Company’s Executive Chairman, is the Grantor of the Trust. On the same date, Mr. Schultz and the Trust entered into an indemnification agreement (the “Indemnification Agreement”) with the Company pursuant to which each of Mr. Schultz and the Trust jointly and severally indemnified the Company against any losses arising from the Lost Certificates or the replacement of the Lost Certificates and agreed to reimburse the Company for any payments the Company may make pursuant to the Company's indemnification obligations to the Transfer Agent. The Lost Certificates represent 480,000 shares of the Company's common stock, which are valued at $5,510 based on the closing sale price of the Company’s common stock on November 24, 2025. As of November 24, 2025, none of the Company, Mr. Schultz or the Trust have incurred any liabilities in connection with indemnification obligations described herein. The foregoing summary of the Indemnification Agreement is not complete and is qualified in its entirety by reference to the full text of the Indemnification Agreement, a copy of which is filed as Exhibit 10.75 attached hereto and incorporated by reference herein.

Director and officer indemnification agreements

The Company has entered into customary indemnification agreements with each of its directors and executive officers, effective as of November 21, 2025. Each indemnification agreement provides that, subject to limited exceptions, the Company will indemnify each such director and executive officer to the fullest extent permitted by Nevada law, and upon the other undertakings set forth in the indemnification agreement, for claims arising in such person’s capacity as the Company’s director and/or officer. A copy of the form of indemnification agreements for directors and officers is filed with this Annual Report on Form 10-K as Exhibit 10.76 and is incorporated herein by reference, and the foregoing description of the indemnification agreement is qualified in its entirety by reference thereto.

None of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal year ended September 30, 2025.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Information required by Item 10 is incorporated by reference from the Company’s definitive proxy statement, to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11. Executive Compensation

The information required by Item 11 is incorporated by reference from the Company’s definitive proxy statement, to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated by reference from the Company’s definitive proxy statement, to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated by reference from the Company’s definitive proxy statement, to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14. Principal Accounting Fees and Services

The information required by Item 14 is incorporated by reference from the Company’s definitive proxy statement, to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger by and between the Company and Pioneer Critical Power, Inc., dated January 22, 2019	8-K	000-53498	2.1	January 24, 2019
2.2 †	Agreement and Plan of Merger, dated as of December 9, 2020, by and among CleanSpark, Inc., ATL Data Centers LLC, CLSK Merger Sub, LLC and the Sellers	8-K	001-39187	2.1	December 10, 2020
2.3†	Agreement and Plan of Merger, dated as of February 23, 2021, by and among CleanSpark, Inc., CLSK SWS Merger Sub, Inc., Solar Watt Solutions, Inc., and the Sellers.	8-K	001-39187	10.1	February 24, 2021
2.4†	Agreement and Plan of Merger, dated June 26, 2024, by and among CleanSpark, Inc., Tron Merger Sub, Inc. and GRIID Infrastructure Inc.	8-K	001-39187	2.1	June 27, 2024
3.1	Conformed Copy of First Amended and Restated Articles of Incorporation of CleanSpark, Inc., as amended through October 28, 2024	8-K	001-39187	3.1	February 6, 2025
3.2	Second Amended and Restated Bylaws of CleanSpark, Inc., dated September 26, 2025	8-K	001-39187	3.1	September 26, 2025
3.3	Certificate of Designation of Series A Preferred Stock, dated April 15, 2015	8-K	000-53498	3.2	April 16, 2015
3.4	Certificate of Amendment to Certificate of Designation of Series A Preferred Stock, dated October 9, 2019	8-K	000-53498	3.1	October 9, 2019
3.5	Certificate of Designation of Series X Preferred Stock, dated August 30, 2024	8-K	001-39187	3.1	August 30, 2024
4.1	Description of Registered Securities					X
4.2	Amended and Restated Warrant Agreement, dated November 8, 2024, by and between CleanSpark, Inc. and Securities Transfer Corporation	8-A	001-39187	4.1	November 8, 2024
4.3	Form of Warrant Certificate (included in Exhibit 4.2)	8-A	001-39187	4.2	November 8, 2024
4.4	Indenture, dated as of December 17, 2024, by and between CleanSpark, Inc. and U.S. Bank Trust Company, National Association, as trustee, relating to the 0.00% Convertible Senior Notes due 2030	8-K	001-39187	4.1	December 17, 2024
4.5	Form of Note Representing the 0.00% Convertible Senior Notes due 2030 (included as Exhibit A to Exhibit 4.4)	8-K	001-39187	4.2	December 17, 2024
4.6	Indenture, dated as of November 13, 2025, between CleanSpark, Inc. and U.S. Bank Trust Company, National Association, as trustee, relating to the 0.00% Convertible Senior Notes due 2032	8-K	001-39187	4.1	November 13, 2025
4.7	Form of note representing the 0.00% Convertible Senior Notes due 2032 (included as Exhibit A to Exhibit 4.6)	8-K	001-39187	4.2	November 13, 2025
10.1+	CleanSpark, Inc. 2017 Equity Incentive Plan	S-8	333-218831	10.12	June 19, 2017
10.2	Non-Competition and Non-Solicitation Agreement, dated January 22, 2019	8-K	000-53498	10.2	January 24, 2019
10.3	Indemnity Agreement, dated January 22, 2019	8-K	000-53498	10.3	January 24, 2019
10.4	Contract Manufacturing Agreement, dated January 22, 2019	8-K	000-53498	10.4	January 24, 2019
10.5†	Memorandum of Understanding, dated as of November 5, 2019	8-K	000-53498	10.1	November 12, 2019
10.6	Securities Purchase Agreement, dated as of November 6, 2019	8-K	000-53498	10.2	November 12, 2019

10.7	Promissory Note, dated as of May 7, 2020	8-K	001-39187	10.1	May 20, 2020
10.8+	First Amendment to CleanSpark, Inc. 2017 Equity Incentive Plan, dated as of October 7, 2020	DEF 14C	000-53498	Appendix B	July 28, 2020
10.9	Non-Fixed Price Sales and Purchase Agreement between CleanSpark, Inc. and Bitmain Technologies Limited, dated April 14, 2021	10-Q	001-39187	10.1	May 6, 2021
10.10	Form of Hardware Purchase & Sales Agreement	10-Q	001-39187	10.2	May 6, 2021
10.11	Form of Future Sales Agreement	10-Q	001-39187	10.3	May 6, 2021
10.12	Form of Agreement for Sale of Equipment	10-Q	001-39187	10.4	May 6, 2021
10.13†	Coinmint Colocation Mining Services Agreement, by and between CleanBlok, Inc. and Coinmint, LLC, dated July 1, 2021	10-Q	001-39187	10.11	August 16, 2021
10.14+	Second Amendment to CleanSpark, Inc. 2017 Incentive Plan, dated September 17, 2021	8-K	001-39187	10.1	September 17, 2021
10.15†	Electrical Services Agreement between CleanBlok, Inc. and Georgia Power Company, dated October 1, 2021	10-K	001-39187	10.40	December 14, 2021
10.16	Form of Future Sales and Purchase Agreement	10-K	001-39187	10.41	December 14, 2021
10.17	Lease Agreement, by and between CleanSpark, Inc. and ANC Corporate Center & Paseo Verde, LLC, dated August 26, 2021	10-K	001-39187	10.42	December 14, 2021
10.18	Master Equipment Financing Agreement by and between CleanSpark, Inc. and Trinity Capital Inc. dated as of April 22, 2022	8-K	001-39187	10.1	April 26, 2022
10.19	Form of Equipment Financing Schedule by and between CleanSpark, Inc. and Trinity Capital Inc.	8-K	001-39187	10.2	April 26, 2022
10.20	Hosting Agreement by and between CleanSpark, Inc. and Lancium LLC, dated as of March 29, 2022	10-Q	001-39187	10.3	May 10, 2022
10.21	Purchase and Sale Agreement by and between CSRE Properties Washington, LLC, SPRE Commercial Group, Inc. F/K/A, WAHA, Inc. and WAHA Technologies, Inc., dated as of August 5, 2022	10-Q	001-39187	10.3	August 10, 2022
10.22	Equipment Purchase and Sale Agreement by and between CleanSpark DW, LLC and WAHA Technologies, Inc., dated as of August 5, 2022	10-Q	001-39187	10.4	August 10, 2022
10.23	First Amendment to Purchase and Sale Agreement by and between CSRE Properties Washington, LLC and SPRE Commercial Group, Inc. f/k/a WAHA, Inc., dated as of August 17, 2022	8-K	001-39187	10.1	August 23, 2022
10.24	Sales and Purchase Agreement entered into by and between CleanSpark, Inc. and Crypt Solutions, Inc. on September 1, 2022	8-K	001-39187	10.1	September 7, 2022
10.25†	Purchase and Sale Agreement, dated as of September 8, 2022, by and among CSRE Properties Sandersville, LLC, Luna Squares LLC, Mawson Infrastructure Group, Inc. and the Company	8-K	001-39187	10.1	September 9, 2022
10.26†	Equipment Purchase and Sale Agreement, dated as of September 8, 2022, by and among CleanSpark GLP, LLC, Cosmos Infrastructure, LLC and Mawson Infrastructure Group, Inc.	8-K	001-39187	10.2	September 9, 2022
10.27+	Form of Restricted Stock Unit Award Agreement	8-K	001-39187	10.4	September 14, 2022
10.28+	Form of Performance-Based Stock Unit Award Agreement	8-K	001-39187	10.5	September 14, 2022
10.29	First Amendment to Purchase and Sale Agreement, dated as of October 3, 2022, by and among CSRE Properties Sandersville, LLC, Luna Squares LLC, Mawson Infrastructure Group, Inc. and the Company.	8-K	001-39187	10.3	October 11, 2022
10.30	Secured Promissory Note of CSRE Properties Sandersville, LLC dated October 5, 2022.	8-K	001-39187	10.4	October 11, 2022
10.31	Sales and Purchase Agreement entered into by and between CleanSpark, Inc. and Crypt Solutions, Inc. on February 15, 2023	8-K	001-39187	10.1	February 16, 2023
10.32+	Amendment to 2017 Incentive Plan, dated March 8, 2023	8-K	001-39187	10.1	March 9, 2023

10.33	Future Sales and Purchase Agreement entered into by and between CleanSpark, Inc. and Bitmain Technologies Delaware Limited on April 6, 2023	8-K	001-39187	10.1	April 11, 2023
10.34	Future Sales and Purchase Agreement entered into by and between CleanSpark, Inc. and Bitmain Technologies Delaware Limited on May 26, 2023	8-K	001-39187	10.1	June 1, 2023
10.35	Membership Interest Purchase Agreement, dated June 16, 2023, by and among Coinmaker Miners LLC, CleanSpark, Inc., Coinmaker Miners Limited and Makerstar Capital, Inc.	8-K	001-39187	10.1	June 21, 2023
10.36	Future Sales and Purchase Agreement entered into by and between CleanSpark, Inc. and BITMAIN TECHNOLOGIES DELAWARE LIMITED on October 6, 2023	8-K	001-39187	10.1	October 11, 2023
10.37	At the Market Offering Agreement, dated January 5, 2024, by and between CleanSpark, Inc. and H.C. Wainwright & Co., LLC	S-3ASR	333-276409	1.2	January 5, 2024
10.38	Future Sales and Purchase Agreement, dated January 6, 2024, by and between CleanSpark, Inc. and Bitmain Technologies Delaware Limited	8-K	001-39187	10.1	January 8, 2024
10.39	Membership Interest Purchase Agreement, dated February 2, 2024, by and between CSRE Properties Dalton, LLC and Eyas Investment Group Limited	8-K	001-39187	10.1	February 6, 2024
10.40	Purchase and Sale Agreement, dated February 2, 2024, by and between CSRE Properties Dalton, LLC and Makerstar Capital, Inc.	8-K	001-39187	10.2	February 6, 2024
10.41	Construction Management Services Agreement, dated February 2, 2024, by and between CSRE Properties Dalton, LLC and Makerstar Capital, Inc.	8-K	001-39187	10.3	February 6, 2024
10.42	Purchase and Sale Agreement with MIPA Exhibit, dated February 5, 2024, by and between CSRE Properties Mississippi, LLC and Makerstar Capital, Inc.	8-K	001-39187	10.4	February 6, 2024
10.43	Amendment No. 1 to the At the Market Offering Agreement, dated March 28, 2024, by and between CleanSpark, Inc. and H.C. Wainwright & Co., LLC	8-K	001-39187	1.1	March 28, 2024
10.44	Supplemental Agreement to Future Sales and Purchase Agreement, dated April 8, 2024, by and between CleanSpark, Inc. and Bitmain Technologies Delaware Limited	8-K	001-39187	10.1	April 12, 2024
10.45	Option Exercise Notice from CleanSpark, Inc. to Bitmain Technologies Delaware Limited, dated April 9, 2024	8-K	001-39187	10.2	April 12, 2024
10.46	Purchase and Sale Agreement, dated May 8, 2024, by and between CSRE Properties Wyoming, LLC and MineOne Wyoming Data Center, LLC	8-K	001-39187	10.1	May 9, 2024
10.47	Purchase and Sale Agreement for Parcel 1, dated May 29, 2024, by and between CSRE Properties Wyoming, LLC and MineOne Wyoming Data Center, LLC	8-K	001-39187	10.1	May 31, 2024
10.48	Purchase and Sale Agreement for Parcel 2, dated May 29, 2024, by and between CSRE Properties Wyoming, LLC and MineOne Wyoming Data Center, LLC	8-K	001-39187	10.2	May 31, 2024
10.49	Asset Purchase Agreements, dated June 17, 2024	8-K	001-39187	10.1	June 20, 2024
10.50†	Credit Agreement, dated June 26, 2024, by and among CleanSpark, Inc., GRIID Infrastructure Inc., and the other loan parties from time to time party thereto	8-K	001-39187	10.1	June 27, 2024
10.51	Form of Voting Agreement, dated June 26, 2024	8-K	001-39187	10.2	June 27, 2024
10.52†	Colocation Mining Services Agreement, dated June 26, 2024, by and between CleanSpark, Inc. and GRIID Infrastructure Inc.	8-K	001-39187	10.3	June 27, 2024

10.53†	Amended and Restated Credit Agreement, dated August 2, 2024, by and among CleanSpark, Inc., GRIID Infrastructure Inc., and the other loan parties from time to time party thereto	8-K	001-39187	10.1	August 5, 2024
10.54†	Future Sales and Purchase Agreement, dated August 4, 2024, by and between CleanSpark, Inc. and Bitmain Technologies Delaware Limited	10-Q	001-39187	10.13	August 9, 2024
10.55	Master Loan Agreement, dated August 7, 2024, by and between Coinbase Credit, Inc. and CleanSpark, Inc.	10-Q	001-39187	10.14	August 9, 2024
10.56	Subscription and Investment Representation Agreement, dated August 30, 2024, by and between CleanSpark, Inc. and Thomas L. Wood	8-K	001-39187	10.1	August 30, 2024
10.57†	Membership Interest Purchase Agreement, dated September 10, 2024, by and between Exponential Digital, LLC and CleanSpark TN, LLC	8-K	001-39187	10.1	September 11, 2024
10.58†	Membership Interest Purchase Agreement, dated September 10, 2024, by and between Exponential Digital, LLC and CleanSpark TN, LLC	8-K	001-39187	10.2	September 11, 2024
10.59†	Membership Interest Purchase Agreement, dated September 10, 2024, by and between Exponential Digital, LLC and CleanSpark TN, LLC	8-K	001-39187	10.3	September 11, 2024
10.60†	Real Estate Purchase and Sale Agreement, dated September 10, 2024, by and between US Farms & Mining, Inc. and CSRE Properties Tennessee, LLC	8-K	001-39187	10.4	September 11, 2024
10.61†	Membership Interest Purchase Agreement, dated September 16, 2024, by and between Eyas Investment Group Limited and CSRE Properties Mississippi, LLC	8-K	001-39187	10.1	September 17, 2024
10.62†	Real Estate Purchase and Sale Agreement, dated September 16, 2024, by and between Makerstar Capital, Inc. and CSRE Properties Mississippi, LLC	8-K	001-39187	10.2	September 17, 2024
10.63†	Construction Management Services Agreement, dated September 16, 2024, by and between Beast Power, Inc. and CSRE Properties Mississippi, LLC	8-K	001-39187	10.3	September 17, 2024
10.64+	Employment Agreement by and between CleanSpark, Inc. and Brian Carson, dated October 1, 2024	8-K	001-39187	10.1	October 3, 2024
10.65	Form of Capped Call Confirmations	8-K	001-39187	10.1	December 17, 2024
10.66	Master Loan Agreement, dated April 14, 2025, by and among Coinbase Credit, Inc., Coinbase, Inc. and CleanSpark, Inc.	8-K	001-39187	10.1	April 16, 2024
10.67+†	Separation and General Release Agreement between the Company and Zachary K. Bradford dated August 10, 2025.	8-K	001-39187	10.1	August 11, 2025
10.68+	Employment Agreement by and between CleanSpark, Inc. and S. Matthew Schultz, dated September 4, 2025.	8-K	001-39187	10.1	September 8, 2025
10.69+	Employment Agreement by and between CleanSpark, Inc. and Gary A. Vecchiarelli, dated September 4, 2025.	8-K	001-39187	10.2	September 8, 2025
10.70+	Employment Agreement by and between CleanSpark, Inc. and Scott E. Garrison, dated September 4, 2025.	8-K	001-39187	10.3	September 8, 2025
10.71+	Employment Agreement by and between CleanSpark, Inc. and Taylor Monnig, dated September 4, 2025.	8-K	001-39187	10.4	September 8, 2025
10.72+	Employment Agreement by and between CleanSpark, Inc. and Brian J. Carson, dated September 4, 2025.	8-K	001-39187	10.5	September 8, 2025
10.73	Coinbase Side Letter, dated September 18, 2025.	8-K	001-39187	10.1	September 23, 2025
10.74†	Two Prime Master Loan Agreement, dated September 19, 2025.	8-K	001-39187	10.1	September 25, 2025
10.75	Indemnification Agreement, dated November 24, 2025, by and among Mr. Shultz, the S M Schultz Irrevocable Trust and the Company					X

10.76	Form of Director and Officer Indemnification Agreement	X
19.1	CleanSpark, Inc. Insider Trading Policy	X
21.1	List of Subsidiaries	X
23.1	Consent of Malone Bailey, LLP	X
23.2	Consent of BDO USA, P.C.	X
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
97.1	CleanSpark, Inc. Executive Officer Incentive Compensation Recoupment (Clawback) Policy	X
101 INS**	Inline XBRL Instance Document
101 SCH**	Inline XBRL Taxonomy Extension Schema Document
101 CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101 LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101 PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101 DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101 attachments)

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

CLEANSPARK, INC.

By:	/s/ S. Matthew Schultz
S. Matthew Schultz Chairman and Chief Executive Officer (Principal Executive Officer)
November 25, 2025

By:	/s/ Gary A. Vecchiarelli
Gary A. Vecchiarelli President and Chief Financial Officer (Principal Financial Officer)
November 25, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ S. Matthew Schultz
S. Matthew Schultz Chairman and Chief Executive Officer (Principal Executive Officer)
November 25, 2025
By:	/s/ Gary A. Vecchiarelli
Gary A. Vecchiarelli President and Chief Financial Officer (Principal Financial Officer)
November 25, 2025

By:	/s/ Brian Carson
Brian Carson Chief Accounting Officer (Principal Accounting Officer)
November 25, 2025

By:	/s/ Larry McNeill
Larry McNeill Director
November 25, 2025

By:	/s/ Roger Beynon
Roger Beynon Director
November 25, 2025

By:	/s/ Dr. Thomas Wood
Dr. Thomas Wood Director
November 25, 2025

By:	/s/ Amanda Cavaleri
Amanda Cavaleri Director
November 25, 2025