Form 10-Q
period 2025-12-31
CLEANSPARK, INC.
filed 2026-02-05
CIK 827876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2025

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

Yes ☐ No ☒

As of January 29, 2026, there were 255,752,913 shares of the registrant's common stock, $0.001 par value per share, outstanding.

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
•
our ability to complete a definitive agreement to fully establish a partnership with our latest collaborator in the AI market, Submer Technologies;
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
•
changes in network and infrastructure;
•
our ability to repay our 2030 Notes and 2032 Notes (as defined below) upon their maturity, unless earlier converted, redeemed or repurchased in accordance with their terms;
•
bitcoin’s halving;
•
risks relating to our in-house function to trade, for our own account, the bitcoin we have mined, and hedge risk relating to our bitcoin holdings; and
•
other risks described in our prior press releases and in our filings with the Securities and Exchange Commission (the “SEC”), including under the “Risk Factors” headings in our Annual Report on Form 10-K (the “Form 10-K”) for the fiscal year ended September 30, 2025, this Quarterly Report on Form 10-Q and any subsequent filings with the SEC.

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

GENERAL

We encourage investors and others interested in CleanSpark to review the information that we make available on our website at www.cleanspark.com/investor-relations, in addition to our filings with the SEC, webcasts, press releases and conference calls. Information contained on our website is not part of this Quarterly Report on Form 10-Q.

WHERE YOU CAN FIND MORE INFORMATION

All reports we file with the SEC are available for download free of charge via the Electronic Data Gathering Analysis and Retrieval (EDGAR) System on the SEC’s website at www.sec.gov. We also make electronic copies of our reports available for download, free of charge, through our website at www.cleanspark.com/investor-relations as soon as reasonably practicable after filing such material with the SEC. Information contained on our website is not part of this Quarterly Report on Form 10-Q.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our Condensed Consolidated Financial Statements included in this Quarterly Report Form 10-Q are as follows:

This Quarterly Report on Form 10-Q for the quarter ended December 31, 2025, should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2025, filed with the SEC on November 25, 2025.

The accompanying Condensed Consolidated Financial Statements and footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC’s instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended December 31, 2025 are not necessarily indicative of the results that can be expected for the full fiscal year.

CLEANSPARK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share amounts)

	December 31, 2025	September 30, 2025
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$458,097	$42,966
Restricted cash	3,192	3,490
Prepaid expense and other current assets	35,121	11,875
Bitcoin - current	830,073	966,829
Receivable from bitcoin collateral	144,163	294,648
Derivative investments	—	233
Total current assets	$1,470,646	$1,320,041

Bitcoin - noncurrent	$171,924	$222,614
Property and equipment, net	1,358,477	1,363,681
Operating lease right of use assets	3,807	4,254
Intangible assets, net	4,907	5,849
Deposits on miners and mining equipment	130,159	112,037
Other long-term assets	54,601	23,497
Goodwill	131,658	131,658
Total assets	$3,326,179	$3,183,631

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$22,116	$15,159
Accrued liabilities	103,689	117,544
Other current liabilities	11,160	6,096
Current portion of debt	2,532	176,570
Dividends payable	—	396
Total current liabilities	$139,497	$315,765
Long-term liabilities
Long-term debt, net of current portion, debt discount and debt issuance costs	1,786,759	644,586
Deferred income taxes	13,457	44,872
Other long-term liabilities	4,210	3,281
Total liabilities	$1,943,923	$1,008,504

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CLEANSPARK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(in thousands, except par value and share amounts)

	December 31, 2025	September 30, 2025
	(Unaudited)
Stockholders’ equity
Preferred stock; $0.001 par value; 10,000,000 shares authorized:
Series A shares; 2,000,000 authorized; 1,750,000 issued and outstanding (liquidation preference $0.02 per share)	2	2
Common stock; $0.001 par value; 600,000,000 shares authorized; 298,114,889 and 296,087,533 shares issued; 255,749,498 and 284,327,598 shares outstanding, respectively	298	296
Additional paid-in capital	2,494,831	2,445,723
Accumulated deficit	(504,605)	(125,894)
Treasury stock at cost; 42,365,391 and 11,759,935 shares held, respectively	(608,270)	(145,000)
Total stockholders’ equity	1,382,256	2,175,127

Total liabilities and stockholders’ equity	$3,326,179	$3,183,631

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CLEANSPARK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(Unaudited, in thousands, except per share and share amounts)

	For the three months ended December 31,
	2025	2024
Revenues, net
Bitcoin mining revenue, net	$181,180	$162,306

Costs and expenses
Cost of revenues (exclusive of depreciation and amortization)	95,621	70,290
Professional fees	5,406	3,885
Payroll expenses	23,785	20,869
General and administrative expenses	15,442	10,054
Gain on disposal of assets	(223)	(791)
Loss (gain) on fair value of bitcoin, net	246,832	(218,206)
Depreciation and amortization	106,311	66,229
Indirect tax contingency expenses	3,162	—
Impairment expense - fixed assets	1,398	—
Total costs and expenses	$497,734	$(47,670)

(Loss) income from operations	(316,554)	209,976

Other (expense) income
(Loss) gain on bitcoin collateral	(103,620)	42,493
Gain on derivative securities, net	11,795	3,622
Interest income	2,185	1,476
Interest expense	(3,696)	(1,559)
Other expense	(236)	—
Total other (expense) income	$(93,572)	$46,032

(Loss) income before income tax (benefit) expense	(410,126)	256,008
Income tax (benefit) expense	(31,415)	9,217
(Loss) income from operations	$(378,711)	$246,791

Net (loss) income	$(378,711)	$246,791

Preferred stock dividends	—	5,141

Net (loss) income attributable to common shareholders	$(378,711)	$241,650

Other comprehensive income, net of tax	—	32

Total comprehensive (loss) income attributable to common shareholders	$(378,711)	$241,682

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CLEANSPARK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME (Continued)

(Unaudited, in thousands, except per share and share amounts)

	For the three months ended December 31,
	2025	2024
(Loss) income from continuing operations per common share - basic	$(1.35)	$0.85

Weighted average common shares outstanding - basic	281,474,949	284,549,900

(Loss) income from continuing operations per common share - diluted	$(1.35)	$0.83

Weighted average common shares outstanding - diluted	281,474,949	291,887,141

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CLEANSPARK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands, except share amounts)

Three months ended December 31, 2025

	Preferred Stock		Common Stock		Treasury	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Equity
Balance, September 30, 2025	1,750,000	$2	296,087,533	$296	$(145,000)	$2,445,723	$(125,894)	$2,175,127
Options and restricted stock units issued for services	—	—	133,313	—	—	12,132	—	12,132
Shares issued for acquisitions	—	—	1,788,834	2	—	36,062	—	36,064
Shares withheld for net settlement of restricted stock units related to tax withholdings	—	—	(1,216)	—	—	(18)	—	(18)
Exercise of options and warrants	—	—	106,425	—	—	932	—	932
Purchase of treasury stock	—	—	—	—	(463,270)	—	—	(463,270)
Net loss	—	—	—	—	—	—	(378,711)	(378,711)
Balance, December 31, 2025	1,750,000	$2	298,114,889	$298	$(608,270)	$2,494,831	$(504,605)	$1,382,256

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CLEANSPARK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
(Unaudited, in thousands, except share amounts)

Three months ended December 31, 2024

	Preferred Stock		Common Stock		Treasury	Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Stock	Capital	Income	Deficit	Equity
Balance, September 30, 2024	2,750,000	$3	270,897,784	$271	$—	$2,239,367	$418	$(479,218)	$1,760,841
Options and restricted stock units issued for services	—	—	—	—	—	3,021	—	—	3,021
Shares issued for business acquisition	—	—	5,031,221	5	—	60,672	—	—	60,677
Warrants issued	—	—	—	—	—	3,798	—	—	3,798
Purchase of capped call	—	—	—	—	—	(90,350)	—	—	(90,350)
Exercise of options and warrants	—	—	17,864	—	—	110	—	—	110
Shares issued under equity offering, net of offering costs	—	—	16,619,361	17	—	186,791	—	—	186,808
Preferred stock dividends	—	—	—	—	—	—	—	(5,141)	(5,141)
Preferred stock series X redemption	(1,000,000)	(1)	—	—	—	—	—	—	(1)
Purchase of treasury stock	—	—	—	—	(145,000)	—	—	—	(145,000)
Net income	—	—	—	—	—	—	—	246,791	246,791
Other comprehensive income, net of tax	—	—	—	—	—	—	32	—	32
Balance, December 31, 2024	1,750,000	$2	292,566,230	$293	$(145,000)	$2,403,409	$450	$(237,568)	$2,021,586

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CLEANSPARK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited, in thousands)

	For the three months ended December 31,
	2025	2024
Cash Flows from Operating Activities
Net (loss) income	$(378,711)	$246,791
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Bitcoin mining revenue, net	(181,180)	(162,306)
Loss (gain) on fair value of bitcoin, net	246,832	(218,206)
Bitcoin issued for services	712	414
Impairment expense - fixed assets	1,398	—
Gain on derivative securities, net	(11,795)	(3,622)
Loss (gain) on bitcoin collateral	103,620	(42,493)
Stock based compensation	12,132	3,021
Depreciation and amortization	106,311	66,229
Deferred income taxes, net	(31,415)	9,217
Gain on disposal of assets	(223)	(791)
Other	2,089	373
Changes in operating assets and liabilities
Decrease in operating lease liabilities	(425)	(148)
Decrease in accounts payable and accrued liabilities	(16,547)	(4,654)
Increase in prepaid expenses and other current assets	1,278	(800)
Increase in other long-term assets	(15,211)	(12,477)
Net cash used in operating activities	$(161,135)	$(119,452)

Cash Flows from Investing Activities
Payments on miners and mining equipment, including deposits	$(18,497)	$(222,028)
Purchase of fixed assets	(36,928)	(57,359)
Payments for deposits and other long-term assets	(8,849)	—
Purchase of bitcoin and bitcoin receivables	(26,193)	—
Proceeds from sale of bitcoin and option settlement	175,341	—
Proceeds from sale of miners	3,136	30,134
Purchase of derivative contracts	(872)	—
Proceeds from sale of derivative contracts	14,059	—
Acquisition of GRIID Infrastructure	—	1,411
Asset acquisition - Sealy, TX Location	(20,189)	—
Asset acquisition - Other Locations	(1,418)	—
Asset acquisition - Tennessee Locations	—	(8,105)
Net cash provided by (used in) investing activities	$79,590	$(255,947)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CLEANSPARK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (Continued)
(Unaudited, in thousands)

	For the three months ended December 31,
	2025	2024
Cash Flows from Financing Activities
Purchase of treasury stock	$(460,000)	$(145,000)
Payments for capped call	—	(90,350)
Payments on debt	(580)	(52,158)
Payments on lines of credit	(250,500)	—
Proceeds from lines of credit	76,000	—
Payments of debt issuance costs	(2,429)	(2,007)
Payments on preferred dividends	(396)	—
Payments on finance leases	(51)	(26)
Proceeds from debt, net of issuance fees	1,133,086	635,695
Payments of taxes on shares withheld for net settlement of restricted stock units	387	(1,943)
Proceeds from exercise of options and warrants	932	110
Proceeds from equity offerings, net	—	186,807
Equity issuance costs	(71)	—
Net cash provided by financing activities	$496,378	$531,128

Net increase in cash, cash equivalents and restricted cash	$414,833	$155,729

Cash, cash equivalents and restricted cash, beginning of the period	$46,456	$124,278

Cash and cash equivalents, and restricted cash, end of the period	$461,289	$280,007

Supplemental disclosure of cash flow information
Cash paid for interest	$2,396	$1,399
Non-cash investing and financing transactions
Fixed asset and miner purchases accrued not paid	$2,710	$3,335
Fixed assets purchased through finance transactions	2,384	1,000
Software purchased with bitcoin	—	4,000
Bitcoin transferred to collateral account	524,299	8,860
Bitcoin transferred from collateral account	431,363	129,180
Excise tax accrued on treasury stock purchases	3,270	—
Unrealized gain on investment in available-for-sale- debt security	—	32
Preferred shares dividends accrued	—	5,141
Shares issued in connection with GRIID Acquisition	—	60,677

Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$458,097	$276,599
Restricted cash	3,192	3,408
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$461,289	$280,007

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CLEANSPARK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, $ in thousands, except share, per share and per bitcoin amounts)

1. ORGANIZATION

CleanSpark, Inc. (the “Company”) is a data center developer and infrastructure operator that independently owns, leases, and operates data center facilities. As of December 31, 2025, the Company’s portfolio includes data centers located in Georgia, Tennessee, Mississippi, and Wyoming, with additional properties under development within South Dakota and Texas.

The Company does not currently host miners for any other companies. The Company designs its infrastructure to responsibly secure and support the bitcoin network, the world’s most recognized digital commodity.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. The unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended September 30, 2025, filed with the SEC on November 25, 2025 (the “Form 10-K”).

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

Recently Issued Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Improvements to Income Tax Disclosures, which enhances existing income tax disclosure requirements, including requiring greater disaggregation of information in the effective tax rate reconciliation and income taxes paid. The guidance is effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact of ASU 2023-09 on its Condensed Consolidated Financial Statements and expects to adopt the guidance in its annual report for the current fiscal year ending September 30, 2026.

Segment reporting

CleanSpark operates as a single operating and reportable segment focused on bitcoin mining. The Company’s Chief Executive Officer serves as the chief operating decision maker (“CODM”) and uses consolidated net (loss) income as the measure of segment (loss) income. The CODM uses consolidated net (loss) income, as presented on the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income, to evaluate the Company’s overall profitability and performance, to determine the volume and timing of bitcoin mining to be performed, to allocate and reallocate resources, including miner purchases and expansion projects, and to focus investment where long-term profitability appears most viable.

The CODM is regularly provided with information on certain significant segment expenses, including Cost of revenues (exclusive of depreciation and amortization), Professional fees, Payroll expenses, General and administrative expenses, Depreciation and amortization, and Loss (gain) on fair value of bitcoin, net. These significant segment expenses are consistent with those presented on the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income, and depreciation expense attributable to miners is disclosed in Note 7 - Property and Equipment. The measure of the Company’s segment assets is reported on the Condensed Consolidated Balance Sheets as total assets. Stock-based compensation is consistent with the amounts presented on the Condensed Consolidated Statements of Cash Flows. All of the Company’s long-lived assets are in the United States. Information about the Company’s revenue and vendor concentrations is included in Note 14 - Revenue and Vendor Concentrations.

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

The following table summarizes the composition of the Company’s accrued liabilities on the Condensed Consolidated Balance Sheets indicated:

($ in thousands)	December 31, 2025	September 30, 2025
Indirect tax contingencies	$64,772	$64,481
Accrued operating expenses	24,433	30,562
Accrued payroll expenses	8,103	15,530
Indirect tax accruals	872	6,017
Other accrued liabilities	5,509	954
Accrued liabilities	$103,689	$117,544

(Loss) income per share

The Company reports (Loss) income per share in accordance with FASB ASC 260-10, Earnings Per Share, which provides for calculation of “basic” and “diluted” earnings per share.

Basic earnings per share includes no dilution and is computed by dividing net (loss) income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. The calculation of diluted net (loss) income per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive.

Common stock issuable upon the exercise of outstanding stock options, vesting of restricted stock, and warrants are computed using the treasury stock method. Potential shares of common stock issuable upon conversion of the convertible notes and Series A preferred stock are computed using the if-converted method.

Provided below is the (Loss) income per share calculation for the three months ended December 31, 2025 and 2024:

	For the three months ended December 31,
($ in thousands, except share and per share amounts)	2025	2024
Numerator
Net (loss) income attributable to common shareholders - Basic	$(378,711)	$241,650
Non-cash interest expense on convertible notes	—	119
Net (loss) income attributable to common shareholders - Dilutive	(378,711)	241,769

Denominator
Weighted-average common shares outstanding - Basic	281,474,949	284,549,900
Dilutive impact of stock options and other share-based awards	—	652,120
Dilutive impact of convertible notes	—	6,685,121
Weighted-average common shares outstanding - Dilutive	281,474,949	291,887,141

(Loss) income per common share attributable to common shareholders
Basic	$(1.35)	$0.85
Diluted	$(1.35)	$0.83

Convertible senior notes are reflected in diluted earnings per share using the if-converted method when doing so is dilutive, meaning the additional shares and related interest add-back reduce earnings per share; otherwise, they are excluded as antidilutive. The number of shares excluded from diluted earnings per share for the three months ended December 31, 2025 and 2024 are noted in the table below. Such shares were excluded as their assumed conversion would have been antidilutive or, for preferred stock, because the change-in-control conversion contingency was not satisfied.

	For the three months ended December 31,
	2025	2024
Convertible notes	103,941,450	—
Series A preferred stock conversion	5,250,000	5,250,000
Anti-dilutive warrants	1,604,559	1,586,999
Anti-dilutive stock options	2,062,489	1,676,431
Anti-dilutive restricted stock awards	13,634,730	—
Total anti-dilutive securities	126,493,228	8,513,430

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

The carrying value of cash, accounts payable, accrued expenses and short-term portion of loan payable are Level 1 and approximate their fair values because of the short-term nature of the instruments. The carrying amount of the Company’s long-term interest bearing portion of loan payable is also stated at fair value since the stated rate of interest approximates market rates available to the Company for a similar duration. The fair values of warrant liabilities were determined based on Black Scholes option-pricing model using Level 2 inputs. The fair value of the DAM (as defined below) derivative liabilities, as defined in Note 6 - Investments and Derivatives, were also determined based on Black Scholes option-pricing model but utilized historical volatility of bitcoin as an input which is deemed to be a Level 3 input.

The following table presents the Company’s assets and liabilities that are measured and recorded at fair value on the Company’s Condensed Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of December 31, 2025 and September 30, 2025:

December 31, 2025
($ in thousands)	Amount	Level 1	Level 2	Level 3
Assets:
Cash equivalents(1)	$27,154	$27,154	$—	$—
Receivable from bitcoin collateral(2)	144,163	—	144,163	—
Bitcoin	1,001,997	1,001,997	—	—
Liabilities:
DAM derivative liabilities	663	—	—	663
Interest rate swap derivative	86	—	86	—
Warrant liabilities	16	—	16	—

September 30, 2025
($ in thousands)	Amount	Level 1	Level 2	Level 3
Assets:
Cash equivalents(1)	$32,992	$32,992	$—	$—
Receivable from bitcoin collateral(2)	294,648	—	294,648	—
Bitcoin	1,189,443	1,189,443	—	—
Bitcoin derivative - Bitmain contracts	233	—	—	233
Liabilities:
Interest rate swap derivative	93	—	93	—
Warrant liabilities	115	—	115	—

(1) Represents money market funds.

(2) See Note 4 - Bitcoin for more information.

There were no transfers between Level 1, 2 or 3 during the three months ended December 31, 2025.

The activities of the financial instruments that were measured and recorded at fair value on the Company’s balance sheets on a recurring basis during the three months ended December 31, 2025 and year ended September 30, 2025 are described in Note 6 - Investments and Derivatives.

3. ACQUISITIONS

Texas Acquisition

On October 27, 2025, CleanSpark Data I, LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company, entered into an asset purchase agreement with Priority Power Management, Inc., to acquire real estate and a land purchase option in Sealy, Texas.

The Company completed the acquisition for a total purchase price of $65,698, consisting of $20,000 in cash consideration inclusive of a $500 escrow deposit paid in the prior fiscal year, the issuance of 1,788,834 shares of common stock with a fair value of $36,134, deferred consideration of $10,000 with an estimated fair value of $8,874, which is recorded as a debt obligation (see Note 9 - Indebtedness), and $690 of transaction costs. The transaction was accounted for as an asset acquisition, whereby the total purchase price was allocated first to the fair value of the assets acquired and any excess purchase price was allocated to the acquired assets pro-rata. No goodwill is calculated in an asset acquisition.

The allocation of the purchase price of the assets acquired are summarized below:

($ in thousands)	Allocation at Acquisition Date
Land	$58,047
Other long-term assets	7,651
Total	$65,698

Other Acquisitions

During the period, the Company completed asset acquisitions in the ordinary course of business. These acquisitions primarily consisted of land and related real estate assets.

The Company completed these acquisitions for an aggregate purchase price of about $1,418 paid in cash, inclusive of customary transaction costs. Each transaction was accounted for as an asset acquisition, whereby the total purchase price was allocated to the identifiable assets acquired based on their relative fair values. No goodwill was recognized in connection with these transactions.

4. BITCOIN

As of December 31, 2025 and September 30, 2025, the Company held 11,452 and 10,428 bitcoin, respectively. The following table presents a description of the Company’s bitcoin holdings as of December 31, 2025 and September 30, 2025:

	As of
Bitcoin holdings	December 31, 2025	September 30, 2025
Number of bitcoin held	11,452	10,428
Cost basis - per bitcoin	$104,390	$105,025
Fair value - per bitcoin	$87,498	$114,068
Cost basis of bitcoin (in '000s)	$1,195,444	$1,095,151
Fair value of bitcoin (in '000s)	$1,001,997	$1,189,443

The cost basis represents the valuation of bitcoin at the time of initial recognition, primarily through mining activities, and may be affected by subsequent derecognition and reacquisition of bitcoin in connection with activities such as the posting of collateral.

The following table presents information based on the activity of bitcoin for the three months ended December 31, 2025 and 2024:

	Three months ended
($ in thousands)	December 31, 2025	December 31, 2024
Beginning Balance	$1,189,443	$431,661
Addition of bitcoin from mining activities(1)	181,180	162,306
Bitcoin purchased	31	—
Bitcoin sold	(28,177)	—
Bitcoin issued for services and other non-cash consideration	(712)	(3,413)
Bitcoin transferred to collateral account	(524,299)	(8,860)
Bitcoin received from collateral account	431,363	129,180
(Loss) gain on fair value of bitcoin, net	(246,832)	218,206
Ending Balance(2)	$1,001,997	$929,080

(1) Net of mining pool fees.

(2) Includes Bitcoin - current of $830,073 and Bitcoin - noncurrent of $171,924 as presented within Condensed Consolidated Balance Sheets as of December 31, 2025.

The Company’s bitcoin holdings shown in this note are not subject to rehypothecation and do not serve as collateral for any existing loans or agreements (see Note 5 - Receivable from Bitcoin Collateral). As of December 31, 2025, the Company held no other crypto assets; approximately 99.6% of its bitcoin is held in cold storage and 0.4% is held in hot wallets.

During the three months ended December 31, 2025, the Company recognized cumulative realized gains from dispositions of bitcoin of $68,635 and cumulative realized losses from dispositions of bitcoin of $27,729. During the three months ended December 31, 2024, the Company recognized cumulative realized gains from dispositions of bitcoin of $6,704 and did not recognize any realized losses.

5. RECEIVABLE FROM BITCOIN COLLATERAL

Under the terms of certain arrangements, the Company gives away the right to direct the use of bitcoin it has posted as collateral but retains the right to the economic benefits of those bitcoin. In such cases, where control of the collateralized bitcoin has been transferred, the Company records a note receivable equivalent to the fair value of the posted bitcoin. That receivable is reclassified into current bitcoin upon repayment or release of the collateral.

For arrangements that involve transfer of control, as of December 31, 2025, posted bitcoin collateral was related to bitcoin-backed lines of credit (see Note 9 - Indebtedness) and derivative trading relationships with certain counterparties. Lenders and derivative counterparties serve as custodians of collateral posted under these arrangements. The bitcoin collateral posted may fluctuate during the reporting period and it may be returned to our control when positions are closed. The Company expects to continue trading with its counterparties in the normal course of operations and may be required to post collateral in connection with such transactions (see Note 6 - Investments and Derivatives).

The portion of collateral subject to derecognition is presented on the Condensed Consolidated Balance Sheets as Receivable from bitcoin collateral. At December 31, 2025, the Company reported Receivable from bitcoin collateral related to 1,648 bitcoin with a fair value of $144,163, compared to 2,583 bitcoin with a fair value of $294,648 posted as of September 30, 2025. At December 31, 2025, all of the bitcoin included in Receivable from bitcoin collateral was a result of bitcoin posted to derivative trading counterparties.

The receivable is initially recognized and subsequently measured at fair value. Changes in fair value are recorded in (Loss) gain on bitcoin collateral within Other (expense) income in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. For the three months ended December 31, 2025, the Company recognized a loss of $103,620 related to bitcoin collateral, compared to a gain of $42,493 for the three months ended December 31, 2024.

6. INVESTMENTS AND DERIVATIVES

As of December 31, 2025 and September 30, 2025, the Company had total investment assets of $0 and $233, respectively. The Company has not designated any derivatives as hedging instruments for accounting purposes. The Company’s bitcoin-linked derivative activities undertaken as part of its broader bitcoin treasury management strategy are referred to collectively as “Digital Asset Management” (“DAM”). The following table presents the carrying value of all investments and derivative instruments, aside from the Company’s warrant liability, including balances as of September 30, 2025 and activity during the period ended December 31, 2025:

Fair value measurements for derivative instruments

Condensed Consolidated Balance Sheet classification(1):	Derivative investments	Other current liabilities
($ in thousands)	Bitmain Derivative	DAM Derivatives	Interest Rate Swap
Balance as of September 30, 2025	$233	$—	$(93)
Total gains or losses for the period
(Loss) gain on derivative securities	(233)	11,923	7
Other comprehensive income, net of tax	—	—	—
Purchases, sales, and settlements
Purchased and acquired options	—	872	—
Sales and written options	—	(14,059)	—
Settlements and expiries	—	601	—
Balance as of December 31, 2025	$—	$(663)	$(86)

(1) Balance rows presented represent assets if positive or liabilities if negative.

Derivative contracts are measured at fair value, with changes in fair value and settlements recognized in earnings in the period in which they occur. The Company evaluates all financing and service agreements for potential embedded derivative features that may require bifurcation.

All derivative instruments are recorded in the Condensed Consolidated Balance Sheets at fair value and are classified as current or noncurrent based on the expected timing of settlement. Gains and losses related to a derivative executed as part of the Company’s bitcoin treasury management strategy, both realized and unrealized, are reported on the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income within Gain on derivative securities, net within Other (expense) income.

Bitcoin treasury derivatives

The Company enters into bitcoin-linked derivative contracts to economically hedge the volatility of bitcoin prices and to generate liquidity in support of core operating activities. These derivatives are referred to as DAM Derivatives. These contracts serve as a strategic alternative to selling bitcoin directly and are intended to monetize the Company’s bitcoin holdings while managing exposure to adverse price movements. The types of derivatives utilized for this purpose may include bitcoin futures, options, and other structured instruments. These contracts are typically short-term in nature and may be cash-settled or settled in-kind.

During the three months ended December 31, 2025, the Company engaged in covered call and futures contracts. The contracts that were settled through physical delivery of bitcoin resulted cash proceeds of $147,165 that are reported within the Proceeds from sale of bitcoin and option settlement line item in the Condensed Consolidated Statements of Cash Flows. The Company recognized a total gain, net, from the covered call and futures DAM activity of $11,923 during the same period which is included in Gain on derivative securities, net in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. As of December 31, 2025 the Company held $663 of derivative liabilities with respect to its covered call contracts. The Company maintains a small amount of bitcoin collateral with these organizations in connection with such transactions. See Note 5 - Receivable from Bitcoin Collateral for further discussion related to bitcoin posted for collateral.

Interest rate swap derivatives

The Company is party to two interest rate swap agreements. These derivatives are recorded at fair value on the Condensed Consolidated Balance Sheets with changes in fair value recognized in current earnings within Gain on derivative securities, net.

In relation to the Company’s Western Alliance Bank Credit Agreement entered into in August 2024, the Company holds an interest rate swap agreement (see Note 9 - Indebtedness). As of December 31, 2025, this interest rate swap derivative was recorded as a fair value liability of $63, reflecting a gain of $3 during the three months ended December 31, 2025.

In April 2025, the Company entered into a second interest rate swap agreement in connection with the refinancing of its corporate facility mortgage (see Note 9 - Indebtedness). As of December 31, 2025, the swap derivative was recorded as a fair value liability of $23, reflecting a gain of $4 during the three months ended December 31, 2025.

As of December 31, 2025, the interest rate swap derivatives were recorded as a combined fair value liability of $86. Changes in the fair value of the swaps resulted in a net gain of $7 for the three months ended December 31, 2025.

7. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	As of
($ in thousands)	December 31, 2025	September 30, 2025
Land	$98,764	$39,299
Land improvements	10,317	9,937
Building and improvements	96,872	96,400
Leasehold improvements	2,941	2,941
Miners	1,390,534	1,422,011
Mining equipment	24,843	24,807
Infrastructure	318,910	295,837
Machinery and equipment	19,707	16,978
Furniture and fixtures	3,021	2,626
Construction in progress	32,008	12,788
Property and equipment, gross	$1,997,917	$1,923,624
Less: Accumulated depreciation	(639,440)	(559,943)
Property and equipment, net	$1,358,477	$1,363,681

Depreciation expense for the three months ended December 31, 2025 and 2024 was $105,368 and $65,125, respectively. Depreciation expense attributable to miners for the three months ended December 31, 2025 and 2024 was 95,060 and 58,053, respectively.

The Company had additions to property and equipment of $42,626 during the three months ended December 31, 2025, which included $579 in miners acquired. Assets acquired through acquisition transactions (see Note 3 - Acquisitions) resulted in an additional $59,465 in total assets placed in service.

During the three months ended December 31, 2025, the Company had disposals of property with a net book value of $2,914 for approximately $3,137, recognizing a gain on disposal of assets of $223.

Construction in progress: The Company continues to expand its data center operations through investments in infrastructure, building, and land improvements.

Deposits on miners and mining equipment: As of December 31, 2025 and September 30, 2025, the Company has outstanding deposits for miners and mining equipment totaling $130,159 and $112,037, respectively. Such deposits are recorded as long-term assets on the Condensed Consolidated Balance Sheets.

8. INTANGIBLE ASSETS

Intangible assets consist of the following as of December 31, 2025 and September 30, 2025:

	December 31, 2025			September 30, 2025
($ in thousands)	Intangible assets	Accumulated amortization	Net intangible assets	Intangible assets	Accumulated amortization	Net intangible assets
Software	$7,981	$(3,074)	$4,907	$7,981	$(2,458)	$5,523
Websites	—	—	—	15	(15)	—
Strategic contract	9,800	(9,800)	—	9,800	(9,474)	326
Total	$17,781	$(12,874)	$4,907	$17,796	$(11,947)	$5,849

The strategic contract relates to the supply of a critical input to the Company’s bitcoin mining business at significantly lower prices compared to market.

Amortization expense for the three months ended December 31, 2025 and 2024 was $942 and $1,104, respectively.

The Company expects to record amortization expense of intangible assets over the future periods as follows:

Fiscal Year
($ in thousands)	Intangible Assets
2026	$1,848
2027	2,420
2028	639
Total	$4,907

9. INDEBTEDNESS

As of December 31, 2025, the Company had a gross balance outstanding of $1,822,519, netted against discount on loans payable of $33,228. Total principal payments on debt during the three months ended December 31, 2025 was $251,079. The following table reflects our outstanding debt, net of debt discounts and debt issuance costs, as of December 31, 2025 and September 30, 2025:

			As of
($ in thousands)	Maturity Date	Rate	December 31, 2025	September 30, 2025
2032 Convertible notes	Feb-32	0.27%	$1,131,083	$—
2030 Convertible notes	Jun-30	0.46%	636,778	636,036
Deferred consideration	Apr-26	8.25%	8,997	—
Western Alliance Bank credit agreement	Aug-29	6.69%	5,841	6,052
Auto & equipment loans and financing	Jun-26 to Dec-29	0.0-11.3%	4,062	1,879
Corporate facility mortgage	Apr-30	6.54%	1,925	1,943
Marquee Funding Partners debt	Aug-26 to Mar-27	13.00%	605	746
Coinbase line of credit	Not specified	8.25%	—	174,500
Total debt outstanding, net of debt discounts and debt issuance costs			$1,789,291	$821,156
Less: current portion of debt			(2,532)	(176,570)
Long-term debt, net of current portion, debt discount and debt issuance costs			$1,786,759	$644,586

The following table reflects the principal amount of loan maturities due over the next five years and thereafter as of December 31, 2025:

($ in thousands)	5-Year Loan Maturities Fiscal Year
Outstanding Loan	2026 (Remainder)	2027	2028	2029	2030	2031	Thereafter	Total
2032 Convertible notes	$—	$—	$—	$—	$—	$—	$1,150,000	$1,150,000
2030 Convertible notes	—	—	—	—	650,000	—	—	650,000
Deferred consideration	—	10,000	—	—	—	—	—	10,000
Western Alliance Bank credit agreement	653	930	996	3,327	—	—	—	5,906
Auto & equipment loans and financing	784	1,011	1,037	1,037	153	31	8	4,061
Corporate facility mortgage	62	87	93	100	1,605	—	—	1,947
Marquee Funding Partners debt	451	154	—	—	—	—	—	605
Total principal payments by fiscal year	$1,950	$12,182	$2,126	$4,464	$651,758	$31	$1,150,008	$1,822,519
Unamortized deferred financing costs and discounts								(33,228)
Total debt book value as of December 31, 2025								$1,789,291

Description of outstanding debt

2032 Convertible notes

In November 2025, we issued $1,150,000,000 aggregate principal amount of 0% convertible senior notes due 2032 (the “2032 Notes”). The 2032 Notes were issued in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The 2032 Convertible Notes are senior, unsecured obligations of the Company and bear interest at a fixed rate of 0.00% per year, payable semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2026. The 2032 Notes will mature on February 15, 2032. The net proceeds from the sales of the 2033 Notes were approximately $1,130,710 after deducting $19,290 of related offering and issuance costs. The unamortized debt issuance costs as of December 31, 2025 were $18,917. The Company used approximately $460,000 of the proceeds to repurchase its common stock (see Note 11 - Stockholders’ Equity). The fair value of the 2032 Notes was determined to be $886,949 as of December 31, 2025 based on quoted prices in markets that are not active, which is considered a Level 2 valuation input. While the 2032 Notes bear a 0% fixed interest rate, the effective interest rate for the notes as of December 31, 2025 was 0.27%, primarily reflecting the accretion of debt issuance costs.

Holders of the 2032 Notes may convert their notes at their option at any time prior to the close of business on the business day immediately preceding August 15, 2031 only under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending on December 31, 2025 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (ii) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per one thousand dollars ($1,000) of principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; (iii) if we call such notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the applicable redemption date; or (iv) upon the occurrence of specified corporate events. On or after August 15, 2031 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their notes at any time, regardless of the foregoing circumstances. Upon conversion of the 2032 Notes, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election.

As of December 31, 2025, none of the conditions permitting the holders of the 2032 Notes to convert their notes early had been met, and to require the Company to repurchase the 2032 Notes for cash. Therefore, the 2032 Notes are classified as long-term.

The initial conversion rate for the 2032 Notes is 52.1832 shares of common stock per one thousand dollars ($1,000) of principal amount of 2032 Notes, which represents an initial conversion price of approximately $19.16 per share of common stock. The conversion rate and conversion price are subject to customary adjustments upon the occurrence of certain events. In addition, in connection with a make-whole fundamental change (as defined in the 2032 Indenture, dated as of November 13, 2025 (the “2032 Indenture”), by and between the Company and U.S. Bank Trust Company, National Association, as trustee (the “2032 Trustee”)), which shall include among other things the Company’s delivery of a notice of redemption, the Company will, in certain circumstances, increase the conversion rate for a holder who elects to convert its notes in connection with such a corporate event or redemption, as the case may be.

We may not redeem the 2032 Notes prior to February 20, 2029. Subsequent to February 20, 2029, we may redeem for cash all or part of the 2032 Notes, at our option, if the last reported sales price of common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which we provide notice of redemption, during any 30 consecutive trading days period (including the last trading day of such period) ending on, and including, the trading day immediately before the date we send the related notice of the redemption, at a redemption price equal to 100% of the principal amount of the 2032 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. However, we may not redeem less than all of the outstanding notes unless at least $75,000,000 aggregate principal amount of notes are outstanding and not called for redemption as of the time we send related redemption notices. Upon the occurrence of a fundamental change (as defined in the 2032 Indenture), subject to a limited exception described in the 2032 Indenture governing the notes, holders may require us to repurchase all or a portion of their notes for cash at a price equal to plus accrued and unpaid special interest to, but not including, the fundamental change repurchase date (as defined in the 2032 Indenture).

The 2032 Indenture contains customary terms and covenants, including that upon certain events of default either the 2032 Trustee or the holders of at least 25% in principal amount of the outstanding 2032 Notes may declare 100% of the principal of, and accrued and unpaid special interest, if any, on, all the 2032 Notes to be due and payable.

2030 Convertible notes

In December 2024, we issued $650,000 aggregate principal amount of 0% convertible senior notes due 2030 (the “2030 Notes”), including the exercise in full by the initial purchasers of the 2030 Notes of their option to purchase up to an additional $100,000 principal amount of the 2030 Notes. The 2030 Notes were issued in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2030 Notes will mature on June 15, 2030. The net proceeds from the sales of the 2030 Notes were approximately $633,688 after deducting $16,312 of offering and issuance costs related to the 2030 Notes and before the capped call transactions, as described below. The unamortized debt issuance costs as of December 31, 2025 were $13,222. The Company used $145,000 of the proceeds to repurchase its common stock (see Note 11 - Stockholders’ Equity). The fair value of the 2030 Notes was determined to be $677,053 as of December 31, 2025 based on quoted prices in markets that are not active, which is considered a Level 2 valuation methodology. While the 2030 Notes bear a 0% fixed interest rate, the effective interest rate for the notes as of December 31, 2025 was 0.46%, primarily reflecting the accretion of debt issuance costs.

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

As of December 31, 2025, none of the conditions permitting the holders of the 2030 Notes to convert their notes early had been met, and to require the Company to repurchase the 2030 Notes for cash. The 2030 Notes are classified as long-term.

The initial conversion rate for the 2030 Notes is 67.5858 shares of common stock per one thousand dollars ($1,000) of principal amount of 2030 Notes, which represents an initial conversion price of approximately $14.80 per share of common stock. The conversion rate and conversion price are subject to customary adjustments upon the occurrence of certain events. In addition, in connection with a make-whole fundamental change (as defined in the 2030 Indenture, dated as of December 17, 2024 (the “2030 Indenture”), by and between the Company and U.S. Bank Trust Company, National Association, as trustee (the “2030 Trustee”)), which shall include among other things the Company’s delivery of a notice of redemption, the Company will, in certain circumstances, increase the conversion rate for a holder who elects to convert its notes in connection with such a corporate event or redemption, as the case may be.

Subsequent to June 20, 2028, we may redeem for cash all or part of the 2030 Notes, at our option, if the last reported sales price of common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which we provide notice of redemption, during any 30 consecutive trading days ending on, and including, the trading day immediately before the date we send the related notice of the redemption. However, we may not redeem less than all of the outstanding notes unless at least $75,000 aggregate principal amount of notes are outstanding and not called for redemption as of the time we send related redemption notices. The redemption price of each note to be redeemed will be the principal amount of such note, plus accrued and unpaid special interest, if any. Upon the occurrence of a fundamental change (as defined in the 2030 Indenture), subject to a limited exception described in the 2030 Indenture governing the notes, holders may require us to repurchase all or a portion of their notes for cash at a price equal to plus accrued and unpaid special interest to, but not including, the fundamental change repurchase date (as defined in the 2030 Indenture).

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

The 2030 Indenture contains customary terms and covenants, including that upon certain events of default either the 2030 Trustee or the holders of at least 25% in principal amount of the outstanding 2030 Notes may declare 100% of the principal of, and accrued and unpaid special interest, if any, on, all the 2030 Notes to be due and payable.

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

Coinbase line of credit and receivable for bitcoin collateral

On August 7, 2024, the Company signed a Master Loan Agreement (the “2024 Master Loan”) with Coinbase Credit, Inc. (“Coinbase Credit” or the “Lender”) for a revolving line of credit pursuant to which the Lender lends the Company certain digital assets or cash. The 2024 Master Loan had a credit limit of $50,000. On or prior to a drawdown, the Company is required to pledge collateral, and the Company has opted to pledge bitcoin to be held in a segregated custody account, such that the loan-to-value ratio of principal outstanding of the loan and the fair value of collateral is equal to or less than 64%. If the value of the collateral under the credit facility decreases past a specified margin, the Company may be required to post additional bitcoin as collateral.

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

Since the Lender has the rights to sell, pledge and rehypothecate the bitcoin during the term of the 2024 Master Loan, the Company derecognized the bitcoin transferred as collateral. As the Company has the right to receive the bitcoin back from the Lender upon the repayment of the line of credit, the Company recorded a corresponding Receivable for bitcoin collateral. The Receivable for bitcoin collateral is measured at fair value. Changes in fair value as well as gains and losses from bitcoin transferred to and received from collateral are recorded as Gain on bitcoin collateral under the Other Income category in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income and comprehensive income.

In April 2025, the Company amended the 2024 Master Loan agreement to expand the availability of borrowings to $200,000, and in September 2025, the Company further amended the facility through a side letter with Coinbase Credit to increase the maximum indicative borrowing capacity to $300,000. All other material terms remained consistent with the prior agreements. As of December 31, 2025, the Company had no outstanding balance under the facility and had no posted bitcoin collateral.

Two Prime line of credit and receivable for bitcoin collateral

On September 19, 2025, the Company entered into a Master Loan Agreement with Two Prime Lending Limited, providing for a revolving line of credit of up to $100,000. Borrowings under the facility bear interest at a rate equal to the one-month Term Secured Overnight Financing Rate (“SOFR”) plus 3.55% per annum and mature on September 14, 2026. Similar to the Coinbase facility, borrowings require the Company to pledge bitcoin as collateral. The agreement establishes collateral requirements based on loan-to-value (LTV) ratios, including an initial maximum LTV ratio of approximately 62.5%, a margin call if the LTV exceeds 74%, and a liquidation trigger if the LTV exceeds 80%.

The Company is required to maintain collateral in a designated cold storage wallet with a third-party custodian and retains rights to any forked or airdropped tokens that may result from posted collateral. Consistent with the Company’s accounting for the Coinbase facility, bitcoin posted as collateral is derecognized, with a corresponding receivable for bitcoin collateral recorded at fair value. The receivable is subsequently remeasured at fair value, with changes recognized in (Loss) gain on bitcoin collateral within Other (expense) income.

As of December 31, 2025, the Company had no outstanding balance under the facility and had no posted bitcoin collateral.

Western Alliance Bank credit agreement

On August 14, 2024, the Company entered into a credit agreement that provides for borrowings under a promissory note with Western Alliance Bank (the “Western Alliance Bank Credit Agreement”). Pursuant to this agreement, the Company executed a promissory note in the amount of $7,000 in order to finance the purchase of an aircraft for operational use. The aircraft is pledged as collateral for the note. The notes bears a variable interest rate equal to the 30 day SOFR plus 3% per annum, payable monthly, and matures on August 14, 2029.

The credit agreement contains financial covenants, including a minimum loan-to-value ratio, a minimum debt service coverage ratio, and a minimum average deposit balance. As of December 31, 2025, the Company had $5,906 gross principal balance outstanding for the Western Alliance Bank Credit Agreement. The Company was in compliance with all covenants, and no events of default had occurred under the credit agreement.

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

Corporate facility mortgage

On May 10, 2023, CleanSpark HQ, LLC, a single member limited liability company and subsidiary wholly owned by the Company, completed a refinancing transaction whereby it borrowed a net $1,937 against the equity of the real property purchased in April 2023 that is utilized as the Company’s corporate office (see Note 7 - Property and Equipment). The loan agreement has a two-year term, 10% interest rate and monthly interest only payments until maturity. In April 2025, the Company refinanced the outstanding balance with Western Alliance Bank through a new $2,000 promissory note through Bank of Nevada. The new loan matures in April 2030, bears interest at a variable rate equal to the one-month Term SOFR plus a margin of 2.85% (initially 7.17% as of the loan date), and requires monthly principal and interest payments based on a five-year amortization schedule.

Marquee Funding Partners debt

As of December 31, 2025, the unpaid balance on the mortgages assumed from the acquisition in August 2022 of a bitcoin mining facility from WAHA Technologies Inc. is $605. The remaining payment terms range from 8-14 months with an annual interest of 13%. The last mortgage matures on March 1, 2027.

Auto and equipment loans and financing

The Company has entered into various financing arrangements to purchase vehicles and non-miner equipment with combined principal outstanding at December 31, 2025 of $3,235. The loans vary in terms from 6-71 months remaining with annual interest rates ranging from 0.0-11.3%. The loans are secured by the purchased vehicles and equipment.

Additionally, on August 28, 2024, the Company entered into an equipment financing agreement with Western Alliance Bank for borrowings of up to $1,000 to finance new equipment for operational purposes. The Company can continue to secure equipment with this equipment financing agreement until February 28, 2025. This instrument bears interest at the Floating Wall Street Journal Prime Rate plus 1.00% per annum, calculated on the basis of a 360-day year consisting of twelve (12) consecutive thirty (30)-day months, and will be charged for each day there is an outstanding balance. As of December 31, 2025, the financing agreement had an outstanding balance of $826. The Floating Wall Street Journal Prime Rate was 6.75% at the end of the period, resulting in an interest rate of 7.75% per annum as of December 31, 2025. The financing agreement contains financial covenants, including a minimum loan-to-value ratio, a minimum debt service coverage ratio, and a minimum average deposit balance. As of December 31, 2025, the Company was in compliance with all covenants, and no events of default had occurred under the financing agreement.

10. INCOME TAXES

The Company has calculated the tax provision based on the year-to-date actual effective tax rate, adjusted for discrete items in the quarter. The approach is applied when application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. The Company believes, at this time, the use of the year-to-date actual effective tax rate approach is more appropriate than the annual effective tax rate method due to the high degree of uncertainty in estimating annual pre-tax income. The quarterly tax provision is subject to fluctuation due to factors including certain book and tax differences, valuation allowances against deferred tax assets, or changes in or interpretation of tax laws. We consider new evidence (both positive and negative) at each reporting date that could affect our view of the future realization of deferred tax assets. We evaluate information such as historical financial results, historical taxable income, projected future taxable income, expected timing of the reversals of existing temporary differences and available prudent and feasible tax planning strategies in our analysis.

The Company had income tax benefit (including discrete items) of $31,415 and income tax expense of $9,217 for the three months ended December 31, 2025 and 2024, respectively.

The Company’s effective income tax rate (including discrete items) was 7.7% and 3.6% for the three months ended December 31, 2025 and 2024, respectively. The Company’s effective tax rate differs from the U.S. statutory rate of 21% primarily due to maintaining a valuation allowance on the deferred tax assets. The unrealized loss on fair market value of bitcoin for the three months ended December 31, 2025 reduced the unrealized gain on fair market value of bitcoin cumulative taxable temporary difference as of September 30, 2025. This reduced its ability to be used as a source of income to recognize deferred tax assets in future periods, resulting in an increase in the valuation allowance of $55,421.

The Company currently maintains a valuation allowance on its U.S. deferred tax assets. The valuation allowance assessment involves significant judgment and is sensitive to the availability, timing, and character of taxable income sources (including reversals of taxable temporary differences), and other factors. Accordingly, it is reasonably possible that the valuation allowance could change materially in the next 12 months. Any such change would be recorded as a non-cash income tax expense or benefit in the period recognized.

11. STOCKHOLDERS’ EQUITY

Overview

As of December 31, 2025, the Company’s authorized capital stock consisted of 600,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share. As of December 31, 2025, there were 298,114,889 shares of common stock issued, 255,749,498 shares of common stock outstanding, and 1,750,000 shares of Series A Preferred Stock issued and outstanding.

As of September 30, 2025, there were 296,087,533 shares of common stock issued and outstanding, 1,750,000 shares of Series A Preferred Stock issued and outstanding.

Under the certificate of designation for the Series A Preferred Stock, holders of shares of the Company’s Series A Preferred Stock are entitled to quarterly dividends on 2% of the Company’s earnings before interest, taxes and amortization. The dividends are payable in cash or common stock. The preferred stock dividend for the three months ended December 31, 2025 and 2024 was $0 and $5,141, respectively. The holders of the Series A Preferred Stock will also have a liquidation preference on the stated value of $0.02 per share plus any accumulated but unpaid dividends. The holders are further entitled to have the Company redeem each share of their Series A Preferred Stock for three shares of common stock in the event of a change of control, and they are entitled to vote together with the holders of our common stock on all matters submitted to stockholders at a rate of forty-five (45) votes for each share of Series A Preferred Stock held.

Common stock issuances during the three months ended December 31, 2025

The Company issued 1,788,834 shares of common stock in connection with the Sealy Texas Acquisition (see Note 3 - Acquisitions).

The Company issued 106,425 shares of common stock in connection with the exercise of stock options and warrants. Cash received from such issuance was $932.

Common stock repurchased during the three months ended December 31, 2025

In connection with the issuance of the 2032 Notes in November 2025 (see Note 9 - Indebtedness), the Company repurchased 30,605,456 shares of its common stock for from investors in privately negotiated transactions for an aggregate repurchase price of approximately $463,270, which includes the excise tax accrual of about $3,270. The shares were repurchased at fair value and the entire repurchase price was allocated to the repurchase of the shares.

Common stock issuances during the three months ended December 31, 2024

The Company issued 5,031,221 shares of common stock in connection with the GRIID Acquisition.

The Company issued 16,619,361 shares of common stock in connection with an at the market offering agreement, resulting in gross proceeds of $191,603 and issuance costs of $4,795.

The Company issued 17,864 shares of common stock in connection with the exercise of stock options and warrants. Cash received from such issuance was $110.

Common stock repurchased during the three months ended December 31, 2024

In connection with the issuance of the 2030 Notes in December 2024 (see Note 9 - Indebtedness), the Company repurchased 11,759,935 shares of its common stock for from investors in privately negotiated transactions for an aggregate repurchase price of approximately $145,000. The shares were repurchased at fair value and the entire repurchase price was allocated to the repurchase of the shares.

12. STOCK WARRANTS

At December 31, 2025, the Company used the Black-Scholes option-pricing model to estimate the fair value of the its liability warrants using Level 3 inputs. The fair value of the liability warrants are included in the Other liabilities caption on the Condensed Consolidated Balance Sheets and the changes in fair value are included in Gain (loss) on derivative securities on the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.

The following is a summary of stock warrant activity during the three months ended December 31, 2025.

	Number of Warrants Outstanding	Number of Shares to be Issued Upon Exercise of Warrants	Weighted Average Exercise Price ($) (1)
Balance, September 30, 2025	22,821,286	1,604,559	$156.30
Warrants granted	—	—	$—
Warrants exercised	—	—	$—
Balance, December 31, 2025	22,821,286	1,604,559	$156.30

(1) Weighted average calculated weighting the exercise price versus the number of common shares that would be granted on exercise.

As of December 31, 2025, there were warrants exercisable to purchase 1,604,559 shares of common stock in the Company and there were no unvested warrants. These warrants have a weighted average exercise price of $156.30. Most outstanding warrants contain provisions allowing a cashless exercise at their respective exercise prices.

As of December 31, 2025, 22,813,726 of the outstanding warrants had a weighted average remaining term of 2.8 years and an intrinsic value of $21. The remaining 7,560 of the outstanding warrants do not have expiration dates and have an intrinsic value of $49.

13. STOCK-BASED COMPENSATION

As of December 31, 2025 there were 10,670,582 shares available and authorized for issuance under the Plan. Although the Board is authorized to increase the number of shares in the Plan up to 15% of the Company’s outstanding common shares on a semi-annual basis, as of December 31, 2025 it has not authorized any increased in Plan shares since the Company filed its latest Registration Form on Form S-8 on May 8, 2025.

The Company recognized $12,132 and $3,021 for the three months ended December 31, 2025 and 2024, respectively, in stock-based compensation.

STOCK OPTIONS

The following is a summary of stock option activity during the three months ended December 31, 2025:

	Number of Option Shares	Weighted Average Exercise Price ($)
Balance, September 30, 2025	2,162,186	$15.66
Options expired	(6,087)	$14.69
Options forfeited	(19,935)	$15.17
Options exercised	(106,425)	$8.76
Balance, December 31, 2025	2,029,739	$16.03

As of December 31, 2025, there were options exercisable to purchase 1,557,844 shares of common stock in the Company. and 471,895 unvested options outstanding that cannot be exercised until vesting conditions are met. As of December 31, 2025, the outstanding options had a weighted average remaining term of 6.7 years and an intrinsic value of $2,146. Forfeitures of options are recognized as they occur.

The Company recognized stock-based compensation expense relating to stock options of $941 and $1,078 for the three months ended December 31, 2025 and 2024, respectively. As of December 31, 2025, the Company expects to recognize $4,461 of stock-based compensation for the non-vested outstanding options over a weighted-average period of 1.46 years.

RESTRICTED STOCK UNITS

The Company grants RSUs that contain either a) service conditions, b) performance conditions, or c) market performance conditions. RSUs containing service conditions vest monthly, quarterly or annually. RSUs containing performance conditions generally vest over 1 year, and the number of shares earned depends on the achievement of predetermined Company metrics and may also include a service condition. RSUs that contain market conditions will vest based on the terms of the agreement and generally are either 1 year or over the employee’s term of employment.

The Company recognizes the expense equal to the total fair value of the RSUs on the grant date spread out over the term that the performance conditions related to the RSUs are expected to be met. The time-based RSUs granted were valued equal to the stock price on the grant date and the value of market-based and performance based RSUs were valued utilizing the Monte-Carlo valuation model. The expense is recognized ratably over the requisite service period and forfeitures are recognized as they occur.

The following table summarizes the activity for all restricted stock units (“RSUs”) during the three months ended December 31, 2025:

	Number of Shares	Weighted Average Fair Value Per Share	Aggregate Intrinsic Value
Outstanding at September 30, 2025	12,891,419	$9.16	$186,926
Granted	911,829	$14.59
Vested	(94,441)	$9.48
Forfeited	(74,077)	$7.99
Outstanding at December 31, 2025	13,634,730	$9.53	$137,983

As of December 31, 2025, the Company had 13,634,730 outstanding unvested time-based restricted stock awards, which will vest over the weighted average 2.6 years. As of December 31, 2025, the unrecognized compensation costs related to all RSUs is $105,987.

The Company recognized stock-based compensation expenses related to time-based RSUs, of $10,891 and $1,943 for the three months ended December 31, 2025 and 2024, respectively.

PERFORMANCE STOCK UNITS

The following table summarizes the activity for all performance stock units (“PSUs”) during the three months ended December 31, 2025:

	Number of Shares	Weighted Average Fair Value Per Share	Aggregate Intrinsic Value
Outstanding at September 30, 2025	38,460	$10.61	$558
Granted	—	$—
Vested	(38,460)	$10.61
Outstanding at December 31, 2025	—	$—	$—

The PSUs vest based on the achievement of certain milestones closely tied to the employees’ job responsibilities.

As of December 31, 2025, the Company had no outstanding unvested performance-based restricted stock awards.

Stock-based compensation expense relating to PSUs was $299 for the three months ended December 31, 2025, compared to no expense for three months ended December 31, 2024.

14. REVENUE AND VENDOR CONCENTRATIONS

The Company has one mining pool operator (Foundry Digital) that represented 100% of revenue for the three months ended December 31, 2025 and 2024. Revenues from Foundry Digital represented 100% of the Company’s total revenues for each of those years, as all bitcoin mining rewards are received through the Foundry mining pool.

The Company had the following significant suppliers of bitcoin miners, with the percentage based on purchase amounts for the three months ended December 31, 2025 and 2024:

	For the three months ended December 31,
	2025	2024
16287042 Canada Inc.	98%	0%
Bitmain Technologies	0%	94%

15. COMMITMENTS AND CONTINGENCIES

Contractual future payments

The contractual future payments related to the Company’s indebtedness are disclosed in Note 9 - Indebtedness to the Condensed Consolidated Financial Statements. The following table sets forth additional information regarding the Company’s unconditional contractual future obligations as of December 31, 2025 that are not recorded in the Condensed Consolidated Balance Sheets:

	Fiscal Year
($ in thousands)	2026	2027	2028	Total
Contractual obligations:
Modular immersion data centers	$17,000	$—	$—	$17,000
Equipment maintenance service contracts	947	—	—	947
Purchase of bitcoin miners	68,916	—	—	68,916
Construction in progress	49,913	4,202	—	54,115
Software contracts	1,263	1,053	1,060	3,376
Total	$138,039	$5,255	$1,060	$144,354

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

While the outcome of this matter is uncertain at this time, the Company has determined it is not probable that it will result in a future cash outflow and, as such, no provision was recorded as of December 31, 2025.

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

Consolidated Smith Derivative Actions

Between February 21, 2023, and March 8, 2023, four shareholder derivative actions were filed in the Eighth Judicial District Court of the State of Nevada in Clark County against certain current and former officers and directors of the Company, including its Executive Chair, Chief Executive Officer, and former Chief Financial Officer. Each action was consolidated in the Eighth Judicial District Court of Nevada (the “Consolidated Smith Action”). The claims assert breach of fiduciary duty, unjust enrichment, and corporate waste, with the plaintiffs seeking monetary damages, restitution, declaratory relief, litigation costs, and the imposition of additional corporate governance and internal controls.

The Company’s Board of Directors formed a Special Litigation Committee (“SLC”) to investigate and evaluate the claims. On November 6, 2023, the court granted the SLC’s motion to intervene and stayed the case through November 30, 2024. On November 5, 2025, the Court concluded an evidentiary hearing to validate the SLC’s reported findings. The case remains stayed pending the Court’s subsequent ruling on the SLC’s motion to dismiss.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

($ presented in 000's, except for bitcoin price)

The following discussion and analysis of our financial condition and results of operations should be read together with the interim Condensed Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in the Form 10-K. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in other parts of this Quarterly Report on Form 10-Q, as well as those identified in the “Risk Factors” section of our Form 10-K. Our historical results are not necessarily indicative of the results that may be expected for any period in the future. See “Forward-Looking Statements.”

Company Overview

We are a data center developer, until recently focused exclusively on bitcoin mining. We focus on providing scalable, energy-efficient digital infrastructure across the United States. We independently own, lease and operate a large portfolio of data centers and power assets with locations in Georgia, Tennessee, Mississippi and Wyoming for a total contracted power capacity of approximately 1,455 megawatts (“MW”) as of December 31, 2025. In October 2025, we acquired property and secured long-term power supply agreements in Texas to support the development of a next-generation data center campus. In December 2025, we acquired property in South Dakota with the intention to build out infrastructure. We intend to continue our growth in these regions and are actively developing plans for additional capacity in these states and other regions. We have no intention to mine, purchase or hold any crypto assets other than bitcoin at this time or in the foreseeable future, and we did not hold any other crypto asset as of December 31, 2025.

We design our infrastructure to responsibly secure and support both bitcoin mining and AI and HPC workloads. We cultivate trust and transparency among our employees and the communities where we operate.

Bitcoin Mining

Bitcoin mining has historically been our principal revenue generating business activity. Factors such as access to specialized mining servers, energy, electricity cost, environmental factors (such as cooling capacity) and location play important roles in mining. As of December 31, 2025, our operating mining units produced an average computing power of 47.1 exahash per second (“EH/s”), following our first achievement of a peak hashrate of 50 EH/s during fiscal year 2025. In bitcoin mining, “hashrate” is a measure of the computing and processing power and speed by which a mining computer mines and processes transactions on the bitcoin network. We expect to continue increasing our computing power through 2025 and beyond as we expand infrastructure at our owned sites in Tennessee, Georgia, Mississippi, and Wyoming, while also pursuing regional expansion opportunities and evaluating strategic acquisition targets. A company’s computing power, measured in hashrate, is a significant driver of its bitcoin mining revenue, and when compared to the global hashrate, determines the company’s market share, making hashrate one of the most important metrics for evaluating bitcoin mining companies.

We owned approximately 318,776 miners, of which approximately 245,199 were in service as of December 31, 2025. The remainder primarily consists of new machines that are ready for installation at expansion sites, are under evaluation for relocation, or are awaiting repair. Our miners range in age from 3-60 months and have an average age of approximately 18 months. We estimate the useful lives of our miners to be three years. We do not have scheduled downtime for our miners; however, we periodically perform unscheduled maintenance and curtailments on our miners, but such downtime has not historically been significant. When performing unscheduled maintenance, we will typically replace the miner with a substitute miner to limit overall downtime. The miners in service as of December 31, 2025 had a range of energy efficiency (watts per terahash – “W/TH”) of 13.5 to 29.5 W/TH with an average operating energy efficiency of 16.8 W/TH.

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

The value of bitcoin has historically been subject to wide swings. The following table provides a range of intraday low and intraday high bitcoin prices between October 1, 2024 through December 31, 2025.

Range of intraday bitcoin prices
Quarterly Reporting Periods Ended	Minimum Price	Maximum Price
December 31, 2024	$58,864	$108,389
March 31, 2025	76,555	109,358
June 30, 2025	74,421	112,000
September 30, 2025	105,120	124,533
December 31, 2025	80,525	126,296

As of December 31, 2025, we held approximately 11,452 bitcoins and had a receivable for 1,648 bitcoin that was posted as collateral and recorded on our Condensed Consolidated Balance Sheets as Receivable for bitcoin collateral. The fair value of our bitcoin as of December 31, 2025 was $1,001,997 on our Condensed Consolidated Balance Sheets and the fair value of our Receivable for bitcoin collateral was $144,163. The fair value of bitcoin for each reporting period reflects the price of one bitcoin quoted on the active exchange, Coinbase, at the end of the reporting period. Therefore, decreases in the market price of bitcoin could have a material impact on our earnings and on the carrying value of our bitcoin.

As of December 31, 2025 and September 30, 2025, the Company did not hold any other cryptocurrency of value other than bitcoin.

AI and HPC Hosting

Leveraging our power optimization, land acquisition, engineering, operations and construction expertise, we have been actively pursuing opportunities to develop portions of our sites and power pipeline for AI, HPC and other advanced data-center hosting and leasing applications. The expansion of AI technologies and the increasing electricity requirements of AI and HPC workloads have positioned our infrastructure as a competitive platform for hyperscalers, cloud service providers and AI and HPC companies seeking reliable and energy-efficient capacity. As of December 31, 2025 and September 30, 2025, we have not had material revenue from our AI and HPC services business, and operating results from this business are not reflected in historical results of operations, including our results of operations.

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

Results of Operations for the three months ended December 31, 2025 and 2024

($ presented in 000's, except for per share amounts, bitcoin price and information set forth under the heading “Bitcoin Mining Operations”)

Bitcoin Mining Operations

Overview

We operate a fleet of servers commonly known as miners or ASICs (Application-Specific Integrated Circuits), which are computer chips customized for a specific use. In the case of bitcoin mining, ASICs calculate the SHA-256 algorithm as efficiently and quickly as possible in order to compete with other miners to solve blocks. Each calculation is a hash, and each machine’s computational power is measured in terahash processed per second. One terahash is equal to 1 trillion hashes. The more terahash we produce and contribute into the mining pool, the higher our percentage of the blockchain reward.

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

The table below describes our fleet as of December 31, 2025 and 2024 and our miner efficiency and computing power as compared to the global computing power.

	As of December 31,
Combined facilities	2025	2024
Global hashrate (in terms of EH/s) (1)	1,056.0	803.0
Miner efficiency (W/TH) (2)	16.8	17.6
CleanSpark average hashrate (in terms of EH/s) (3)	47.1	39.1
CleanSpark percentage of total global hashrate	4.46%	4.87%

(1) Total global hashrate obtained as of December 31, 2025 and 2024 were from Hashrate index (https://data.hashrateindex.com/network-data/network) using SMA 7 days and YCHARTS (https://ycharts.com/indicators/bitcoin_network_hash_rate), respectively.

(2) Watts of energy required to produce each terahash of processing power. Based on miner fleet operating at period end.
(3) The average hashrate obtained as of December 31, 2025 and 2024 were calculated from operating activity for the final month of the reporting period.

As of December 31, 2025, our operating hashrate was approximately 4.46% of the total global hashrate, and we received approximately the same percentage of the global blockchain rewards, which as of that date equaled approximately 20-21 bitcoin per day, excluding the bitcoin earned from network transaction fees. Ultimately, in order to mine profitably, we work to ensure that these mining rewards cover our direct operating costs.

The table below describes the average cost of mining each bitcoin for the three months ended December 31, 2025 and 2024 and the total energy usage and cost per each kilowatt hour (“kWh”) utilized within our owned facilities.

	For the Three Months Ended
Cost of Revenues - Analysis of costs to mine one bitcoin (per bitcoin amounts are actual)	December 31, 2025	December 30, 2024
Cost of Mining - Owned Facilities
Cost of energy per bitcoin mined	$52,471	$33,928
Other direct costs of mining - non energy utilities per bitcoin mined	47	83
Cost to mine one bitcoin - direct energy cost - Owned facilities	$52,518	$34,011
Miner depreciation per bitcoin mined	52,209	31,949
Financing costs per bitcoin mined	-	98
Direct cost to mine including non-cash depreciation and financing costs - Owned facilities	$104,727	$66,058

Average revenue of each bitcoin mined (1)	$99,510	$83,962
Direct cost to mine one bitcoin as % of average bitcoin mining revenue - Including direct energy cost only	52.8%	40.5%
Direct cost to mine one bitcoin as % of average bitcoin mining revenue - Including miner depreciation expense	105.2%	78.7%

Statistics
Owned Facilities
Total bitcoin mined at owned facilities (2)	1,821	1,817
Bitcoin mining revenue - owned facilities - ($ in thousands)	$181,180	$152,561
Total miners in service in owned facilities	245,199	186,878
Total kWh utilized	1,720,377,333	1,251,929,017
Total energy expense - ($ in thousands)	$95,536	$61,649
Cost per kWh	$0.056	$0.049
Energy expense as a percentage of bitcoin mining revenue, net	52.7%	40.4%
Other direct costs of mining - non energy utilities ($ in thousands)	$86	$150
Depreciation expense - miners only - ($ in thousands)	$95,059	$58,052
Direct miner financing costs - ($ in thousands)	$—	$178

(1) Average revenue of each bitcoin mined is calculated by dividing the sum of bitcoin mining revenue for our owned facilities by the total number of bitcoin mined by our owned facilities during the respective periods. We have determined that Coinbase is the principal market for valuing bitcoin transactions and use the closing price of bitcoin at 23:59:59 UTC as the source of recording revenue. See the table “Range of intraday bitcoin prices” for information on the range of intraday bitcoin prices for quarterly periods between October 1, 2024 and December 31, 2025.

(2) Includes mining rewards and transaction fees but excludes the reduction for pool operator fees.

Power prices are the most significant cost driver for our wholly owned locations, and energy expense represented 52.7% and 40.4% as expressed as a percentage of bitcoin mining revenues during the three months ended December 31, 2025 and 2024, respectively.

Energy prices can be highly volatile and global events can impact energy rates. We have a diverse portfolio of power contracts across our sites in the states of Georgia, Mississippi, Tennessee and Wyoming. These contracts are currently subject to variable prices and market rate fluctuations with respect to wholesale power costs. Such prices are governed by power purchase agreements which vary by location, and said prices can change hour to hour. While this renders energy prices less predictable, it also gives us greater ability and flexibility to actively manage the energy we consume with a goal of increasing profitability and energy efficiency. Energy prices are also highly sensitive to weather events, such as winter storms, polar vortices and hurricanes, which increase the demand for power regionally. When such events occur, we may curtail our operations to avoid using power at increased rates. The average power prices we paid under our power contracts at our owned facilities were $0.056 and $0.049 per kWh for the three months ended December 31, 2025 and 2024, respectively.

The management team makes real-time determinations on the need and timing during which we should curtail our operations. We curtail when power prices exceed the value we would receive for the corresponding fixed bitcoin reward. This means if bitcoin’s value decreases or energy prices increase, our curtailment will increase; likewise, when bitcoin’s value increases and energy prices decrease, our curtailment will decrease. The management and operations teams manage these decisions on an hour-by-hour basis across all our sites. The Company did not have significant curtailment and maintained an average uptime greater than 90% during the three months ended December 31, 2025. A large portion of the curtailment during the first quarter related to Hurricane Helene which affected our Georgia sites at the end of September 2024 to the beginning of October 2024. The southeast Georgia sites were shut down as the hurricane began impacting the region, thus at the beginning of the October 2024, these sites were operating on approximately 200 MW which gradually increased during the same week to their full 365 MW capacity when utility service was restored to the communities.

The Company records depreciation expense (a non-cash expense) on its miners on a straight-line basis over the miners’ expected useful life. Such non-cash depreciation amounts are recorded within the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income as Depreciation and amortization. Although the Company recognizes depreciation with respect to its mining assets, it does not consider depreciation in determining whether it is economical to operate its mining equipment since depreciation expense is not an avoidable operating cost, such as energy costs. The table above presents the non-cash miner depreciation expense on a “per bitcoin” basis, calculated by dividing miner depreciation expense in our owned facilities by the number of bitcoin mined in the owned facilities. On a “cost per bitcoin” ratio, miner depreciation expense was $52,209 and $31,949 for the three months ended December 31, 2025 and 2024, respectively.

We have financing costs for a limited number of miners in our miner fleet, and such costs are recorded within Interest Expense in our Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. The table above presents financing costs per bitcoin calculated by dividing direct interest expense on our miner financing agreement by the number of bitcoin mined in our owned facilities. On a cost per bitcoin ratio, there were no financing costs for three months ended December 31, 2025 and $98 for the three months ended December 31, 2024.

During the prior year, the Company exited all bitcoin mining operations conducted at hosted facilities and now conducts mining exclusively at owned and leased facilities. During the three months ended December 31, 2024, hosted mining operations produced 128 bitcoin, while no bitcoin were mined at hosted facilities during the three months ended December 31, 2025. As a result of the exit of hosted operations, no bitcoin mining revenue or hosting-related operating costs were generated in the current-year quarter. Management no longer evaluates operating performance using hosted-facility metrics, and current-period disclosures reflect only the cost structure and operating statistics of owned and leased mining locations. Prior-year hosted-facility results are discussed only to the extent necessary to explain period-over-period changes.

Results of Operations for the three months ended December 31, 2025 and 2024

($ presented in 000's, except for average bitcoin price)

Bitcoin mining revenue

We earned $181,180 in bitcoin mining revenue during the three months ended December 31, 2025, which was an increase of $18,874, or 12%, as compared to $162,306 for the three months ended December 31, 2024. Bitcoin mining revenues are recorded net of bitcoin mining fees charged by our sole mining pool operator (Foundry) that equaled approximately 0.19% of gross bitcoin mining revenues for the three months ended December 31, 2025, and are determined by two main drivers: quantity of bitcoin mined and the price of bitcoin on the date the bitcoin is mined. During the three months ended December 31, 2025, we mined 1,817 bitcoin (gross of Foundry fees) with an average bitcoin price of $99,697 as compared to 1,945 bitcoin with an average bitcoin price of $83,443 during the three months ended December 31, 2024. The increase in bitcoin mining revenue for the three months ended December 31, 2025 was attributable to the increase in the average bitcoin price despite a decrease in total bitcoin mined during the period as compared to the three months ended December 31, 2024. This occurred as we increased the number of our miners in operation, which rose to 245,199 compared to 201,808, an expansion of 43,391 or 22% between December 31, 2024 and December 31, 2025. The increase in our miners in operation increases our hashrate, which is our total computational power, and which when understood in the context of global hashrate, determines how much bitcoin we are able to mine.

Cost of revenues (exclusive of depreciation and amortization expense)

Our cost of revenues was $95,621 for the three months ended December 31, 2025, which represents an increase of $25,331, or 36%, as compared with $70,290 for the three months ended December 31, 2024. This increase in costs was primarily related to energy costs to operate the miners within our owned facilities, which were $95,536 for the three months ended December 31, 2025, an increase of $32,461, or 51%, as compared to $63,075 for the three months ended December 31, 2024. The increase in energy costs was due to the expansion of our operations since December 31, 2024 and the increase in the volume of miners operating in our owned locations. We continually evaluate energy and bitcoin prices and periodically will curtail our mining operations when it is advantageous to do so.

Professional fees

Professional fees, which consisted primarily of legal, accounting and consulting fees, were $5,406 for the three months ended December 31, 2025, an increase of $1,521, or 39%, from $3,885 for the three months ended December 31, 2024. This increase was primarily attributable to consultant fees for operations, legal, and other professional fees during the three months ended December 31, 2025. Legal expenses were $2,139 for the three months ended December 31, 2025, as compared to $1,445 for the three months ended December 31, 2024. Other professional fees, namely accounting and consulting, were $2,672 for the three months ended December 31, 2025, as compared to $2,445 for the three months ended December 31, 2024, representing an increase of $227.

Payroll expenses

Payroll expenses were $23,785 for the three months ended December 31, 2025, an increase of $2,916, or 14%, from $20,869 for the three months ended December 31, 2024. Our payroll expenses include all compensation related expenses for our employees and mainly include salaries, wages, payroll-related taxes and benefits and non-cash stock-based compensation. Payroll expenses, excluding non-cash stock-based compensation, were $12,700 for the three months ended December 31, 2025, representing a decrease of 29% from $17,847 for the three months ended December 31, 2024, mainly attributed to the reduction in bonus accruals in the three months ended December 31, 2025, partially offset by increased headcount due to expansion of operational locations.

Stock-based awards granted to certain employees are a significant portion of our payroll-related costs. Stock-based compensation for employees, which is a non-cash expense, was $11,085 for the three months ended December 31, 2025, an increase of $8,064, or 267%, from $3,021 for the three months ended December 31, 2024 primarily due to no stock based compensation related to the 2025 Long Term Incentive Program in the comparable period.

General and administrative expenses

General and administrative expenses increased to $15,442 for the three months ended December 31, 2025 from $10,054 for the three months ended December 31, 2024, representing an increase of $5,388 or 54%. This increase was primarily attributable to increases in corporate overhead, including, but not limited to, property taxes and insurance premiums (primarily due to the substantial increase in owned assets), rent, and maintenance expenses.

Loss (gain) on fair value of bitcoin, net

Loss on fair value of bitcoin, net for the three months ended December 31, 2025 was $246,832 as compared to a gain on fair value of bitcoin of $218,206 for the three months ended December 31, 2024, a total variance of $465,038. We measured crypto assets at fair value and included the gains and losses from remeasurement in net income. The loss for the three months ended December 31, 2025 is attributable to the change in bitcoin’s fair value from approximately $114,100 per bitcoin on September 30, 2025 to approximately $87,500 per bitcoin on December 31, 2025. Meanwhile the gain for the three months ended December 31, 2024 pertains to the change in bitcoin’s fair value from approximately $63,300 per bitcoin on September 30, 2024 to $93,400 per bitcoin on December 31, 2024.

Depreciation and amortization

Depreciation and amortization expense increased to $106,311 for the three months ended December 31, 2025, from $66,229 for the three months ended December 31, 2024, an increase of $40,082, or 61%. Depreciation expense increased by $40,243, or 62%, during the three months ended December 31, 2025, to $105,368 from $65,125, mainly due to an increase in miners and mining-related equipment being in service during the comparative period.

Amortization expense for the three months ended December 31, 2025 was $942, a decrease of $161, or 15%, from $1,104 for the three months ended December 31, 2024. The decrease in amortization expense is primarily due to some of the Company’s intangible assets aging off of the balance sheet.

Other (expense) income

Other expense was $93,572 for the three months ended December 31, 2025, compared with other income, net of $46,032 for the three months ended December 31, 2024, which is a change of $139,604 or 303%.

(Loss) gain on bitcoin collateral was the primary reason for the decrease in Other (expense) income since in the prior year there was no collateral held by Coinbase. The loss in the fair value of collateral of $103,620 for the three months ended December 31, 2025 is attributable to the change in the underlying collateral that was posted while bitcoin’s fair value fell during the period from approximately $114,100 per bitcoin on September 30, 2025 to approximately $87,500 per bitcoin on December 31, 2025.

Interest income in the three months ended December 31, 2025 increased by $709 to $2,185 from $1,476 for the three months ended December 31, 2024 due to greater balance of cash retained in short term interest bearing accounts.

Interest expense in the three months ended December 31, 2025 increased by $2,137 to $3,696 from $1,559 for the three months ended December 31, 2024 due to the amortization of deferred issuance costs from the convertible notes and the lines of credit which the company had smaller volumes of outstanding amounts during the comparative period.

Net (loss) income

Net loss for the three months ended December 31, 2025 was $378,711, as compared to net income of $246,791 for the three months ended December 31, 2024, for the reasons stated above.

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

Management believes that providing this non-GAAP financial measure that excludes these items allows for meaningful comparisons between the Company’s core business operating results and those of other companies, and provides the Company with an important tool for financial and operational decision making and for evaluating its own core business operating results over different periods of time. In addition to management’s internal use of non-GAAP Adjusted EBITDA, management believes that Adjusted EBITDA is also useful to investors and analysts in comparing our performance across reporting periods on a consistent basis. Management believes the foregoing to be the case even though some of the excluded items involve cash outlays and some of them recur on a regular basis (although management does not believe any of such items are normal operating expenses necessary to generate our bitcoin related revenues). For example, we expect that share-based compensation expense, which is excluded from Adjusted EBITDA, will continue to be a significant recurring expense over the coming years and is an important part of the compensation provided to certain employees, officers and directors.

The Company’s Adjusted EBITDA measure may not be directly comparable to similar measures provided by other companies in our industry, as other companies in our industry may calculate non-GAAP financial results differently. The Company’s Adjusted EBITDA is not a measurement of financial performance under GAAP and should not be considered as an alternative to operating (loss) income or any other measure of performance derived in accordance with GAAP. Although management utilizes internally and presents Adjusted EBITDA, we only utilize that measure supplementally and do not consider it to be a substitute for, or superior to, the information provided by GAAP financial results.

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

The following is a reconciliation of our non-GAAP Adjusted EBITDA to its most directly comparable GAAP measure (i.e., net (loss) income) for the periods indicated:

($ in thousands)	For the Three Months Ended December 31,
Reconciliation of non-GAAP Adjusted EBITDA	2025	2024
Net (loss) income	$(378,711)	$246,791
Depreciation and amortization	106,311	66,229
Share-based compensation expense	12,132	3,021
Gain on derivative securities, net	(11,795)	(3,622)
Interest income	(2,185)	(1,476)
Interest expense	3,696	1,559
Other income	236	—
Indirect tax contingency expenses	3,162	—
Gain on disposal of assets	(223)	(791)
Income tax (benefit) expense	(31,415)	9,217
Fees related to financing & business development transactions	202	373
Litigation & settlement related expenses	1,745	348
Severance and other	32	—
Impairment expense - fixed assets	1,398	—
Non-GAAP Adjusted EBITDA*	$(295,415)	$321,649

* We have not excluded our Loss (gain) on fair value of bitcoin, net totaling a loss of $246,832 and a gain of $218,206 in the three months ended December 31, 2025 and 2024, respectively, or our (Loss) gain on bitcoin collateral totaling a loss of $103,620 and a gain of $42,493 in the three months ended December 31, 2025 and 2024, respectively, which we record in our Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income as provided in ASC 350-60 and discussed in the Form 10-K.

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

As of December 31, 2025, we had total current assets of $1,470,646, consisting of cash and cash equivalents, prepaid expenses and other current assets, and bitcoin. Our total current liabilities and total liabilities as of December 31, 2025 were $139,497 and $1,943,923, respectively. We had working capital of $1,331,149 as of December 31, 2025. We use a portion of the bitcoin we mine to fund operations and to fund capital expenditures. In addition, we have a total outstanding balance of $1,767,861 zero-coupon convertible notes outstanding and unused lines of credit balances totaling $400,000 with Coinbase and Two Prime as discussed in Note 9 - Indebtedness.

Based on our current plans and business conditions, we believe that existing cash and cash equivalents and bitcoin, together with bitcoin generated from operations and our future investing activities, will be sufficient to satisfy our anticipated cash requirements for the next 12 months and for the reasonably foreseeable future until we reach consistent profitability, and we are not aware of any trends or demands, commitments, events or uncertainties that are reasonably likely to result in a decrease in the liquidity of our assets. We are likely to require additional capital to respond to technological advancements, competitive dynamics or technologies, business opportunities, challenges, acquisitions or unforeseen circumstances and in either the short-term or long-term may determine to engage in equity or debt financings. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited. In particular, the ongoing impacts of inflation and fluctuations in interest rates, global conflicts including increases in tariffs, have resulted in, and may continue to result in, significant disruption and volatility in the global financial markets, reducing our ability to access capital. If we are unable to raise additional funds when or on the terms desired, our business, financial condition and results of operations could be adversely affected.

Material Cash Requirements

We are a party to many contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the Condensed Consolidated Balance Sheets as of December 31, 2025, while others are considered future commitments. Our contractual obligations primarily consist of cancelable purchase commitments with various parties to purchase goods or services, primarily miners and equipment, entered into in the normal course of business and operating leases. For information regarding our other contractual obligations, refer to Note 15 - Commitments and Contingencies in this Quarterly Report on Form 10-Q for the period ended December 31, 2025, and Note 19 - Commitments and Contingencies included in our Form 10-K as filed with the SEC on November 25, 2025.

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

Digital Asset Management Treasury Activity

During the fiscal year ended September 30, 2025, the Company instituted a Digital Asset Management (“DAM”) treasury strategy designed to enhance liquidity and generate incremental income from the Company’s bitcoin holdings. The Company selectively engages in derivative transactions, primarily covered call and put option contracts, that are collateralized by bitcoin held in treasury or cash, respectively. These transactions are structured to manage operating liquidity and monetize near-term volatility while maintaining long-term exposure to bitcoin price appreciation.

During periods of rising bitcoin prices, the Company’s realized derivative results may reflect accounting losses on written call options that are settled in bitcoin or cash, as the strike price is below the prevailing market price of bitcoin. However, such losses are offset economically and accounted for by an increase in the fair value of the underlying bitcoin retained by the Company through the settlement date. This strategy, referred to internally as “Spot+” trading, provides the Company with steady proceeds from the sale of options while managing the regular and ongoing sale of bitcoin for operating needs.

The Company also generates premium proceeds from the sale of far out-of-the-money call options with low delta exposure. While bitcoin subject to these contracts may get called from time to time, these options typically expire unexercised and provide proceeds without requiring disposition of bitcoin. In the event of an exercise, the company may adjust the pace of Spot+ and yield activities to replenish bitcoin HODL balances, or use the additional cash generated for operating or capital expenditures. The proceeds generated from these activities provide a steady stream of investing cash flows for the company while acting as economic hedges for the company’s wider operating activities. While the Company’s use of purchased or written put options has been limited to date, these are expected to be a growing portion of the Company’s holistic and growing treasury management and hedging activities.

The table below reconciles the Company’s derivative income to its related proceeds from DAM activities for the period presented:

For the Three Months Ended
($ in thousands)	December 31, 2025
Gain on derivative securities, net	$11,795
Add: Fair value in excess of strike price on settled DAM derivatives	601
Add: Loss on value assigned to costless Bitmain contract option	233
Less: Gain on other non-DAM Investments	(106)
Add: Unsettled DAM liabilities at period end	663
Proceeds from premiums	$13,186

These activities provided approximately $13.2 million of proceeds from premiums and incremental Spot+ trading during the fiscal year, supplementing operating cash flows from bitcoin mining. Management views DAM activities as an integrated component of its treasury strategy and liquidity management, rather than as speculative trading. The Company expects to continue its Spot+ and yield strategies at measured levels relative to its total bitcoin balance and operating requirements. The Bitmain options are bitcoin-linked derivatives but were not a result of the Company’s DAM strategy and are not included in DAM activity.

The table below presents the Company’s DAM derivative activity for the three months ended December 31, 2025, which supports the proceeds reconciliation above:

	Average BTC Price at Contract Date	Average BTC Strike Price	BTC Equivalent Contracts	Proceeds from Premiums ($000's)	Effective Sales Price to Spot (1)	Annualized Premium Yield (1)
Spot+ Calls	$97,230	$104,959	9,560	$9,951	108.9%	—
Yield Calls	102,186	135,945	5,925	$3,161	—	3.6%
Yield Puts	93,127	77,494	2,160	$584	—	6.6%
Forwards(2)	92,773	93,073	282	$-	—	6.6%
Bitmain options hedge	118,700	122,000	128	$362	—	—
Derivative close-out transactions	-	-	4,405	$(872)	—	—
Total				$13,186

(1) Trade-date, illustrative metrics intended to show the strategy’s implied economics at inception; they do not represent actual sales or yields, and bitcoin subject to these contracts may be exited early or remain unsold.

(2) Annualized premium yields from Forwards represent expected settlement premium on inception of $85.

Operating Activities

The Company generates non-cash revenue through mining bitcoin, which it retains the majority based on its long-term value strategy, while funding all operating expenses with cash. As a result, net cash used in operating activities for the three months ended December 31, 2025 was $161,135 primarily due to cost of revenues of $95,621, payroll expenses of $23,785 and general and administrative expenses of $15,442, in spite of a net loss of $378,711, due to the decrease in the price of bitcoin during the three months ended December 31, 2025. Changes in operating assets and liabilities used a net total of $30,905 of cash.

Operating activities from continuing operations for the three months ended December 31, 2024, resulted in a net cash outflow of $119,452. primarily due to cost of revenues of $70,290 and payroll expenses of $20,869, in spite of a net income of $246,791, due to the increase of the non-cash gains in the held bitcoin balance. Changes in operating assets and liabilities used a net total of $18,079 of cash.

Investing Activities

Investing activities from operations generated $79,590 during the three months ended December 31, 2025, as compared with using $255,947 for the three months ended December 31, 2024. Our payments on miners (including miner deposits) of $18,497, purchase of fixed assets of $36,928, and payments for asset acquisitions of $21,607, were the main components of our investing cash outflow for the three months ended December 31, 2025. This was fully offset by cash received from proceeds from the sales of bitcoin of $175,341 and by cash proceeds received from the sale of miners of $3,136. During the three months ended December 31, 2024, cash used in investing activities was primarily driven by payments on miners and mining equipment of $222,028 and purchase of fixed assets of $57,359 partially offset by proceeds from the sale of miners of $30,134.

Financing Activities

Cash flows generated from financing activities during the three months ended December 31, 2025 amounted to $496,378 compared to $531,128 for the three months ended December 31, 2024. Our cash flows from financing activities for the three months ended December 31, 2025 consisted primarily of proceeds from the convertible note totaling $1,133,086, partially offset by net repayments on the revolving lines of credit of $174,500 and the repurchase of common stock of $460,000. Our cash flows from financing activities for the three months ended December 31, 2024 consisted primarily of proceeds from the convertible note of $635,695 and proceeds from equity offerings of $186,807, partially offset by the repurchase of common stock of $145,000, aggregate payments for capped call transactions of $90,350, and payments on loans in the amount of $52,158.

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

There have been no material changes to our critical accounting policies and estimates as compared to those disclosed in our Form 10-K other than as described in Note 2 - Summary of Significant Accounting Policies in our unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

Please refer to Note 2 - Summary of Significant Accounting Policies in our unaudited Condensed Consolidated Financial Statements contained elsewhere in this Quarterly Report on Form 10-Q and the corresponding Note 2 in our audited Consolidated Financial Statements for the year ended September 30, 2025 in our Form 10-K for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of the date of this Quarterly Report on Form 10-Q.

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

At December 31, 2025, the Company held approximately 11,452 bitcoin on hand and the equivalent of 1,648 bitcoins receivable as a result of collateral held by third parties. As of December 31, 2025, the fair value of a single bitcoin was approximately $87,498, causing the fair value of the Company’s bitcoin holdings and receivable from collateral on that date to approximate $1,002 and $144 million, respectively. A 10% increase or decrease in the fair value of bitcoin as of December 31, 2025, would have increased or decreased the total cash value that could be realized if the Company were to sell its bitcoin and related receivables by approximately $115 million in total.

Market Price Risk of Bitcoin-Linked Derivative Instruments.

As of December 31, 2025, we held bitcoin-linked derivative liabilities with a combined fair value of approximately $663 thousand and no bitcoin-lined derivative assets. A 10% change in the fair value of these derivative liabilities, holding all other variables constant, would result in an approximate $66 thousand increase or decrease in the total fair value of the derivatives and a corresponding impact to net loss.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of December 31, 2025, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above that occurred during the three months ended December 31, 2025 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are from time to time subject to various claims, lawsuits, and other legal and administrative proceedings arising in the ordinary course of business. See Note 15 - Commitments and Contingencies to our Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion regarding the Company’s legal proceedings.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” section contained in our Form 10-K, together with the cautionary statement under the caption “Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q. These described risks are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sealy Texas Acquisition Shares Issuance

On October 28, 2025, we issued 1,788,834 shares (the “Acquisition Shares”) of our common stock to Project Tiger HoldCo, LLC in connection with the Sealy Texas Acquisition. The issuance of the Acquisition Shares was made in reliance on the exemption from registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended.

Offering of 2032 Convertible Senior Notes

On November 13, 2025, we completed the offering of the 2032 Notes. Additional information relating to the issuance of the 2032 Notes can be found in Note 9 - Indebtedness to our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q, as well as in our Current Report on Form 8-K filed with the SEC on November 13, 2025.

Issuer Purchases of Equity Securities

The following table provides information on our share repurchases during the three months ended December 31, 2025:

	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program(2)
October 1, 2025 to October 31, 2025	—	$—	—	$—
November 1, 2025 to November 30, 2025	30,605,456	$15.03	—	$—
December 1, 2025 to December 31, 2025	—	$—	—	$—
Total	30,605,456	$15.03	—	$—

(1) Represents the use of approximately $460,000 of the net proceeds from our November 2025 convertible notes offering to repurchase shares of our common stock from investors in the 2032 Notes in privately negotiated transactions concurrently with the offering at a price per share of $15.03, which was the closing price per share of our common stock on November 10, 2025. The shares were repurchased at fair value, and the entire repurchase price was allocated to the repurchase of the shares.

(2) On November 7, 2025, our board of directors authorized the repurchase of our common stock from certain investors in the 2032 Notes in privately negotiated transactions. We used approximately $460,000 of the net proceeds from the offering to repurchase shares of our common stock from investors in the 2032 Notes.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Plans

For the three months ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 arrangement” as defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)	*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)	*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350	**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350	**

101 INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101 SCH	Inline XBRL Taxonomy Extension Schema with embedded linkbases documents.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CleanSpark, Inc.

Date: February 5, 2026	By: /s/ S. Matthew Schultz S. Matthew Schultz Title: Chairman and Chief Executive Officer (Principal Executive Officer)

Date: February 5, 2026	By: /s/ Gary A. Vecchiarelli Gary A. Vecchiarelli Title: President and Chief Financial Officer (Principal Financial Officer)

Date: February 5, 2026	By: /s/ Brian Carson Brian Carson Title: Chief Accounting Officer (Principal Accounting Officer)