Form 10-Q
period 2026-03-31
CLEANSPARK, INC.
filed 2026-05-11
CIK 827876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2026

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

Yes ☐ No ☒

As of May 7, 2026, there were 256,608,606 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

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
•
our ability to secure hyperscaler customers;
•
our ability to compete with our new HPC and AI services competitors, as we will face a greater degree of competition compared to the bitcoin mining market;
•
our ability to successfully integrate our newly acquired operations and facilities;
•
our ability to obtain adequate financing on a timely basis and/or on acceptable terms with regard to expansion into the HPC and AI markets and our existing operations;
•
the anticipated demand for large data centers;
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our Condensed Consolidated Financial Statements included in this Quarterly Report Form 10-Q are as follows:

This Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2025, filed with the SEC on November 25, 2025.

The accompanying Condensed Consolidated Financial Statements and footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC’s instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2026 are not necessarily indicative of the results that can be expected for the full fiscal year.

CLEANSPARK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share amounts)

	March 31, 2026	September 30, 2025
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$260,287	$42,966
Restricted cash	3,213	3,490
Prepaid expense and other current assets	47,651	11,875
Bitcoin - current	674,447	966,829
Receivable from bitcoin collateral	111,940	294,648
Derivative investments	1,499	233
Total current assets	$1,099,037	$1,320,041

Bitcoin - noncurrent	$138,774	$222,614
Property and equipment, net	1,333,617	1,363,681
Operating lease right of use assets	5,324	4,254
Intangible assets, net	4,291	5,849
Deposits on miners and mining equipment	137,416	112,037
Other long-term assets	63,384	23,497
Goodwill	131,658	131,658
Total assets	$2,913,501	$3,183,631

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$18,058	$15,159
Accrued liabilities	101,531	117,544
Other current liabilities	10,994	6,096
Current portion of debt	2,485	176,570
Dividends payable	—	396
Total current liabilities	$133,068	$315,765
Long-term liabilities
Long-term debt, net of current portion, debt discount and debt issuance costs	1,788,196	644,586
Deferred income taxes	3,566	44,872
Other long-term liabilities	2,511	3,281
Total liabilities	$1,927,341	$1,008,504

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CLEANSPARK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(in thousands, except par value and share amounts)

	March 31, 2026	September 30, 2025
	(Unaudited)
Stockholders’ equity
Preferred stock; $0.001 par value; 10,000,000 shares authorized:
Series A shares; 2,000,000 authorized; 1,750,000 issued and outstanding (liquidation preference $0.02 per share)	2	2
Common stock; $0.001 par value; 600,000,000 shares authorized; 298,964,590 and 296,087,533 shares issued; 256,599,199 and 284,327,598 shares outstanding, respectively	299	296
Additional paid-in capital	2,506,997	2,445,723
Accumulated deficit	(912,948)	(125,894)
Treasury stock at cost; 42,365,391 and 11,759,935 shares held, respectively	(608,190)	(145,000)
Total stockholders’ equity	986,160	2,175,127

Total liabilities and stockholders’ equity	$2,913,501	$3,183,631

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CLEANSPARK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(Unaudited, in thousands, except per share and share amounts)

	For the three months ended March 31,		For the six months ended March 31,
	2026	2025	2026	2025
Revenues, net
Bitcoin mining revenue, net	$136,408	$181,712	$317,588	$344,018

Costs and expenses
Cost of revenues (exclusive of depreciation and amortization)	81,691	85,424	177,312	155,714
Professional fees	9,652	2,983	15,058	6,868
Payroll expenses	24,922	15,255	48,707	36,124
General and administrative expenses	16,105	11,736	31,547	21,790
Loss (gain) on disposal of assets	3,990	(2,230)	3,767	(3,021)
Loss (gain) on fair value of bitcoin, net	224,107	127,667	470,939	(90,539)
Depreciation and amortization	115,881	78,901	222,192	145,130
Indirect tax contingency expenses	1,731	—	4,893	—
Impairment expense - fixed assets	—	—	1,398	—
Impairment expense - other	4,008	—	4,008	—
Total costs and expenses	$482,087	$319,736	$979,821	$272,066

(Loss) income from operations	(345,679)	(138,024)	(662,233)	71,952

Other (expense) income
(Loss) gain on bitcoin collateral	(38,838)	—	(142,458)	42,493
(Loss) gain on derivative securities, net	(4,840)	(4,741)	6,955	(1,119)
Interest income	3,072	2,014	5,257	3,490
Interest expense	(2,054)	(1,267)	(5,750)	(2,826)
Other income (expense)	105	183	(131)	183
Total other (expense) income	$(42,555)	$(3,811)	$(136,127)	$42,221

(Loss) income before income tax (benefit) expense	(388,234)	(141,835)	(798,360)	114,173
Income tax (benefit) expense	(9,891)	(3,043)	(41,306)	6,174
(Loss) income from operations	$(378,343)	$(138,792)	$(757,054)	$107,999

Net (loss) income	$(378,343)	$(138,792)	$(757,054)	$107,999

Preferred stock dividends, including deemed dividend	30,000	—	30,000	5,141

Net (loss) income attributable to common shareholders	$(408,343)	$(138,792)	$(787,054)	$102,858

Other comprehensive income, net of tax	—	2,946	—	2,978

Total comprehensive (loss) income attributable to common shareholders	$(408,343)	$(135,846)	$(787,054)	$105,836

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CLEANSPARK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME (Continued)

(Unaudited, in thousands, except per share and share amounts)

	For the three months ended March 31,		For the six months ended March 31,
	2026	2025	2026	2025
(Loss) income from continuing operations per common share - basic	$(1.52)	$(0.49)	$(2.86)	$0.36

Weighted average common shares outstanding - basic	267,827,913	280,853,882	274,726,414	282,722,198

(Loss) income from continuing operations per common share - diluted	$(1.52)	$(0.49)	$(2.86)	$0.34

Weighted average common shares outstanding - diluted	267,827,913	280,853,882	274,726,414	308,336,536

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CLEANSPARK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands, except share amounts)

For the three months ended March 31, 2026

	Preferred Stock		Common Stock		Treasury	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Equity
Balance, December 31, 2025	1,750,000	$2	298,114,889	$298	$(608,270)	$2,494,831	$(504,605)	$1,382,256
Options and restricted stock units issued for services	—	—	831,652	1	—	12,054	—	12,055
Shares withheld for net settlement of restricted stock units related to tax withholdings	—	—	(137)	—	—	(2)	—	(2)
Exercise of options and warrants	—	—	18,186	—	—	114	—	114
Preferred stock dividends, including deemed dividend	—	—	—	—	—	—	(30,000)	(30,000)
Purchase of treasury stock, including excise taxes	—	—	—	—	80	—	—	80
Net loss	—	—	—	—	—	—	(378,343)	(378,343)
Balance, March 31, 2026	1,750,000	$2	298,964,590	$299	$(608,190)	$2,506,997	$(912,948)	$986,160

For the six months ended March 31, 2026

	Preferred Stock		Common Stock		Treasury	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Equity
Balance, September 30, 2025	1,750,000	$2	296,087,533	$296	$(145,000)	$2,445,723	$(125,894)	$2,175,127
Options and restricted stock units issued for services	—	—	964,965	1	—	24,186	—	24,187
Shares issued for acquisitions	—	—	1,788,834	2	—	36,062	—	36,064
Shares withheld for net settlement of restricted stock units related to tax withholdings	—	—	(1,353)	—	—	(20)	—	(20)
Exercise of options and warrants	—	—	124,611	—	—	1,046	—	1,046
Preferred stock dividends, including deemed dividend	—	—	—	—	—	—	(30,000)	(30,000)
Purchase of treasury stock, including excise taxes	—	—	—	—	(463,190)	—	—	(463,190)
Net loss	—	—	—	—	—	—	(757,054)	(757,054)
Balance, March 31, 2026	1,750,000	$2	298,964,590	$299	$(608,190)	$2,506,997	$(912,948)	$986,160

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CLEANSPARK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
(Unaudited, in thousands, except share amounts)

For the three months ended March 31, 2025

	Preferred Stock		Common Stock		Treasury	Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Stock	Capital	Income	Deficit	Equity
Balance, December 31, 2024	1,750,000	$2	292,566,230	$293	$(145,000)	$2,403,409	$450	$(237,568)	$2,021,586
Options and restricted stock units issued for services	—	—	86,237	—	—	3,100	—	—	3,100
Warrants reclassified as equity awards	—	—	—	—	—	1,607	—	—	1,607
Exercise of options and warrants	—	—	7,646	—	—	44	—	—	44
Net loss	—	—	—	—	—	—	—	(138,792)	(138,792)
Other comprehensive income, net of tax	—	—	—	—	—	—	2,946	—	2,946
Balance, March 31, 2025	1,750,000	$2	292,660,113	$293	$(145,000)	$2,408,160	$3,396	$(376,360)	$1,890,491

For the six months ended March 31, 2025

	Preferred Stock		Common Stock		Treasury	Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Stock	Capital	Income	Deficit	Equity
Balance, September 30, 2024	2,750,000	$3	270,897,784	$271	$—	$2,239,367	$418	$(479,218)	$1,760,841
Options and restricted stock units issued for services	—	—	86,237	—	—	6,121	—	—	6,121
Shares issued for business acquisition	—	—	5,031,221	5	—	60,672	—	—	60,677
Warrants issued	—	—	—	—	—	3,798	—	—	3,798
Warrants reclassified as equity awards	—	—	—	—	—	1,607	—	—	1,607
Purchase of capped call	—	—	—	—	—	(90,350)	—	—	(90,350)
Exercise of options and warrants	—	—	25,510	—	—	154	—	—	154
Shares issued under equity offering, net of offering costs	—	—	16,619,361	17	—	186,791	—	—	186,808
Preferred stock dividends, including deemed dividend	—	—	—	—	—	—	—	(5,141)	(5,141)
Preferred stock series X redemption	(1,000,000)	(1)	—	—	—	—	—	—	(1)
Purchase of treasury stock	—	—	—	—	(145,000)	—	—	—	(145,000)
Net income	—	—	—	—	—	—	—	107,999	107,999
Other comprehensive income, net of tax	—	—	—	—	—	—	2,978	—	2,978
Balance, March 31, 2025	1,750,000	$2	292,660,113	$293	$(145,000)	$2,408,160	$3,396	$(376,360)	$1,890,491

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CLEANSPARK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited, in thousands)

	For the six months ended March 31,
	2026	2025
Cash Flows from Operating Activities
Net (loss) income	$(757,054)	$107,999
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Bitcoin mining revenue, net	(317,588)	(344,018)
Loss (gain) on fair value of bitcoin, net	470,939	(90,539)
Bitcoin issued for services	1,322	904
Impairment expense - fixed assets	1,398	—
Impairment expense - other	4,008	—
(Gain) loss on derivative securities, net	(6,955)	1,119
Loss (gain) on bitcoin collateral	142,458	(42,493)
Stock based compensation	24,186	6,122
Depreciation and amortization	222,192	145,130
Deferred income taxes, net	(41,306)	6,173
Loss (gain) on disposal of assets	3,767	(3,021)
Other	4,460	1,418
Changes in operating assets and liabilities
Decrease in operating lease liabilities	(881)	(341)
Decrease in accounts payable and accrued liabilities	(24,821)	(8,354)
Increase in prepaid expenses and other current assets	3,924	(1,627)
Increase in other long-term assets	(27,011)	(10,207)
Net cash used in operating activities	$(296,962)	$(231,735)

Cash Flows from Investing Activities
Payments on miners and mining equipment, including deposits	$(14,808)	$(253,754)
Purchase of fixed assets	(74,522)	(91,451)
Purchase of bitcoin	(162,772)	—
Proceeds from sale of bitcoin and option settlement	342,815	—
Proceeds from sale of miners	3,361	41,512
Purchase of derivative contracts	(16,897)	—
Proceeds from derivative contracts	33,952	—
Asset acquisition - Austin County, TX Location	(20,189)	—
Asset acquisition - Brazoria County, TX Location	(28,652)	—
Asset acquisition - Other Locations	(13,293)	—
Acquisition of GRIID Infrastructure	—	1,411
Asset acquisition - Twin City, GA Location	—	(5,490)
Asset acquisition - Tennessee Locations	—	(8,105)
Net cash provided by (used in) investing activities	$48,995	$(315,877)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CLEANSPARK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (Continued)
(Unaudited, in thousands)

	For the six months ended March 31,
	2026	2025
Cash Flows from Financing Activities
Purchase of treasury stock	$(460,000)	$(145,000)
Payments for capped call	—	(90,350)
Payments on debt	(1,257)	(54,423)
Payments on lines of credit	(250,500)	—
Proceeds from lines of credit	76,000	—
Payments of debt issuance costs	(2,429)	(2,007)
Payments on preferred dividends	(30,396)	(5,141)
Payments on finance leases	(43)	(42)
Proceeds from debt, net of issuance fees	1,133,086	635,695
Payments of taxes on shares withheld for net settlement of restricted stock units	(425)	(1,943)
Proceeds from exercise of options and warrants	1,046	154
Proceeds from equity offerings, net	—	186,808
Equity issuance costs	(71)	—
Net cash provided by financing activities	$465,011	$523,751

Net increase in cash, cash equivalents and restricted cash	$217,044	$(23,861)

Cash, cash equivalents and restricted cash, beginning of the period	$46,456	$124,278

Cash and cash equivalents, and restricted cash, end of the period	$263,500	$100,417

Supplemental disclosure of cash flow information
Cash paid for interest	$2,748	$1,889
Non-cash investing and financing transactions
Fixed asset and miner purchases accrued not paid	$1,488	$4,026
Fixed assets purchased through finance transactions	2,749	1,000
Miners and derivatives purchased with bitcoin	47,050	—
Bitcoin transferred to collateral account	611,333	8,860
Bitcoin transferred from collateral account	448,051	129,180
Excise tax accrued on treasury stock purchases	3,190	—
Software purchased with bitcoin	—	6,000
Unrealized gain on investment in available-for-sale- debt security	—	2,978
Shares issued in connection with GRIID Acquisition	—	60,677

Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$260,287	$96,982
Restricted cash	3,213	3,435
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$263,500	$100,417

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CLEANSPARK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, $ in thousands, except share, per share and per bitcoin amounts)

1. ORGANIZATION

CleanSpark, Inc. (the “Company”) is a data center developer and infrastructure operator that independently owns, leases, and operates data center facilities. As of March 31, 2026, the Company’s portfolio includes data centers located in Georgia, Tennessee, Mississippi, and Wyoming, with additional properties under development within South Dakota and Texas.

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

Segment reporting

The Company operates as a single operating and reportable segment focused on bitcoin mining. The Company’s Chief Executive Officer serves as the chief operating decision maker (“CODM”) and uses consolidated net (loss) income as the measure of segment (loss) income. The CODM uses consolidated net (loss) income, as presented on the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income, to evaluate the Company’s overall profitability and performance, to determine the volume and timing of bitcoin mining to be performed, to allocate and reallocate resources, including miner purchases and expansion projects, and to focus investment where long-term profitability appears most viable.

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

The following table summarizes the composition of the Company’s accrued liabilities on the Condensed Consolidated Balance Sheets indicated:

($ in thousands)	March 31, 2026	September 30, 2025
Indirect tax contingencies	$65,167	$64,481
Accrued operating expenses	16,243	30,562
Accrued payroll expenses	11,370	15,530
Indirect tax accruals	5,812	6,017
Other accrued liabilities	2,939	954
Accrued liabilities	$101,531	$117,544

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

Provided below is the (loss) income per share calculation for the three and six months ended March 31, 2026 and 2025:

	For the three months ended March 31,		For the six months ended March 31,
($ in thousands, except share and per share amounts)	2026	2025	2026	2025
Numerator
Net (loss) income attributable to common shareholders - Basic	$(408,343)	$(138,792)	$(787,054)	$102,858
Non-cash interest expense on convertible notes	—	—	—	818
Net (loss) income attributable to common shareholders - Dilutive	(408,343)	(138,792)	(787,054)	103,676

Denominator
Weighted-average common shares outstanding - Basic	267,827,913	280,853,882	274,726,414	282,722,198
Dilutive impact of stock options and other share-based awards	—	—	—	511,028
Dilutive impact of convertible notes	—	—	—	25,103,310
Weighted-average common shares outstanding - Dilutive	267,827,913	280,853,882	274,726,414	308,336,536

(Loss) income per common share attributable to common shareholders
Basic	$(1.52)	$(0.49)	$(2.86)	$0.36
Diluted	$(1.52)	$(0.49)	$(2.86)	$0.34

Convertible senior notes are reflected in diluted earnings per share using the if-converted method when doing so is dilutive, meaning the additional shares and related interest add-back reduce earnings per share; otherwise, they are excluded as antidilutive. The un-weighted number of shares excluded from diluted earnings per share for the three and six months ended March 31, 2026 and 2025 are noted in the table below. Such shares were excluded as their assumed conversion would have been antidilutive or, for preferred stock, because the change-in-control conversion contingency was not satisfied.

	For the three months ended March 31,		For the six months ended March 31,
	2026	2025	2026	2025
Convertible notes	103,941,450	43,930,770	103,941,450	—
Series A preferred stock conversion	5,250,000	5,250,000	5,250,000	5,250,000
Anti-dilutive warrants	1,604,559	1,604,559	1,604,559	1,596,999
Anti-dilutive stock options	1,992,759	2,403,954	1,992,759	1,805,151
Anti-dilutive restricted stock awards	26,547,749	1,780,149	26,547,749	—
Total anti-dilutive securities	139,336,517	54,969,432	139,336,517	8,652,150

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

The carrying value of cash, accounts payable, accrued expenses and short-term portion of loan payable are Level 1 and approximate their fair values because of the short-term nature of the instruments. The carrying amount of the Company’s long-term interest-bearing portion of loan payable is also stated at fair value since the stated rate of interest approximates market rates available to the Company for a similar duration. The fair values of warrant liabilities were determined based on Black Scholes option-pricing model using Level 2 inputs. The fair value of the DAM (as defined below) derivative liabilities, as defined in Note 6 - Investments and Derivatives, were also determined based on Black Scholes option-pricing model but utilized historical volatility of bitcoin as an input which is deemed to be a Level 3 input.

The following table presents the Company’s assets and liabilities that are measured and recorded at fair value on the Company’s Condensed Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of March 31, 2026 and September 30, 2025:

March 31, 2026
($ in thousands)	Amount	Level 1	Level 2	Level 3
Assets:
Cash equivalents(1)	$7,916	$7,916	$—	$—
Receivable from bitcoin collateral(2)	111,940	—	111,940	—
Bitcoin	813,221	813,221	—	—
Bitcoin derivative - Bitmain contracts	1,283	—	—	1,283
DAM derivative assets	216	—	—	216
Liabilities:
DAM derivative liabilities	3,786	—	—	3,786
Interest rate swap derivative	39	—	39	—
Warrant liabilities	3	—	3	—

September 30, 2025
($ in thousands)	Amount	Level 1	Level 2	Level 3
Assets:
Cash equivalents(1)	$32,992	$32,992	$—	$—
Receivable from bitcoin collateral(2)	294,648	—	294,648	—
Bitcoin	1,189,443	1,189,443	—	—
Bitcoin derivative - Bitmain contracts	233	—	—	233
Liabilities:
Interest rate swap derivative	93	—	93	—
Warrant liabilities	115	—	115	—

(1) Represents money market funds.

(2) See Note 5 - Receivable from Bitcoin Collateral for more information.

There were no transfers between Level 1, 2 or 3 during the six months ended March 31, 2026.

The activities of the financial instruments that were measured and recorded at fair value on the Company’s Condensed Consolidated Balance Sheets on a recurring basis during the six months ended March 31, 2026 and year ended September 30, 2025 are described in Note 6 - Investments and Derivatives.

3. ACQUISITIONS

Brazoria County, Texas Acquisition

On February 27, 2026, CleanSpark Data I, LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company, completed an acquisition of real estate and land rights in Brazoria County, Texas.

The Company completed the acquisition for a total purchase price of $28,652, consisting of $28,083 of cash consideration and $569 of transaction costs. The transaction was accounted for as an asset acquisition, whereby the total purchase price was allocated proportionally across the fair values of qualifying acquired assets and liabilities. No goodwill is calculated in an asset acquisition.

The allocation of the purchase price of the assets acquired are summarized below:

($ in thousands)	Allocation at acquisition date
Land	$20,622
Other long-term assets	8,030
Total	$28,652

Austin County, Texas Acquisition

On October 27, 2025, CleanSpark Data I, LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company, entered into an asset purchase agreement with Priority Power Management, Inc., to acquire real estate and a land purchase option in Austin County, Texas.

The Company completed the acquisition for a total purchase price of $65,698, consisting of $20,000 in cash consideration inclusive of a $500 escrow deposit paid in the prior fiscal year, the issuance of 1,788,834 shares of common stock with a fair value of $36,134, deferred consideration of $10,000 with an estimated fair value of $8,874, which is recorded as a debt obligation (see Note 9 - Indebtedness), and $690 of transaction costs. The transaction was accounted for as an asset acquisition, whereby the total purchase price was allocated proportionally across the fair values of qualifying acquired assets and liabilities. No goodwill is calculated in an asset acquisition.

The allocation of the purchase price of the assets acquired are summarized below:

($ in thousands)	Allocation at acquisition date
Land	$58,047
Other long-term assets	7,651
Total	$65,698

Other Acquisitions

During the period, the Company completed asset acquisitions in the ordinary course of business. These acquisitions primarily consisted of land and related real estate assets.

The Company completed these acquisitions for an aggregate purchase price of about $13,293 paid in cash, inclusive of customary transaction costs. Each transaction was accounted for as an asset acquisition, whereby the total purchase price was allocated to the identifiable assets acquired based on their relative fair values. No goodwill was recognized in connection with these transactions.

4. BITCOIN

As of March 31, 2026 and September 30, 2025, the Company held 11,920 and 10,428 bitcoin, respectively. The following table presents a description of the Company’s bitcoin holdings as of March 31, 2026 and September 30, 2025:

	As of
Bitcoin holdings	March 31, 2026	September 30, 2025
Number of bitcoin held	11,920	10,428
Cost basis - per bitcoin	$97,309	$105,025
Fair value - per bitcoin	$68,222	$114,068
Cost basis of bitcoin (in '000s)	$1,159,953	$1,095,151
Fair value of bitcoin (in '000s)	$813,221	$1,189,443

The cost basis represents the valuation of bitcoin at the time of initial recognition, primarily through mining activities, and may be affected by subsequent derecognition and reacquisition of bitcoin in connection with activities such as the posting of collateral.

The following table presents information based on the activity of bitcoin for the three and six months ended March 31, 2026 and 2025:

	For the three months ended March 31,		For the six months ended March 31,
($ in thousands)	2026	2025	2026	2025
Beginning Balance	$1,001,997	$929,078	$1,189,443	$431,661
Addition of bitcoin from mining activities(1)	136,408	181,712	317,588	344,018
Bitcoin purchased	46,343	—	46,374	—
Bitcoin sold	(29,413)	—	(57,590)	—
Bitcoin issued for services and other non-cash consideration	(47,661)	(3,488)	(48,373)	(6,903)
Bitcoin transferred to collateral account	(87,034)	—	(611,333)	(8,860)
Bitcoin received from collateral account	16,688	—	448,051	129,180
(Loss) gain on fair value of bitcoin, net	(224,107)	(127,667)	(470,939)	90,539
Ending Balance(2)	$813,221	$979,635	$813,221	$979,635

(1) Net of mining pool fees.

(2) Includes Bitcoin - current of $674,447 and Bitcoin - noncurrent of $138,774 as presented within Condensed Consolidated Balance Sheets as of March 31, 2026.

The Company’s bitcoin holdings shown in this note are not subject to rehypothecation and do not serve as collateral for any existing loans or agreements (see Note 5 - Receivable from Bitcoin Collateral). As of March 31, 2026, the Company held no other crypto assets; approximately 96.6% of its bitcoin is held in cold storage and 3.4% is held in hot wallets.

The Company recognized cumulative realized gains from dispositions of bitcoin of $0 and $2,209 during the three months ended March 31, 2026 and 2025, respectively. The Company recognized cumulative realized losses of $70,915 and $0 during the three months ended March 31, 2026 and 2025, respectively. During the six months ended March 31, 2026 and 2025, the Company recognized cumulative realized gains from dispositions of bitcoin of $68,635 and $8,913, respectively, and realized losses of $98,644 and $0, respectively.

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

For arrangements that involve transfer of control, any posted bitcoin collateral may relate to bitcoin-backed lines of credit (see Note 9 - Indebtedness) and derivative trading relationships with certain counterparties. Lenders and derivative counterparties serve as custodians of collateral posted under these arrangements. The bitcoin collateral posted may fluctuate during the reporting period and may be returned to our control when positions are closed. As of March 31, 2026, the Company had no bitcoin posted as collateral under its bitcoin-backed line of credit arrangements. The Company expects to continue trading with its counterparties in the normal course of operations and may be required to post collateral in connection with such transactions (see Note 6 - Investments and Derivatives).

The portion of collateral subject to derecognition is presented on the Condensed Consolidated Balance Sheets as Receivable from bitcoin collateral. At March 31, 2026, the Company reported Receivable from bitcoin collateral related to 1,641 bitcoin with a fair value of $111,940, compared to 2,583 bitcoin with a fair value of $294,648 posted as of September 30, 2025. At March 31, 2026, all of the bitcoin included in Receivable from bitcoin collateral was a result of bitcoin posted to derivative trading counterparties.

The receivable is initially recognized and subsequently measured at fair value. Changes in fair value are recorded in (Loss) gain on bitcoin collateral within Other (expense) income in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. For the three and six months ended March 31, 2026, the Company recognized a loss of $38,838 and $142,458 related to bitcoin collateral, respectively. The Company recognized $0 of gains or losses for the three months ended March 31, 2025, but recognized a gain of $42,493 for the six months ended March 31, 2025.

6. INVESTMENTS AND DERIVATIVES

The Company holds investment and derivative assets and liabilities. The Company has not designated any derivatives as hedging instruments for accounting purposes. The Company’s bitcoin-linked derivative activities undertaken as part of its broader bitcoin treasury management strategy are referred to collectively as “Digital Asset Management” (“DAM”). The following table presents the carrying value of all investments and derivative instruments, aside from the Company’s warrant liability, including balances as of September 30, 2025 and activity during the period ended March 31, 2026:

Fair value measurements for derivative instruments

Condensed Consolidated Balance Sheet classification(1):	Derivative investments		Other current liabilities
($ in thousands)	Bitmain Derivatives	DAM Derivative Assets	DAM Derivative Liabilities	Interest Rate Swap
Balance as of September 30, 2025	$233	$—	$—	$(93)
Total gains or losses for the period
(Loss) gain on derivative securities	(5,463)	5,622	6,630	54
Purchases, sales, and settlements
Purchased and acquired options	6,513	—	16,897	—
Written options	—	—	(33,952)	—
Settlements and expiries	—	(5,406)	6,639	—
Balance as of March 31, 2026	$1,283	$216	$(3,786)	$(39)

(1) Balance rows presented represent assets if positive or liabilities if negative.

Derivative contracts are measured at fair value, with changes in fair value and settlements recognized in earnings in the period in which they occur. The Company evaluates all financing and service agreements for potential embedded derivative features that may require bifurcation.

All derivative instruments are recorded in the Condensed Consolidated Balance Sheets at fair value and are classified as current or noncurrent based on the expected timing of settlement. Gains and losses related to a derivative executed as part of the Company’s bitcoin treasury management strategy, both realized and unrealized, are reported on the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income within (Loss) gain on derivative securities, net within Other (expense) income.

Bitcoin treasury derivatives

The Company enters into bitcoin-linked derivative contracts to economically hedge the volatility of bitcoin prices and to generate liquidity in support of core operating activities. These derivatives are referred to as DAM Derivatives. These contracts serve as a strategic alternative to selling bitcoin directly and are intended to monetize the Company’s bitcoin holdings while managing exposure to adverse price movements. The types of derivatives utilized for this purpose may include bitcoin forward, options, and other structured instruments. These contracts are typically short-term in nature and may be cash-settled or settled in-kind.

During the six months ended March 31, 2026, the Company engaged in calls, puts, and forward contracts. The contracts that were settled through physical delivery of bitcoin resulted in cash proceeds that are reported within the Proceeds from sale of bitcoin and option settlement line item in the Condensed Consolidated Statements of Cash Flows. The Company recognized a total gain, net, from the DAM activity of $6,630 during the same period which is included in (Loss) gain on derivative securities, net in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. As of March 31, 2026 the Company held $3,786 of derivative liabilities with respect to its call and put contracts. The Company maintains a limited amount of bitcoin and cash collateral with these organizations in connection with such transactions. See Note 5 - Receivable from Bitcoin Collateral for further discussion related to bitcoin posted for collateral.

During the six months ended March 31, 2026, the Company entered into a new miner procurement arrangement with Bitmain that included a contractual option to repurchase an equivalent amount of bitcoin at a fixed U.S. dollar price. This repurchase right was accounted for as a derivative and presented above as Bitmain Derivative and was recorded at fair value in the Condensed Consolidated Balance Sheets. The Bitmain option is a bitcoin-linked derivative but was not entered into as part of the Company’s DAM strategy and was therefore excluded from DAM activity. The Bitmain contract continues to be accounted for as a derivative and measured with a fair value of $1,283. The unrealized loss of $5,463 related to Bitmain instruments was included in (Loss) gain on derivative securities, net in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the six months ended March 31, 2026.

The Company also had cash receivables related to bitcoin-denominated puts sold of approximately $32,828, which included non-bitcoin-linked receivables arising from collateralized transactions associated with such puts. This amount was recorded in Prepaid expense and other current assets in the Condensed Consolidated Balance Sheets as of March 31, 2026.

Interest rate swap derivatives

The Company is party to two interest rate swap agreements. These derivatives are recorded at fair value on the Condensed Consolidated Balance Sheets with changes in fair value recognized in current earnings within (Loss) gain on derivative securities, net.

In relation to the Company’s Western Alliance Bank Credit Agreement entered into in August 2024, the Company holds an interest rate swap agreement (see Note 9 - Indebtedness). As of March 31, 2026, this interest rate swap derivative was recorded as a fair value liability of $29, reflecting a gain of $37 during the six months ended March 31, 2026.

In April 2025, the Company entered into a second interest rate swap agreement in connection with the refinancing of its corporate facility mortgage (see Note 9 - Indebtedness). As of March 31, 2026, the swap derivative was recorded as a fair value liability of $10, reflecting a gain of $17 during the three months ended March 31, 2026.

As of March 31, 2026, the interest rate swap derivatives were recorded as a combined fair value liability of $39. Changes in the fair value of the swaps resulted in a net gain of $54 for the six months ended March 31, 2026.

7. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	As of
($ in thousands)	March 31, 2026	September 30, 2025
Land	$127,550	$39,299
Land improvements	10,681	9,937
Building and improvements	100,633	96,400
Leasehold improvements	2,941	2,941
Miners	1,404,966	1,422,011
Mining equipment	24,843	24,807
Infrastructure	339,800	295,837
Machinery and equipment	21,397	16,978
Furniture and fixtures	3,264	2,626
Construction in progress	44,008	12,788
Property and equipment, gross	$2,080,083	$1,923,624
Less: Accumulated depreciation	(746,466)	(559,943)
Property and equipment, net	$1,333,617	$1,363,681

Depreciation expense for the six months ended March 31, 2026 and 2025 was $220,633 and $143,058, respectively. Depreciation expense attributable to miners for the six months ended March 31, 2026 and 2025 was 199,452 and 125,978, respectively.

The Company had additions to property and equipment of $202,629 during the six months ended March 31, 2026, which included $27,402 in miners acquired. Assets acquired through acquisition transactions (see Note 3 - Acquisitions) resulted in an additional $91,962 in total assets placed in service.

During the six months ended March 31, 2026, the Company had disposals of property with a net book value of $7,128 for which the Company received proceeds of $3,361, recognizing a loss on disposal of assets of $3,767.

Construction in progress: The Company continues to expand its data center operations through investments in infrastructure, building, and land improvements.

Deposits on miners and mining equipment: As of March 31, 2026 and September 30, 2025, the Company has outstanding deposits for miners and mining equipment totaling $137,416 and $112,037, respectively. Such deposits are recorded in Other long-term assets on the Condensed Consolidated Balance Sheets.

In March 2026, the Company concluded that a $4,008 deposit towards the purchase of transformers was no longer expected to be utilized and recorded an impairment charge for the full carrying amount. In December 2025, the Company began disposing of certain aged mining equipment for less than its carrying value and recorded a related impairment on idle equipment totaling $1,398. The deposit and equipment impairment charges were recorded in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income under the captions Impairment expense - other and Impairment expense - fixed assets, respectively.

8. INTANGIBLE ASSETS

Intangible assets consist of the following as of March 31, 2026 and September 30, 2025:

	March 31, 2026			September 30, 2025
($ in thousands)	Intangible assets	Accumulated amortization	Net intangible assets	Intangible assets	Accumulated amortization	Net intangible assets
Software	$7,981	$(3,690)	$4,291	$7,981	$(2,458)	$5,523
Websites	—	—	—	15	(15)	—
Strategic contract	9,800	(9,800)	—	9,800	(9,474)	326
Total	$17,781	$(13,490)	$4,291	$17,796	$(11,947)	$5,849

Amortization expense for the six months ended March 31, 2026 and 2025 was $1,559 and $2,072, respectively.

The Company expects to record amortization expense of intangible assets over the future periods as follows:

Fiscal year
($ in thousands)	Intangible assets
2026	$1,232
2027	2,420
2028	639
Total	$4,291

9. INDEBTEDNESS

As of March 31, 2026, the Company had a gross balance outstanding of $1,822,210, netted against discount on loans payable of $31,529. The following table reflects our outstanding debt, net of debt discounts, effective interest rates, and debt issuance costs, as of March 31, 2026 and September 30, 2025:

			As of
($ in thousands)	Maturity Date	Rate	March 31, 2026	September 30, 2025
2032 Convertible notes	Feb-32	0.27%	$1,131,850	$—
2030 Convertible notes	Jun-30	0.46%	637,519	636,036
Deferred consideration	Apr-26	8.25%	9,181	—
Western Alliance Bank credit agreement	Aug-29	6.66%	5,631	6,052
Auto & equipment loans and financing	Jun-26 to Dec-29	0.0-11.3%	4,135	1,879
Corporate facility mortgage	Apr-30	6.51%	1,906	1,943
Marquee Funding Partners debt	Aug-26 to Mar-27	13.00%	459	746
Coinbase line of credit	Not specified	8.25%	—	174,500
Total debt outstanding, net of debt discounts and debt issuance costs			$1,790,681	$821,156
Less: current portion of debt			(2,485)	(176,570)
Long-term debt, net of current portion, debt discount and debt issuance costs			$1,788,196	$644,586

The following table reflects the principal amount of loan maturities due over the next five years and thereafter as of March 31, 2026:

($ in thousands)	5-Year Loan Maturities Fiscal Year
Outstanding Loan	2026 (Remainder)	2027	2028	2029	2030	2031	Thereafter	Total
2032 Convertible notes	$—	$—	$—	$—	$—	$—	$1,150,000	$1,150,000
2030 Convertible notes	—	—	—	—	650,000	—	—	650,000
Deferred consideration	—	10,000	—	—	—	—	—	10,000
Western Alliance Bank credit agreement	437	930	996	3,327	—	—	—	5,690
Auto & equipment loans and financing	516	1,061	1,092	1,110	231	115	8	4,133
Corporate facility mortgage	42	87	93	100	1,605	—	—	1,927
Marquee Funding Partners debt	306	154	—	—	—	—	—	460
Total principal payments by fiscal year	$1,301	$12,232	$2,181	$4,537	$651,836	$115	$1,150,008	$1,822,210
Unamortized deferred financing costs and discounts								(31,529)
Total debt book value as of March 31, 2026								$1,790,681

Description of outstanding debt

2032 Convertible notes

In November 2025, we issued $1,150,000,000 aggregate principal amount of 0% convertible senior notes due 2032 (the “2032 Notes”). The 2032 Notes were issued in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The 2032 Convertible Notes are senior, unsecured obligations of the Company and bear interest at a fixed rate of 0.00% per year, payable semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2026. The 2032 Notes will mature on February 15, 2032. The net proceeds from the sales of the 2033 Notes were approximately $1,130,710 after deducting $19,290 of related offering and issuance costs. The unamortized debt issuance costs as of March 31, 2026 were $18,150. The Company used approximately $460,000 of the proceeds to repurchase its common stock (see Note 11 - Stockholders’ Equity). The fair value of the 2032 Notes was determined to be $779,160 as of March 31, 2026 based on quoted prices in markets that are not active, which is considered a Level 2 valuation input. While the 2032 Notes bear a 0% fixed interest rate, the effective interest rate for the notes as of March 31, 2026 was 0.27%, primarily reflecting the accretion of debt issuance costs.

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

As of March 31, 2026, none of the conditions permitting the holders of the 2032 Notes to convert their notes early had been met, and to require the Company to repurchase the 2032 Notes for cash. Therefore, the 2032 Notes are classified as long-term.

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

2030 Convertible notes

In December 2024, we issued $650,000 aggregate principal amount of 0% convertible senior notes due 2030 (the “2030 Notes”), including the exercise in full by the initial purchasers of the 2030 Notes of their option to purchase up to an additional $100,000 principal amount of the 2030 Notes. The 2030 Notes were issued in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2030 Notes will mature on June 15, 2030. The net proceeds from the sales of the 2030 Notes were approximately $633,688 after deducting $16,312 of offering and issuance costs related to the 2030 Notes and before the capped call transactions, as described below. The unamortized debt issuance costs as of March 31, 2026 were $12,481. The Company used $145,000 of the proceeds to repurchase its common stock (see Note 11 - Stockholders’ Equity). The fair value of the 2030 Notes was determined to be $635,726 as of March 31, 2026 based on quoted prices in markets that are not active, which is considered a Level 2 valuation methodology. While the 2030 Notes bear a 0% fixed interest rate, the effective interest rate for the notes as of March 31, 2026 was 0.46%, primarily reflecting the accretion of debt issuance costs.

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

As of March 31, 2026, none of the conditions permitting the holders of the 2030 Notes to convert their notes early had been met, and to require the Company to repurchase the 2030 Notes for cash. The 2030 Notes are classified as long-term.

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

As of March 31, 2026, the Company had no outstanding balance under the facility and had no posted bitcoin collateral.

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

As of March 31, 2026, the Company had no outstanding balance under the facility and had no posted bitcoin collateral.

Western Alliance Bank credit agreement

On August 14, 2024, the Company entered into a credit agreement that provides for borrowings under a promissory note with Western Alliance Bank (the “Western Alliance Bank Credit Agreement”). Pursuant to this agreement, the Company executed a promissory note in the amount of $7,000 in order to finance the purchase of an aircraft for operational use. The aircraft is pledged as collateral for the note. The notes bears a variable interest rate equal to the 30-day SOFR plus 3% per annum, payable monthly, and matures on August 14, 2029.

The credit agreement contains financial covenants, including a minimum loan-to-value ratio, a minimum debt service coverage ratio, and a minimum average deposit balance. As of March 31, 2026, the Company had $5,690 gross principal balance outstanding for the Western Alliance Bank Credit Agreement. The Company was in compliance with all covenants, and no events of default had occurred under the credit agreement.

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

Marquee Funding Partners debt

As of March 31, 2026, the unpaid balance on the mortgages assumed from the acquisition in August 2022 of a bitcoin mining facility from WAHA Technologies Inc. is $459. The remaining payment terms range from 5-11 months with an annual interest of 13%. The last mortgage matures on March 1, 2027.

Auto and equipment loans and financing

The Company has entered into various financing arrangements to purchase vehicles and non-miner equipment with combined principal outstanding at March 31, 2026 of $2,988. The loans vary in terms from 3-68 months remaining with annual interest rates ranging from 0.0-11.3%. The loans are secured by the purchased vehicles and equipment.

On August 28, 2024, the Company entered into a master financing agreement and related equipment financing schedule with Western Alliance Bank for borrowings of up to $1,000 to finance new equipment for operational purposes through February 28, 2025, and on March 27, 2026, the Company entered into an additional equipment schedule and amendment under its master financing agreement with Western Alliance Bank for borrowings of up to $1,000 to finance additional equipment purchases through September 27, 2026. During the interim term, borrowings under these financing arrangements bear interest at the Floating Wall Street Journal Prime Rate plus 1.00% per annum, calculated on the basis of a 360-day year consisting of twelve (12) consecutive thirty (30)-day months, and interest is charged for each day there is an outstanding balance. As of March 31, 2026, the August 2024 financing arrangement had an outstanding balance of $780, and approximately $365 was outstanding under the March 2026 financing arrangement. The Floating Wall Street Journal Prime Rate was 6.75% as of March 31, 2026, resulting in an interest rate of 7.75% per annum as of that date. The financing arrangements contain financial covenants, including a minimum loan-to-value ratio, a minimum debt service coverage ratio, and a minimum average deposit balance. As of March 31, 2026, the Company was in compliance with all covenants, and no events of default had occurred under the financing arrangements.

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

The Company had income tax benefit (including discrete items) of $9,891 and $3,043 for the three months ended March 31, 2026 and 2025, respectively. The Company also had income tax benefit of $41,306 and income tax expense of $6,174 for the six months ended March 31, 2026 and 2025, respectively.

The Company’s effective income tax rate (including discrete items) was 2.5% and 2.1% for the three months ended March 31, 2026 and 2025 and 5.2% and 5.4% for the six months ended March 31, 2026 and 2025, respectively. The Company’s effective tax rate differs from the U.S. statutory rate of 21% primarily due to maintaining a valuation allowance on the deferred tax assets. The unrealized loss on fair market value of bitcoin for the six months ended March 31, 2026 reduced the unrealized gain on fair market value of bitcoin cumulative taxable temporary difference as of September 30, 2025. This reduced its ability to be used as a source of income to recognize deferred tax assets in future periods, resulting in a year-to-date increase in the valuation allowance of $127,762.

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

11. STOCKHOLDERS’ EQUITY

Overview

As of March 31, 2026, the Company’s authorized capital stock consisted of 600,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share. As of March 31, 2026, there were 298,964,590 shares of common stock issued, 256,599,199 shares of common stock outstanding, and 1,750,000 shares of Series A Preferred Stock issued and outstanding.

As of September 30, 2025, there were 296,087,533 shares of common stock issued, 284,327,598 shares of common stock outstanding, and 1,750,000 shares of Series A Preferred Stock issued and outstanding.

Under the certificate of designation for the Series A Preferred Stock, holders were previously entitled to quarterly dividends on 2% of the Company’s earnings before interest, taxes and amortization, payable in cash or common stock. In March 2026, the Company's Board of Directors approved, and the Company filed with the Nevada Secretary of State, an amended and restated certificate of designation for the Series A Preferred Stock, which provided for the extinguishment of the quarterly dividend feature and provided for a one-time dividend payment of $30,000. Following the amendment, the Series A Preferred Stock is no longer entitled to quarterly dividends based on the Company’s earnings before interest, taxes and amortization. The Company recorded the payment as a deemed dividend (the “Deemed Dividend”), which is included in the caption Preferred stock dividends, including the deemed dividend in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income and Condensed Consolidated Statements of Stockholders’ Equity. The preferred stock dividend for the six months ended March 31, 2026 and 2025 was $30,000 and $5,141, respectively (inclusive of the Deemed Dividend paid in March 2026). The holders of the Series A Preferred Stock have a liquidation preference on the stated value of $0.02 per share. The holders are further entitled to have the Company redeem each share of their Series A Preferred Stock for three shares of common stock in the event of a change of control, and they are entitled to vote together with the holders of our common stock on all matters submitted to stockholders at a rate of forty-five (45) votes for each share of Series A Preferred Stock held.

Common stock issuances during the six months ended March 31, 2026

The Company issued 1,788,834 shares of common stock in connection with the Austin County, Texas Acquisition (see Note 3 - Acquisitions).

The Company issued 124,611 shares of common stock in connection with the exercise of stock options and warrants. Cash received from such issuance was $1,046.

Common stock repurchased during the six months ended March 31, 2026

In connection with the issuance of the 2032 Notes in November 2025 (see Note 9 - Indebtedness), the Company repurchased 30,605,456 shares of its common stock from investors in privately negotiated transactions for an aggregate repurchase price of approximately $460,000. As of March 31, 2026, the Company has accrued $3,190 in excise taxes associated with this transaction. The shares were repurchased at fair value and the entire repurchase price was allocated to the repurchase of the shares.

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

12. STOCK WARRANTS

At March 31, 2026, the Company used the Black-Scholes option-pricing model to estimate the fair value of the liability warrants using Level 3 inputs. The fair value of the liability warrants are included in the Other liabilities caption on the Condensed Consolidated Balance Sheets and the changes in fair value are included in (Loss) gain on derivative securities, net on the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.

The following is a summary of stock warrant activity during the six months ended March 31, 2026.

	Number of Warrants Outstanding	Number of Shares to be Issued Upon Exercise of Warrants	Weighted Average Exercise Price ($) (1)
Balance, September 30, 2025	22,821,286	1,604,559	$156.30
Warrants granted	—	—	$—
Warrants exercised	—	—	$—
Balance, March 31, 2026	22,821,286	1,604,559	$156.30

(1) Weighted average calculated weighting the exercise price versus the number of common shares that would be granted on exercise.

As of March 31, 2026, there were warrants exercisable to purchase 1,604,559 shares of common stock in the Company and there were no unvested warrants. These warrants have a weighted average exercise price of $156.30. Most outstanding warrants contain provisions allowing a cashless exercise at their respective exercise prices.

As of March 31, 2026, 22,813,726 of the outstanding warrants had a weighted average remaining term of 2.6 years and an intrinsic value of $5. The remaining 7,560 of the outstanding warrants do not have expiration dates and have an intrinsic value of $37.

13. STOCK-BASED COMPENSATION

The Company grants various equity awards as compensation for services received. Typically, the equity awards are meant to encourage retention of our workforce and accordingly certain awards also require a service period in addition to performance based awards.

Such awards have historically been in the form of stock options and restricted stock units. Grants of restricted stock units can be any of the of the following types: (a) time-based awards subject only to continued service conditions (“RSUs”), (b) performance-based awards subject to achievement of specified operational objectives (“PSUs”), or (c) market-performance-based awards with payout based on specified market conditions (“MPSUs”).

As of March 31, 2026 there were 718,525 shares available and authorized for issuance under the Plan.

The Company recognized $24,186 and $6,122 for the six months ended March 31, 2026 and 2025, respectively, in stock-based compensation.

STOCK OPTIONS

The following is a summary of stock option activity during the six months ended March 31, 2026:

	Number of Option Shares	Weighted Average Exercise Price ($)
Balance, September 30, 2025	2,162,186	$15.66
Options expired	(22,592)	$14.07
Options forfeited	(54,904)	$10.47
Options exercised	(124,611)	$8.40
Balance, March 31, 2026	1,960,079	$16.28

As of March 31, 2026, there were options exercisable to purchase 1,632,606 shares of common stock in the Company and 327,473 unvested options outstanding that cannot be exercised until vesting conditions are met. As of March 31, 2026, the outstanding options had a weighted average remaining term of 6.5 years and an intrinsic value of $1,132. Forfeitures of options are recognized as they occur.

The Company recognized stock-based compensation expense relating to stock options of $1,768 and $2,123 for the six months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, the Company expects to recognize $3,418 of stock-based compensation for the non-vested outstanding options over a weighted-average period of 1.2 years.

RESTRICTED STOCK UNITS

On March 9, 2026, the Company granted 124,880 RSUs to its board members as part of their annual compensation. These RSUs have a combined grant-date fair value of $1,200. The RSUs are scheduled to vest in four equal quarterly installments on June 30, 2026, September 30, 2026, December 31, 2026, and March 31, 2027. As of March 31, 2026, the Company had not settled or issued any of these RSUs because no vesting date had occurred.

On March 20, 2026, the Company granted 5,411,148 awards to 22 members of its senior leadership team under its 2026 Long Term Incentive Plan (“2026 LTIP”), which was approved by the Compensation Committee of the Board of Directors, consisting of approximately 40% RSUs and 60% performance-based awards, with the performance-based portion split equally between PSUs and MPSUs.

The Company’s RSUs vest over 3 years, on an annual basis. The value of RSUs is calculated using the closing price of the Company’s common stock on the grant date. Compensation cost for RSUs is recognized ratably over the requisite service period. The Company recognizes forfeitures as they occur.

The following table summarizes the activity for all RSUs during the six months ended March 31, 2026:

	Number of Shares	Weighted Average Fair Value Per Share	Aggregate Intrinsic Value
Outstanding at September 30, 2025	12,891,419	$9.16	$186,926
Granted	3,821,813	$10.71
Vested	(926,093)	$8.62
Forfeited	(184,079)	$8.16
Outstanding at March 31, 2026	15,603,060	$9.58	$132,782

As of March 31, 2026, the Company had 15,603,060 outstanding unvested time-based restricted stock awards, which will vest over the weighted average 2.5 years. As of March 31, 2026, the unrecognized compensation costs related to all RSUs is $121,112.

The Company recognized stock-based compensation expenses related to RSUs, of $21,686 and $3,942 for the six months ended March 31, 2026 and 2025, respectively.

PERFORMANCE STOCK UNITS

2026 Long Term Incentive Plan

The 60% of the 2026 LTIP granted by the Company consisted of 30% PSU and 30% MPSU. Under the 2026 LTIP, the operational PSU tranche is based on gross MW under executed contracts for AI data center leases and the market-performance tranche is based on a 20-day volume-weighted average price (“VWAP”) multiple at 2.0x the baseline stock price on grant date of $9.40. The Company valued the awards of the operational PSUs using the closing price of the Company’s common stock on the grant date. The MPSUs were valued using a Monte Carlo simulation model whereby the grant date fair value was determined to be $5.79 per unit. Compensation cost for PSUs is recognized over the requisite service period based on the Company’s estimate of the probable payout outcome, with cumulative catch-up adjustments recorded when those estimates change. Compensation cost for MPSUs is recognized over the requisite service period based on the fixed grant-date fair value, regardless of whether the market condition is ultimately achieved, provided the requisite service is rendered. The 2026 LTIP PSUs and MPSUs may be achieved during the applicable performance measurement period, but any resulting awards vest only on March 20, 2029, subject to continued service. As of March 31, 2026, the Company has estimated that 100% of the operational PSU tranche will vest, based on currently owned locations actively marketed or expected to be marketed with power capabilities to meet the expected performance targets by March 20, 2027. The Company will evaluate the status of this performance metric each period end will record an expense true-up in the period of any estimate change.

The following table summarizes the performance targets and payout levels for the operational PSU tranche granted under the 2026 LTIP:

2026 LTIP Operational PSU Performance Targets
Executed Lease Agreement Achievement Level through March 20, 2027	Payout as a % of Target PSU Tranche
Less than 600 MW	0%
600 MW to 699 MW	25%
700 MW to 799 MW	50%
800 MW or greater	100%

Strategic Transformation Performance Award

Also on March 20, 2026, the Company granted 7,698,000 performance stock awards to three executives under the one-time Strategic Transformation Performance Award (“STPA”). The STPA was approved by the Compensation Committee of the Board of Directors and was granted under the Company’s stockholder-approved equity incentive plan. The STPA consisted entirely of performance-based awards, split equally between PSUs and MPSUs. Under the STPA, the operational PSU tranche is based on Total Gross MW of AI data centers “Ready for Service” and the market-performance tranche is based on a 20-day VWAP multiple ranging from 5.0x to 10.0x the baseline stock price on grant date of $9.40. The Company valued the awards of the operational PSUs using the closing price of the Company’s common stock on the grant date. The MPSUs were valued using a Monte Carlo simulation model whereby the grant date fair value was determined to be $6.71 per unit. Compensation cost for PSUs is recognized over the requisite service period based on the Company’s estimate of the probable payout outcome, with cumulative catch-up adjustments recorded when those estimates change. Compensation cost for MPSUs is recognized over the requisite service period based on the fixed grant-date fair value, regardless of whether the market condition is ultimately achieved, provided the requisite service is rendered. The STPA PSUs and MPSUs may be achieved during the performance period between the grant date and September 30, 2030, and any earned awards are released only if the grantee remains employed through September 30, 2030. As of March 31, 2026, the Company has estimated that 0% of the operational PSU tranche will vest since no data center leases have yet been executed and accordingly, no lease commencement dates can be estimated as “Ready for Service” within the performance period. The Company will evaluate the status of future lease transactions each period end and will record an expense true-up in the period of such change.

The following table summarizes the performance targets and payout levels for the operational PSU tranche granted under the STPA:

STPA Operational PSU Performance Targets
AI Data Center Capacity Ready for Service Achievement Level through September 30, 2030	Payout as a % of Target PSU Tranche
Less than 1.00 GW	0%
1.00 GW to 1.49 GW	25%
1.50 GW to 1.99 GW	40%
2.00 GW to 2.24 GW	70%
2.25 GW to 2.49 GW	90%
2.50 GW or greater	100%

The following table summarizes the market-performance targets and payout levels for the MPSU tranche granted under the STPA:

STPA MPSU Market-Performance Targets
20-Day VWAP Achievement Level through September 30, 2030	Implied 20-Day VWAP Based on $9.40 Baseline Stock Price	Payout as a % of Target MPSU Tranche
Less than 5.0x baseline stock price	Less than $47.00	0%
5.0x baseline stock price	$47.00	20%
6.0x baseline stock price	$56.40	35%
7.0x baseline stock price	$65.80	55%
8.0x baseline stock price	$75.20	75%
9.0x baseline stock price	$84.60	90%
10.0x baseline stock price	$94.00	100%

The following table summarizes the activity for all PSUs and MPSUs during the six months ended March 31, 2026:

	General PSUs	LTIP PSUs	STPA PSUs	Total Number of Shares	Weighted Average Fair Value Per Share	Aggregate Intrinsic Value
Outstanding at September 30, 2025	38,460	—	—	38,460	$10.61	$558
Granted	—	3,246,689	7,698,000	10,944,689	$7.92
Vested	(38,460)	—	—	(38,460)	$10.61
Outstanding at March 31, 2026	—	3,246,689	7,698,000	10,944,689	$7.92	$93,139
Less: Not expected to vest	—	—	3,849,000	3,849,000	$9.40
Expected to vest, March 31, 2026	—	3,246,689	3,849,000	7,095,689	$7.11	$60,384

The fair values of the MPSUs were determined using the Monte Carlo simulation and the inputs of MPSUs issued in the six months ended March 31, 2026 were as follows:

Fair value assumptions - Market-based RSUs granted:	March 31, 2026
Risk free interest rate	3.95%
Expected volatility	101.70%
Expected dividends through the vesting term	$0.00
Performance period (years)	1.0 - 4.5
Vesting term (years)	3.0 - 4.5

As of March 31, 2026, the Company had 7,095,689 stock awards related to PSUs expected to vest combined with MPSUs outstanding. The total compensation cost related to unearned PSUs expected to vest and MPSUs not yet recognized, assuming the Company’s current projected assessment of the level of performance that will be achieved, was approximately $47,362 and the weighted average period over which it is expected to be recognized is approximately 3.8 years. This estimate is based on the current projected levels of performance of outstanding PSUs. The compensation cost not yet recognized could be higher or lower based on actual achieved levels of performance.

Stock-based compensation expense relating to PSUs and MPSUs was $733 and $57 for the six months ended March 31, 2026 and 2025, respectively.

14. REVENUE AND VENDOR CONCENTRATIONS

The Company has one mining pool operator (Foundry Digital) that represented 100% of revenue for the six months ended March 31, 2026 and 2025. Revenues from Foundry Digital represented 100% of the Company’s total revenues for each of those years, as all bitcoin mining rewards are received through the Foundry mining pool.

The Company had the following significant suppliers of bitcoin miners, with the percentage based on purchase amounts for the six months ended March 31, 2026 and 2025:

	For the six months ended March 31,
	2026	2025
16287042 Canada Inc.	20%	—
Bitmain Technologies	72%	94%

15. COMMITMENTS AND CONTINGENCIES

Contractual future payments

The contractual future payments related to the Company’s indebtedness are disclosed in Note 9 - Indebtedness to the Condensed Consolidated Financial Statements. The following table sets forth additional information regarding the Company’s unconditional contractual future obligations as of March 31, 2026 that are not recorded in the Condensed Consolidated Balance Sheets:

	Fiscal Year
($ in thousands)	2026	2027	2028	Total
Contractual obligations:
Modular immersion data centers	$17,000	$—	$—	$17,000
Equipment maintenance service contracts	947	—	—	947
Construction in progress	30,504	4,202	—	34,706
Software contracts	261	1,223	1,281	2,765
Other service contracts	500	450	—	950
Total	$49,212	$5,875	$1,281	$56,368

U.S. importation tariffs

In May 2025, the Company began receiving invoices from the U.S. Customs and Border Protection agency (“CBP”) asserting Chinese origin import tariffs on certain miners imported in 2024. In addition to the documentation received by the Company during importation that validates non-Chinese origin, the seller of the miners has consistently represented to the Company that the country of origin of the mining hardware was not China, as required by the applicable purchase agreements. In the event that CBP were to successfully defend its allegations of Chinese origin and assert import duties with respect to the remaining entries at issue, the Company’s total tariff liability in respect of previously purchased miners could rise to approximately $130,000, not including statutory interest. The Company has filed administrative protests challenging these determinations, and certain protests have been approved by CBP through the administrative process. The Company continues to believe CBP’s allegation of Chinese origin are without merit and continues to contest the remaining asserted duties.

While the ultimate outcome of this matter remains uncertain, the Company has determined that a loss is not probable and, accordingly, no provision was recorded as of March 31, 2026.

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

On September 24, 2025, the Court granted Plaintiffs’ motion for class certification. Expert discovery concluded in late 2025. On December 12, 2025, the Company filed motions to exclude the reports and testimony of Plaintiffs’ two expert witnesses, Dr. Zahn Bozanic and David M. Ponte, which were fully briefed as of March 3, 2026, and remain pending.

The Company believes that the claims asserted are without merit and intends to defend against them vigorously. At this time, the Company is unable to estimate potential losses, if any, that may arise.

Consolidated Smith Derivative Actions

Between February 21, 2023, and March 8, 2023, four shareholder derivative actions were filed in the Eighth Judicial District Court of the State of Nevada in Clark County against certain current and former officers and directors of the Company, including its Executive Chair, Chief Executive Officer, and former Chief Financial Officer. Each action was consolidated in the Eighth Judicial District Court of Nevada (the “Consolidated Smith Action”). The claims assert breach of fiduciary duty, unjust enrichment, and corporate waste under Nevada law, with the plaintiffs seeking monetary damages, restitution, declaratory relief, litigation costs, and the imposition of additional corporate governance and internal controls.

The Company’s Board of Directors formed a Special Litigation Committee (the “SLC”) to investigate and evaluate the claims in accordance with Nevada law. On November 6, 2023, the court granted the SLC’s motion to intervene and stayed the case pending the SLC’s Motion that the Claims Should be Dismissed (the “Motion to Defer”). On April 2, 2026, the Court denied the Motion to Defer without prejudice to the defendants’ contentions relative to the merits of the action. The denial was procedural in nature and did not constitute a ruling on the merits of underlying claims. The Company is evaluating whether to seek appellate review or other available remedies.

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

Company Overview

We are a data center developer, until recently focused exclusively on bitcoin mining. We focus on providing scalable, energy-efficient digital infrastructure across the United States. We independently own, lease and operate a large portfolio of data centers and power assets with locations in Georgia, Tennessee, Mississippi and Wyoming for a total contracted power capacity of approximately 1,809 megawatts (“MW”) as of March 31, 2026. In February 2026 and October 2025, we acquired properties and related power agreements in Texas to support the development of a next-generation data center campus. In February 2026, we acquired property in Tennessee, and, in December 2025, we acquired property in South Dakota with intentions to build out infrastructure at these sites. We intend to continue our growth in these regions and are actively developing plans for additional capacity in these states and other regions. We have no intention to mine, purchase or hold any crypto assets other than bitcoin at this time or in the foreseeable future, and we did not hold any other crypto asset as of March 31, 2026.

We design our infrastructure to responsibly secure and support both bitcoin mining and AI and HPC workloads. We cultivate trust and transparency among our employees and the communities where we operate.

Bitcoin Mining

Bitcoin mining has historically been our principal revenue generating business activity. Factors such as access to specialized mining servers, energy, electricity cost, environmental factors (such as cooling capacity) and location play important roles in mining. As of March 31, 2026, our operating mining units produced an average computing power of 47.3 exahash per second (“EH/s”), following our achievement of a peak hashrate of 50 EH/s during fiscal year 2025. In bitcoin mining, “hashrate” is a measure of the computing and processing power and speed by which a mining computer mines and processes transactions on the bitcoin network. We expect to continue increasing our computing power through 2026 and beyond as we expand infrastructure at our owned sites in Tennessee, Georgia, Mississippi, and Wyoming, while also pursuing regional expansion opportunities and evaluating strategic acquisition targets. A company’s computing power, measured in hashrate, is a significant driver of its bitcoin mining revenue, and when compared to the global hashrate, determines the company’s market share, making hashrate one of the most important metrics for evaluating bitcoin mining companies.

We owned approximately 326,885 miners, of which approximately 224,473 were in service as of March 31, 2026. The remainder primarily consists of new machines that are ready for installation at expansion sites, are under evaluation for relocation, or are awaiting repair. Our miners range in age from 1-63 months and have an average age of approximately 20 months. We estimate the useful lives of our miners to be three years. We do not have scheduled downtime for our miners; however, we periodically perform unscheduled maintenance and curtailments on our miners, but such downtime has not historically been significant. When performing unscheduled maintenance, we will typically replace the miner with a substitute miner to limit overall downtime. The miners in service as of March 31, 2026 had a range of energy efficiency (joules per terahash – “J/TH”) of 13.5 to 29.5 J/TH with an average operating energy efficiency of 16.2 J/TH.

We obtain bitcoin from our mining operations by contributing all of our computing power to a single mining pool operator, which is currently our sole customer under a contract terminable at any time by either party. In exchange, we earn variable consideration in the form of bitcoin rewards, determined daily using a predetermined formula based on our contributed computing power. The consideration is included in revenue once it is no longer constrained, when we can reasonably estimate the rewards and determine a significant reversal is unlikely, and our sole performance obligation of providing computing power is satisfied. Revenue is not disaggregated into block rewards and transaction fees. From time to time, we sell bitcoin to support operations and strategic growth, and we may also use bitcoin as collateral for lending arrangements. In April 2025, we launched an institutional-grade in-house trading function as we shift to a balanced approach between monetizing new production and building long-term holdings, and we plan to continue to integrate these strategies into our regular treasury management activities. As part of this strategy, we began entering into bitcoin-linked derivative contracts to economically hedge the volatility of bitcoin prices and to generate liquidity in support of core operating activities. These contracts serve as a strategic alternative to selling bitcoin directly and are intended to monetize our bitcoin holdings while managing exposure to adverse price movements. The types of derivatives utilized for this purpose may include bitcoin forwards, options, and other structured instruments. These contracts are typically short-term in nature and may be cash-settled or settled in-kind. Treasury management activities may serve cash management, strategic growth, or bitcoin balance hedging, incremental other income or other general corporate purposes. Currently, we do not employ a fixed formula for when or how much bitcoin to sell, and decisions are made by management based on working capital needs, real-time market conditions, risk management objectives, and broader strategic considerations.

The value of bitcoin has historically been subject to wide swings. The following table provides a range of intraday low and intraday high bitcoin prices between October 1, 2024 through March 31, 2026.

Range of intraday bitcoin prices
Quarterly Reporting Periods Ended	Minimum Price	Maximum Price
December 31, 2024	$58,864	$108,389
March 31, 2025	76,555	109,358
June 30, 2025	74,421	112,000
September 30, 2025	105,120	124,533
December 31, 2025	80,525	126,296
March 31, 2026	60,000	97,964

As of March 31, 2026, we held approximately 11,920 bitcoins and had a receivable for 1,641 bitcoin that was posted as collateral and recorded on our Condensed Consolidated Balance Sheets as Receivable for bitcoin collateral. The fair value of our bitcoin as of March 31, 2026 was $813,221 on our Condensed Consolidated Balance Sheets and the fair value of our Receivable for bitcoin collateral was $111,940. The fair value of bitcoin for each reporting period reflects the price of one bitcoin quoted on the active exchange, Coinbase, at the end of the reporting period. Therefore, decreases in the market price of bitcoin could have a material impact on our earnings and on the carrying value of our bitcoin.

As of March 31, 2026 and September 30, 2025, the Company did not hold any other cryptocurrency of value other than bitcoin.

AI and HPC Hosting

Leveraging our power optimization, land acquisition, engineering, operations and construction expertise, we have been actively pursuing opportunities to develop portions of our sites and power pipeline for AI, HPC and other advanced data-center hosting and leasing applications. The expansion of AI technologies and the increasing electricity requirements of AI and HPC workloads have positioned our infrastructure as a competitive platform for hyperscalers, cloud service providers and AI and HPC companies seeking reliable and energy-efficient capacity. As of March 31, 2026 and September 30, 2025, we had earned no revenues from our AI and HPC services business.

We are evaluating existing properties for potential conversion or dual-use development to support AI and HPC tenants and are advancing design and permitting activities for greenfield data-center sites. On February 27, 2026, we acquired property in Brazoria County, Texas and secured a framework for approximately 300 megawatts for power capacity, with potential expansion to approximately 600 megawatts, to support the development of a next-generation data center campus. On October 27, 2025, we acquired property in Austin County, Texas and secured approximately 285 megawatts of planned power capacity to support a similar purpose. These transactions mark the Company’s entry into the Texas market and have expanded our portfolio of land and power-related infrastructure for future AI and HPC development.

We maintain real property holdings through our wholly owned and consolidated subsidiaries.

Results of Operations for the three and six months ended March 31, 2026 and 2025

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

The energy efficiency of a mining fleet helps drive profitability, because the most significant direct expense for bitcoin mining is power. We measure efficiency by the joules (or watts) of energy required to produce each terahash of processing power. We believe we operate a highly efficient fleet of miners.

The table below describes our fleet as of March 31, 2026 and 2025 and our miner efficiency and computing power as compared to the global computing power.

	As of March 31,
Combined facilities	2026	2025
Global hashrate (in terms of EH/s) (1)	1,016	835
Miner efficiency (J/TH) (2)	16.2	17.0
CleanSpark average hashrate (in terms of EH/s) (3)	47.3	42.4
CleanSpark percentage of total global hashrate	4.66%	5.08%

(1) Total global hashrate was obtained from Hashrate index (https://data.hashrateindex.com/network-data/network).

(2) Joules of energy required to produce each terahash of processing power, based on the Company’s miner fleet operating at period end.

(3) The average hashrate was calculated from operating activity for the final month of each respective reporting period.

As of March 31, 2026, our operating hashrate was approximately 4.66% of the total global hashrate, and we received approximately the same percentage of the global blockchain rewards, which, as of that date, equaled approximately 20-21 bitcoin per day, excluding the bitcoin earned from network transaction fees. Ultimately, in order to mine profitably, we work to ensure that these mining rewards cover our direct operating costs.

The table below describes the average cost of mining each bitcoin for the three and six months ended March 31, 2026 and 2025 and the total energy usage and cost per each kilowatt hour (“kWh”) utilized within our owned facilities.

Cost of Revenues - Analysis of costs to mine one bitcoin	For the three months ended March 31,		For the six months ended March 31,
(per bitcoin amounts are actual)	2026	2025	2026	2025
Cost of Mining - Owned Facilities
Cost of energy per bitcoin mined	$45,387	$42,664	$48,946	$38,437
Other direct costs of mining - non energy utilities per bitcoin mined	24	3	36	41
Cost to mine one bitcoin - direct energy cost - Owned facilities	$45,411	$42,667	$48,982	$38,478
Miner depreciation per bitcoin mined	58,029	35,056	55,098	33,552
Financing costs per bitcoin mined	—	60	—	78
Direct cost to mine including non-cash depreciation and financing costs - Owned facilities	$103,440	$77,783	$104,080	$72,108

Average revenue of each bitcoin mined (1)	$75,827	$92,811	$87,733	$88,529
Direct cost to mine one bitcoin as % of average bitcoin mining revenue - Including direct energy cost only	59.9%	46.0%	55.8%	43.5%
Direct cost to mine one bitcoin as % of average bitcoin mining revenue - Including miner depreciation expense	136.4%	83.8%	118.6%	81.5%

Statistics
Owned Facilities
Total bitcoin mined at owned facilities (2)	1,799	1,938	3,620	3,755
Bitcoin mining revenue - owned facilities - ($ in thousands)	$136,408	$179,834	$317,588	$332,394
Total miners in service in owned facilities	224,473	205,412	224,473	205,412
Total kWh utilized	1,555,406,974	1,368,226,176	3,275,784,307	2,620,155,193
Total energy expense - ($ in thousands)	$81,648	$82,668	$177,184	$144,316
Cost per kWh	$0.052	$0.060	$0.054	$0.055
Energy expense as a percentage of bitcoin mining revenue, net	59.9%	46.0%	55.8%	43.4%
Other direct costs of mining - non energy utilities ($ in thousands)	$44	$5	$129	$155
Depreciation expense - miners only - ($ in thousands)	$104,392	$67,925	$199,451	$125,977
Direct miner financing costs - ($ in thousands)	$—	$116	$—	$295

(1) Average revenue of each bitcoin mined is calculated by dividing the sum of bitcoin mining revenue for our owned facilities by the total number of bitcoin mined by our owned facilities during the respective periods. We have determined that Coinbase is the principal market for valuing bitcoin transactions and use the closing price of bitcoin at 23:59:59 UTC as the source of recording revenue. See the table “Range of intraday bitcoin prices” for information on the range of intraday bitcoin prices for quarterly periods between October 1, 2024 and March 31, 2026.

(2) Includes mining rewards and transaction fees but excludes the reduction for pool operator fees.

Power prices are the most significant cost driver for our wholly owned locations, and energy expense represented 59.9% and 46.0% as expressed as a percentage of bitcoin mining revenues during the three months ended March 31, 2026 and 2025, respectively, and 55.8% and 43.4% as expressed as a percentage of bitcoin mining revenues during the six months ended March 31, 2026 and 2025, respectively.

Energy prices can be highly volatile and global events can impact energy rates. We have a diverse portfolio of power contracts across our sites in the states of Georgia, Mississippi, Tennessee and Wyoming. These contracts are currently subject to variable prices and market rate fluctuations with respect to wholesale power costs. Such prices are governed by power purchase agreements which vary by location, and said prices can change hour to hour. While this renders energy prices less predictable, it also gives us greater ability and flexibility to actively manage the energy we consume with a goal of increasing profitability and energy efficiency. Energy prices are also highly sensitive to weather events, such as winter storms, polar vortices and hurricanes, which increase the demand for power regionally. When such events occur, we may curtail our operations to avoid using power at increased rates. The average power prices we paid under our power contracts at our owned facilities were $0.052 and $0.060 per kWh for the three months ended March 31, 2026 and 2025, respectively, and were $0.054 and $0.055 per kWh, for the six months ended March 31, 2026 and 2025, respectively.

The management team makes real-time determinations on the need and timing during which we should curtail our operations. We curtail when power prices exceed the value we would receive for the corresponding fixed bitcoin reward. This means if bitcoin’s value decreases or energy prices increase, our curtailment will increase; likewise, when bitcoin’s value increases and energy prices decrease, our curtailment will decrease. The management and operations teams manage these decisions on an hour-by-hour basis across all our sites. The Company did not have significant curtailment and maintained an average uptime greater than 90% during the six months ended March 31, 2026. A large portion of the curtailment during the first quarter related to Hurricane Helene which affected our Georgia sites at the end of September 2024 to the beginning of October 2024. The southeast Georgia sites were shut down as the hurricane began impacting the region, thus at the beginning of the October 2024, these sites were operating on approximately 200 MW which gradually increased during the same week to their full 365 MW capacity when utility service was restored to the communities.

The Company records depreciation expense (a non-cash expense) on its miners on a straight-line basis over the miners’ expected useful life. Such non-cash depreciation amounts are recorded within the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income as Depreciation and amortization. Although the Company recognizes depreciation with respect to its mining assets, it does not consider depreciation in determining whether it is economical to operate its mining equipment since depreciation expense is not an avoidable operating cost, such as energy costs. The table above presents the non-cash miner depreciation expense on a “per bitcoin” basis, calculated by dividing miner depreciation expense in our owned facilities by the number of bitcoin mined in the owned facilities. On a “cost per bitcoin” ratio, miner depreciation expense was $55,098 and $33,552 for the six months ended March 31, 2026 and 2025, respectively.

In the prior period ended March 31, 2025, we had financing costs for a limited number of miners in our miner fleet, and such costs were recorded within Interest expense in our Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. The table above presents financing costs per bitcoin calculated by dividing direct interest expense on our miner financing agreement by the number of bitcoin mined in our owned facilities. On a cost per bitcoin ratio, for the three and six months ended March 31, 2025 the financing costs per bitcoin mined was $60 and $78, respectively.

A total of 147 bitcoin were mined at hosted facilities during the six months ended March 31, 2025. As of March 31, 2025, the Company had exited all bitcoin mining operations conducted at hosted facilities and since then conducts mining exclusively at owned and leased facilities. Accordingly, no bitcoin were mined at hosted facilities during the comparable periods in the current year. Management no longer evaluates operating performance using hosted-facility metrics, and current-period disclosures reflect only the cost structure and operating statistics of owned and leased mining locations. Prior-year hosted-facility results are discussed only to the extent necessary to explain period-over-period changes.

Results of Operations for the three months ended March 31, 2026 and 2025

($ presented in 000's, except for average bitcoin price)

Bitcoin mining revenue

We earned $136,408 in bitcoin mining revenue during the three months ended March 31, 2026, which was a decrease of $45,304, or 25%, as compared to $181,712 for the three months ended March 31, 2025. Bitcoin mining revenues are recorded net of bitcoin mining fees charged by our sole mining pool operator (Foundry) that equaled approximately 0.21% of gross bitcoin mining revenues for the three months ended March 31, 2026, and are determined by two main drivers: quantity of bitcoin mined and the price of bitcoin on the date the bitcoin is mined. During the three months ended March 31, 2026, we mined 1,795 bitcoin with an average bitcoin price of $75,989 as compared to 1,957 bitcoin with an average bitcoin price of $92,870 during the three months ended March 31, 2025. The decrease in bitcoin mining revenue for the three months ended March 31, 2026 was attributable to the decrease in the average bitcoin price combined with a decrease in total bitcoin mined during the period as compared to the three months ended March 31, 2025. Although the number of our miners in operation increased to 224,473 as of March 31, 2026 from 205,412 as of March 31, 2025, global hashrate grew more rapidly over the same period, increasing competition across the blockchain network. As a result, our relative share of total network computational power declined, which contributed to the decrease in bitcoin mined during the three months ended March 31, 2026.

Cost of revenues (exclusive of depreciation and amortization expense)

Our cost of revenues was $81,691 for the three months ended March 31, 2026, which represents a decrease of $3,733, or 4%, as compared with $85,424 for the three months ended March 31, 2025. This decrease in costs was primarily related to energy costs to operate the miners within our owned facilities, which were $81,648 for the three months ended March 31, 2026, a decrease of $1,020, or 1%, as compared to $82,668 for the three months ended March 31, 2025. Energy costs were generally consistent in comparison, with the slight decrease reflecting normal changes in our operating footprint and power utilization across owned facilities, partially offset by the increase in miners operating at those locations. Additionally, we continually evaluate energy and bitcoin prices and periodically will curtail our mining operations when it is advantageous to do so.

Professional fees

Professional fees, which consisted primarily of legal, accounting and consulting fees, were $9,652 for the three months ended March 31, 2026, an increase of $6,669, or 224%, from $2,983 for the three months ended March 31, 2025. This increase was primarily attributable to higher consulting and other professional fees of $7,330 for the three months ended March 31, 2026, as compared to $1,942 for the three months ended March 31, 2025. These costs were incurred in connection with evaluating and developing our HPC and AI initiatives.

Payroll expenses

Payroll expenses were $24,922 for the three months ended March 31, 2026, an increase of $9,667, or 63%, from $15,255 for the three months ended March 31, 2025. Our payroll expenses include all compensation-related expenses for our employees and mainly include salaries, wages, payroll-related taxes and benefits and non-cash stock-based compensation. Payroll expenses, excluding non-cash stock-based compensation, were $13,785 for the three months ended March 31, 2026, representing an increase of 13% from $12,154 for the three months ended March 31, 2025, and were mainly attributed to increased headcount due to expansion of operational locations.

Stock-based awards granted to certain employees are a significant portion of our payroll-related costs. Stock-based compensation for employees, which is a non-cash expense, was $11,137 for the three months ended March 31, 2026, an increase of $8,036, or 259%, from $3,101 for the three months ended March 31, 2025. The lower overall stock-based compensation for the three months ended March 31, 2025 was due to that lack of a formal grant date or service inception date under the 2025 LTIP as of March 31, 2025 and accordingly there was no expense recognized under this plan over that prior year period.

General and administrative expenses

General and administrative expenses increased to $16,105 for the three months ended March 31, 2026 from $11,736 for the three months ended March 31, 2025, representing an increase of $4,369 or 37%. This increase was primarily attributable to increases in corporate overhead, including, but not limited to, property taxes, rent, and maintenance expenses due to the increase in owned assets.

Loss (gain) on fair value of bitcoin, net

Loss on fair value of bitcoin, net for the three months ended March 31, 2026 and 2025 was $224,107 and $127,667, respectively, a total variance of $96,440. We measured crypto assets at fair value and included the gains and losses from remeasurement in net income. The loss for the three months ended March 31, 2026 is attributable to the change in bitcoin’s fair value from approximately $87,500 per bitcoin on December 31, 2025 to approximately $68,200 per bitcoin on March 31, 2026. The loss for the three months ended March 31, 2025 pertains to the change in bitcoin’s fair value from approximately $93,400 per bitcoin on December 31, 2024 to $82,500 per bitcoin on March 31, 2025.

Depreciation and amortization

Depreciation and amortization expense increased to $115,881 for the three months ended March 31, 2026, from $78,901 for the three months ended March 31, 2025, an increase of $36,980, or 47%. Depreciation expense increased by $37,332, or 48%, during the three months ended March 31, 2026, to $115,265 from $77,933, mainly due to an increase in miners and mining-related equipment being in service during the comparative period.

Amortization expense for the three months ended March 31, 2026 was $616, a decrease of $351, or 36%, from $967 for the three months ended March 31, 2025. The decrease in amortization expense is primarily due to some of the Company’s intangible assets aging off of the balance sheet.

Other (expense) income

Other expense was $42,555 and $3,811 for the three months ended March 31, 2026 and 2025, respectively, which represents a change of $38,744.

The loss on bitcoin collateral was the primary reason for the increase in other expense since in the prior year there was no collateral held by Coinbase or other counterparties. The loss in the fair value of collateral of $38,838 for the three months ended March 31, 2026 is attributable to the change in the underlying collateral that was posted while bitcoin’s fair value fell during the period from approximately $87,500 per bitcoin on December 31, 2025 to approximately $68,200 per bitcoin on March 31, 2026.

Interest income in the three months ended March 31, 2026 increased by $1,058 to $3,072 from $2,014 for the three months ended March 31, 2025 due to greater balance of cash retained in short-term interest-bearing accounts.

Interest expense in the three months ended March 31, 2026 increased by $787 to $2,054 from $1,267 for the three months ended March 31, 2025 due to the amortization of deferred issuance costs from the convertible notes and the lines of credit which the company had a limited volume of outstanding amounts during the comparative period.

Net (loss) income

Net loss for the three months ended March 31, 2026 and 2025 was $378,343 and $138,792, respectively, an increase in net loss of $239,551 due to the reasons stated above.

Results of continuing operations for the six months ended March 31, 2026 and 2025

($ presented in 000's, except for average bitcoin price)

Bitcoin mining revenue

We earned $317,588 in bitcoin mining revenue during the six months ended March 31, 2026, which was a decrease of $26,430, or 8%, as compared with $344,018 for the six months ended March 31, 2025. Bitcoin mining revenues are recorded net of bitcoin mining fees charged by our sole mining pool operator (Foundry) that equaled approximately 0.20% of gross bitcoin mining revenues for the six months ended March 31, 2026, and are determined by two main drivers: quantity of bitcoin mined and the price of bitcoin on the date the bitcoin is mined. During the six months ended March 31, 2026, we mined 3,612 bitcoin with an average bitcoin price of $87,916 as compared to 3,902 bitcoin with an average bitcoin price of $88,170 during the six months ended March 31, 2025. The decrease in bitcoin mining revenue for the six months ended March 31, 2026 was attributable to the decrease in the average bitcoin price combined with a decrease in total bitcoin mined during the period as compared to the six months ended March 31, 2025. Although the number of our miners in operation increased to 224,473 as of March 31, 2026 from 205,412 as of March 31, 2025, global hashrate grew more rapidly over the same period, increasing competition across the blockchain network. As a result, our relative share of total network computational power declined, which contributed to the decrease in bitcoin mined during the six months ended March 31, 2026.

Cost of revenues (exclusive of depreciation and amortization expense)

Our cost of revenues was $177,312 for the six months ended March 31, 2026, which represents an increase of $21,598, or 14%, as compared with $155,714 for the six months ended March 31, 2025. These costs were primarily related to energy costs to operate the miners within our owned facilities, which were $177,184 for the six months ended March 31, 2026, an increase of $31,442 or 22% as compared to $145,742 for the six months ended March 31, 2025. The increase in energy costs was due to the expansion of our operations since March 31, 2025 and the increase in the volume of miners operating in our owned locations. We continually evaluate energy and bitcoin prices and periodically will curtail our mining operations when it is advantageous to do so.

Professional fees

Professional fees, which consisted primarily of legal, accounting and consulting fees, were $15,058 for the six months ended March 31, 2026, an increase of $8,190, or 119%, from $6,868 for the six months ended March 31, 2025. This increase was primarily attributable to higher consulting and other professional fees of $10,002 for the six months ended March 31, 2026, as compared to $4,382 for the six months ended March 31, 2025. These costs were incurred in connection with evaluating and developing our HPC and AI initiatives.

Payroll expenses

Payroll expenses were $48,707 for the six months ended March 31, 2026, an increase of $12,583, or 35%, from $36,124 for the six months ended March 31, 2025. Our payroll expenses include all compensation-related expenses for our employees and mainly include salaries, wages, payroll-related taxes and benefits and non-cash stock-based compensation. Payroll expenses, excluding non-cash stock-based compensation, were $26,486 for the six months ended March 31, 2026, representing a decrease of 12% from $30,002 for the six months ended March 31, 2025, and were mainly attributed to changes in the composition and timing of payroll costs during the period, partially offset by increased headcount associated with the expansion of operational locations.

Stock-based awards granted to certain employees are a significant portion of our payroll-related costs. Stock-based compensation, which is a non-cash expense, was $22,221 for the six months ended March 31, 2026, an increase of $16,099, or 263%, from $6,122 for the six months ended March 31, 2025. The lower overall stock-based compensation for the six months ended March 31, 2025 was due to that lack of a formal grant date or service inception date under the 2025 LTIP as of March 31, 2025, and accordingly there was no expense recognized under this plan.

General and administrative expenses

General and administrative expenses increased to $31,547 for the six months ended March 31, 2026 from $21,790 for the six months ended March 31, 2025, representing an increase of $9,757 or 45%. This increase was primarily attributable to increases in corporate overhead, including, but not limited to, property taxes, rent, and maintenance expenses due to the increase in owned assets.

Loss (gain) on fair value of bitcoin, net

Loss on fair value of bitcoin, net for the six months ended March 31, 2026 was $470,939 as compared to a gain on fair value of bitcoin of $90,539 for the six months ended March 31, 2025, a total variance of $561,478. The loss for the six months ended March 31, 2026 pertains to the change in bitcoin’s fair value from approximately $114,100 per bitcoin on September 30, 2025 to approximately $68,200 per bitcoin on March 31, 2026. The gain for the six months ended March 31, 2025 pertains to the change in bitcoin’s fair value from approximately $63,300 per bitcoin on September 30, 2024 to $82,500 per bitcoin on March 31, 2025.

Depreciation and amortization

Depreciation and amortization expense increased to $222,192 for the six months ended March 31, 2026, from $145,130 for the six months ended March 31, 2025, a increase of $77,062 or 53%. Depreciation expense increased by $77,575, or 54%, during the six months ended March 31, 2026, from $143,058 to $220,633, mainly due to an increase in miners and mining-related equipment being in service during the comparative period.

Amortization expense for the six months ended March 31, 2026 was $1,559, a decrease of $513, or 25%, from $2,072 for the six months ended March 31, 2025. The decrease in amortization expense is primarily due to some of the Company’s intangible assets aging off of the balance sheet.

Other (expense) income

Other expense was $136,127 for the six months ended March 31, 2026, compared with other income of $42,221 for the six months ended March 31, 2025, which is change of $178,348.

The $142,458 loss on bitcoin collateral was the primary reason for the increase in other expense compared to a prior year gain on bitcoin collateral of $42,493. The loss in the fair value of collateral for the six months ended March 31, 2026 is attributable to the change in the underlying bitcoin posted as collateral’s fair value during the period from approximately $114,100 per bitcoin on September 30, 2025 to approximately $68,200 per bitcoin on March 31, 2026. The gain for the six months ended March 31, 2025 pertains to the change in bitcoin’s fair value from approximately $63,300 per bitcoin on September 30, 2024 to $82,500 per bitcoin on March 31, 2025.

Interest income in the six months ended March 31, 2026 increased to $5,257 from $3,490 for the six months ended March 31, 2025, an increase of $1,767 due to greater balance of cash retained in short-term interest-bearing accounts.

Interest expense in the six months ended March 31, 2026 increased by $2,924 to $5,750 from $2,826 for the six months ended March 31, 2025 due to the amortization of deferred issuance costs from the convertible notes and the lines of credit which the company had a limited volume of outstanding amounts during the comparative period.

Net (loss) income

Net loss for the six months ended March 31, 2026 was $757,054, as compared to net income of $107,999 for the six months ended March 31, 2025, due to the reasons stated above.

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

Management believes that providing this non-GAAP financial measure that excludes these items allows for meaningful comparisons between the Company’s core business operating results and those of other companies, and provides the Company with an important tool for financial and operational decision making and for evaluating its own core business operating results over different periods of time. In addition to management’s internal use of non-GAAP Adjusted EBITDA, management believes that Adjusted EBITDA is also useful to investors and analysts in comparing our performance across reporting periods on a consistent basis. Management believes the foregoing to be the case even though some of the excluded items involve cash outlays and some of them recur on a regular basis (although management does not believe any of such items are normal operating expenses necessary to generate our bitcoin-related revenues). For example, we expect that share-based compensation expense, which is excluded from Adjusted EBITDA, will continue to be a significant recurring expense over the coming years and is an important part of the compensation provided to certain employees, officers and directors.

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

The following is a reconciliation of our non-GAAP Adjusted EBITDA to its most directly comparable GAAP measure (i.e., net (loss) income) for the periods indicated:

($ in thousands)	For the three months ended March 31,		For the six months ended March 31,
Reconciliation of non-GAAP Adjusted EBITDA	2026	2025	2026	2025
Net (loss) income	$(378,343)	$(138,792)	$(757,054)	$107,999
Depreciation and amortization	115,881	78,901	222,192	145,130
Share-based compensation expense	12,055	3,101	24,186	6,122
(Loss) gain on derivative securities, net	4,840	4,741	(6,955)	1,119
Interest income	(3,072)	(2,014)	(5,257)	(3,490)
Interest expense	2,054	1,267	5,750	2,826
Other income	(105)	(183)	131	(183)
Loss (gain) on disposal of assets	3,990	(2,230)	3,767	(3,021)
Fees related to financing & business development transactions	5,068	258	5,270	631
Litigation & settlement related expenses	715	193	2,460	541
Severance and other	(132)	12	(100)	12
Income tax (benefit) expense	(9,891)	(3,043)	(41,306)	6,174
Indirect tax contingency expenses	1,731	—	4,893	—
Impairment expense - other	4,008	—	4,008	—
Impairment expense - fixed assets	—	—	1,398	—
Non-GAAP Adjusted EBITDA*	$(241,201)	$(57,789)	$(536,617)	$263,860

* We have not excluded our Loss (gain) on fair value of bitcoin, net or our (Loss) gain on bitcoin collateral which we record in our Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income as provided in ASC 350-60 and discussed in the Form 10-K. Loss (gain) on fair value of bitcoin, net totaled a loss of $224,107 and $127,667 in the three months ended March 31, 2026 and 2025, respectively, and a loss of $470,939 and a gain of $90,539 in the six months ended March 31, 2026 and 2025, respectively. (Loss) gain on bitcoin collateral totaled a loss of $38,838 and $0 in the three months ended March 31, 2026 and 2025, respectively, and a loss of $142,458 and a gain of $42,493 in the six months ended March 31, 2026 and 2025, respectively.

Liquidity and Capital Resources

($ presented in 000's)

Our primary requirements for liquidity and capital are working capital, capital expenditures, loan payments, public company costs and general corporate needs. We expect these needs to continue as we further develop and grow our business. Our principal sources of liquidity have been and are expected to be our cash and cash equivalents, bitcoin, proceeds from our convertible note and line of credit.

As of March 31, 2026, we had total current assets of $1,099,037, consisting of cash and cash equivalents, prepaid expenses and other current assets, and bitcoin. Our total current liabilities and total liabilities as of March 31, 2026 were $133,068 and $1,927,341, respectively. We had working capital of $965,969 as of March 31, 2026. We use a portion of the bitcoin we mine to fund operations and to fund capital expenditures. In addition, we have a total outstanding balance of $1,769,369 zero-coupon convertible notes outstanding and unused lines of credit balances totaling $400,000 with Coinbase and Two Prime as discussed in Note 9 - Indebtedness.

Based on our current plans and business conditions, we believe that existing cash and cash equivalents and bitcoin, together with cash and bitcoin generated from operations and our future investing activities, will be sufficient to satisfy our anticipated cash requirements for the next 12 months and for the reasonably foreseeable future until we reach consistent profitability, and we are not aware of any trends or demands, commitments, events or uncertainties that are reasonably likely to result in a decrease in the liquidity of our assets. We are likely to require additional capital to respond to technological advancements, competitive dynamics or technologies, business opportunities, challenges, acquisitions or unforeseen circumstances and in either the short-term or long-term may determine to engage in equity or debt financings. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited. In particular, the ongoing impacts of inflation and fluctuations in interest rates, global conflicts including increases in tariffs, have resulted in, and may continue to result in, significant disruption and volatility in the global financial markets, reducing our ability to access capital. If we are unable to raise additional funds when or on the terms desired, our business, financial condition and results of operations could be adversely affected.

Material Cash Requirements

We are a party to many contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the Condensed Consolidated Balance Sheets as of March 31, 2026, while others are considered future commitments. Our contractual obligations primarily consist of cancelable purchase commitments with various parties to purchase goods or services, primarily mining equipment and construction costs, as well as operating leases. For information regarding our other contractual obligations, refer to Note 15 - Commitments and Contingencies in this Quarterly Report on Form 10-Q for the period ended March 31, 2026, and Note 19 - Commitments and Contingencies included in our Form 10-K as filed with the SEC on November 25, 2025.

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

Digital Asset Management Treasury Activity

During 2025, the Company instituted a Digital Asset Management (“DAM”) treasury strategy designed to enhance liquidity and generate incremental income from the Company’s bitcoin holdings. The Company selectively engages in derivative transactions, primarily covered call and put option contracts, that are collateralized by bitcoin held in treasury or cash, respectively. These transactions are structured to manage operating liquidity and monetize near-term volatility while maintaining long-term exposure to bitcoin price appreciation.

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

The Company also generates premium proceeds from the sale of far out-of-the-money call options with low delta exposure. While bitcoin subject to these contracts may get called from time to time, these options typically expire unexercised and provide proceeds without requiring disposition of bitcoin. In the event of an exercise, the Company may adjust the pace of Spot+ and yield activities to replenish bitcoin balances held for long-term investment purposes (“HODL balances”), or use the additional cash generated for operating or capital expenditures. The proceeds generated from these activities provide a steady stream of investing cash flows for the company while acting as economic hedges for the company’s wider operating activities. While the Company’s use of purchased or written put options has been limited to date, these are expected to be a growing portion of the Company’s holistic and growing treasury management and hedging activities.

The table below reconciles the Company’s derivative income to its related proceeds from DAM activities for the period presented:

	For the three months ended March 31,	For the six months ended March 31,
($ in thousands)	2026	2026
(Loss) gain on derivative securities, net	$(4,840)	$6,955
Add: Fair value in excess of strike price on settled DAM derivatives	631	1,232
Add: Loss on value assigned to costless Bitmain contract option	5,230	5,463
Less: Gain on other non-DAM Investments	(60)	(166)
Add: Change in net fair value of unsettled DAM derivatives during the period	2,907	3,570
Add: Basis premium generated from DAM forward trades	106	191
Proceeds from premiums	$3,974	$17,245

During the three and six months ended March 31, 2026 activities provided approximately $4.0 and $17.2 million, respectively, of proceeds from premiums and incremental Spot+ trading. These premiums are used to supplement operating cash flows from bitcoin mining. Management views DAM activities as an integrated component of its treasury strategy and liquidity management, rather than as speculative trading. The Company expects to continue its Spot+ and yield strategies at measured levels relative to its total bitcoin balance and operating requirements. The Bitmain options are bitcoin-linked derivatives but were not a result of the Company’s DAM strategy and are not included in DAM activity.

The table below presents the Company’s DAM derivative activity for the three months ended March 31, 2026, which supports the proceeds reconciliation above:

For the three months ended March 31, 2026	Average BTC Price at Contract Date	Average BTC Strike Price	BTC Equivalent Contracts	Proceeds from Premiums ($000's)	Effective Sales Price to Spot (1)	Annualized Premium Yield (1)
Spot+ Calls	$75,561	$82,532	8,395	$8,679	110.6%	—
Yield Calls	76,322	103,067	3,410	$1,901	—	3.8%
Yield Puts	84,125	74,916	5,225	$9,313	—	22.8%
Forwards(2)	80,177	80,519	310	$106	—	5.1%
Bitmain options hedge	—	—	—	$—	—	—
Derivative close-out transactions	74,505	85,169	7,550	$(16,025)	—	—
Total				$3,974

(1) Trade-date, illustrative metrics intended to show the strategy’s implied economics at inception; they do not represent actual sales or yields, and bitcoin subject to these contracts may be exited early or remain unsold.

(2) Annualized premium yields from Forwards represent expected settlement premium on inception of $106.

The table below presents the Company’s DAM derivative activity for the six months ended March 31, 2026, which supports the proceeds reconciliation above:

For the six months ended March 31, 2026	Average BTC Price at Contract Date	Average BTC Strike Price	BTC Equivalent Contracts	Proceeds from Premiums ($000's)	Effective Sales Price to Spot (1)	Annualized Premium Yield (1)
Spot+ Calls	$87,099	$94,473	17,955	$18,630	109.7%	—
Yield Calls	92,738	123,935	9,335	$5,061	—	3.4%
Yield Puts	86,758	75,670	7,385	$9,898	—	19.6%
Forwards(2)	86,177	86,499	592	$191	—	5.2%
Bitmain options hedge	118,700	122,000	128	$362	—	—
Derivative close-out transactions	82,027	94,317	11,955	$(16,897)	—	—
Total				$17,245

(1) Trade-date, illustrative metrics intended to show the strategy’s implied economics at inception; they do not represent actual sales or yields, and bitcoin subject to these contracts may be exited early or remain unsold.

(2) Annualized premium yields from Forwards represent expected settlement premium on inception of $191.

Operating Activities

The Company generates non-cash revenue through mining bitcoin, which it retains the majority of based on its long-term value strategy, while funding all operating expenses with cash. As a result, net cash used in operating activities for the six months ended March 31, 2026 was $296,962 primarily due to cost of revenues of $177,312, payroll expenses of $48,707 and general and administrative expenses of $31,547, as well as a net $48,789 use of cash from changes in operating assets and liabilities, The Company also reported a net loss of $757,054 for the six months ended March 31, 2026, which was primarily driven by the decrease in the price of bitcoin during the period.

Operating activities from continuing operations for the six months ended March 31, 2025, resulted in a net cash outflow of $231,735, primarily due to cost of revenues of $155,714 and payroll expenses of $36,124, in spite of a net income of $107,999, due to the increase of the non-cash gains in the held bitcoin balance. Changes in operating assets and liabilities used a net total of $20,529 of cash.

Investing Activities

Investing activities from operations generated $48,995 during the six months ended March 31, 2026. Our payments on miners (including miner deposits) of $14,808, purchase of fixed assets of $74,522, purchase of bitcoin of $162,772 and payments for asset acquisitions of $62,134, were the main components of our investing cash outflow for the six months ended March 31, 2026. This was fully offset by cash received from proceeds from the sales of bitcoin of $342,815 and by cash proceeds received from the sale of miners of $3,361.

During the six months ended March 31, 2025, cash used in investing activities totaled $315,877 and was primarily driven by payments on miners and mining equipment of $253,754, purchase of fixed assets of $91,451, and payments for asset acquisitions cumulating to about $13,595. This was partially offset by cash received in the GRIID acquisition of $1,411 and by proceeds from the sale of miners of $41,512.

Financing Activities

Cash flows generated from financing activities during the six months ended March 31, 2026 amounted to $465,011 compared to $523,751 for the six months ended March 31, 2025. Our cash flows from financing activities for the six months ended March 31, 2026 consisted primarily of proceeds from the convertible note totaling $1,133,086, partially offset by net repayments on the revolving lines of credit of $174,500 and the repurchase of common stock of $460,000.

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

At March 31, 2026, the Company held approximately 11,920 bitcoin on hand and the equivalent of 1,641 bitcoins receivable as a result of collateral held by third parties. As of March 31, 2026, the fair value of a single bitcoin was approximately $68,200, causing the fair value of the Company’s bitcoin holdings and receivable from collateral on that date to approximate $925 and $112 million, respectively. A 10% increase or decrease in the fair value of bitcoin as of March 31, 2026, would have increased or decreased the total cash value that could be realized if the Company were to sell its bitcoin and related receivables by approximately $104 million in total.

Market Price Risk of Bitcoin-Linked Derivative Instruments.

As of March 31, 2026, we held bitcoin-linked derivative liabilities with a combined fair value of approximately $3,786 and bitcoin-linked derivative assets with a combined fair value of $1,499. A 10% change in the fair value of these derivative liabilities, holding all other variables constant, would result in an approximate $379 increase or decrease in the total fair value of the derivatives and a corresponding offset to net loss. Likewise, a 10% change in the fair value of these derivative assets, holding all other variables constant, would result in an approximate $150 increase or decrease in the fair value of the derivative assets and a corresponding offset to net loss.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of March 31, 2026, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above that occurred during the six months ended March 31, 2026 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Plans

For the three months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 arrangement” as defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
3.1	First Amended and Restated Certificate of Designation of Series A Preferred Stock of CleanSpark, Inc., effective March 20, 2026.	8-K	001-39187	3.1	March 24, 2026
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350					**
101 INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101 SCH	Inline XBRL Taxonomy Extension Schema with embedded linkbases documents.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CleanSpark, Inc.

Date: May 11, 2026	By: /s/ S. Matthew Schultz S. Matthew Schultz Title: Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2026	By: /s/ Gary A. Vecchiarelli Gary A. Vecchiarelli Title: President and Chief Financial Officer (Principal Financial Officer)

Date: May 11, 2026	By: /s/ Brian Carson Brian Carson Title: Chief Accounting Officer (Principal Accounting Officer)