Form 10-Q
period 2026-06-30
CLEANSPARK, INC.
filed 2026-08-06
CIK 827876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2026

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

Yes ☐ No ☒

As of August 4, 2026, there were 256,817,073 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

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
•
our ability to secure additional hyperscaler customers;
•
our ability to compete with our new HPC and AI services competitors, as we will face a greater degree of competition compared to the bitcoin mining market;
•
our ability to successfully integrate any newly acquired properties and assets;
•
our ability to obtain adequate financing on a timely basis and/or on acceptable terms with regard to expansion into the HPC and AI markets and our existing operations, including the substantial additional capital required to fund the development of the Sandersville project in connection with the Sandersville Lease (as defined herein) and any other future data center projects we may undertake;
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
•
our ability to timely achieve the Sandersville Lease milestones for, among other things, obtaining financing for and completing the construction of the Sandersville data center project and any future data center projects we may undertake, which will depend on a number of factors, including dependence on the performance of a third party to lead the construction of the Sandersville project, the ability to obtain the necessary equipment in a timely and cost-effective manner and our ability to obtain necessary regulatory approvals and electrical power;
•
risks related to the significant additional indebtedness that we expect to incur for purposes of funding the Sandersville project and any future data center projects we may undertake;
•
our dependence on the ongoing supply of electrical power to the Sandersville project and any future data center projects after the completion of construction and interruptions thereof;
•
changes to AI and HPC infrastructure needs;
•
the risk that expectations of future revenue and net operating income growth which we expect to result from undertaking data center projects, including the Sandersville Lease, may not be realized; and
•
other risks described in our prior press releases and in our filings with the Securities and Exchange Commission (the “SEC”), including under the “Risk Factors” headings in our Annual Report on Form 10-K (the “Form 10-K”) for the fiscal year ended September 30, 2025, this Quarterly Report on Form 10-Q and any subsequent filings with the SEC.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our Condensed Consolidated Financial Statements included in this Quarterly Report Form 10-Q are as follows:

Condensed Consolidated Balance Sheets as of June 30, 2026 (unaudited) and September 30, 2025;	F-1
Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the three and nine months ended June 30, 2026 and 2025 (unaudited);	F-3
Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended June 30, 2026 and 2025 (unaudited);	F-5
Condensed Consolidated Statements of Cash Flow for the nine months ended June 30, 2026 and 2025 (unaudited); and	F-7
Notes to Condensed Consolidated Financial Statements (unaudited).	F-9

This Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2025, filed with the SEC on November 25, 2025.

The accompanying Condensed Consolidated Financial Statements and footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC’s instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2026 are not necessarily indicative of the results that can be expected for the full fiscal year.

CLEANSPARK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share amounts)

	June 30, 2026	September 30, 2025
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$202,601	$42,966
Restricted cash	3,738	3,490
Prepaid expense and other current assets	20,901	11,875
Bitcoin - current	592,058	966,829
Receivable from bitcoin collateral	100,607	294,648
Derivative investments	922	233
Total current assets	$920,827	$1,320,041

Bitcoin - noncurrent	$122,235	$222,614
Property and equipment, net	1,335,102	1,363,681
Operating lease right of use assets	4,494	4,254
Intangible assets, net	3,675	5,849
Deposits on miners and mining equipment	86,264	112,037
Other long-term assets	97,944	23,497
Goodwill	131,658	131,658
Total assets	$2,702,199	$3,183,631

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$11,230	$15,159
Accrued liabilities	131,342	117,544
Other current liabilities	10,827	6,096
Current portion of debt	2,353	176,570
Dividends payable	—	396
Total current liabilities	$155,752	$315,765
Long-term liabilities
Long-term debt, net of current portion, debt discount and debt issuance costs	1,780,011	644,586
Deferred income taxes	597	44,872
Other long-term liabilities	4,556	3,281
Total liabilities	$1,940,916	$1,008,504

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CLEANSPARK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(in thousands, except par value and share amounts)

	June 30, 2026	September 30, 2025
	(Unaudited)
Stockholders’ equity
Preferred stock; $0.001 par value; 10,000,000 shares authorized:
Series A shares; 2,000,000 authorized; 1,750,000 issued and outstanding (liquidation preference $0.02 per share)	2	2
Common stock; $0.001 par value; 600,000,000 shares authorized; 299,161,671 and 296,087,533 shares issued; 256,796,280 and 284,327,598 shares outstanding, respectively	299	296
Additional paid-in capital	2,521,933	2,445,723
Accumulated deficit	(1,152,790)	(125,894)
Treasury stock at cost; 42,365,391 and 11,759,935 shares held, respectively	(608,161)	(145,000)
Total stockholders’ equity	761,283	2,175,127

Total liabilities and stockholders’ equity	$2,702,199	$3,183,631

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CLEANSPARK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(Unaudited, in thousands, except per share and share amounts)

	For the three months ended June 30,		For the nine months ended June 30,
	2026	2025	2026	2025
Revenues, net
Bitcoin mining revenue, net	$138,006	$198,644	$455,594	$542,662

Costs and expenses
Cost of revenues (exclusive of depreciation and amortization)	85,480	90,128	262,792	245,842
Professional fees	7,108	3,004	22,166	9,872
Payroll expenses	27,807	16,398	76,514	52,522
General and administrative expenses	18,298	16,566	49,845	38,356
Loss (gain) on disposal of assets	2,925	156	6,692	(2,865)
Loss (gain) on fair value of bitcoin, net	116,250	(268,651)	587,189	(359,190)
Depreciation and amortization	111,037	94,880	333,229	240,010
Indirect tax contingency expenses	1,500	—	6,393	—
Impairment expense	—	—	5,406	—
Total costs and expenses	$370,405	$(47,519)	$1,350,226	$224,547

(Loss) income from operations	(232,399)	246,163	(894,632)	318,115

Other (expense) income
(Loss) gain on bitcoin collateral	(16,506)	31,354	(158,964)	73,847
Gain (loss) on derivative securities, net	5,673	(430)	12,628	(1,549)
Interest income	2,143	355	7,400	3,845
Interest expense	(2,040)	(3,454)	(7,790)	(6,280)
Other income	318	1,509	187	1,692
Total other (expense) income	$(10,412)	$29,334	$(146,539)	$71,555

(Loss) income before income tax (benefit) expense	(242,811)	275,497	(1,041,171)	389,670
Income tax (benefit) expense	(2,969)	18,107	(44,275)	24,281
Net (loss) income	$(239,842)	$257,390	$(996,896)	$365,389

Preferred stock dividends, including deemed dividend	—	5,603	30,000	10,744

Net (loss) income attributable to common shareholders	$(239,842)	$251,787	$(1,026,896)	$354,645

Other comprehensive (loss) income, net of tax	—	(223)	—	2,755

Total comprehensive (loss) income attributable to common shareholders	$(239,842)	$251,564	$(1,026,896)	$357,400

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CLEANSPARK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME (Continued)

(Unaudited, in thousands, except per share and share amounts)

	For the three months ended June 30,		For the nine months ended June 30,
	2026	2025	2026	2025
(Loss) income from operations per common share - basic	$(0.89)	$0.90	$(3.77)	$1.26

Weighted average common shares outstanding - basic	268,426,611	280,997,649	272,626,480	282,147,349

(Loss) income from operations per common share - diluted	$(0.89)	$0.78	$(3.77)	$1.13

Weighted average common shares outstanding - diluted	268,426,611	325,594,451	272,626,480	314,152,325

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CLEANSPARK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands, except share amounts)

For the three months ended June 30, 2026

	Preferred Stock		Common Stock		Treasury	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Equity
Balance, March 31, 2026	1,750,000	$2	298,964,590	$299	$(608,190)	$2,506,997	$(912,948)	$986,160
Options and restricted stock units issued for services	—	—	153,343	—	—	14,548	—	14,548
Exercise of options and warrants	—	—	43,738	—	—	388	—	388
Purchase of treasury stock, including excise taxes	—	—	—	—	29	—	—	29
Net loss	—	—	—	—	—	—	(239,842)	(239,842)
Balance, June 30, 2026	1,750,000	$2	299,161,671	$299	$(608,161)	$2,521,933	$(1,152,790)	$761,283

For the nine months ended June 30, 2026

	Preferred Stock		Common Stock		Treasury	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Equity
Balance, September 30, 2025	1,750,000	$2	296,087,533	$296	$(145,000)	$2,445,723	$(125,894)	$2,175,127
Options and restricted stock units issued for services	—	—	1,118,308	1	—	38,733	—	38,734
Shares issued for acquisitions	—	—	1,788,834	2	—	36,062	—	36,064
Shares withheld for net settlement of restricted stock units related to tax withholdings	—	—	(1,353)	—	—	(20)	—	(20)
Exercise of options and warrants	—	—	168,349	—	—	1,435	—	1,435
Preferred stock dividends, including deemed dividend	—	—	—	—	—	—	(30,000)	(30,000)
Purchase of treasury stock, including excise taxes	—	—	—	—	(463,161)	—	—	(463,161)
Net loss	—	—	—	—	—	—	(996,896)	(996,896)
Balance, June 30, 2026	1,750,000	$2	299,161,671	$299	$(608,161)	$2,521,933	$(1,152,790)	$761,283

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CLEANSPARK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
(Unaudited, in thousands, except share amounts)

For the three months ended June 30, 2025

	Preferred Stock		Common Stock		Treasury	Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Stock	Capital	Income	Deficit	Equity
Balance, March 31, 2025	1,750,000	$2	292,661,653	$293	$(145,000)	$2,408,160	$3,396	$(376,360)	$1,890,491
Options and restricted stock units issued for services	—	—	93,908	—	—	4,488	—	—	4,488
Preferred stock dividends, including deemed dividend	—	—	—	—	—	—	—	(5,603)	(5,603)
Exercise of options and warrants	—	—	67,925	—	—	345	—	—	345
Net income	—	—	—	—	—	—	—	257,390	257,390
Other comprehensive loss (net of tax)	—	—	—	—	—	—	(223)	—	(223)
Balance, June 30, 2025	1,750,000	$2	292,823,486	$293	$(145,000)	$2,412,993	$3,173	$(124,573)	$2,146,888

For the nine months ended June 30, 2025

	Preferred Stock		Common Stock		Treasury	Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Stock	Capital	Income	Deficit	Equity
Balance, September 30, 2024	2,750,000	$3	270,897,784	$271	$—	$2,239,367	$418	$(479,218)	$1,760,841
Options and restricted stock units issued for services	—	—	181,685	—	—	10,609	—	—	10,609
Shares issued for business acquisition	—	—	5,031,221	5	—	60,672	—	—	60,677
Warrants issued	—	—	—	—	—	3,798	—	—	3,798
Warrants reclassified as equity awards	—	—	—	—	—	1,607	—	—	1,607
Purchase of capped call	—	—	—	—	—	(90,350)	—	—	(90,350)
Exercise of options and warrants	—	—	93,435	—	—	499	—	—	499
Shares issued under equity offering, net of offering costs	—	—	16,619,361	17	—	186,791	—	—	186,808
Preferred stock dividends, including deemed dividend	—	—	—	—	—	—	—	(10,744)	(10,744)
Preferred stock series X redemption	(1,000,000)	(1)	—	—	—	—	—	—	(1)
Purchase of treasury stock	—	—	—	—	(145,000)	—	—	—	(145,000)
Net income	—	—	—	—	—	—	—	365,389	365,389
Other comprehensive income, net of tax	—	—	—	—	—	—	2,755	—	2,755
Balance, June 30, 2025	1,750,000	$2	292,823,486	$293	$(145,000)	$2,412,993	$3,173	$(124,573)	$2,146,888

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CLEANSPARK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited, in thousands)

	For the nine months ended June 30,
	2026	2025
Cash Flows from Operating Activities
Net (loss) income	$(996,896)	$365,389
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Bitcoin mining revenue, net	(455,594)	(542,662)
Loss (gain) on fair value of bitcoin, net	587,189	(359,190)
Bitcoin issued for services	1,857	1,386
Impairment expense	5,406	—
(Gain) loss on derivative securities, net	(12,628)	1,549
Loss (gain) on bitcoin collateral	158,964	(73,847)
Stock based compensation	38,734	10,609
Depreciation and amortization	333,229	240,010
Deferred income taxes, net	(44,275)	24,281
Loss (gain) on disposal of assets	6,692	(2,865)
Other	6,781	2,550
Changes in operating assets and liabilities
Decrease in operating lease liabilities	(1,237)	(656)
(Decrease) increase in accounts payable and accrued liabilities	(13,824)	1,572
Decrease (increase) in prepaid expenses and other current assets	3,466	(3,886)
Increase in other long-term assets	(27,161)	(5,863)
Net cash used in operating activities	$(409,297)	$(341,623)

Cash Flows from Investing Activities
Payments on miners and mining equipment, including deposits	$(32,374)	$(382,285)
Purchase of fixed assets	(80,620)	(133,986)
Purchase of bitcoin and settlement of bitcoin-linked put options	(146,263)	(82,152)
Proceeds from sale of bitcoin and option settlement	471,278	127,625
Proceeds from sale of miners	3,744	42,832
Cash posted to collateralize derivative contracts	(5,854)	—
Purchase of derivative contracts	(20,420)	—
Proceeds from derivative contracts	45,847	409
Asset acquisition - Austin County, TX Locations	(35,277)	—
Asset acquisition - Brazoria County, TX Locations	(38,214)	—
Asset acquisition - Other Locations	(13,293)	—
Investments in other entities	(44,089)	—
Acquisition of GRIID Infrastructure	—	1,411
Asset acquisition - LaFayette, GA Location	—	(1,413)
Asset acquisition - Twin City, GA Location	—	(5,490)
Asset acquisition - Tennessee Locations	—	(8,105)
Net cash provided by (used in) investing activities	$104,465	$(441,154)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CLEANSPARK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (Continued)
(Unaudited, in thousands)

	For the nine months ended June 30,
	2026	2025
Cash Flows from Financing Activities
Purchase of treasury stock	$(460,000)	$(145,000)
Payments for capped call	—	(90,350)
Payments on debt	(1,909)	(58,513)
Payments on lines of credit	(250,500)	—
Proceeds from lines of credit	76,000	—
Payments of debt issuance costs	(2,429)	(2,007)
Payments on preferred dividends	(30,396)	(5,141)
Payments on finance leases	(74)	(34)
Proceeds from debt, net of issuance fees	1,133,086	812,195
Payments of taxes on shares withheld for net settlement of restricted stock units	(426)	(1,943)
Proceeds from exercise of options and warrants	1,435	499
Proceeds from equity offerings, net	—	186,808
Equity issuance costs	(72)	—
Net cash provided by financing activities	$464,715	$696,514

Net increase (decrease) in cash, cash equivalents and restricted cash	$159,883	$(86,263)

Cash, cash equivalents and restricted cash, beginning of the period	$46,456	$124,278

Cash and cash equivalents, and restricted cash, end of the period	$206,339	$38,015

Supplemental disclosure of cash flow information
Cash paid for interest	$3,088	$4,575
Non-cash investing and financing transactions
Fixed asset and miner purchases accrued not paid	4,369	2,816
Fixed assets purchased through finance transactions	2,749	1,000
Miners and derivatives purchased with bitcoin	47,050	80,878
Bitcoin transferred to collateral account	698,947	291,278
Bitcoin transferred from collateral account	463,601	171,462
Excise tax accrued on treasury stock purchases	3,161	—
Equity issued in asset acquisition	36,133	—
Shares issued in connection with GRIID Acquisition	—	60,677
Software purchased with bitcoin	—	6,000
Unrealized gain on investment in available-for-sale- debt security	—	2,755
Preferred shares dividends accrued	—	5,603

Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$202,601	$34,553
Restricted cash	3,738	3,462
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$206,339	$38,015

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CLEANSPARK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, $ in thousands, except share, per share and per bitcoin amounts)

1. ORGANIZATION

CleanSpark, Inc. (the “Company”) is a data center developer and infrastructure operator that independently owns, leases, and operates data center facilities. As of June 30, 2026, the Company’s portfolio includes data centers located in Georgia, Tennessee, Mississippi, and Wyoming, with additional properties under development within South Dakota and Texas.

The Company has historically designed its infrastructure to responsibly secure and support the bitcoin network, the world’s most recognized digital commodity. The Company does not currently host miners for any other companies.

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

The following table summarizes the composition of the Company’s accrued liabilities on the Condensed Consolidated Balance Sheets indicated:

($ in thousands)	June 30, 2026	September 30, 2025
Indirect tax contingencies	$67,500	$64,481
Accrued operating expenses	25,637	30,562
Accrued payroll expenses	11,740	15,530
Indirect tax accruals	8,332	6,017
Deferred consideration	9,365	—
Accrued capital expenses	3,608	699
Other accrued liabilities	5,160	255
Accrued liabilities	$131,342	$117,544

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

Provided below is the (loss) income per share calculation for the three and nine months ended June 30, 2026 and 2025:

	For the three months ended June 30,		For the nine months ended June 30,
($ in thousands, except share and per share amounts)	2026	2025	2026	2025
Numerator
Net (loss) income attributable to common shareholders - Basic	$(239,842)	$251,787	$(1,026,896)	$354,645
Non-cash interest expense on convertible notes	—	693	—	1,506
Net (loss) income attributable to common shareholders - Dilutive	(239,842)	252,480	(1,026,896)	356,151

Denominator
Weighted-average common shares outstanding - Basic	268,426,611	280,997,649	272,626,480	282,147,349
Dilutive impact of stock options and other share-based awards	—	666,010	—	625,839
Dilutive impact of convertible notes	—	43,930,792	—	31,379,137
Weighted-average common shares outstanding - Dilutive	268,426,611	325,594,451	272,626,480	314,152,325

(Loss) income per common share attributable to common shareholders
Basic	$(0.89)	$0.90	$(3.77)	$1.26
Diluted	$(0.89)	$0.78	$(3.77)	$1.13

Convertible senior notes are reflected in diluted earnings per share using the if-converted method when doing so is dilutive, meaning the additional shares and related interest add-back reduce earnings per share; otherwise, they are excluded as antidilutive. The un-weighted number of shares excluded from diluted earnings per share for the three and nine months ended June 30, 2026 and 2025 are noted in the table below. Such shares were excluded as their assumed conversion would have been antidilutive or, for preferred stock, because the change-in-control conversion contingency was not satisfied.

	For the three months ended June 30,		For the nine months ended June 30,
	2026	2025	2026	2025
Convertible notes	103,941,450	-	103,941,450	—
Series A preferred stock conversion	5,250,000	5,250,000	5,250,000	5,250,000
Anti-dilutive warrants	1,604,559	1,586,999	1,604,559	1,586,999
Anti-dilutive stock options	1,931,334	1,806,985	1,931,334	1,586,999
Anti-dilutive restricted stock awards	25,910,723	142,694	25,910,723	142,694
Total anti-dilutive securities	138,638,066	8,786,678	138,638,066	8,566,692

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

The carrying value of cash, accounts payable, accrued expenses and short-term portion of loan payable are Level 1 and approximate their fair values because of the short-term nature of the instruments. The carrying amount of the Company’s long-term interest-bearing portion of loan payable is also stated at fair value since the stated rate of interest approximates market rates available to the Company for a similar duration. The fair values of warrant liabilities were determined based on Black-Scholes option-pricing model using Level 2 inputs. The fair values of the DAM derivative assets, derivative liabilities and bitcoin derivative - Bitmain contracts outstanding as of June 30, 2026, as defined in Note 6 - Investments and Derivatives, were also determined using a Black-Scholes option-pricing model and implied volatility derived from observable quotes for similar bitcoin options in the Deribit market. Given that the significant inputs were observable, directly or indirectly, for substantially the full contractual terms of the instruments and no significant unobservable adjustment was applied, these fair value measurements were classified within Level 2 of the fair value hierarchy.

The following table presents the Company’s assets and liabilities that are measured and recorded at fair value on the Company’s Condensed Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of June 30, 2026 and September 30, 2025:

June 30, 2026
($ in thousands)	Amount	Level 1	Level 2	Level 3
Assets:
Cash equivalents(1)	$9	$9	$—	$—
Receivable from bitcoin collateral(2)	100,607	—	100,607	—
Bitcoin	714,293	714,293	—	—
Bitcoin derivative - Bitmain contracts	116	—	116	—
DAM derivative assets	780	—	780	—
Interest rate swap derivative	26	—	26	—
Liabilities:
DAM derivative liabilities	3,040	—	3,040	—
Warrant liabilities	3	—	3	—

September 30, 2025
($ in thousands)	Amount	Level 1	Level 2	Level 3
Assets:
Cash equivalents(1)	$32,992	$32,992	$—	$—
Receivable from bitcoin collateral(2)	294,648	—	294,648	—
Bitcoin	1,189,443	1,189,443	—	—
Bitcoin derivative - Bitmain contracts	233	—	—	233
Liabilities:
Interest rate swap derivative	93	—	93	—
Warrant liabilities	115	—	115	—

(1) Represents money market funds.

(2) See Note 5 - Receivable from Bitcoin Collateral for more information.

The bitcoin derivative - Bitmain contracts outstanding as of September 30, 2025, which were classified within Level 3 of the fair value hierarchy, expired during the nine months ended June 30, 2026. The DAM derivative instruments outstanding as of March 31, 2026, which were classified within Level 3 of the fair value hierarchy, were settled or expired during the three months ended June 30, 2026. The bitcoin derivative - Bitmain contracts and DAM derivative instruments outstanding as of June 30, 2026 were separate from the respective Level 3 instruments described above and are classified within Level 2 based on the observability of the significant inputs used in their current period valuation. Accordingly, the different hierarchy classifications presented at the two presented balance sheet dates did not represent transfers of instruments between levels of the fair value hierarchy.

The activities of the financial instruments that were measured and recorded at fair value on the Company’s Condensed Consolidated Balance Sheets on a recurring basis during the nine months ended June 30, 2026 and year ended September 30, 2025 are described in Note 6 - Investments and Derivatives.

3. ACQUISITIONS

Brazoria County, Texas Acquisitions

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

On May 28, 2026, the Company completed the acquisition of additional adjacent land in Brazoria County, Texas for a total purchase price of $9,562, consisting of $9,062 of cash consideration and $500 of transaction costs. The transaction was accounted for as an asset acquisition, whereby the total purchase price was allocated to the land because no other assets were acquired and no liabilities were assumed.

Austin County, Texas Acquisitions

On October 27, 2025, CleanSpark Data I, LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company, entered into an asset purchase agreement with Priority Power Management, Inc., to acquire real estate and a land purchase option in Austin County, Texas.

The Company completed the acquisition for a total purchase price of $65,698, consisting of $20,000 in cash consideration inclusive of a $500 escrow deposit paid in the prior fiscal year; the issuance of 1,788,834 shares of common stock with a fair value of $36,134; deferred consideration of $10,000, initially recognized at its acquisition-date fair value of $8,874 and included in Accrued liabilities as of June 30, 2026; and $690 of transaction costs. The transaction was accounted for as an asset acquisition, whereby the total purchase price was allocated proportionally across the fair values of qualifying acquired assets and liabilities. No goodwill is calculated in an asset acquisition.

The allocation of the purchase price of the assets acquired are summarized below:

($ in thousands)	Allocation at acquisition date
Land	$58,047
Other long-term assets	7,651
Total	$65,698

On April 17, 2026, the Company completed the acquisition of additional adjacent land in Austin County, Texas for a total purchase price of $15,087, consisting of $15,056 of cash consideration and $31 of transaction costs. The transaction was accounted for as an asset acquisition, whereby the total purchase price was allocated to the land because no other assets were acquired and no liabilities were assumed.

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

4. BITCOIN

As of June 30, 2026 and September 30, 2025, the Company held 12,205 and 10,428 bitcoin, respectively. The following table presents a description of the Company’s bitcoin holdings as of June 30, 2026 and September 30, 2025:

	As of
Bitcoin holdings	June 30, 2026	September 30, 2025
Number of bitcoin held	12,205	10,428
Cost basis - per bitcoin	$90,188	$105,025
Fair value - per bitcoin	$58,524	$114,068
Cost basis of bitcoin (in '000s)	$1,100,759	$1,095,151
Fair value of bitcoin (in '000s)	$714,293	$1,189,443

The cost basis represents the valuation of bitcoin at the time of initial recognition, primarily through mining activities, and may be affected by subsequent derecognition and reacquisition of bitcoin in connection with activities such as the posting of collateral.

The following table presents information based on the activity of bitcoin for the three and nine months ended June 30, 2026 and 2025:

	For the three months ended June 30,		For the nine months ended June 30,
($ in thousands)	2026	2025	2026	2025
Beginning Balance	$813,221	$979,635	$1,189,443	$431,661
Addition of bitcoin from mining activities(1)	138,006	198,644	455,594	542,662
Bitcoin purchased(2)	—	82,152	46,374	82,152
Bitcoin sold	(48,086)	(127,829)	(105,676)	(127,829)
Bitcoin issued for services and other non-cash consideration	(535)	(81,360)	(48,907)	(88,263)
Bitcoin transferred to collateral account	(87,614)	(282,418)	(698,947)	(291,278)
Bitcoin received from collateral account	15,550	42,279	463,601	171,459
(Loss) gain on fair value of bitcoin, net	(116,249)	268,651	(587,189)	359,190
Ending Balance(3)	$714,293	$1,079,754	$714,293	$1,079,754

(1) Net of mining pool fees.

(2) Excludes bitcoin purchased through settlement of put options where the initial storage location was an account used for posted collateral.

(3) Includes Bitcoin - current of $592,058 and Bitcoin - noncurrent of $122,235 as presented within Condensed Consolidated Balance Sheets as of June 30, 2026.

The Company’s bitcoin holdings shown in this note are not subject to rehypothecation and do not serve as collateral for any existing loans or agreements (see Note 5 - Receivable from Bitcoin Collateral). As of June 30, 2026, the Company held no other crypto assets; approximately 93.2% of its bitcoin is held in cold storage and 6.8% is held in hot wallets.

The Company recognized cumulative realized gains from dispositions of bitcoin of $0 and $218,148 during the three months ended June 30, 2026 and 2025, respectively. The Company recognized cumulative realized losses of $76,515 and $0 during the three months ended June 30, 2026 and 2025, respectively. During the nine months ended June 30, 2026 and 2025, the Company recognized cumulative realized gains from dispositions of bitcoin of $68,635 and $227,061, respectively, and cumulative realized losses of $175,160 and $0, respectively.

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

For arrangements that involve transfer of control, any posted bitcoin collateral may relate to bitcoin-backed lines of credit (see Note 9 - Indebtedness) and derivative trading relationships with certain counterparties. Lenders and derivative counterparties serve as custodians of collateral posted under these arrangements. The bitcoin collateral posted may fluctuate during the reporting period and may be returned to our control when positions are closed. As of June 30, 2026, the Company had no bitcoin posted as collateral under its bitcoin-backed line of credit arrangements. The Company expects to continue trading with its counterparties in the normal course of operations and may be required to post collateral in connection with such transactions (see Note 6 - Investments and Derivatives).

The portion of collateral subject to derecognition is presented on the Condensed Consolidated Balance Sheets as Receivable from bitcoin collateral. At June 30, 2026, the Company reported Receivable from bitcoin collateral related to 1,719 bitcoin with a fair value of $100,607, compared to 2,583 bitcoin with a fair value of $294,648 posted as of September 30, 2025. At June 30, 2026, all of the bitcoin included in Receivable from bitcoin collateral was a result of bitcoin posted to derivative trading counterparties.

The receivable is initially recognized and subsequently measured at fair value. Changes in fair value are recorded in (Loss) gain on bitcoin collateral within Other (expense) income in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. For the three and nine months ended June 30, 2026, the Company recognized a loss of $16,506 and $158,964 related to bitcoin collateral, respectively. The Company recognized a gain of $31,354 and $73,847 for the three and nine months ended June 30, 2025, respectively.

6. INVESTMENTS AND DERIVATIVES

The Company holds investment and derivative assets and liabilities. The Company has not designated any derivatives as hedging instruments for accounting purposes. The Company’s bitcoin-linked derivative activities undertaken as part of its broader bitcoin treasury management strategy are referred to collectively as “Digital Asset Management” (“DAM”). The following table presents the carrying value of all investments and derivative instruments, aside from the Company’s warrant liability, including balances as of September 30, 2025 and activity during the period ended June 30, 2026:

Fair value measurements for derivative instruments

Condensed Consolidated Balance Sheet classification(1):	Derivative investments		Other current liabilities	(Other current liabilities) Derivative investments
($ in thousands)	Bitmain Derivatives	DAM Derivative Assets	DAM Derivative Liabilities	Interest Rate Swaps
Balance as of September 30, 2025	$233	$—	$—	$(93)
Total gains or losses for the period
(Loss) gain on derivative securities	(6,630)	5,869	13,158	119
Purchases, sales, and settlements
Purchased and acquired options	6,513	—	20,420	—
Written options	—	—	(45,922)	—
Settlements and expiries	—	(5,089)	9,304	—
Balance as of June 30, 2026	$116	$780	$(3,040)	$26

(1) Balance rows presented represent assets if positive or liabilities if negative.

Derivative contracts are measured at fair value, with changes in fair value and settlements recognized in earnings in the period in which they occur. The Company evaluates all financing and service agreements for potential embedded derivative features that may require bifurcation.

All derivative instruments are recorded in the Condensed Consolidated Balance Sheets at fair value and are classified as current or noncurrent based on the expected timing of settlement. Gains and losses related to a derivative executed as part of the Company’s bitcoin treasury management strategy, both realized and unrealized, are reported on the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income within Gain (loss) on derivative securities, net within Other (expense) income.

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

During the nine months ended June 30, 2026, the Company engaged in calls, puts, and forward contracts. The contracts that were settled through physical delivery of bitcoin resulted in cash proceeds that are reported within the Proceeds from sale of bitcoin and option settlement line item in the Condensed Consolidated Statements of Cash Flows. The Company recognized a total gain, net, from the DAM activity of $13,158 during the same period which is included in Gain (loss) on derivative securities, net in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. As of June 30, 2026 the Company held $3,040 of derivative liabilities with respect to its call and put contracts. The Company maintains a limited amount of bitcoin and cash collateral with these organizations in connection with such transactions. See Note 5 - Receivable from Bitcoin Collateral for further discussion related to bitcoin posted for collateral.

In January 2026, the Company entered into a new miner procurement arrangement with Bitmain that included a contractual option to repurchase an equivalent amount of bitcoin at a fixed U.S. dollar price. This repurchase right was accounted for as a derivative and presented above as Bitmain Derivative and was recorded at fair value in the Condensed Consolidated Balance Sheets. The Bitmain option is a bitcoin-linked derivative but was not entered into as part of the Company’s DAM strategy and was therefore excluded from DAM activity. The Bitmain contract continues to be accounted for as a derivative and measured with a fair value of $116. The unrealized loss of $6,630 related to Bitmain instruments was included in Gain (loss) on derivative securities, net in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the nine months ended June 30, 2026.

The Company also had cash receivables related to bitcoin-denominated puts sold of approximately $5,854, which included non-bitcoin-linked receivables arising from collateralized transactions associated with such puts. This amount was recorded in Prepaid expense and other current assets in the Condensed Consolidated Balance Sheets as of June 30, 2026.

Interest rate swap derivatives

The Company is party to two interest rate swap agreements. These derivatives are recorded at fair value on the Condensed Consolidated Balance Sheets with changes in fair value recognized in current earnings within Gain (loss) on derivative securities, net.

In relation to the Company’s Western Alliance Bank Credit Agreement entered into in August 2024, the Company holds an interest rate swap agreement (see Note 9 - Indebtedness). As of June 30, 2026, this interest rate swap derivative was recorded as a fair value asset of $16, reflecting a gain of $81 during the nine months ended June 30, 2026.

In April 2025, the Company entered into a second interest rate swap agreement in connection with the refinancing of its corporate facility mortgage (see Note 9 - Indebtedness). As of June 30, 2026, the swap derivative was recorded as a fair value asset of $11, reflecting a gain of $38 during the three months ended June 30, 2026.

As of June 30, 2026, the interest rate swap derivatives were recorded as a combined fair value asset of $26. Changes in the fair value of the swaps resulted in a net gain of $119 for the nine months ended June 30, 2026.

Other investments

In April 2026, the Company invested a total of $44,089 in two nonconsolidated entities in which it holds minority ownership interests. These investments are included in Other long-term assets in the Condensed Consolidated Balance Sheets, and the related cash outflows are presented as Investments in other entities within investing activities in the Condensed Consolidated Statements of Cash Flows.

7. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	As of
($ in thousands)	June 30, 2026	September 30, 2025
Land	$152,199	$39,299
Land improvements	12,158	9,937
Building and improvements	101,737	96,400
Leasehold improvements	3,523	2,941
Miners	1,408,836	1,422,011
Mining equipment	24,885	24,807
Infrastructure	364,187	295,837
Machinery and equipment	23,864	16,978
Furniture and fixtures	3,457	2,626
Construction in progress	81,772	12,788
Property and equipment, gross	$2,176,618	$1,923,624
Less: Accumulated depreciation	(841,516)	(559,943)
Property and equipment, net	$1,335,102	$1,363,681

Depreciation expense for the nine months ended June 30, 2026 and 2025 was $331,055 and $236,916, respectively. Depreciation expense attributable to miners for the three months ended June 30, 2026 and 2025 was $99,851 and $83,682, respectively. For the nine months ended June 30, 2026 and 2025, depreciation expense attributable to miners was $299,303 and $209,660, respectively.

During the nine months ended June 30, 2026, the Company had additions to property and equipment of $319,013, which included $51,245 of miners and $116,611 of assets acquired through acquisition transactions (see Note 3 - Acquisitions).

During the nine months ended June 30, 2026, the Company had disposals of property with a net book value of $10,436 for which the Company received proceeds of $3,744, recognizing a loss on disposal of assets of $6,695.

Construction in progress: The Company continues to expand its data center operations through investments in infrastructure, building, and land improvements.

Deposits on miners and mining equipment: As of June 30, 2026 and September 30, 2025, the Company has outstanding deposits for miners and mining equipment totaling $86,264 and $112,037, respectively. Such deposits are recorded in Other long-term assets on the Condensed Consolidated Balance Sheets.

In March 2026, the Company concluded that a $4,008 deposit towards the purchase of transformers was no longer expected to be utilized and recorded an impairment charge for the full carrying amount. In December 2025, the Company began disposing of certain aged mining equipment for less than its carrying value and recorded a related impairment on idle equipment totaling $1,398. The deposit and equipment impairment charges were recorded in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income under the caption Impairment expense.

8. INTANGIBLE ASSETS

Intangible assets consist of the following as of June 30, 2026 and September 30, 2025:

	June 30, 2026			September 30, 2025
($ in thousands)	Intangible assets	Accumulated amortization	Net intangible assets	Intangible assets	Accumulated amortization	Net intangible assets
Software	$7,981	$(4,306)	$3,675	$7,981	$(2,458)	$5,523
Websites	—	—	—	15	(15)	—
Strategic contract	9,800	(9,800)	—	9,800	(9,474)	326
Total	$17,781	$(14,106)	$3,675	$17,796	$(11,947)	$5,849

Amortization expense for the nine months ended June 30, 2026 and 2025 was $2,174 and $3,094, respectively.

The Company expects to record amortization expense of intangible assets over the future periods as follows:

Fiscal year
($ in thousands)	Intangible assets
2026	$616
2027	2,420
2028	639
Total	$3,675

9. INDEBTEDNESS

As of June 30, 2026, the Company had a gross balance outstanding of $1,811,559, netted against discount on loans payable of $29,195. The following table reflects our outstanding debt, net of debt discounts, effective interest rates, and debt issuance costs, as of June 30, 2026 and September 30, 2025:

			As of
($ in thousands)	Maturity Date	Rate	June 30, 2026	September 30, 2025
2032 Convertible notes	Feb-32	0.27%	$1,132,617	$—
2030 Convertible notes	Jun-30	0.46%	638,261	636,036
Western Alliance Bank credit agreement	Aug-29	6.65%	5,422	6,052
Auto & equipment loans and financing	Oct-26 to Dec-31	0.0-11.3%	3,868	1,879
Corporate facility mortgage	Apr-30	6.50%	1,887	1,943
Marquee Funding Partners debt	Aug-26 to Mar-27	13.00%	309	746
Coinbase line of credit	Not specified	8.25%	—	174,500
Total debt outstanding, net of debt discounts and debt issuance costs			$1,782,364	$821,156
Less: current portion of debt			(2,353)	(176,570)
Long-term debt, net of current portion, debt discount and debt issuance costs			$1,780,011	$644,586

The following table reflects the principal amount of loan maturities due over the next five years and thereafter as of June 30, 2026:

($ in thousands)	Five-year debt maturities by fiscal year
Outstanding debt	2026 (Remainder)	2027	2028	2029	2030	2031	Thereafter	Total
2032 Convertible notes	$—	$—	$—	$—	$—	$—	$1,150,000	$1,150,000
2030 Convertible notes	—	—	—	—	650,000	—	—	650,000
Western Alliance Bank credit agreement	223	930	996	3,327	—	—	—	5,476
Auto & equipment loans and financing	251	1,061	1,092	1,110	231	115	8	3,868
Corporate facility mortgage	21	87	93	100	1,605	—	—	1,906
Marquee Funding Partners debt	155	154	—	—	—	—	—	309
Total principal payments by fiscal year	$650	$2,232	$2,181	$4,537	$651,836	$115	$1,150,008	$1,811,559
Unamortized deferred financing costs and discounts								(29,195)
Total debt book value as of June 30, 2026								$1,782,364

Description of outstanding debt

2032 Convertible notes

In November 2025, we issued $1,150,000 aggregate principal amount of 0% convertible senior notes due 2032 (the “2032 Notes”). The 2032 Notes were issued in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The 2032 Convertible Notes are senior, unsecured obligations of the Company and bear interest at a fixed rate of 0.00% per year, payable semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2026. The 2032 Notes will mature on February 15, 2032. The net proceeds from the sales of the 2033 Notes were approximately $1,130,710 after deducting $19,290 of related offering and issuance costs. The unamortized debt issuance costs as of June 30, 2026 were $17,383. The Company used approximately $460,000 of the proceeds to repurchase its common stock (see Note 11 - Stockholders’ Equity). The fair value of the 2032 Notes was determined to be $1,164,007 as of June 30, 2026 based on quoted prices in markets that are not active, which is considered a Level 2 valuation input. While the 2032 Notes bear a 0% fixed interest rate, the effective interest rate for the notes as of June 30, 2026 was 0.27%, primarily reflecting the accretion of debt issuance costs.

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

As of June 30, 2026, none of the conditions permitting the holders of the 2032 Notes to convert their notes early had been met, and to require the Company to repurchase the 2032 Notes for cash. Therefore, the 2032 Notes are classified as long-term.

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

2030 Convertible notes

In December 2024, we issued $650,000 aggregate principal amount of 0% convertible senior notes due 2030 (the “2030 Notes”), including the exercise in full by the initial purchasers of the 2030 Notes of their option to purchase up to an additional $100,000 principal amount of the 2030 Notes. The 2030 Notes were issued in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2030 Notes will mature on June 15, 2030. The net proceeds from the sales of the 2030 Notes were approximately $633,688 after deducting $16,312 of offering and issuance costs related to the 2030 Notes and before the capped call transactions, as described below. The unamortized debt issuance costs as of June 30, 2026 were $11,739. The Company used $145,000 of the proceeds to repurchase its common stock (see Note 11 - Stockholders’ Equity). The fair value of the 2030 Notes was determined to be $853,457 as of June 30, 2026 based on quoted prices in markets that are not active, which is considered a Level 2 valuation methodology. While the 2030 Notes bear a 0% fixed interest rate, the effective interest rate for the notes as of June 30, 2026 was 0.46%, primarily reflecting the accretion of debt issuance costs.

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

As of June 30, 2026, none of the conditions permitting the holders of the 2030 Notes to convert their notes early had been met, and to require the Company to repurchase the 2030 Notes for cash. The 2030 Notes are classified as long-term.

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

As of June 30, 2026, the Company had no outstanding balance under the facility and had no posted bitcoin collateral.

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

As of June 30, 2026, the Company had no outstanding balance under the facility and had no posted bitcoin collateral.

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

The credit agreement contains financial covenants, including a minimum loan-to-value ratio, a minimum debt service coverage ratio, and a minimum average deposit balance. As of June 30, 2026, the Company had $5,474 gross principal balance outstanding for the Western Alliance Bank Credit Agreement. The Company was in compliance with all covenants, and no events of default had occurred under the credit agreement.

Concurrently with the credit agreement, on August 14, 2024, the Company entered into a plain vanilla interest rate swap agreement with a counterparty in which the Company effectively pay a fixed rate of 6.75% on the Western Alliance Bank Credit Agreement. The interest rate swap had an initial notional value of $7,000. This interest rate swap has a maturity date of August 14, 2029. This interest rate swap was not designated as a hedge and is presented within Note 6 - Investments and Derivatives.

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

Marquee Funding Partners debt

As of June 30, 2026, the unpaid balance on the mortgages assumed from the acquisition in August 2022 of a bitcoin mining facility from WAHA Technologies Inc. is $309. The remaining payment terms range from 2-8 months with an annual interest of 13%. The last mortgage matures on March 1, 2027.

Auto and equipment loans and financing

The Company has entered into various financing arrangements to purchase vehicles and non-miner equipment with combined principal outstanding at June 30, 2026 of $2,770. The loans vary in terms from 3-65 months remaining with annual interest rates ranging from 0.0-11.3%. The loans are secured by the purchased vehicles and equipment.

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

As of June 30, 2026, the August 2024 financing arrangement had an outstanding balance of $734, and approximately $365 was outstanding under the March 2026 financing arrangement. The Floating Wall Street Journal Prime Rate was 6.75% as of June 30, 2026, resulting in an interest rate of 7.75% per annum as of that date. The financing arrangements contain financial covenants, including a minimum loan-to-value ratio, a minimum debt service coverage ratio, and a minimum average deposit balance. As of June 30, 2026, the Company was in compliance with all covenants, and no events of default had occurred under the financing arrangements.

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

The Company had income tax benefit (including discrete items) of $2,969 and income tax expense of $18,107 for the three months ended June 30, 2026 and 2025, respectively. The Company also had income tax benefit of $44,275 and income tax expense of $24,281 for the nine months ended June 30, 2026 and 2025, respectively.

The Company’s effective income tax rate (including discrete items) was 1.2% and 6.6% for the three months ended June 30, 2026 and 2025, and 4.3% and 6.2% for the nine months ended June 30, 2026 and 2025, respectively. The Company’s effective tax rate differs from the U.S. statutory rate of 21% primarily due to maintaining a valuation allowance on the deferred tax assets. The unrealized loss on fair value of bitcoin for the nine months ended June 30, 2026 changed the related temporary difference from taxable to deductible, eliminating a source of future taxable income and increasing the valuation allowance by $175,529.

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

11. STOCKHOLDERS’ EQUITY

Overview

As of June 30, 2026, the Company’s authorized capital stock consisted of 600,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share. As of June 30, 2026, there were 299,161,671 shares of common stock issued, 256,796,280 shares of common stock outstanding, and 1,750,000 shares of Series A Preferred Stock issued and outstanding.

As of September 30, 2025, there were 296,087,533 shares of common stock issued, 284,327,598 shares of common stock outstanding, and 1,750,000 shares of Series A Preferred Stock issued and outstanding.

Under the certificate of designation for the Series A Preferred Stock, holders were previously entitled to quarterly dividends on 2% of the Company’s earnings before interest, taxes and amortization, payable in cash or common stock. In March 2026, the Company’s Board of Directors (the “Board”) approved, and the Company filed with the Nevada Secretary of State, an amended and restated certificate of designation for the Series A Preferred Stock, which provided for the extinguishment of the quarterly dividend feature and provided for a one-time dividend payment of $30,000. Following the amendment, the Series A Preferred Stock is no longer entitled to quarterly dividends based on the Company’s earnings before interest, taxes and amortization. The Company recorded the payment as a deemed dividend (the “Deemed Dividend”), which is included in the caption Preferred stock dividends, including the deemed dividend in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income and Condensed Consolidated Statements of Stockholders’ Equity. The preferred stock dividend for the nine months ended June 30, 2026 and 2025 was $30,000 and $10,744, respectively (inclusive of the Deemed Dividend paid in March 2026). The holders of the Series A Preferred Stock have a liquidation preference on the stated value of $0.02 per share. The holders are further entitled to have the Company redeem each share of their Series A Preferred Stock for three shares of common stock in the event of a change of control, and they are entitled to vote together with the holders of our common stock on all matters submitted to stockholders at a rate of forty-five (45) votes for each share of Series A Preferred Stock held.

Common stock issuances during the nine months ended June 30, 2026

The Company issued 1,788,834 shares of common stock in connection with the Austin County, Texas Acquisition (see Note 3 - Acquisitions).

The Company issued 168,349 shares of common stock in connection with the exercise of stock options and warrants. Cash received from such issuance was $1,435.

Common stock repurchased during the nine months ended June 30, 2026

In connection with the issuance of the 2032 Notes in November 2025 (see Note 9 - Indebtedness), the Company repurchased 30,605,456 shares of its common stock from investors in privately negotiated transactions for an aggregate repurchase price of approximately $460,000. As of June 30, 2026, the Company has accrued $3,161 in excise taxes associated with this transaction. The shares were repurchased at fair value and the entire repurchase price was allocated to the repurchase of the shares.

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

12. STOCK WARRANTS

At June 30, 2026, the Company used the Black-Scholes option-pricing model to estimate the fair value of the liability warrants using Level 3 inputs. The fair value of the liability warrants are included in the Other liabilities caption on the Condensed Consolidated Balance Sheets and the changes in fair value are included in Gain (loss) on derivative securities, net on the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.

The following is a summary of stock warrant activity during the nine months ended June 30, 2026.

	Number of Warrants Outstanding	Number of Shares to be Issued Upon Exercise of Warrants	Weighted Average Exercise Price ($) (1)
Balance, September 30, 2025	22,821,286	1,604,559	$156.30
Warrants granted	—	—	$—
Warrants exercised	—	—	$—
Balance, June 30, 2026	22,821,286	1,604,559	$156.30

(1) Weighted average calculated weighting the exercise price versus the number of common shares that would be granted on exercise.

As of June 30, 2026, there were warrants exercisable to purchase 1,604,559 shares of common stock in the Company and there were no unvested warrants. These warrants have a weighted average exercise price of $156.30. Most outstanding warrants contain provisions allowing a cashless exercise at their respective exercise prices.

As of June 30, 2026, 22,813,726 of the outstanding warrants had a weighted average remaining term of 2.3 years and an intrinsic value of $66. The remaining 7,560 of the outstanding warrants do not have expiration dates and have an intrinsic value of $83.

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

As of June 30, 2026 there were 1,219,964 shares available and authorized for issuance under the Plan.

The Company recognized $38,734 and $10,609 for the nine months ended June 30, 2026 and 2025, respectively, in stock-based compensation.

STOCK OPTIONS

The following is a summary of stock option activity during the nine months ended June 30, 2026:

	Number of Option Shares	Weighted Average Exercise Price ($)
Balance, September 30, 2025	2,162,186	$15.66
Options expired	(24,363)	$14.02
Options forfeited	(70,890)	$10.40
Options exercised	(168,349)	$8.52
Balance, June 30, 2026	1,898,584	$16.50

As of June 30, 2026, there were options exercisable to purchase 1,648,476 shares of common stock in the Company and 250,108 unvested options outstanding that cannot be exercised until vesting conditions are met. As of June 30, 2026, the outstanding options had a weighted average remaining term of 6.1 years and an intrinsic value of $4,571. Forfeitures of options are recognized as they occur.

The Company recognized stock-based compensation expense relating to stock options of $2,630 and $3,112 for the nine months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, the Company expects to recognize $2,430 of stock-based compensation for the non-vested outstanding options over a weighted-average period of 1.1 years.

RESTRICTED STOCK UNITS

On March 9, 2026, the Company granted 124,880 RSUs to Board members as part of their annual compensation. These RSUs have a combined grant-date fair value of $1,200. The RSUs are scheduled to vest in four equal quarterly installments on June 30, 2026, September 30, 2026, December 31, 2026, and March 31, 2027. As of June 30, 2026, the Company has settled and issued 31,220 of these RSUs in accordance with the prescribed vesting schedule.

On March 20, 2026, the Company granted 5,411,148 awards to 22 members of its senior leadership team (“Leadership”) under its 2026 Long Term Incentive Plan (“2026 LTIP”), which was approved by the Compensation Committee of the Board, consisting of approximately 40% RSUs and 60% performance-based awards, with the performance-based portion split equally between PSUs and MPSUs. During May 2026, the award was granted to one additional, newly hired member of Leadership.

The Company’s RSUs vest over 3 years, on an annual basis. The value of RSUs is calculated using the closing price of the Company’s common stock on the grant date. Compensation cost for RSUs is recognized ratably over the requisite service period. The Company recognizes forfeitures as they occur.

The following table summarizes the activity for all RSUs during the nine months ended June 30, 2026:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding at September 30, 2025	12,891,419	$9.16	$186,926
Granted	4,110,228	$10.84
Vested	(1,079,437)	$8.77
Forfeited	(939,378)	$11.88
Outstanding at June 30, 2026	14,982,832	$9.48	$218,000

As of June 30, 2026, the Company had 14,982,832 outstanding unvested time-based restricted stock awards, which will vest over the weighted average 2.3 years. As of June 30, 2026, the unrecognized compensation costs related to all RSUs is $105,185.

The Company recognized stock-based compensation expenses related to RSUs, of $32,178 and $7,407 for the nine months ended June 30, 2026 and 2025, respectively.

PERFORMANCE STOCK UNITS

2026 Long Term Incentive Plan

The 60% of the 2026 LTIP granted by the Company consisted of 30% PSU and 30% MPSU. Under the 2026 LTIP, the operational PSU tranche is based on gross MW under executed contracts for AI data center leases and the market-performance tranche is based on a 20-day volume-weighted average price (“VWAP”) multiple at 2.0x the baseline stock price on grant date of $9.40. The Company valued the awards of the operational PSUs using the closing price of the Company’s common stock on the grant date. The MPSUs were valued using a Monte Carlo simulation model whereby the grant date fair value was determined to be $5.79 per unit. Compensation cost for PSUs is recognized over the requisite service period based on the Company’s estimate of the probable payout outcome, with cumulative catch-up adjustments recorded when those estimates change. Compensation cost for MPSUs is recognized over the requisite service period based on the fixed grant-date fair value, regardless of whether the market condition is ultimately achieved, provided the requisite service is rendered. The 2026 LTIP PSUs and MPSUs may be achieved during the applicable performance measurement period, but any resulting awards vest only on March 20, 2029, subject to continued service. As of June 30, 2026, the Company has estimated that 100% of the operational PSU tranche will vest, based on currently owned locations actively marketed or expected to be marketed with power capabilities to meet the expected performance targets by March 20, 2027. The Company will evaluate the status of this performance metric each period end will record an expense true-up in the period of any estimate change.

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

Strategic Transformation Performance Award

Also on March 20, 2026, the Company granted 7,698,000 performance stock awards to three executives under the one-time Strategic Transformation Performance Award (“STPA”). The STPA was approved by the Compensation Committee of the Board and was granted under the Company’s stockholder-approved equity incentive plan. The STPA consisted entirely of performance-based awards, split equally between PSUs and MPSUs. Under the STPA, the operational PSU tranche is based on Total Gross MW of AI data centers “Ready for Service” and the market-performance tranche is based on a 20-day VWAP multiple ranging from 5.0x to 10.0x the baseline stock price on grant date of $9.40. The Company valued the awards of the operational PSUs using the closing price of the Company’s common stock on the grant date. The MPSUs were valued using a Monte Carlo simulation model whereby the grant date fair value was determined to be $6.71 per unit. Compensation cost for PSUs is recognized over the requisite service period based on the Company’s estimate of the probable payout outcome, with cumulative catch-up adjustments recorded when those estimates change. Compensation cost for MPSUs is recognized over the requisite service period based on the fixed grant-date fair value, regardless of whether the market condition is ultimately achieved, provided the requisite service is rendered. The STPA PSUs and MPSUs may be achieved during the performance period between the grant date and September 30, 2030, and any earned awards are released only if the grantee remains employed through September 30, 2030. As of June 30, 2026, the Company has estimated that 0% of the operational PSU tranche will vest since no data center leases have yet been executed and accordingly, no lease commencement dates can be estimated as “Ready for Service” within the performance period. The Company will evaluate the status of future lease transactions each period end and will record an expense true-up in the period of such change.

The following table summarizes the performance targets and payout levels for the operational PSU tranche granted under the STPA:

STPA Operational PSU Performance Targets
AI Data Center Capacity Ready for Service Achievement Level through September 30, 2030	Payout as a % of Target PSU Tranche
Less than 1.00 GW	0%
1.00 GW to 1.49 GW	25%
1.50 GW to 1.99 GW	40%
2.00 GW to 2.24 GW	70%
2.25 GW to 2.49 GW	90%
2.50 GW or greater	100%

The following table summarizes the market-performance targets and payout levels for the MPSU tranche granted under the STPA:

STPA MPSU Market-Performance Targets
20-Day VWAP Achievement Level through September 30, 2030	Implied 20-Day VWAP Based on $9.40 Baseline Stock Price	Payout as a % of Target MPSU Tranche
Less than 5.0x baseline stock price	Less than $47.00	0%
5.0x baseline stock price	$47.00	20%
6.0x baseline stock price	$56.40	35%
7.0x baseline stock price	$65.80	55%
8.0x baseline stock price	$75.20	75%
9.0x baseline stock price	$84.60	90%
10.0x baseline stock price	$94.00	100%

The following table summarizes the activity for all PSUs and MPSUs during the nine months ended June 30, 2026:

	General PSUs	LTIP PSUs and MPSUs	STPA PSUs and MPSUs	Total Number of Shares	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding at September 30, 2025	38,460	—	—	38,460	$10.61	$558
Granted	—	3,280,591	7,698,000	10,978,591	$7.95
Vested	(38,460)	—	—	(38,460)	$10.61
Forfeited	—	50,700	—	50,700	$7.60
Outstanding at June 30, 2026	—	3,331,291	7,698,000	11,029,291	$7.95	$160,476
Less: Not expected to vest	—	—	3,849,000	3,849,000	$9.40
Expected to vest, June 30, 2026	—	3,331,291	3,849,000	7,180,291	$7.17	$104,473

The fair values of the MPSUs were determined using the Monte Carlo simulation and the range of inputs used to value the MPSUs issued during the nine months ended June 30, 2026 were as follows:

Fair value assumptions - Market-based PSUs granted:	Period ended June 30, 2026
Risk free interest rate	3.95% - 4.04%
Expected volatility	98.0% - 101.7%
Expected dividends through the vesting term	$0.00
Performance period (years)	0.8 - 4.5
Vesting term (years)	2.8 - 4.5

As of June 30, 2026, the Company had 7,180,291 stock awards related to PSUs expected to vest combined with MPSUs outstanding. The total compensation cost related to unearned PSUs expected to vest and MPSUs not yet recognized, assuming the Company’s current projected assessment of the level of performance that will be achieved, was approximately $44,634 and the weighted average period over which it is expected to be recognized is approximately 3.5 years. This estimate is based on the current projected levels of performance of outstanding PSUs. The compensation cost not yet recognized could be higher or lower based on actual achieved levels of performance.

Stock-based compensation expense relating to PSUs and MPSUs was $3,926 and $91 for the nine months ended June 30, 2026 and 2025, respectively.

14. REVENUE AND VENDOR CONCENTRATIONS

The Company has one mining pool operator (Foundry Digital) that represented 100% of revenue for the nine months ended June 30, 2026 and 2025. Revenues from Foundry Digital represented 100% of the Company’s total revenues for each of those years, as all bitcoin mining rewards are received through the Foundry mining pool.

The Company had the following significant suppliers of bitcoin miners, with the percentage based on purchase amounts for the nine months ended June 30, 2026 and 2025:

	For the nine months ended June 30,
	2026	2025
Supplier A	72%	97%
Supplier B	20%	—

15. COMMITMENTS AND CONTINGENCIES

Contractual future payments

The contractual future payments related to the Company’s indebtedness are disclosed in Note 9 - Indebtedness to the Condensed Consolidated Financial Statements. The following table sets forth additional information regarding the Company’s unconditional contractual future obligations as of June 30, 2026 that are not recorded in the Condensed Consolidated Balance Sheets:

	Fiscal Year
($ in thousands)	2026	2027	2028	Total
Contractual obligations:
Construction in progress	$24,253	$4,202	$—	$28,455
Modular immersion data centers	1,351	—	—	1,351
Equipment maintenance service contracts	947	—	—	947
Software contracts	170	310	92	572
Other service contracts	175	450	—	625
Total	$26,896	$4,962	$92	$31,950

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

While the ultimate outcome of this matter remains uncertain, the Company has determined that a loss is not probable and, accordingly, no provision was recorded as of June 30, 2026.

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

On September 24, 2025, the Court granted Plaintiffs’ motion for class certification. Expert discovery concluded in late 2025. On June 30, 2026, the Court granted the Company’s motion to exclude in its entirety the report and opinions of Plaintiffs’ sole expert on loss causation and damages. The Court declined to exclude Plaintiffs’ construction expert but determined that appropriate limitations should be placed on his trial testimony. Related motion practice remains ongoing.

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

16. SUBSEQUENT EVENTS

On July 10, 2026, the Company entered into a 20-year triple-net infrastructure lease agreement (the “Sandersville Lease”), with two five-year extension options, with a leading global technology company for 175 MW of critical information technology load at newly acquired land located adjacent to the Company’s Sandersville, Georgia campus (the “Sandersville AI Campus”). Concurrently, the Company also entered into a construction agreement to commence the development and construction of the designed AI data center infrastructure. The Company will continue to utilize the current Sandersville site for bitcoin mining until the lease commencement date, at which time the power will be diverted to the Sandersville AI Campus and bitcoin mining activity will cease. The Company is evaluating the impact to the legacy bitcoin mining infrastructure, which could include a decommissioning and end of life. Because the Sandersville Lease and the related change in the intended use of the site occurred after June 30, 2026, the accompanying Condensed Consolidated Financial Statements have not been adjusted for this subsequent event.

The Company is currently evaluating the recoverability, remaining useful lives, and potential impairment of property and equipment related to bitcoin mining at the Sandersville site and, as of the date of this Quarterly Report on Form 10-Q, cannot reasonably estimate the financial effect of any resulting impairment charge or other related accounting impacts. Any resulting fiscal 2026 accounting effects will be recognized in the period in which the applicable recognition criteria are met and reflected in the Company’s Annual Report on Form 10-K for the fiscal year ending September 30, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

($ presented in 000's, except for bitcoin price)

The following discussion and analysis of our financial condition and results of operations should be read together with the interim Condensed Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in the Form 10-K. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in other parts of this Quarterly Report on Form 10-Q, including in Part II, Item 1A Risk Factors of this report, as well as those identified in the “Risk Factors” section of our Form 10-K. Our historical results are not necessarily indicative of the results that may be expected for any period in the future. See “Forward-Looking Statements.”

Company Overview

We are a data center developer, until recently focused exclusively on bitcoin mining. We focus on providing scalable, energy-efficient digital infrastructure across the United States. We independently own, lease and operate a large portfolio of data centers and power assets with locations in Georgia, Tennessee, Mississippi and Wyoming for a total contracted power capacity of approximately 1,817 megawatts (“MW”) as of June 30, 2026. In October 2025 and February 2026, we acquired properties and related power agreements in Texas to support the development of a next-generation data center campus. In February 2026, we acquired property in Tennessee, and, in December 2025, we acquired property in South Dakota with intentions to build out infrastructure at these sites. We intend to continue our growth in these regions and are actively developing plans for additional capacity in these states and other regions. We have no intention to mine, purchase or hold any crypto assets other than bitcoin at this time or in the foreseeable future, and we did not hold any other crypto asset as of June 30, 2026.

We design our infrastructure to responsibly secure and support both bitcoin mining and AI and HPC workloads. We cultivate trust and transparency among our employees and the communities where we operate.

AI and HPC hosting

Leveraging our power optimization, land acquisition, engineering, operations and construction expertise, we have been actively pursuing opportunities to develop portions of our sites and power pipeline for AI, HPC and other advanced data-center hosting and leasing applications. The expansion of AI technologies and the increasing electricity requirements of AI and HPC workloads have positioned our infrastructure as a competitive platform for hyperscalers, cloud service providers and AI and HPC companies seeking reliable and energy-efficient capacity. As of June 30, 2026 and September 30, 2025, we had earned no revenues from our AI and HPC services business.

We continue to evaluate existing properties for potential conversion or dual-use development to support AI and HPC tenants and are advancing design and permitting activities for greenfield data-center sites.

On July 10, 2026, we entered into the Sandersville Lease which is a 20-year triple-net infrastructure lease agreement with two five-year extension options, with a global technology company (the “Tenant”) for 175 MW of critical information technology load at our Sandersville, Georgia campus. Under the Sandersville Lease, the Tenant will deploy production-grade infrastructure at Sandersville dedicated to a range of computing workloads. The Sandersville Lease is a triple net lease, meaning that the Tenant is responsible for all costs, charges, indemnities and expenses of every kind and nature associated with the leased premises. In connection with the transaction, the Tenant also executed a letter of intent and exclusivity arrangement covering our entire Texas portfolio of 718 acres with up to 885 MW of secured and planned power capacity.

Following the execution of the Sandersville Lease, management began planning the transition of the power capacity currently supporting bitcoin mining operations at the site exclusively to data center use and expects to fully decommission the existing bitcoin mining operations at the site during fiscal year 2028. For a discussion of risks associated with the Sandersville Lease and our AI and HPC strategy, please refer to “Risk Factors—Risks Related to Our Data Center Strategy.”

We maintain real property holdings through our wholly owned and consolidated subsidiaries.

Bitcoin mining

Bitcoin mining has historically been our principal revenue generating business activity. Factors such as access to specialized mining servers, energy, electricity cost, environmental factors (such as cooling capacity) and location play important roles in mining. During June 2026, our operating mining units produced an average computing power of 42.6 exahash per second (“EH/s”), following our achievement of a peak hashrate of 50 EH/s during fiscal year 2025. In bitcoin mining, “hashrate” is a measure of the computing and processing power and speed by which a mining computer mines and processes transactions on the bitcoin network. A company’s computing power, measured in hashrate, is a significant driver of its bitcoin mining revenue, and when compared to the global hashrate, determines the company’s market share, making hashrate one of the most important metrics for evaluating bitcoin mining companies.

We owned approximately 326,530 miners, of which approximately 225,137 were in service as of June 30, 2026. The remainder primarily consists of new machines that are ready for installation at expansion sites, are under evaluation for relocation, or are awaiting repair. Our miners range in age from 1-66 months and have an average age of approximately 23 months. We estimate the useful lives of our miners to be three years. We do not have scheduled downtime for our miners; however, we periodically perform unscheduled maintenance and curtailments on our miners, but such downtime has not historically been significant. When performing unscheduled maintenance, we will typically replace the miner with a substitute miner to limit overall downtime. The miners in service as of June 30, 2026 had a range of energy efficiency (joules per terahash – “J/TH”) of 13.5 to 29.5 J/TH with an average operating energy efficiency of 15.8 J/TH.

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

The value of bitcoin has historically been subject to wide swings. The following table provides a range of intraday low and intraday high bitcoin prices between October 1, 2024 through June 30, 2026.

Range of intraday bitcoin prices
Quarterly Reporting Periods Ended	Minimum Price	Maximum Price
December 31, 2024	$58,864	$108,389
March 31, 2025	76,555	109,358
June 30, 2025	74,421	112,000
September 30, 2025	105,120	124,533
December 31, 2025	80,525	126,296
March 31, 2026	60,000	97,964
June 30, 2026	58,000	82,814

As of June 30, 2026, we held approximately 12,205 bitcoins and had a receivable for 1,719 bitcoin that was posted as collateral and recorded on our Condensed Consolidated Balance Sheets as Receivable for bitcoin collateral. The fair value of our bitcoin as of June 30, 2026 was $714,293 on our Condensed Consolidated Balance Sheets and the fair value of our Receivable for bitcoin collateral was $100,607. The fair value of bitcoin for each reporting period reflects the price of one bitcoin quoted on the active exchange, Coinbase, at the end of the reporting period. Therefore, decreases in the market price of bitcoin could have a material impact on our earnings and on the carrying value of our bitcoin.

As of June 30, 2026 and September 30, 2025, the Company did not hold any other cryptocurrency of value other than bitcoin.

Results of Operations for the three and nine months ended June 30, 2026 and 2025

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

The table below describes our fleet as of June 30, 2026 and 2025 and our miner efficiency and computing power as compared to the global computing power.

	As of June 30,
Combined facilities	2026	2025
Global hashrate (in terms of EH/s) (1)	976	881
Miner efficiency (J/TH) (2)	15.8	16.2
CleanSpark average hashrate (in terms of EH/s) (3)	42.6	45.3
CleanSpark percentage of total global hashrate	4.36%	5.14%

(1) Total global hashrate was obtained from Hashrate index (https://data.hashrateindex.com/network-data/network).

(2) Joules of energy required to produce each terahash of processing power, based on the Company’s miner fleet operating at period end.

(3) The average hashrate was calculated from operating activity for the final month of each respective reporting period.

As of June 30, 2026, our operating hashrate was approximately 4.36% of the total global hashrate, and we received approximately the same percentage of the global blockchain rewards, which, as of that date, equaled approximately 19-20 bitcoin per day, excluding the bitcoin earned from network transaction fees. Ultimately, in order to mine profitably, we work to ensure that these mining rewards cover our direct operating costs.

The table below describes the average cost of mining each bitcoin for the three and nine months ended June 30, 2026 and 2025 and the total energy usage and cost per each kilowatt hour (“kWh”) utilized within our owned facilities.

Cost of Revenues - Analysis of costs to mine one bitcoin	For the three months ended June 30,		For the nine months ended June 30,
(per bitcoin amounts are actual)	2026	2025	2026	2025
Cost of Mining - Owned Facilities
Cost of energy per bitcoin mined	$44,317	$44,690	$47,339	$40,616
Other direct costs of mining - non energy utilities per bitcoin mined	89	116	54	67
Cost to mine one bitcoin - direct energy cost - Owned facilities	$44,406	$44,806	$47,393	$40,683
Miner depreciation per bitcoin mined	51,871	41,601	53,977	36,358
Financing costs per bitcoin mined	—	21	—	58
Direct cost to mine including non-cash depreciation and financing costs - Owned facilities	$96,277	$86,428	$101,370	$77,099

Average revenue of each bitcoin mined (1)	$71,692	$98,753	$82,163	$92,090
Direct cost to mine one bitcoin as % of average bitcoin mining revenue - Including direct energy cost only	61.9%	45.4%	57.7%	44.2%
Direct cost to mine one bitcoin as % of average bitcoin mining revenue - Including miner depreciation expense	134.3%	87.5%	123.4%	83.7%

Statistics
Owned Facilities
Total bitcoin mined at owned facilities (2)	1,925	2,012	5,545	5,767
Bitcoin mining revenue - owned facilities - ($ in thousands)	$138,006	$198,644	$455,594	$531,038
Total miners in service in owned facilities	225,137	241,227	225,137	241,227
Total kWh utilized	1,602,779,051	1,598,500,700	4,878,563,358	4,218,655,894
Total energy expense - ($ in thousands)	$85,309	$89,895	$262,493	$234,212
Cost per kWh	$0.053	$0.056	$0.054	$0.056
Energy expense as a percentage of bitcoin mining revenue, net	61.8%	45.3%	57.6%	44.1%
Other direct costs of mining - non energy utilities ($ in thousands)	$170	$233	$299	$389
Depreciation expense - miners only - ($ in thousands)	$99,851	$83,682	$299,302	$209,659
Direct miner financing costs - ($ in thousands)	$—	$42	$—	$337

(1) Average revenue of each bitcoin mined is calculated by dividing the sum of bitcoin mining revenue for our owned facilities by the total number of bitcoin mined by our owned facilities during the respective periods. We have determined that Coinbase is the principal market for valuing bitcoin transactions and use the closing price of bitcoin at 23:59:59 UTC as the source of recording revenue. See the table “Range of intraday bitcoin prices” for information on the range of intraday bitcoin prices for quarterly periods between October 1, 2024 and June 30, 2026.

(2) Includes mining rewards and transaction fees but excludes the reduction for pool operator fees.

Power prices are the most significant cost driver for our wholly owned locations, and energy expense represented 61.8% and 45.3% as expressed as a percentage of bitcoin mining revenues during the three months ended June 30, 2026 and 2025, respectively, and 57.6% and 44.1% as expressed as a percentage of bitcoin mining revenues during the nine months ended June 30, 2026 and 2025, respectively.

Energy prices can be highly volatile and global events can impact energy rates. We have a diverse portfolio of power contracts across our sites in the states of Georgia, Mississippi, Tennessee and Wyoming. These contracts are currently subject to variable prices and market rate fluctuations with respect to wholesale power costs. Such prices are governed by power purchase agreements which vary by location, and said prices can change hour to hour. While this renders energy prices less predictable, it also gives us greater ability and flexibility to actively manage the energy we consume with a goal of increasing profitability and energy efficiency. Energy prices are also highly sensitive to weather events, such as winter storms, polar vortices and hurricanes, which increase the demand for power regionally. When such events occur, we may curtail our operations to avoid using power at increased rates. The average power prices we paid under our power contracts at our owned facilities were $0.053 and $0.056 per kWh for the three months ended June 30, 2026 and 2025, respectively, and were $0.054 and $0.056 per kWh, for the nine months ended June 30, 2026 and 2025, respectively.

The management team makes real-time determinations on the need and timing during which we should curtail our operations. We curtail when power prices exceed the value we would receive for the corresponding fixed bitcoin reward. This means if bitcoin’s value decreases or energy prices increase, our curtailment will increase; likewise, when bitcoin’s value increases and energy prices decrease, our curtailment will decrease. The management and operations teams manage these decisions on an hour-by-hour basis across all our sites. The Company did not have significant curtailment and maintained an average uptime greater than 87% during the nine months ended June 30, 2026. A large portion of the curtailment during the first quarter related to Hurricane Helene which affected our Georgia sites at the end of September 2024 to the beginning of October 2024. The southeast Georgia sites were shut down as the hurricane began impacting the region, thus at the beginning of the October 2024, these sites were operating on approximately 200 MW which gradually increased during the same week to their full 365 MW capacity when utility service was restored to the communities.

The Company records depreciation expense (a non-cash expense) on its miners on a straight-line basis over the miners’ expected useful life. Such non-cash depreciation amounts are recorded within the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income as Depreciation and amortization. Although the Company recognizes depreciation with respect to its mining assets, it does not consider depreciation in determining whether it is economical to operate its mining equipment since depreciation expense is not an avoidable operating cost, such as energy costs. The table above presents the non-cash miner depreciation expense on a “per bitcoin” basis, calculated by dividing miner depreciation expense in our owned facilities by the number of bitcoin mined in the owned facilities. On a “cost per bitcoin” ratio, miner depreciation expense was $53,977 and $36,358 for the nine months ended June 30, 2026 and 2025, respectively.

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

Results of Operations for the three months ended June 30, 2026 and 2025

($ presented in 000's, except for average bitcoin price)

Bitcoin mining revenue

We earned $138,006 in bitcoin mining revenue during the three months ended June 30, 2026, which was a decrease of $60,638, or 31%, as compared to $198,644 for the three months ended June 30, 2025. Bitcoin mining revenues are recorded net of bitcoin mining fees charged by our sole mining pool operator (Foundry) that equaled approximately 0.26% of gross bitcoin mining revenues for the three months ended June 30, 2026, and are determined by two main drivers: quantity of bitcoin mined and the price of bitcoin on the date the bitcoin is mined. During the three months ended June 30, 2026, we mined 1,920 bitcoin, net of mining pool fees, at an average bitcoin price of $71,881 as compared to 2,012 bitcoin with an average bitcoin price of $98,736 during the three months ended June 30, 2025. The decrease in bitcoin mining revenue for the three months ended June 30, 2026 was attributable to the decrease in the average bitcoin price combined with a decrease in total bitcoin mined during the period as compared to the three months ended June 30, 2025. This was due to an increase in global hashrate over the comparable periods, representing increasing competition across the blockchain network, resulted in a decline in our relative share of total network computational power, which contributed to the decrease in bitcoin mined during the three months ended June 30, 2026.

Cost of revenues (exclusive of depreciation and amortization expense)

Our cost of revenues was $85,480 for the three months ended June 30, 2026, which represents a decrease of $4,648, or 5%, as compared with $90,128 for the three months ended June 30, 2025. This decrease in costs was primarily related to energy costs to operate the miners within our owned facilities, which were $85,309 for the three months ended June 30, 2026, a decrease of $4,586, or 5%, as compared to $89,895 for the three months ended June 30, 2025. Energy costs were generally consistent in comparison, with the slight decrease reflecting normal changes in our operating footprint and power utilization across our facilities. Additionally, we continually evaluate energy and bitcoin prices and periodically will curtail our mining operations when it is advantageous to do so.

Professional fees

Professional fees, which consisted primarily of legal, accounting and consulting fees, were $7,108 for the three months ended June 30, 2026, an increase of $4,104, or 137%, from $3,004 for the three months ended June 30, 2025. This increase was primarily attributable to higher consulting and other professional fees of $3,962 for the three months ended June 30, 2026, as compared to $2,008 for the three months ended June 30, 2025. These costs were incurred in connection with evaluating and developing our HPC and AI initiatives.

Payroll expenses

Payroll expenses were $27,807 for the three months ended June 30, 2026, an increase of $11,409, or 70%, from $16,398 for the three months ended June 30, 2025. Our payroll expenses include all compensation-related expenses for our employees and mainly include salaries, wages, payroll-related taxes and benefits and non-cash stock-based compensation. Payroll expenses, excluding non-cash stock-based compensation, were $12,503 for the three months ended June 30, 2026, representing an increase of 5% from $11,911 for the three months ended June 30, 2025, and were mainly attributed to increased headcount due to expansion of operational locations.

Stock-based awards granted to certain employees are a significant portion of our payroll-related costs. Stock-based compensation for employees, which is a non-cash expense, was $15,304 for the three months ended June 30, 2026, an increase of $10,816, or 241%, from $4,488 for the three months ended June 30, 2025. The lower overall stock-based compensation for the three months ended June 30, 2025 was due to that lack of a formal grant date or service inception date under the 2025 LTIP as of June 30, 2025 and accordingly there was no expense recognized under this plan over that prior year period.

General and administrative expenses

General and administrative expenses increased to $18,298 for the three months ended June 30, 2026 from $16,566 for the three months ended June 30, 2025, representing an increase of $1,732 or 10%. This increase was primarily attributable to increases in corporate overhead, including, but not limited to, property taxes, rent, and maintenance expenses due to the increase in owned assets.

Loss (gain) on fair value of bitcoin, net

Loss on fair value of bitcoin, net was $116,250 for the three months ended June 30, 2026, compared to a gain of $268,651 in the prior-year period, resulting in a total variance of $384,901. We measure crypto assets at fair value and include gains and losses from remeasurement in net income. The loss for the three months ended June 30, 2026 was attributable to the decrease in bitcoin’s fair value from approximately $68,200 per bitcoin as of March 31, 2026 to approximately $58,500 per bitcoin as of June 30, 2026. The gain for the three months ended June 30, 2025 was attributable to the increase in bitcoin’s fair value from approximately $82,500 per bitcoin as of March 31, 2025 to approximately $107,200 per bitcoin as of June 30, 2025.

Depreciation and amortization

Depreciation and amortization expense increased to $111,037 for the three months ended June 30, 2026, from $94,880 for the three months ended June 30, 2025, an increase of $16,157, or 17%. Depreciation expense increased by $16,564, or 18%, during the three months ended June 30, 2026, to $110,422 from $93,858, mainly due to an increase in miners and mining-related equipment being in service during the comparative period.

Amortization expense for the three months ended June 30, 2026 was $616, a decrease of $407, or 40%, from $1,023 for the three months ended June 30, 2025. The decrease in amortization expense is primarily due to some of the Company’s intangible assets aging off of the balance sheet.

Other (expense) income

Other expense was $10,412 as compared to other income of $29,334 for the three months ended June 30, 2026 and 2025, respectively, which represents a change of $39,746.

The loss on bitcoin collateral was the primary driver of the increase in other expense for the three months ended June 30, 2026 due to a period-over-period change in the fair value of bitcoin collateral posted with our counterparties. During the three months ended June 30, 2026, the Company recognized a loss on bitcoin collateral of $16,506, compared to a gain of $31,354 in the prior-year period, resulting in a total variance of $47,860. The loss in the current period was attributable to the decrease in bitcoin’s fair value from approximately $68,200 per bitcoin as of March 31, 2026 to approximately $58,500 per bitcoin as of June 30, 2026. The gain for the three months ended June 30, 2025 pertains to the change in bitcoin’s fair value from approximately $82,500 per bitcoin on March 31, 2025 to $107,200 per bitcoin on June 30, 2025.

Interest income in the three months ended June 30, 2026 increased by $1,788 to $2,143 from $355 for the three months ended June 30, 2025 due to greater balance of cash retained in short-term interest-bearing accounts.

Interest expense in the three months ended June 30, 2026 decreased by $1,414 to $2,040 from $3,454 for the three months ended June 30, 2025 due to the decrease in draw on the lines of credit during the comparative period.

Net (loss) income

Net loss was $239,842, as compared to net income of $257,390 for the three months ended June 30, 2026 and 2025, respectively, which represents a variance of $497,232 due to the reasons stated above.

Results of Operations for the nine months ended June 30, 2026 and 2025

($ presented in 000's, except for average bitcoin price)

Bitcoin mining revenue

We earned $455,594 in bitcoin mining revenue during the nine months ended June 30, 2026, which was a decrease of $87,068, or 16%, as compared with $542,662 for the nine months ended June 30, 2025. Bitcoin mining revenues are recorded net of bitcoin mining fees charged by our sole mining pool operator (Foundry) that equaled approximately 0.22% of gross bitcoin mining revenues for the nine months ended June 30, 2026, and are determined by two main drivers: quantity of bitcoin mined and the price of bitcoin on the date the bitcoin is mined. During the nine months ended June 30, 2026, we mined 5,532 bitcoin, net of mining pool fees, at an average bitcoin price of $82,351 as compared to 5,914 bitcoin with an average bitcoin price of $91,765 during the nine months ended June 30, 2025. The decrease in bitcoin mining revenue for the nine months ended June 30, 2026 was attributable to the decrease in the average bitcoin price combined with a decrease in total bitcoin mined during the period as compared to the nine months ended June 30, 2025. This was due to the decrease in operating miners to 225,137 as of June 30, 2026 from 241,227 as of June 30, 2025, which reflects fleet optimization activities across our operating facilities. Additionally, an increase in global hashrate over the comparable periods, representing increasing competition across the blockchain network, resulted in a decline in our relative share of total network computational power, which contributed to the decrease in bitcoin mined during the nine months ended June 30, 2026.

Cost of revenues (exclusive of depreciation and amortization expense)

Our cost of revenues was $262,792 for the nine months ended June 30, 2026, which represents an increase of $16,950, or 7%, as compared with $245,842 for the nine months ended June 30, 2025. These costs were primarily related to energy costs to operate the miners within our owned facilities, which were $262,493 for the nine months ended June 30, 2026, an increase of $26,855 or 11% as compared to $235,638 for the nine months ended June 30, 2025. Energy costs were generally consistent in comparison, with the slight increase reflecting the modest expansions and normal changes in our operating footprint and power utilization across our facilities. We continually evaluate energy and bitcoin prices and periodically will curtail our mining operations when it is advantageous to do so.

Professional fees

Professional fees, which consisted primarily of legal, accounting and consulting fees, were $22,166 for the nine months ended June 30, 2026, an increase of $12,294, or 125%, from $9,872 for the nine months ended June 30, 2025. This increase was primarily attributable to higher consulting and other professional fees of $13,964 for the nine months ended June 30, 2026, as compared to $6,389 for the nine months ended June 30, 2025. These costs were incurred in connection with evaluating and developing our HPC and AI initiatives.

Payroll expenses

Payroll expenses were $76,514 for the nine months ended June 30, 2026, an increase of $23,992, or 46%, from $52,522 for the nine months ended June 30, 2025. Our payroll expenses include all compensation-related expenses for our employees and mainly include salaries, wages, payroll-related taxes and benefits and non-cash stock-based compensation. Payroll expenses, excluding non-cash stock-based compensation, were $38,989 for the nine months ended June 30, 2026, representing a decrease of 7% from $41,913 for the nine months ended June 30, 2025, and were mainly attributed to changes in the composition and timing of payroll costs during the period, partially offset by increased headcount associated with the expansion of operational locations.

Stock-based awards granted to certain employees are a significant portion of our payroll-related costs. Stock-based compensation, which is a non-cash expense, was $37,525 for the nine months ended June 30, 2026, an increase of $26,916, or 254%, from $10,609 for the nine months ended June 30, 2025. The lower overall stock-based compensation for the nine months ended June 30, 2025 was due to that lack of a formal grant date or service inception date under the 2025 LTIP as of June 30, 2025, and accordingly there was no expense recognized under this plan.

General and administrative expenses

General and administrative expenses increased to $49,845 for the nine months ended June 30, 2026 from $38,356 for the nine months ended June 30, 2025, representing an increase of $11,489 or 30%. This increase was primarily attributable to increases in corporate overhead, including, but not limited to, property taxes, rent, and maintenance expenses due to the increase in owned assets.

Loss (gain) on fair value of bitcoin, net

Loss on fair value of bitcoin, net for the nine months ended June 30, 2026 was $587,189 as compared to a gain on fair value of bitcoin of $359,190 for the nine months ended June 30, 2025, a total variance of $946,379. The loss for the nine months ended June 30, 2026 pertains to the change in bitcoin’s fair value from approximately $114,100 per bitcoin on September 30, 2025 to approximately $58,500 per bitcoin on June 30, 2026. The gain for the nine months ended June 30, 2025 pertains to the change in bitcoin’s fair value from approximately $63,300 per bitcoin on September 30, 2024 to $107,200 per bitcoin on June 30, 2025.

Depreciation and amortization

Depreciation and amortization expense increased to $333,229 for the nine months ended June 30, 2026, from $240,010 for the nine months ended June 30, 2025, an increase of $93,219 or 39%. Depreciation expense increased by $94,139, or 40%, during the nine months ended June 30, 2026, from $236,916 to $331,055, mainly due to an increase in miners and mining-related equipment being in service during the comparative periods.

Amortization expense for the nine months ended June 30, 2026 was $2,174, a decrease of $920, or 30%, from $3,094 for the nine months ended June 30, 2025. The decrease in amortization expense is primarily due to some of the Company’s intangible assets aging off of the balance sheet.

Other (expense) income

Other expense was $146,539 for the nine months ended June 30, 2026, compared with other income of $71,555 for the nine months ended June 30, 2025, which is a change of $218,094.

The $158,964 loss on bitcoin collateral was the primary reason for the increase in other expense compared to a prior year gain on bitcoin collateral of $73,847. The loss in the fair value of collateral for the nine months ended June 30, 2026 is attributable to the change in the underlying bitcoin posted as collateral’s fair value during the period from approximately $114,100 per bitcoin on September 30, 2025 to approximately $58,500 per bitcoin on June 30, 2026. The gain for the nine months ended June 30, 2025 pertains to the change in bitcoin’s fair value from approximately $63,300 per bitcoin on September 30, 2024 to $107,200 per bitcoin on June 30, 2025.

Interest income in the nine months ended June 30, 2026 increased to $7,400 from $3,845 for the nine months ended June 30, 2025, an increase of $3,555 due to greater balance of cash retained in short-term interest-bearing accounts.

Interest expense in the nine months ended June 30, 2026 increased by $1,510 to $7,790 from $6,280 for the nine months ended June 30, 2025 due to the amortization of deferred issuance costs from the convertible notes and the lines of credit which the company had a limited volume of outstanding amounts during the comparative periods.

Net (loss) income

Net loss for the nine months ended June 30, 2026 was $996,896, as compared to net income of $365,389 for the nine months ended June 30, 2025, due to the reasons stated above.

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

The following is a reconciliation of our non-GAAP Adjusted EBITDA to its most directly comparable GAAP measure (i.e., net (loss) income) for the periods indicated:

($ in thousands)	For the three months ended June 30,		For the nine months ended June 30,
Reconciliation of non-GAAP Adjusted EBITDA	2026	2025	2026	2025
Net (loss) income	$(239,842)	$257,390	$(996,896)	$365,389
Depreciation and amortization	111,037	94,880	333,229	240,010
Share-based compensation expense	14,548	4,488	38,734	10,609
Gain (loss) on derivative securities, net	(5,673)	430	(12,628)	1,549
Interest income	(2,143)	(355)	(7,400)	(3,845)
Interest expense	2,040	3,454	7,790	6,280
Other income	(318)	(1,509)	(187)	(1,692)
Loss (gain) on disposal of assets	2,925	156	6,692	(2,865)
Fees related to financing & business development transactions	4,973	22	10,243	653
Litigation & settlement related expenses	807	638	3,267	1,179
Severance and other	150	—	50	12
Income tax (benefit) expense	(2,969)	18,107	(44,275)	24,281
Indirect tax contingency expenses	1,500	—	6,393	—
Impairment expense	—	—	5,406	—
Non-GAAP Adjusted EBITDA*	$(112,965)	$377,701	$(649,582)	$641,560

* We have not excluded our Loss (gain) on fair value of bitcoin, net or our (Loss) gain on bitcoin collateral which we record in our Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income as provided in ASC 350-60 and discussed in the Form 10-K. Loss (gain) on fair value of bitcoin, net totaled a loss of $116,250 and a gain of $268,651 in the three months ended June 30, 2026 and 2025, respectively, and a loss of $587,189 and a gain of $359,190 in the nine months ended June 30, 2026 and 2025, respectively. (Loss) gain on bitcoin collateral totaled a loss of $16,506 and a gain of $31,354 in the three months ended June 30, 2026 and 2025, respectively, and a loss of $158,964 and a gain of $73,847 in the nine months ended June 30, 2026 and 2025, respectively.

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

As of June 30, 2026, we had total current assets of $920,827, consisting of cash and cash equivalents, prepaid expenses and other current assets, receivable from bitcoin collateral, and bitcoin. Our total current liabilities and total liabilities as of June 30, 2026 were $155,752 and $1,940,916, respectively. We had working capital of $765,075 as of June 30, 2026. We use a portion of the bitcoin we mine to fund operations and to fund capital expenditures. In addition, we have a total outstanding balance of $1,770,878 zero-coupon convertible notes outstanding and unused lines of credit balances totaling $400,000 with Coinbase and Two Prime as discussed in Note 9 - Indebtedness.

Based on our current plans and business conditions, we believe that existing cash and cash equivalents and bitcoin, together with cash and bitcoin generated from operations and our future financing activities, will be sufficient to satisfy our anticipated cash requirements for the next 12 months until we reach consistent profitability, and we are not aware of any trends or demands, commitments, events or uncertainties that are reasonably likely to result in a decrease in the liquidity of our assets. To facilitate the build out of the data center being leased under the Sandersville Lease, we will need to raise additional funds, likely through project-based debt financing, and we will be required to raise additional capital to continue to pursue our AI and HPC strategy and to support our future development of AI data centers, competitive dynamics or technologies, business opportunities, challenges, acquisitions or unforeseen circumstances and in either the short-term or long-term may determine to engage in additional equity or debt financings. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited. In particular, the ongoing impacts of inflation and fluctuations in interest rates, global conflicts including increases in tariffs, have resulted in, and may continue to result in, significant disruption and volatility in the global financial markets, reducing our ability to access capital. If we are unable to raise additional funds when or on the terms desired, our business, financial condition and results of operations could be adversely affected.

Material cash requirements

We are a party to many contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the Condensed Consolidated Balance Sheets as of June 30, 2026, while others are considered future commitments. Our contractual obligations primarily consist of cancelable purchase commitments with various parties to purchase goods or services, primarily mining equipment and construction costs, as well as operating leases. For information regarding our other contractual obligations, refer to Note 15 - Commitments and Contingencies and Note 16 - Subsequent Events in this Quarterly Report on Form 10-Q for the period ended June 30, 2026, and Note 19 - Commitments and Contingencies included in our Form 10-K as filed with the SEC on November 25, 2025.

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

The table below reconciles the Company’s derivative income to its related proceeds from DAM activities for the period presented:

	For the three months ended June 30,	For the nine months ended June 30,
($ in thousands)	2026	2026
Gain (loss) on derivative securities, net	$5,673	$12,628
Add: Fair value in excess of strike price on settled DAM derivatives	2,982	4,214
Add: Loss on value assigned to costless Bitmain contract option	1,167	6,630
Less: Gain on other non-DAM Investments	(64)	(230)
(Less)/add: Change in net fair value of unsettled DAM derivatives during the period	(1,311)	2,260
Add: Basis premium generated from DAM forward trades	148	338
Proceeds from premiums	$8,595	$25,840

During the three and nine months ended June 30, 2026 activities provided $8,595 and $25,840, respectively, of proceeds from premiums and incremental Spot+ trading. These premiums are used to supplement operating cash flows from bitcoin mining. Management views DAM activities as an integrated component of its treasury strategy and liquidity management, rather than as speculative trading. The Company expects to continue its Spot+ and yield strategies at measured levels relative to its total bitcoin balance and operating requirements. The Bitmain options are bitcoin-linked derivatives but were not a result of the Company’s DAM strategy and are not included in DAM activity.

The table below presents the Company’s DAM derivative activity for the three months ended June 30, 2026, which supports the proceeds reconciliation above:

For the three months ended June 30, 2026	Average BTC Price at Contract Date	Average BTC Strike Price	BTC Equivalent Contracts	Proceeds from Premiums ($000's)	Effective Sales Price to Spot (1)	Annualized Premium Yield (1)
Spot+ Calls	$68,766	$76,383	9,400	$8,017	112.3%	—
Yield Calls	71,097	91,923	3,550	$2,015	—	3.7%
Yield Puts	73,748	58,642	2,650	$1,938	—	6.4%
Forwards(2)	61,500	62,105	244	$148	—	6.0%
Bitmain options hedge	—	—	—	$—	—	—
Derivative close-out transactions	67,747	78,701	7,850	$(3,523)	—	—
Total				$8,595

(1) Trade-date, illustrative metrics intended to show the strategy’s implied economics at inception; they do not represent actual sales or yields, and bitcoin subject to these contracts may be exited early or remain unsold.

(2) Annualized premium yields from Forwards represent expected settlement premium on inception of $148.

The table below presents the Company’s DAM derivative activity for the nine months ended June 30, 2026, which supports the proceeds reconciliation above:

For the nine months ended June 30, 2026	Average BTC Price at Contract Date	Average BTC Strike Price	BTC Equivalent Contracts	Proceeds from Premiums ($000's)	Effective Sales Price to Spot (1)	Annualized Premium Yield (1)
Spot+ Calls	$81,058	$89,105	27,705	$26,743	111.1%	—
Yield Calls	86,370	113,990	12,535	$6,979	—	3.5%
Yield Puts	83,322	71,173	10,035	$11,838	—	14.3%
Forwards(2)	78,977	79,381	836	$338	—	5.2%
Bitmain options hedge	118,700	122,000	128	$362	—	—
Derivative close-out transactions	76,367	88,127	19,805	$(20,420)	—	—
Total				$25,840

(1) Trade-date, illustrative metrics intended to show the strategy’s implied economics at inception; they do not represent actual sales or yields, and bitcoin subject to these contracts may be exited early or remain unsold.

(2) Annualized premium yields from Forwards represent expected settlement premium on inception of $338.

Operating activities

The Company generates non-cash revenue through mining bitcoin, which it retains the majority of based on its long-term value strategy, while funding all operating expenses with cash. As a result, net cash used in operating activities for the nine months ended June 30, 2026 was $409,297 primarily due to cost of revenues of $262,792, general and administrative expenses of $49,845, payroll expenses, excluding noncash payroll expenses, of $38,989 and professional fees of $22,166, as well as a net $38,756 use of cash from changes in operating assets and liabilities.

Operating activities for the nine months ended June 30, 2025, resulted in a net cash outflow of $341,623, primarily due to cost of revenues of $245,842, general and administrative expenses of $38,356, payroll expenses, excluding noncash payroll expenses, of $12,503 and professional fees of $9,872, in spite of a net income of $365,389, due to the increase of the non-cash gains in the held bitcoin balance. Changes in operating assets and liabilities used a net total of $8,833 of cash.

Investing activities

Investing activities from operations generated $104,465 during the nine months ended June 30, 2026. Our payments on miners (including miner deposits) of $32,374, purchase of fixed assets of $80,620, purchase of bitcoin and settlement of bitcoin-lined put options of $146,263, payments for asset acquisitions of $86,784 and investments in other entities of $44,089, were the main components of our investing cash outflow for the nine months ended June 30, 2026. This was fully offset by cash received from proceeds from the sales of bitcoin of $471,278, proceeds from derivative contracts of $45,847 and proceeds received from the sale of miners of $3,744.

During the nine months ended June 30, 2025, cash used in investing activities totaled $441,154 and was primarily driven by payments on miners and mining equipment of $382,285, purchase of fixed assets of $133,986, and payments for asset acquisitions cumulating to about $15,008. This was partially offset by cash received from proceeds from the sales of bitcoin of $127,625, the GRIID acquisition of $1,411 and by proceeds from the sale of miners of $42,832.

Financing activities

Cash flows generated from financing activities during the nine months ended June 30, 2026 amounted to $464,715 compared to $696,514 for the nine months ended June 30, 2025. Our cash flows from financing activities for the nine months ended June 30, 2026 consisted primarily of proceeds from the convertible note totaling $1,133,086, partially offset by net repayments on the revolving lines of credit of $174,500 and the repurchase of common stock of $460,000.

Our cash flows from financing activities for the nine months ended June 30, 2025 consisted primarily of proceeds from the convertible note and line of credit totaling $812,195 and proceeds from at-the-market equity offerings of $186,808, partially offset by the repurchase of common stock of $145,000, aggregate payments for capped call transactions of $90,350, and payments on loans in the amount of $58,513.

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

At June 30, 2026, the Company held approximately 12,205 bitcoin on hand and the equivalent of 1,719 bitcoins receivable as a result of collateral held by third parties. As of June 30, 2026, the fair value of a single bitcoin was approximately $58,500, causing the fair value of the Company’s bitcoin holdings and receivable from collateral on that date to approximate $815 and $101 million, respectively. A 10% increase or decrease in the fair value of bitcoin as of June 30, 2026, would have increased or decreased the total cash value that could be realized if the Company were to sell its bitcoin and related receivables by approximately $92 million in total.

Market Price Risk of Bitcoin-Linked Derivative Instruments.

As of June 30, 2026, we held bitcoin-linked derivative liabilities with a combined fair value of approximately $3,040 and bitcoin-linked derivative assets with a combined fair value of $896. A 10% change in the fair value of these derivative liabilities, holding all other variables constant, would result in an approximate $304 increase or decrease in the total fair value of the derivatives and a corresponding offset to net loss. Likewise, a 10% change in the fair value of these derivative assets, holding all other variables constant, would result in an approximate $90 increase or decrease in the fair value of the derivative assets and a corresponding offset to net loss.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of June 30, 2026, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above that occurred during the three months ended June 30, 2026 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Risks Related to Our Data Center Strategy

Our data center projects may be subject to new or rapidly evolving regulatory frameworks, and we may face increased public scrutiny or negative publicity as a result of our data center strategy.

Data centers are increasingly scrutinized by federal, state, and local authorities, and have been subject to environmental activists and negative public perception, due to concerns regarding energy consumption, land use, carbon emissions, water usage, environmental impacts, data-sovereignty considerations and national-security-related issues. Regulators may impose new permitting requirements, energy-efficiency standards, carbon-reduction mandates, sustainability reporting rules, or operational restrictions specific to data centers, AI infrastructure, or high-density compute environments. For example, on July 14, 2026, New York State Governor Kathy Hochul signed an executive order barring the construction of new hyperscale data centers using 50 megawatts or more of power for up to one year in the state of New York. We are evaluating the scope and enforceability of the August 3, 2026 letter written by Texas Governor Greg Abbott to the Electric Reliability Council of Texas and the Public Utility Commission of Texas, which directed a comprehensive verification and audit of all data centers advancing through the interconnection process within the state before they are approved to move forward, and the earlier July temporary data center and battery energy storage system moratorium imposed by Austin County. Such governmental actions and regulations, at the federal level or by state and local governments in the States of Texas and Georgia, where our properties are located, could increase our capital expenditures, delay development timelines, limit expansion opportunities, limit projects from moving forward through commercialization, or require costly modifications to existing infrastructure. Any restrictions or new policy initiatives targeting large-scale compute operations, including those supporting AI/HPC workloads, could limit our opportunities to acquire additional properties and restrict our ability to build out our data center operations on any of our existing or future properties, which may adversely affect our data center business or limit the economic viability of our strategic diversification initiatives. Given the evolving nature of digital asset and data-center regulation, and the difficulty of predicting the outcomes of ongoing or future governmental actions, we cannot assure you that future regulatory or legislative developments will not have a material adverse effect on our business, prospects, financial condition, or operations. Even in the absence of new regulations or legislation, increased public scrutiny or negative publicity regarding the development and environmental impact of HPC data centers could harm our reputation, which may adversely affect our business, financial condition and results of operations.

We may not realize the anticipated benefits of our HPC and AI data center strategy.

Our data center strategy is in its early stages, and the success of our data center business is uncertain and may not develop as anticipated. The performance of our data center business may be affected by various factors, including the availability, reliability, and timing of power supply; increased community scrutiny of data center resource use, including land, water, and power, resulting in stricter requirements from permitting authorities; supply chain disruptions, including constraints in local labor availability; changes in tariff policies or the adoption of more restrictive trade regulations; and our ability to retain and continue to develop the specialized expertise required to operate and scale a data center business. If any of these challenges arise, or if we are otherwise unable to successfully implement or execute our data center strategy, our business, prospects, financial condition, and results of operations would be materially and adversely affected.

To date, we have only secured one infrastructure lease agreement with a data center customer (the “Tenant”) at our Sandersville, Georgia, campus (the “Sandersville Lease”). For our data center strategy to be successful, we will need to enter into additional infrastructure lease agreements in a timely and cost-effective manner. Further, we may need to acquire additional power capacity and properties. It is uncertain whether we will be able to attract and retain additional data center customers—including hyperscalers, cloud service providers, and AI and HPC companies—to support the development and commercialization of data centers on our properties. If we are unable to secure and retain additional customers, we may be unable to monetize our current and future properties, and the anticipated benefits of our initiative may not materialize, which may materially and adversely impair our results of operations.

Building out our HPC and AI data center operations could draw resources and power away from bitcoin mining and add operational complexity.

Our strategic expansion into data center development may divert capital, personnel, infrastructure and other resources away from our existing bitcoin mining business. In particular, allocating power capacity to data center workloads may reduce the power available for bitcoin mining, which is a highly competitive and capital-intensive industry. Reduced power availability for mining could limit our ability to deploy additional hash rate at the pace of our competitors, potentially diminishing our market position and profitability. Operating multiple distinct business lines may also increase operational complexity and place additional demands on our management, technical teams, and support personnel. Managing these potentially competing priorities may strain our resources, increase the risk of operational inefficiencies, and negatively affect our overall performance, strategic execution, and financial results. Any such developments could materially and adversely affect our business, prospects, financial condition, and results of operations.

Our existing contract with the Tenant and any future contracts with HPC data center customers could subject us to significant liability.

We have entered into the Sandersville Lease with the Tenant, and aim to enter into additional, similar agreements with other tenants, pursuant to which we provide data center space, power, environmental controls, physical security and connectivity products to our HPC data center customers. These contracts typically contain indemnification and liability provisions, in addition to service level commitments, which could potentially impose a significant cost on us in the event of losses arising out of certain breaches of such agreements, services to be provided by us or our subcontractors or from third-party claims. HPC data center customers increasingly are looking to pass through their regulatory obligations and other liabilities to their outsourced data center providers, and we may not be able to limit our liability or damages in an event of loss suffered by such customers, whether as a result of our breach of an agreement or otherwise. If such an event of loss occurred, we could be liable for material monetary damages and could incur significant legal fees in defending against such an action, which could adversely affect our financial condition and results of operations.

We may enter into lease agreements, such as the Sandersville Lease, for HPC data center facilities prior to their development. If we fail to complete the facilities in a timely manner, the customer may be entitled to terminate its agreement, seek damages or penalties against us or pursue other remedies and we may be required to find a new customer for the space. If we are not able to complete an HPC data center in a timely manner, if development costs are higher than we currently estimate, our financial condition, results of operations and cash flow could be materially adversely affected.

Additionally, a customer’s decision to lease space and power at our facilities typically involves a significant commitment of resources and due diligence on the part of our customers regarding the adequacy of our facilities. As a result, in the future we may expend significant time and resources in pursuing a particular transaction that may not result in revenue. Economic conditions, including market downturns and the implementation of new tariffs and more restrictive trade regulations may impact customers’ ability to plan future business activities, which could cause customers to slow spending or delay decision making. Our inability to adequately manage the risks associated with these developments may adversely affect our business, financial condition and results of operations.

We may be unable to timely achieve the financing, construction and delivery milestones required under the Sandersville Lease, which could result in rent abatements or termination of the Sandersville Lease.

The Sandersville Lease requires us to satisfy specified financing, construction and delivery milestones, as well as other covenants and conditions. Although deliveries under the Sandersville Lease are expected to begin in the fourth quarter of 2027, our ability to meet that schedule depends on numerous factors, many of which are outside our control, including our ability to obtain financing for and complete the construction of the Sandersville data center project on time.

Completion of the Sandersville project requires substantial specialized equipment, which may not be obtained on a timely basis. Supply chain constraints, long lead times, price increases and competition from other developers and operators, many of which may have greater resources than we do, could impair our ability to procure equipment when needed and on acceptable terms. Any inability to obtain required equipment on a timely and cost-effective basis could delay construction, increase our costs, jeopardize our ability to satisfy our milestones under the Sandersville Lease, and adversely affect the returns we expect from the project.

The completion of the Sandersville data center project also depends on obtaining necessary regulatory approvals and on the availability of adequate electrical power. Delays or failures in obtaining required approvals, or a lack of sufficient power capacity, could delay or prevent completion of the project and cause us to miss our milestones under the Sandersville Lease. In addition, following the completion of construction, the project depends on the ongoing supply of electrical power, and any interruptions in that supply could disrupt the Tenant’s operations, expose us to liability or reduced revenue, and adversely affect our relationship with the Tenant. Although the Sandersville campus was selected in part for its access to reliable, low-cost power, there can be no assurance that adequate power will remain available on acceptable terms or without interruption throughout the term of the Sandersville Lease.

Further, we are dependent on a third party to lead the development of the Sandersville project, and we are subject to risks related to the performance of such third party and the third party’s personnel and suppliers. If the third party or its personnel or suppliers fail to perform their obligations in a timely and satisfactory manner, or at all, we may experience delays or cost overruns and may be unable to satisfy our construction and delivery milestones under the Sandersville Lease. Our reliance on a third party for a project of this scale and complexity reduces our direct control over the timing, quality and cost of the work, and any deficiency in the third party’s performance could have a material adverse effect on our business, financial condition and results of operations.

If we fail to timely satisfy applicable milestones due to any of the risks and uncertainties discussed above, the consequences could include rent abatements and/or termination of the Sandersville Lease. Any such rent abatement would reduce the revenue we expect to derive from the project, and a termination of the Sandersville Lease would deprive us of the substantial contracted revenue on which our development plans and financing arrangements are premised, either of which could have a material adverse effect on our business, financial condition, results of operations and our ability to service our existing indebtedness.

We will need to raise substantial additional capital to fund the development of the Sandersville project, and such capital may not be available on favorable terms or at all.

We will need to raise substantial additional capital to fund the significant capital expenditures we expect to incur to develop and construct data center infrastructure at the Sandersville Campus in accordance with specified delivery milestones. Our ability to raise such capital depends on conditions in the capital and credit markets, our financial performance and other factors, many of which are beyond our control, and additional financing may not be available to us on acceptable terms, or at all. If we are unable to raise the capital necessary to fund the project on a timely basis, we may be unable to satisfy our construction and delivery milestones under the Sandersville Lease, which could result in rent abatements or termination of the Sandersville Lease and could materially and adversely affect our business and financial condition.

We expect to seek substantial debt financing at the parent and/or subsidiary level, which could also include additional equity or equity-linked financing, in connection with the Sandersville Lease and future data center projects, and incurring any such indebtedness may increase our leverage and debt service obligations, and may also contain covenants that restrict our operating and financial flexibility. A high level of indebtedness could make it more difficult for us to satisfy our obligations under our existing and future indebtedness, limit our ability to obtain additional financing, and increase our vulnerability to adverse economic and industry conditions. There can be no assurance that we will generate sufficient cash flow, including from the contracted revenue under the Sandersville Lease, to service such indebtedness.

Even if we are able to raise sufficient capital to fund the development of the Sandersville project and any other data center initiatives, we must carefully evaluate and effectively manage capital expenditures and operating results. However, we may be unable to accurately project our future capital needs or sufficiently allocate resources to address such needs. If we underestimate these capital requirements, we may not be able to complete development of the Sandersville project or any future data center project, both of which would materially and adversely impair our results of operations.

Changes in AI and HPC infrastructure needs could reduce the demand for, and value of, the Sandersville project.

Our expectations regarding the Sandersville project are based in part on current trends in AI and HPC infrastructure demand. The market for data center infrastructure supporting AI and HPC workloads is rapidly evolving, and changes to AI and HPC infrastructure needs, including changes in technology, computing architectures, customer requirements and industry demand, could adversely affect the value of the project and the demand for the infrastructure we are developing. If the demand for AI and HPC data center capacity does not develop as we expect, or declines, the assumptions underlying the Sandersville Lease and our broader land-and-power strategy may prove incorrect, which could adversely affect our results of operations and prospects.

Our expectations regarding future revenue and net operating income from the Sandersville project may not be realized.

Our estimates regarding the future revenue and net operating income generated by Sandersville Lease are based on numerous assumptions regarding timing, costs, financing, the performance of a third party, power availability, the exercise of extension options and other matters, including the risks and uncertainties discussed above, many of which are beyond our control. Further, the extension options of the Sandersville Lease are exercisable at the Tenant’s discretion, and if the Tenant elects not to exercise them, we would not realize the incremental contracted revenue associated with the extension periods, and our long-term returns from the project would be correspondingly reduced. As such, there is no certainty that our expectations of future revenue and net operating income growth will be realized. Actual results may differ materially from our estimates, and investors should not place undue reliance on them. If the anticipated revenue and net operating income from the Sandersville project are not realized, our ability to service and repay our existing and future indebtedness could be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Plans

During the three months ended June 30, 2026, each of the Company’s officers, as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended, adopted a separate written trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, and the Company’s policies regarding transactions in Company securities. Each trading arrangement will remain in effect through the listed date, unless earlier terminated in accordance with its terms or all shares authorized for sale under the applicable arrangement have been sold. The aggregate number of shares of the Company’s common stock that may be sold pursuant to each arrangement is set forth below. A significant majority of the shares authorized for sale under these arrangements are intended to be sold to satisfy tax withholding obligations arising in connection with the vesting or settlement of equity awards, consistent with the Company’s insider trading policy.

Name	Title	Action	Adoption Date	Aggregate shares authorized for sale	Expiration Date
S. Matthew Schultz	Chairman and Chief Executive Officer	Adoption	May 13, 2026	665,838	May 15, 2027
Gary A. Vecchiarelli	President and Chief Financial Officer	Adoption	May 13, 2026	239,187	May 15, 2027
Scott E. Garrison	Chief Development Officer and Executive Vice President	Adoption	May 13, 2026	266,034	May 15, 2027
Taylor Monnig	Chief Technology Officer and Chief Operating Officer	Adoption	May 13, 2026	163,862	December 8, 2026
Brian Carson	Chief Accounting Officer	Adoption	May 13, 2026	80,024	March 24, 2027

Item 6. Exhibits

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350					**
101 INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101 SCH	Inline XBRL Taxonomy Extension Schema with embedded linkbases documents.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CleanSpark, Inc.

Date: August 6, 2026	By: /s/ S. Matthew Schultz S. Matthew Schultz Title: Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2026	By: /s/ Gary A. Vecchiarelli Gary A. Vecchiarelli Title: President and Chief Financial Officer (Principal Financial Officer)

Date: August 6, 2026	By: /s/ Brian Carson Brian Carson Title: Chief Accounting Officer (Principal Accounting Officer)